Form 10-Q
period 1996-06-30
INTEGRA LIFESCIENCES CORP
filed 1996-08-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                         Commission file number 0-26224



                        INTEGRA LIFESCIENCES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 51-0317849
              --------                                 ----------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

          105 Morgan Lane
      Plainsboro, New Jersey                              08536
      ----------------------                              ------
(Address of principal executive offices)               (Zip code)

                                 (609) 275-0500
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [x] - Yes         [ ] - No


         As of August 8, 1996, the registrant had outstanding 28,518,777 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION



                                      INDEX


                                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995 (Unaudited)                                    3

            Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 1996 and 1995 (Unaudited)        4

            Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1995 (Unaudited)                  5

            Notes to Unaudited Condensed Consolidated Financial
               Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          10

Item 4.  Submission of Matters to a Vote of Security Holders                        11

Item 6.  Exhibits and Reports on Form 8-K                                           11


SIGNATURES                                                                          12

Exhibit                                                                             13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                              June 30, 1996  December 31, 1995
                                                                              -------------  -----------------
ASSETS
Current Assets:
   Cash and cash equivalents ..............................................   $   9,669,642    $   4,512,434
   Short-term investments .................................................      23,907,198        1,197,812
   Accounts receivable, net ...............................................       2,738,805        1,768,099
   Inventories ............................................................       2,769,186        1,372,313
   Prepaid expenses and other current assets ..............................         295,474          468,547
                                                                              -------------    -------------
     Total current assets .................................................      39,380,305        9,319,205
Property and equipment, net ...............................................       9,111,244        9,605,796
Investments ...............................................................       3,961,680              -
Intangibles and other assets ..............................................         111,093          452,719
                                                                              -------------    -------------

   Total assets ...........................................................   $  52,564,322    $  19,377,720
                                                                              =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade ................................................   $     355,943    $     321,304
   Accrued expenses .......................................................       1,486,500        1,261,771
   Deferred revenue .......................................................          10,650           10,650
   Short-term debt - related party ........................................             -             10,314
   Other current liabilities ..............................................          37,137          148,173
   Accrual for plant closing ..............................................             -             90,914
                                                                              -------------    -------------
     Total current liabilities ............................................       1,890,231        1,843,126
Other liabilities .........................................................         152,948          107,908
                                                                              -------------    -------------

   Total liabilities ......................................................       2,043,179        1,951,034
                                                                              -------------    -------------

Stockholders' Equity:
 Preferred stock, $.01 par value (15,000,000
   authorized shares; no shares issued or out-
   standing)...............................................................             -                -
 Common stock, $.01 par value (60,000,000 authorized shares; 28,518,777 and
   23,493,916 issued and outstanding at June 30, 1996
   and December 31, 1995, respectively) ...................................         285,188          234,939
Additional paid-in capital ................................................     104,977,836       68,730,310
Notes receivable - related parties ........................................         (34,875)         (84,875)
Unrealized losses on investments ..........................................        (146,934)             -
Accumulated deficit .......................................................     (54,560,073)     (51,453,688)
                                                                              -------------    -------------

     Total stockholders' equity ...........................................      50,521,142       17,426,686
                                                                              -------------    -------------
Total liabilities and stockholders' equity ................................   $  52,564,322    $  19,377,720
                                                                              =============    =============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                               ----------------------------    ----------------------------
                                                                   1996            1995            1996            1995
                                                               ------------    ------------    ------------    ------------
REVENUE
Product sales ..............................................   $  3,229,351    $  2,071,347    $  5,541,605    $  4,049,984
Research grants ............................................        226,549         230,054         433,535         520,013
Product license fees .......................................            -               -           500,000             -
Royalties ..................................................         75,625          49,608         137,993         120,357
Contract product development ...............................          8,350             -            33,866             -
                                                               ------------    ------------    ------------    ------------
   Total revenue ...........................................      3,539,875       2,351,009       6,646,999       4,690,354

COSTS AND EXPENSES
Cost of product sales ......................................      1,433,264       1,092,254       2,886,885       2,020,954
Research and development ...................................      1,690,553       1,091,505       3,222,735       2,034,105
Selling, general and administrative ........................      2,471,385       1,410,648       4,524,530       2,810,819
                                                               ------------    ------------    ------------    ------------
   Total costs and expenses ................................      5,595,202       3,594,407      10,634,150       6,865,878

Operating income (loss) ....................................     (2,055,325)     (1,243,398)     (3,987,149)     (2,175,524)
Interest income ............................................        492,127          46,033         841,525          80,385
Interest expense - related party ...........................            -           (73,917)           (126)       (127,583)
Loss on sale of investments ................................        (26,176)            -           (26,176)            -
Gain on sale of assets .....................................         42,840           5,387          65,539           5,387
                                                               ------------    ------------    ------------    ------------

Net income (loss) ..........................................   $ (1,546,532)   $ (1,265,895)   $ (3,106,385)   $ (2,217,335)
                                                               ============    ============    ============    ============

Net income (loss) per share ................................   $      (0.05)   $      (0.06)   $      (0.11)   $      (0.11)
                                                               ============    ============    ============    ============
Weighted average number of common and common
equivalent shares outstanding ..............................     28,496,355      19,583,375       27,679,81      19,527,310

                                                               ============    ============    ============    ============

                    The accompany notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                              ----------------------------
                                                                                  1996            1995
                                                                              ------------    ------------
OPERATING ACTIVITIES:
   Net loss ...............................................................   $ (3,106,385)   $ (2,217,335)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization ........................................      1,042,275         532,375
     Gain on sale of assets ...............................................        (65,539)         (5,387)
     Loss on sale of investments ..........................................         26,176             -
     Common stock issued for services rendered ............................            -            70,000
     Amortization of discount and interest on investments .................       (451,986)            -
     Changes in assets and liabilities:
       Accounts receivable ................................................       (970,706)        (67,544)
       Inventories ........................................................     (1,396,873)       (184,920)
       Prepaids and other current assets ..................................        173,073         119,562
       Non-current assets .................................................        134,402         (59,387)
       Accounts payable, accrued expenses and other liabilities ...........        150,213        (433,673)
                                                                              ------------    ------------

     Net cash used in operating activities ................................     (4,465,350)     (2,246,309)
                                                                              ------------    ------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets ...........................................        184,190          12,628
   Payments of acquired bankruptcy claims .................................        (10,409)            -
   Purchases of investments ...............................................    (33,530,331)            -
   Proceeds from the sales/maturities of investments ......................      7,138,142             -
   Purchases of property and equipment ....................................       (713,827)     (1,324,154)
                                                                              ------------    ------------

   Net cash used in investing activities ..................................    (26,932,235)     (1,311,526)
                                                                              ------------    ------------

FINANCING ACTIVITIES:

   Principal payment on notes payable .....................................            -            (4,000)
   Payments of long-term debt .............................................        (10,314)            -

   Principal payment on notes receivable - related parties ................         50,000             -
   Proceeds from long-term debt ...........................................            -         1,877,583
   Proceeds from exercised stock options ..................................        760,632          49,555
   Proceeds from sale of common stock .....................................     35,754,475       1,000,001
                                                                              ------------    ------------

     Net cash provided by financing activities ............................     36,554,793       2,923,139
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents ......................      5,157,208        (634,696)

Cash and cash equivalents at beginning of period ..........................      4,512,434       3,331,445
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $  9,669,642    $  2,696,749
                                                                              ============    ============
Supplemental disclosure of non-cash financing activities:
   Debt to equity conversion ..............................................            -      $  1,500,005

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the June 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the interim periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

2.   The Company's current investment policy is to invest available cash balances in high quality debt securities with maturities not to exceed 18 months. As of June 30, 1996, the Company's marketable securities, which are all classified as available-for-sale, are comprised of the following:

                                                  Amortized Cost   Unrealized Losses   Fair Value
                                                  --------------   -----------------   ----------
     U.S. Government securities..............     $ 2,058,259         $ (13,372)       $ 2,044,887
     U.S. Government agency securities.......      25,996,820          (133,562)        25,823,991
                                                  -----------         ---------        -----------
       Total investments.....................      27,798,584          (146,934)        27,868,878
     Short-term portion of investments.......     $23,798,584         $(108,614)       $23,907,198
                                                  ===========         ==========       ===========
     Long-term portion of investments........     $ 4,000,000         $ (38,320)       $ 3,961,680
                                                  ===========         ==========       ===========

      All long-term investments are securities with call options within one year.

3.    Inventories consist of the following:

                                                        June 30, 1996  December 31, 1995
                                                        -------------  -----------------

 Finished goods .......................................   $1,090,364     $  480,343
 Work-in-process.......................................    1,315,853        516,840
 Raw materials ........................................      362,969        375,130
                                                          ----------     ----------
                                                          $2,769,186     $1,372,313
                                                          ==========     ==========

4. On February 1, 1996, the Company completed the issuance of 4,671,250 shares of common stock through a public offering resulting in net proceeds of approximately $35.6 million.

5. Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Options and warrants have been excluded in the calculation of common and common equivalent shares for the periods they are antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General


     The Company is engaged in the manufacturing and sale of collagen and other biomaterials-based medical products and related product development, and in the development of collagen and other biomaterials-based regenerative medicine technologies. The Company's business strategy has been to selectively acquire a number of synergistic biomaterials and extracellular matrix-based technologies. The Company acquired ABS LifeSciences, Inc. in November 1990, Colla-Tec, Inc. in June 1991, Vitaphore Corporation in April 1993, Biomat Corporation in June 1993, another company's interest in a joint venture with Vitaphore in December 1993 and Telios Pharmaceuticals, Inc. ("Telios") in August 1995. As a result of the Company's acquisition of Telios, the consolidated financial results for the periods presented below may not be directly comparable.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Total revenues increased to approximately $3.5 million for the three months ended June 30, 1996 from $2.4 million for the three months ended June 30, 1995. Increases in product sales, royalty revenue and contract product development revenue were offset by a decrease in research grant revenue. Product sales increased to $3.2 million for the three months ended June 30, 1996 from $2.1 million for the three months ended June 30, 1995, due primarily to $770,000 in sales of the INTEGRA(Trademark) Artificial Skin product following U.S. Food and Drug Administration (FDA) approval of the Company's Premarket Approval Application. Factors influencing sales of the INTEGRA(Trademark) Artificial Skin product include physician training prior to product use, the collection of pharma-economic data to address initial product reimbursement issues, and additional positive clinical results.

     Product sales of the Company's other medical devices increased in the infection control, dental and surgical and hemostasis product lines and were offset by decreases in its wound care and ophthalmic product lines. The largest increases included the Company's BioMend product which commenced market roll-out in August 1995, and the Company's BioPatch product which experienced increases in annual contract minimums and a fluctuation in timing of shipments to the Company's marketing partner. The Company's Chronicure product sales were down as a result of a contract dispute with a private label distributor which forced the Company to market the product directly. Export sales for the three months ended June 30, 1996 increased to $480,000 from $220,000 for the three months ended June 30, 1995, and included $135,000 in INTEGRA(Trademark) Artificial Skin product sales.

     Research grant revenue decreased slightly for the three-month period ended June 30, 1996 compared to the same period in 1995 due to increased expenditures under the Company's National Institute of Standards and Technology grant being offset by funding decreases due to the completion of two grants. Royalty revenue increased to $76,000 for the three months ended June 30, 1996 from $50,000 for the three months ended June 30, 1995 primarily due to increases in marketing partners' sales of the Company's products. The Company continues to seek research grants, licensing and development funding for several of its technologies. The timing and amount of this funding, if any, can not be predicted.

     Cost of product sales increased to approximately $1.4 million (44% of product sales) for the three months ended June 30, 1996 from $1.1 million (53% of product sales) for the three months ended June 30, 1995. The decrease in costs of product sales as a percentage of sales is attributable to increases in sales of products with higher gross margins, including the INTEGRA(Trademark) Artificial Skin product. The Company believes that its current capacity to produce INTEGRA(Trademark) Artificial Skin and its other medical device products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales.

     Research and development expense increased to approximately $1.7 million for the three-month period ended June 30, 1996 from $1.1 million for the three-month period ended June 30, 1995, due primarily to $695,000 in research and development expense incurred by the Company's Telios operation. The Company has recently completed relocating its Telios operation to a smaller facility which should result in lower facility costs. The Company's research and development efforts involving INTEGRA(Trademark) Artificial Skin decreased significantly between the 1995 and 1996 periods as a result of the transfer of the product to manufacturing. Additional increases in other research and development projects partially offset the decrease related to INTEGRA(Trademark) Artificial Skin. These increases included costs associated with the addition of full-time and part-time research and development staff and increased expenditures for outside contract research activities related to the Company's regenerative medicine technologies. The Company expects the level of research and development expenditures in 1996 to continue to exceed 1995 expenditures due to the inclusion of Telios for a full year, expenditures related to a planned post approval study of INTEGRA(Trademark) Artificial Skin and clinical trials for the Company's regenerative and matrix medicine technologies. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

     Selling, general and administrative expense increased to approximately $2.5 million for the three-month period ended June 30, 1996 from $1.4 million for the three-month period ended June 30, 1995, due in part to $420,000 of general and administrative expense incurred by the Company's Telios operation. A significant portion of Telios' administrative expense is maintaining its intellectual property. Sales and marketing expenses increased by $650,000 as a result of the domestic and international market introduction of INTEGRA(Trademark) Artificial Skin, which included six domestic and four international surgeon training programs during the second quarter of 1996. These costs were partially offset by a decrease in costs resulting from a reduction in the size of the Company's direct sales force for certain medical product lines. The Company is anticipating sales and marketing expenses to remain higher than 1995 levels due to the ongoing introduction of INTEGRA(Trademark) Artificial Skin. Additional smaller increases in expenses were incurred in administrative and regulatory areas related to the expansion of the Company's business and public company reporting requirements.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


     Total revenues increased to approximately $6.6 million for the six months ended June 30, 1996 from $4.7 million for the six months ended June 30, 1995. Increases in product sales, licensing fees, royalty revenue and contract product development revenue were offset by a decrease in research grant revenue. Product sales increased to $5.5 million for the six months ended June 30, 1996 from $4.0 million for the six months ended June 30, 1995, due primarily to $950,000 in INTEGRA(Trademark) Artificial Skin product sales. Additional increases in product sales were from in the Company's infection control and dental product lines, and were offset by decreases in its wound care, ophthalmic, and surgical and hemostasis product lines. The largest sales increases were in the Company's BioMend and BioPatch products and the largest decrease was in the Company's Chronicure wound care product. Export sales for the six months ended June 30, 1996 increased to $750,000 from $486,000 for the six months ended June 30, 1995, which included $280,000 in INTEGRA(Trademark) Artificial Skin product sales in eight countries.

     Research grant revenue decreased for the six-month period ended June 30, 1996 compared to the same period in 1995 due primarily to the completion of funding under a Contraceptive Research and Development Program grant. The Company received a $500,000 licensing fee in February 1996 as part of an agreement with Cambridge Antibody Technology Limited involving the Company's human antibody development program.

     Cost of product sales increased to approximately $2.9 million (52% of product sales) for the six months ended June 30, 1996 from $2.0 million (50% of product sales) for the six months ended June 30, 1995. The increase in costs of product sales is attributable to higher product sales and costs associated with scale-up of the Company's INTEGRA(Trademark) Artificial Skin manufacturing process during the first quarter of 1996.

     Research and development expense increased to approximately $3.2 million for the six-month period ended June 30, 1996 from $2.0 million for the six-month period ended June 30, 1995, due primarily to $1.4 million in research and development expense incurred by the Company's Telios operation. The Company's research and development efforts involving INTEGRA(Trademark) Artificial Skin decreased significantly between the 1995 and 1996 periods as a result of the transfer of the product to manufacturing. Additional increases in other research and development projects partially offset the decrease related to INTEGRA(Trademark) Artificial Skin. These increases included costs associated with the addition of full-time and part-time research and development staff and increased expenditures for outside contract research activities related to the Company's regenerative medicine technologies.

     Selling, general and administrative expense increased to approximately $4.5 million for the six-month period ended June 30, 1996 from $2.8 million for the six-month period ended June 30, 1995, due in part to $920,000 of general and administrative expense incurred by the Company's Telios operation. Sales and marketing expenses increased by $730,000 as a result of the domestic and international market introduction of INTEGRA(Trademark) Artificial Skin, which included seven domestic and seven international surgeon training programs during the first six months of 1996. These costs were partially offset by a decrease in costs resulting from a reduction in the size of the Company's direct sales force for certain medical product lines. Additional smaller increases in expenses were incurred in administrative and regulatory areas related to the expansion of the Company's business and public company reporting requirements.

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash and cash equivalents of approximately $9.7 million, short-term and long-term investments totaling $27.9 million and no long-term debt. The Company's principal sources of liquidity during the six-month period ended June 30, 1996 were the receipt of $35.8 million in proceeds from an underwritten public offering of the Company's common stock, $760,000 from the exercise of stock options under the Company's stock option plans and $160,000 from the sale of fixed assets. The principal uses of funds during the period were $4.4 million for operations and $710,000 in purchases of property and equipment. As a result of the public offering, the Company's revolving line of credit terminated in accordance with its terms.

     The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. The Company also expects that it will need to fund additional growth in its accounts receivable and inventory in conjunction with the INTEGRA(Trademark) Artificial Skin product. There can be no assurance that the Company will be able to generate sufficient revenues to obtain profitability.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In January 1994, ABS LifeSciences, Inc., a wholly-owned subsidiary of the Company, entered into a five-year distribution agreement with the distributor of the Company's Chronicure product pursuant to which the distributor is obligated to purchase certain minimum quantities of wound care products. In October 1995, the Company's subsidiary filed a complaint in the United States District Court for the District of New Jersey claiming the distributor breached the distribution agreement by, among other things, not paying the subsidiary for certain products delivered. In November 1995, the distributor filed an affirmative defense and counterclaim alleging, among other things, fraudulent misrepresentation and breach of contract and seeking damages of approximately $1.2 million plus unspecified punitive damages. The Company believes the counterclaim is without merit and intends to defend the counterclaim vigorously.

     On or about July 18, 1996, Telios Pharmaceuticals, Inc.("Telios"), a wholly-owned subsidiary of Company, filed a patent infringement lawsuit against three parties: Merck KGaA, a German Corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps. The lawsuit was filed in the U.S. District Court for the

Southern District of California. The complaint charges, among other things, that the defendant Merck KGaA "willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe United States Letters Patent No. 4,729,255." This patent is one of a group of five patents granted to The Burnham Institute that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The Company is pursuing numerous medical applications of the "RGD" technology in the fields of anti-thrombic agents, cancer, osteoporosis, and a cell adhesive coating designed to improve the performance of implantable devices and their acceptance by the body.

     On March 27, 1996, Telios filed a motion in the United State Bankruptcy Court for the Southern District of California, in the Telios chapter 11 case, No. 95-00770-H11, regarding "cure" requirements for assumed executory contracts with The University of Utah and The University of Utah Research Foundation (collectively, the "University"). The motion seeks to resolve certain disputes concerning Telios' licensing rights under a certain License Agreement and Research Agreement entered into between Telios and the University. Discovery relating to the motion is ongoing with a status conference with the court scheduled for September 5, 1996. In addition, on March 22, 1996, the University filed a complaint against Telios in the United States District Court for the District of Utah, styled as Case No. 2:96CV-0262W, seeking a declaration that the Research Agreement and License Agreement were terminated or terminable. On May 13, 1996, the parties stipulated that the action be dismissed without prejudice, with each party to bear its own costs. The action has been so dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 24, 1996 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 28,466,581 shares of the Company's common stock ("Shares") were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the holders of Shares, with the results indicated below:

1. Election of directors to serve until the 1997 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                               For                    Withheld
         -------                               ---                    --------

         Keith Bradley                      23,402,709                 50,562
         Richard E. Caruso                  23,403,668                 49,603
         William M. Goldstein               23,403,755                 49,516

         Frederic V. Malek                  23,402,562                 50,709
         George W. McKinney, III            23,403,989                 49,282
         James M. Sullivan                  23,402,649                 50,622
         Robert J. Towarnicki               23,403,749                 49,522
         Edmund L. Zalinski                 23,402,385                 50,886


2. Approval of the Company's 1996 Incentive Stock Option and Non-Qualified Stock Option Plan. The Company's 1996 Incentive Stock Option and Non-Qualified Stock Option Plan was approved. The tabulation of votes was as follows:

              For                           Against                  Abstentions
              ---                           -------                  -----------

         21,101,121                         847,324                    25,563

3. Ratification of independent auditors. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was ratified. The tabulation of votes was as follows:

              For                           Against                  Abstentions
              ---                           -------                  -----------

         23,389,560                         57,861                     5,844



Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         11       Statement of Computation of Per Share Amounts


(b) Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTEGRA LIFESCIENCES CORPORATION




Date:  August 14, 1996         /s/ Richard E. Caruso

                               -----------------------------------------------
                               Richard E. Caruso, Ph.D.
                               Chairman, President and Chief Executive Officer





Date:  August 14, 1996         /s/ John R. Emery
                               -----------------------------------------------
                               John R. Emery
                               Senior Vice President, Operations and Finance