Form 10-Q
period 1996-09-30
INTEGRA LIFESCIENCES CORP
filed 1996-11-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                         Commission file number 0-26224

                        INTEGRA LIFESCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          51-0317849
   -------------------------------                          ------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

           105 Morgan Lane
        Plainsboro, New Jersey                                    08536
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)

                                 (609) 275-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       [x] - Yes         [ ]- No

         As of November 10, 1996, the registrant had outstanding 28,551,315 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION


                                     INDEX


                                                                                Page Number
                                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995 (Unaudited)                                           3

         Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 1996 and 1995 (Unaudited)         4

         Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1996 and 1995 (Unaudited)                   5

         Notes to Unaudited Condensed Consolidated Financial
            Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              11


SIGNATURES                                                                             12

Exhibits                                                                               13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                    September 30, 1996       December 31, 1995
                                                    ------------------       -----------------
ASSETS
Current Assets:
     Cash and cash equivalents.....................     $    8,037,079          $    4,512,434
     Short-term investments........................         24,265,905               1,197,812
     Accounts receivable, net......................          2,174,144               1,768,099
     Inventories...................................          3,059,632               1,372,313
     Prepaid expenses and other current assets.....            481,179                 468,547
                                                        --------------          --------------
         Total current assets......................         38,017,939               9,319,205
 Property and equipment, net.......................          8,836,013               9,605,796
 Investments.......................................          4,006,280                    --
 Intangibles and other assets......................             79,065                 452,719
                                                        --------------          --------------

    Total assets...................................     $   50,939,297          $   19,377,720
                                                        ==============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, trade.......................     $      292,544          $      321,304
     Accrued expenses..............................          1,739,164               1,261,771
     Deferred revenue..............................             10,650                  10,650
     Other current liabilities.....................            129,731                 148,173
     Short-term debt-related party.................               --                    10,314
     Accrual for plant closing.....................               --                    90,914
                                                        --------------          --------------
         Total current liabilities.................          2,172,089               1,843,126
 Other liabilities.................................            133,468                 107,908
                                                        --------------          --------------

         Total liabilities.........................          2,305,557               1,951,034
                                                        --------------          --------------

 Commitments and contingencies


 Stockholders' Equity:
 Preferred stock, $.01 par value (15,000,000
     authorized shares; no shares issued or out-
     standing).....................................               --                      --
 Common stock, $.01 par value (60,000,000
     authorized shares; 28,551,315 and 23,493,916
     issued and outstanding at September 30, 1996
     and December 31, 1995, respectively)..........            285,513                 234,939
 Additional paid-in capital........................        105,092,464              68,730,310
 Notes receivable - related parties................            (34,875)                (84,875)
 Unrealized losses on investments..................            (72,243)                    -
 Accumulated deficit...............................        (56,637,119)            (51,453,688)
                                                        ---------------         ---------------

         Total stockholders' equity................         48,633,740              17,426,686
                                                        --------------          --------------

 Total liabilities and stockholders' equity........     $   50,939,297          $   19,377,720
                                                        ==============          ==============

                  The accompanying notes are an integral part
               of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                   --------------------------------------   ---------------------------------------
                                                         1996                 1995                1996                 1995
                                                   -----------------    -----------------   -----------------    ------------------
REVENUE
Product sales.....................................   $   2,590,560        $   1,764,278       $   8,132,165        $   5,814,262
Research grants...................................         176,447              219,840             609,982              739,853
Product license fees..............................            --                500,000             500,000              500,000
Royalties.........................................          66,416               43,975             204,409              164,332
Contract product development......................          42,270               25,350              76,136               25,350
                                                   -----------------    -----------------   -----------------    ------------------
    Total revenue.................................       2,875,693            2,553,443           9,522,692            7,243,797

COSTS AND EXPENSES
Cost of product sales.............................       1,574,780              833,831           4,461,665            2,854,785
Research and development..........................       1,591,424            1,556,534           4,814,159            3,590,639
Selling, general and administrative...............       2,349,426            1,596,639           6,873,956            4,407,458
Acquired in-process research and development......            --             19,592,567                --             19,592,567
                                                   -----------------    -----------------   -----------------    -----------------
    Total costs and expenses......................       5,515,630           23,579,571          16,149,780           30,445,449

Operating income (loss)...........................      (2,639,937)         (21,026,128)         (6,627,088)         (23,201,652)
Interest income...................................         490,159               94,705           1,331,684              175,090
Interest expense - related party..................            --                (60,008)               (126)            (187,591)
Loss on sale of investments.......................            --                   --               (26,176)                --
Gain on sale of assets............................          72,736                 --               138,275                5,387
                                                   -----------------    -----------------   -----------------    -----------------

Net income (loss).................................   $  (2,077,042)       $ (20,991,431)      $  (5,183,431)       $ (23,208,766)
                                                   =================    =================   =================    =================

Net income (loss) per share.......................   $       (0.07)       $       (0.97)      $       (0.19)       $       (1.15)
                                                   =================    =================   =================    =================
Weighted average number of common and common
    equivalent shares outstanding.................      28,535,093           21,694,627          27,966,990           20,257,688
                                                   =================    =================   =================    ==================

                    The accompany notes are an integral part
               of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                       --------------------------------------
                                                                             1996                 1995
                                                                       -----------------    -----------------
OPERATING ACTIVITIES:
    Net loss........................................................     $  (5,183,431)       $ (23,208,766)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization................................         1,554,084              849,970
       Gain on sale of assets.......................................          (119,258)              (5,387)
       Loss on sale of investments..................................            26,176                 --
       Amortization of discount and interest on investments.........          (780,600)              (4,197)
       Common stock issued and stock options vested
          for services rendered.....................................            56,404               70,000
       Acquired in-process research and development.................              --             19,592,567
       Deferred revenue.............................................              --               (350,000)
       Changes in assets and liabilities:
          Accounts receivable.......................................          (406,045)            (250,826)
          Inventories...............................................        (1,687,319)            (429,475)
          Prepaids and other current assets.........................           (12,633)             (14,833)
          Non-current assets........................................           141,479              (19,875)
          Accounts payable, accrued expenses and other liabilities..           539,441             (625,903)
                                                                       -----------------    -----------------

       Net cash used in operating activities........................        (5,871,702)          (4,396,722)
                                                                       -----------------    -----------------

INVESTING ACTIVITIES:
    Cash acquired in business acquisition...........................              --             13,116,670
    Proceeds from sale of assets....................................           301,389               12,628
    Payments of acquired bankruptcy claims and acquisition costs....           (10,409)          (2,085,318)
    Purchases of investments........................................       (39,530,332)          (1,176,844)
    Proceeds from the sales/maturities of investments...............        13,138,142                   -
    Purchases of property and equipment.............................        (9,889,348)          (2,418,126)
                                                                       -----------------    -----------------

       Net cash used in investing activities........................       (27,090,144)           7,449,010
                                                                       -----------------    -----------------

FINANCING ACTIVITIES:
    Principal payment on notes payable..............................              --                 (4,000)
    Payments of long-term debt......................................           (10,314)          (2,177,578)
    Principal payment on notes receivable - related parties.........            50,000                   -
    Proceeds from long-term debt....................................              --              1,937,591

    Proceeds from exercised stock options...........................           785,343               54,855
    Proceeds from sale of common stock..............................        35,661,462            1,000,001
                                                                       -----------------    -----------------

       Net cash provided by financing activities....................        36,486,491              810,869
                                                                       -----------------    -----------------

Net (decrease) increase in cash and cash equivalents................         3,524,645            3,863,157

Cash and cash equivalents at beginning of period....................         4,512,434            3,331,445
                                                                       -----------------    -----------------

Cash and cash equivalents at end of period..........................     $   8,037,079        $   7,194,602
                                                                       =================    =================
----------------------------
Supplemental disclosure of non-cash investing and financing activities:
       Debt to equity conversion....................................              --          $   1,500,005
       Common stock issued in business acquisition..................              --             30,912,877

                  The accompanying notes are an integral part
               of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the September 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the interim periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

2. The Company's current investment policy is to invest available cash balances in high quality debt securities with maturities not to exceed 18 months. As of September 30, 1996, the Company's marketable securities, which are all classified as available-for-sale, are comprised of the following:

                                                    Amortized         Unrealized          Fair
                                                       Cost             Losses           Value
                                                 --------------      -----------     -------------
     U.S. Government securities.................  $   2,054,801      $   (6,896)     $   2,047,905
     U.S. Government agency securities..........     26,289,627         (65,346)        26,224,281
                                                  -------------      -----------     -------------
         Total investments......................     28,344,428         (72,242)        28,272,186
     Short-term portion of investments..........  $  24,344,428      $  (78,522)     $  24,265,906
                                                  =============      ===========     =============
     Long-term portion of investments...........  $   4,000,000      $     6,280     $   4,006,280
                                                  =============      ===========     =============

      All long-term investments are securities with call options within one year.

3.    Inventories consist of the following:


                                               September 30, 1996          December 31, 1995
                                               ------------------          -----------------
      Finished goods.......................    $         889,469           $         480,343
      Work-in-process......................            1,750,730                     516,840
      Raw materials........................              419,433                     375,130
                                               -----------------           -----------------
                                               $       3,059,632           $       1,372,313
                                               =================           =================

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

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

     The following discussion contains trend information and other forward-looking statements related to the future use of INTEGRA(Trademark) Artificial Skin and anticipated expenditure levels and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. In addition, the economic, competitive, governmental, technological and other factors identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission could affect such results.

General

     The Company is engaged in the manufacturing and sale of collagen and other biomaterials-based medical products and related product development, and in the development of collagen and other biomaterials-based regenerative medicine technologies. The Company's business strategy has been to selectively acquire a number of synergistic biomaterials and extracellular matrix-based technologies. The Company acquired ABS LifeSciences, Inc. in November 1990, Colla-Tec, Inc. in September 1991, Vitaphore Corporation in April 1993, Biomat Corporation in September 1993, another company's interest in a joint venture with Vitaphore in December 1993 and Telios Pharmaceuticals, Inc. ("Telios") in August 1995. As a result of the Company's acquisition of Telios, the consolidated financial results for the periods presented below may not be directly comparable.



Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Total revenues increased to approximately $2.9 million for the three months ended September 30, 1996 from $2.6 million for the three months ended September 30, 1995. Increases in product sales, royalty revenue and contract product development revenue were offset by a decrease in product license fees and research grant revenue. Product sales increased to $2.6 million for the three months ended September 30, 1996 from $1.8 million for the three months ended September 30, 1995, due primarily to sales of the INTEGRA(Trademark) Artificial Skin product ("INTEGRA(Trademark)"). Sales of INTEGRA(Trademark) for the three months ended September 30, 1996 were $860,000 compared to $20,000 in international sales for the three months ended September 30, 1995, which was prior to the U.S. Food and Drug Administration (FDA) approval of the Company's Premarket Approval Application in March 1996. During the three-month period ended September 30, 1996, the Company believes approximately 85 patients were treated with INTEGRA(Trademark). The Company has determined the approximate patient total by reviewing sales information as well as case information supplied by physicians to the extent such information is made available to the Company. The number of patients treated quarterly may not necessarily be comparable to INTEGRA(Trademark) sales due to the timing of orders, the amount of INTEGRA(Trademark) use per patient and customer stocking levels, particularly internationally where the Company sells through distributors. The Company believes that the primary application of INTEGRA(Trademark) has been for patients with severe life-threatening burns, but is aware of its application in reconstructive and wound healing procedures, primarily outside the United States. Factors influencing the use and sale of INTEGRA(Trademark) include physician training prior to product use, the collection of pharma-economic data to address initial product reimbursement issues, additional positive clinical results and the Company's ability to obtain FDA approvals for additional indications.

     Product sales of the Company's other medical devices were approximately $1.7 million for the three month periods ended September 30, 1996 and 1995, with an increase in the Company's dental product line offset by decreases in its ophthalmic and surgical and hemostasis product lines. The dental product line increase came from the Company's BioMend product which commenced market roll-out in August

1995. The Company's ophthalmic product sales decreased because of production difficulties, and surgical and hemostasis product sales decreased largely due to timing differences in orders shipped to contract distributors. The Company is currently evaluating its ophthalmic product line production difficulties which, if not remedied, could continue to affect the Company's future sales. Sales of the Company's other medical devices can vary significantly on a quarter to quarter basis depending on the timing of shipments to contract distributors. Export sales for the three months ended September 30, 1996 increased to $570,000 from $300,000 for the three months ended September 30, 1995, and included $330,000 in INTEGRA(Trademark) sales.


     Research grant revenue decreased for the three-month period ended
September 30, 1996 compared to the same period in 1995 due to the completion of funding under a Contraceptive Research and Development ("CONRAD") program grant received in 1995. The Company recently received $570,000 in grant funding under five separate grants, three of which are Phase 1 Small Business Innovative Research grants from the National Institute of Health. The two other grants are a matching State of New Jersey grant in collaboration with Rutgers University and an additional CONRAD reproductive health grant. The Company did not receive any licensing fees during the three-month period ended September 30, 1996 compared to $500,000 received during the three-month period ended September 30, 1995 when its BioMend(Trademark) product received 510(k) approval. The Company continues to seek research grants, licensing and development funding for several of its technologies. The timing and amount of this funding, if any, can not be predicted.

     Cost of product sales increased to approximately $1.6 million (61% of product sales) for the three months ended September 30, 1996 from $830,000 (47% of product sales) for the three months ended September 30, 1995. The increase in cost of product sales as a percentage of sales is primarily attributable to $450,000 in inventory write-offs largely from in-process production difficulties in the Company's ophthalmic product line. Excluding the inventory write-offs, the Company's gross margin for the three months ended September 30, 1996 would have improved compared to the three months ended September 30, 1995 due to increased sales of higher gross margin products, including INTEGRA(Trademark). The Company is currently evaluating the in-process production difficulties in its ophthalmic product line, and any delay in the resolution of these difficulties could continue to negatively impact the Company's gross margin. The Company believes that its current capacity to produce INTEGRA(Trademark) and its other medical device products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales.

     Research and development expense was approximately $1.6 million for the three-month periods ended September 30, 1996 and 1995. Research and development expense incurred by the Company's Telios operation increased to $590,000 for the three months ended September 30, 1996 from $430,000 for the three months ended September 30, 1995, which included only six weeks of Telios' post-acquisition activity. The Company's research and development efforts involving INTEGRA(Trademark) decreased significantly between the 1995 and 1996 periods as a result of the transfer of the product to manufacturing. Additional increases in other research and development projects partially offset the decrease related to the INTEGRA(Trademark) transfer. These increases included costs associated with the addition of full-time and part-time research and development staff and increased expenditures for outside contract research activities for the Company's regenerative medicine technologies. The Company expects the level of research and development expenditures in 1996 to continue to remain at or exceed 1995 expenditures due to expenditures related to a planned post approval study of INTEGRA(Trademark) and clinical trials for the Company's regenerative and matrix medicine technologies. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

     Selling, general and administrative expense increased to approximately
$2.3 million for the three-month period ended September 30, 1996 from $1.6 million for the three-month period ended September 30, 1995, due in part to an increase of $200,000 in general and administrative expense incurred by the Company's Telios operation. A significant portion of Telios' administrative expense is maintaining its intellectual property and for the three-month period ended September 30,1996 included significant expenditures related to patent infringement litigation. Sales and marketing expenses increased by $420,000 as a result of the domestic and international market introduction of INTEGRA(Trademark), which included approximately seven domestic and international surgeon training programs during the third quarter of 1996. These costs were partially offset by a decrease in costs resulting from a reduction in the size of the Company's direct sales force for certain medical product lines. The Company is anticipating selling, general and administrative expense to remain higher than 1995 levels due to the ongoing introduction of INTEGRA(Trademark) and Telios' patent infringement litigation.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Total revenues increased to approximately $9.5 million for the nine months ended September 30, 1996 from $7.2 million for the nine months ended September 30, 1995. Increases in product sales, royalty revenue and contract product development revenue were offset by a decrease in research grant revenue.
Product sales increased to $8.1 million for the nine months ended September 30, 1996 from $5.8 million for the nine months ended September 30, 1995, due primarily to $1.8 million in INTEGRA(Trademark) sales. During the nine-month period ended September 30, 1996, the Company believes approximately 159 patients were treated with INTEGRA(Trademark). The number of patients treated over any given period may not necessarily be comparable to INTEGRA(Trademark) sales due to the factors mentioned previously.

     Product sales of the Company's other medical devices increased to approximately $6.3 million for the nine months ended September 30, 1996 from $5.8 million for the nine months ended September 30, 1995, with increases in the Company's infection control and dental product lines partially offset by decreases in its wound care, ophthalmic, and surgical and hemostasis product lines. The largest sales increases were in the Company's BioMend and BioPatch products both of which are sold under private label distribution contracts. The surgical and hemostasis product sales decreased because of lower requirement levels under a private label distribution contract and price decreases in its direct distribution products. The Company has also recently introduced additional surgical and hemostasis product sizes under its direct distribution product lines. The ophthalmic product line decrease was a result of production difficulties experienced during 1996. Export sales for the nine months ended September 30, 1996 increased to $1.3 million from $790,000 for the nine months ended September 30, 1995, and included $620,000 in INTEGRA(Trademark) sales in over ten countries during the 1996 period.


     Research grant revenue decreased for the nine-month period ended September 30, 1996 compared to the same period in 1995 due primarily to the completion of funding under a CONRAD Program grant. The increase in contract product development revenue is related to a wound care product development agreement which expired in October 1996.

     Cost of product sales increased to approximately $4.5 million (55% of product sales) for the nine months ended September 30, 1996 from $2.9 million (49% of product sales) for the nine months ended September 30, 1995. The increase in costs of product sales is attributable to higher product sales, costs associated with scale-up of the INTEGRA(Trademark) manufacturing process during the first quarter of 1996 and inventory write-offs during the third quarter of 1996.

     Research and development expense increased to approximately $4.8 million for the nine-month period ended September 30, 1996 from $3.6 million for the nine-month period ended September 30, 1995, due primarily to $1.6 million in research and development expense incurred by the Company's Telios operation. The Company's research and development efforts involving INTEGRA(Trademark) decreased significantly between the 1995 and 1996 periods as a result of the transfer of the product to manufacturing. Additional increases in other research and development projects partially offset the decrease related to the INTEGRA(Trademark) transfer. These increases included costs associated with the addition of full-time and part-time research and development staff and increased expenditures for outside contract research activities related to the Company's regenerative medicine technologies.

     Selling, general and administrative expense increased to approximately
$6.9 million for the nine-month period ended September 30, 1996 from $4.4 million for the nine-month period ended September 30, 1995, due in part to an increase of $1.3 million in general and administrative expense incurred by the Company's Telios operation. Sales and marketing expenses increased by $1.1 million as a result of the domestic and international market introduction of INTEGRA(Trademark), which included approximately 21 domestic and international surgeon training programs during the first nine months of 1996. These costs were partially offset by a decrease in costs resulting from a reduction in the size of the Company's direct sales force for certain medical product lines. Additional smaller increases in expenses were incurred in administrative and regulatory areas related to the expansion of the Company's business and public company reporting requirements.

Liquidity and Capital Resources

     At September 30, 1996, the Company had cash and cash equivalents of approximately $8.0 million, short-term and long-term investments totaling $28.3 million and no long-term debt. The Company's principal sources of liquidity during the nine-month period ended September 30, 1996 were the receipt of $35.6 million in proceeds from an underwritten public offering of the Company's common stock, $790,000 from the exercise of stock options under the Company's stock option plans and $300,000 from the sale of fixed assets. The principal uses of funds during the period were $5.9 million for operations and $990,000 in purchases of property and equipment. As a result of the public offering, the Company's revolving line of credit terminated in accordance with its terms.

     The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. The Company also expects that it will need to fund additional growth in its accounts receivable and inventory in conjunction with INTEGRA(Trademark). There can be no assurance that the Company will be able to generate sufficient revenues to obtain profitability.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         11       Statement re Computation of Per Share Amounts

         27       Financial Data Schedule


(b) Reports on Form 8-K
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTEGRA LIFESCIENCES CORPORATION






Date: November 14, 1996       /s/  Richard E. Caruso
                              -----------------------------------------------
                              Richard E. Caruso, Ph.D.
                              Chairman, President and Chief Executive Officer




Date: November 14, 1996       /s/  John R. Emery
                              -----------------------------------------------
                              John R. Emery
                              Senior Vice President, Operations and Finance