Form 10-Q
period 1997-03-31
INTEGRA LIFESCIENCES CORP
filed 1997-05-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                         Commission file number 0-26224

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

                                 (609) 275-0500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  [x] - Yes         [ ] - No

         As of May 12, 1997 the registrant had outstanding 29,797,366 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION

                                      INDEX

                                                                                        Page Number
                                                                                        -----------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1997
                     and December 31, 1996 (Unaudited)                                           3

                  Condensed Consolidated Statements of Operations for the
                     three months ended March 31, 1997 and 1996 (Unaudited)                      4

                  Condensed Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1997 and 1996 (Unaudited)                      5

                  Notes to Unaudited Condensed Consolidated Financial
                     Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                        9


SIGNATURES                                                                                       10

Exhibits                                                                                         11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

(Dollars in thousands)

                                                         March 31, 1997     December 31, 1996
                                                         --------------     -----------------

ASSETS
------
Current Assets:
     Cash and cash equivalents........................    $      8,817           $   11,762
     Short-term investments...........................          24,384               22,514
     Accounts receivable, net.........................           2,376                2,902
     Inventories......................................           2,766                2,635
     Prepaid expenses and other current assets........             412                  338
                                                          ------------           ----------
         Total current assets.........................          38,755               40,151
 Property and equipment, net..........................           8,214                8,554
 Other assets.........................................              31                   36
                                                          ------------           ----------
    Total assets......................................    $     47,000           $   48,741
                                                          ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable, trade............................    $        411           $      162
   Accrued expenses and other current liabilities.....           1,599                2,053
                                                          ------------           ----------
         Total current liabilities....................           2,010                2,215
 Other liabilities....................................             150                  142
                                                          ------------           ----------

         Total liabilities............................           2,160                2,357
                                                          ------------           ----------

Stockholders' Equity:

Preferred stock, $.01 par value (15,000,000
   authorized shares; no shares issued or
   outstanding).......................................          --                    --
Common stock, $.01 par value (60,000,000

   authorized shares; 29,630,496 and
   28,551,315 issued and outstanding at
   March 31, 1997 and December 31, 1996,
   respectively)......................................             296                  285
Additional paid-in capital............................         105,723              105,447
Unearned compensation related to stock options........            (297)                (328)
Notes receivable - related parties....................             (35)                 (35)
Unrealized losses on investments......................             (35)                  (4)
Accumulated deficit...................................         (60,812)             (58,981)
                                                          -------------          -----------

         Total stockholders' equity...................          44,840               46,384
                                                          ------------           ----------

 Total liabilities and stockholders' equity...........    $     47,000           $   48,741
                                                          ============           ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1997             1996
                                                          ----             ----

REVENUE
-------
Product sales........................................ $    2,970       $    2,312
Research grants......................................        154              207
Product license fees.................................          -              500
Royalties............................................         64               62
Contract product development.........................          -               26
                                                      ----------       ----------
    Total revenue....................................      3,188            3,107

COSTS AND EXPENSES
------------------
Cost of product sales................................      1,556            1,454
Research and development.............................      1,417            1,532
Selling, general and administrative..................      2,533            2,053
                                                      ----------       ----------
    Total costs and expenses.........................      5,506            5,039
                                                      ----------       ----------

Operating loss.......................................     (2,318)          (1,932)
Other income.........................................        488              372
                                                      ----------       ----------

Net income (loss).................................... $   (1,830)      $   (1,560)
                                                      ==========       ==========

Net income (loss) per share.......................... $    (0.06)      $    (0.06)
                                                      ==========       ==========
Weighted average number of common and
    common equivalent shares outstanding.............     28,935           26,863
                                                      ==========       ==========

                    The accompany notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                            1997                 1996
                                                                                            ----                 ----

OPERATING ACTIVITIES:
    Net loss...............................................................         $    (1,830)         $    (1,560)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation and amortization.......................................                 486                  515
       Gain on sale of assets..............................................                 (43)                 (23)
       Amortization of discount and interest on investments................                  22                 (126)
       Amortization of unearned compensation...............................                  31                    -
       Changes in assets and liabilities:
          Accounts receivable..............................................                 526                 (256)
          Inventories......................................................                (131)                (736)
          Prepaid expenses and other current assets........................                 (74)                  76
          Non-current assets...............................................                   -                   69
          Accounts payable, accrued expenses and other liabilities.........                (197)                 (34)
                                                                                    ------------         ------------

       Net cash used in operating activities...............................              (1,210)              (2,075)
                                                                                    ------------         ------------

INVESTING ACTIVITIES:

    Proceeds from sale of assets...........................................                  48                   69
    Payments of acquired bankruptcy claims.................................                   -                   (9)
    Purchases of available-for-sale investments............................              (9,922)             (28,682)
    Proceeds from sale/maturity of investments.............................               8,000                1,200
    Purchases of property and equipment....................................                (147)                (342)
                                                                                    ------------         ------------

       Net cash used in investing activities...............................              (2,021)             (26,764)
                                                                                    ------------         ------------

FINANCING ACTIVITIES:

    Principal payment on notes receivable - related parties................                   -                   30
    Payments of long-term debt.............................................                   -                  (10)
    Proceeds from exercised stock options..................................                 286                  578

    Proceeds from sale of common stock.....................................                   -               35,759
                                                                                    -----------          -----------

       Net cash provided by financing activities...........................                 286               36,357
                                                                                    -----------          -----------

Net (decrease) increase in cash and cash equivalents.......................              (2,945)               7,518

Cash and cash equivalents at beginning of period...........................              11,762                4,512
                                                                                    -----------          -----------

Cash and cash equivalents at end of period.................................         $     8,817          $    12,030
                                                                                    ===========          ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the March 31 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.


2.    Inventories consist of the following:

      (In thousands)                                  March 31, 1997          December 31, 1996
                                             ----------------------     -------------------
      Finished goods.......................             $  1,203                   $  1,007
      Work-in-process......................                1,256                      1,270
      Raw materials........................                  307                        358
                                             -------------------        -------------------
                                                        $  2,766                   $  2,635
                                             ===================        ===================

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primarily EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods represented. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the Statement requires restatement of all prior period EPS data presented after the effective date.


      The Company will adopt SFAS 128 effective with its 1997 year-end. If SFAS 128 had been adopted at March 31, 1997, there would have been no change in the EPS as reflected in the accompanying financial statements for the periods ended March 31, 1997 and 1996.

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

     The following discussion contains trend information and other forward-looking statements related to the future use of INTEGRA(TM) Artificial Skin and anticipated expenditure levels and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. In addition, the economic, competitive, governmental, technological and other factors identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission could affect such results.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total revenues increased to approximately $3.2 million for the three months ended March 31, 1997 from $3.1 million for the three months ended March 31,1996, as an increase in product sales was offset by decreases in licensing fees and research grant revenue. Product sales increased to $3.0 million for the three months ended March 31, 1997 from $2.3 million for the three months ended March 31, 1996. Sales of INTEGRA(TM) Artificial Skin ("INTEGRA") increased to $1.25 million for the three months ended March 31, 1997 compared to $180,000 in the first quarter of 1996. INTEGRA received U.S. Food and Drug Administration premarket approval in March 1996. In the first quarter 1997, North American INTEGRA sales represented 83% of total INTEGRA product sales as approximately 50% of North American burn centers have ordered the product at least one time. In addition, there is at least one physician trained on the use of INTEGRA in approximately 70% of the North American burn centers. The Company believes that the primary application of INTEGRA has been for patients with severe life-threatening burns, but is aware of its application in reconstructive and wound healing procedures. Factors the Company believes influence the use and sale of INTEGRA include physician training prior to product use, the collection of pharma-economic data to address initial product reimbursement issues, additional positive clinical results and the Company's ability to obtain FDA approvals for additional indications.

     Product sales of the Company's other medical devices were approximately $1.7 million for the three months ended March 31, 1997 down from $2.1 million for the three months ended March 31, 1996. The infection control product line declined by $490,000 compared to the first quarter 1996 due to delays in orders and shipments to two private label customers. The Company's dental product line continued to show increases due to the BioMend product, and the Company resumed shipments of its ophthalmic product during the first quarter of 1997. Sales of the Company's other medical devices can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. Export sales for the three months ended March 31, 1997 increased to $290,000 from $270,000 for the three months ended March 31, 1996 and included an increase of $70,000 in international INTEGRA sales.

     Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, was $220,000 for the three months ended March 31, 1997 compared to $800,000 for the three months ended March 31, 1996. Included in other revenue during the first quarter of 1996 was a $500,000 licensing fee received as part of an agreement with Cambridge Antibody Technology Limited involving the

Company's human antibody development program. Grant revenue also declined due to the completion of a three-year National Institute of Standards and Technology grant as of December 31, 1996. Grant revenue is expected to continue to be lower in 1997 unless additional grants are awarded to the Company. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

     Cost of product sales increased to approximately $1.6 million (52% of product sales) for the three months ended March 31, 1997 from $1.5 million (63% of product sales) for the three months ended March 31, 1996. The decrease in costs of product sales as a percentage of product sales is primarily attributable to higher utilization of the Company's INTEGRA manufacturing facility in 1997 compared to the scale-up period during the first quarter 1996. Due to the high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales. The Company continues to seek contract manufacturing opportunities to increase utilization of its capacity.

     Research and development expense decreased to approximately $1.4 million for the three-month period ended March 31, 1997 from $1.5 million for the three-month period ended March 31, 1996. The largest declines were in personnel and facility costs associated with the Company's Telios operation. The Company expects the level of research and development expenditures in 1997 to exceed 1996 expenditures as expenditures related to the post-approval study of INTEGRA and pre-clinical and clinical trials for the Company's regenerative and matrix medicine technologies expand during the year. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

     Selling, general and administrative expense increased to approximately $2.5 million for the three-month period ended March 31, 1997 from $2.1 million for the three-month period ended March 31, 1996. Sales and marketing expenses increased by $320,000 as a result of the domestic and international market introduction of INTEGRA, which included costs associated with the addition of technical personnel and consultants involved in training and promotional activities. General and administrative expenses also increased largely due to increased legal and professional costs. The Company is anticipating modest increases in sales and marketing expenses over 1996 levels associated with the continued introduction of INTEGRA. General and administrative expenses are likely to increase and will depend, in part, on the progress of the Company's patent litigation lawsuit.

Liquidity and Capital Resources

     At March 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $33.2 million and no long-term debt. The Company's principal uses of funds during the three-month period ended March 31, 1997 were $1.2 million for operations and $150,000 in purchases of property and equipment. The Company also received $290,000 in funds from the exercise of stock options under the Company's stock option plans. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

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

                                INTEGRA LIFESCIENCES CORPORATION

Date:    May 14, 1997           /s/  Richard E. Caruso
                                ----------------------
                                Richard E. Caruso, Ph.D.
                                Chairman, President and Chief Executive Officer




Date:    May 14, 1997           /s/  David B. Holtz
                                -------------------
                                David B. Holtz
                                Vice President, Treasurer