Form 10-Q
period 1997-06-30
INTEGRA LIFESCIENCES CORP
filed 1997-08-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                         Commission file number 0-26224
                                                -------

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

         As of August 8, 1997 the registrant had outstanding 29,797,366 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION

                                      INDEX
                                      -----

                                                                                        Page Number
                                                                                        -----------

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                     and December 31, 1996 (Unaudited)                                           3

                  Condensed Consolidated Statements of Operations for the
                     three and six months ended June 30, 1997 and 1996 (Unaudited)               4

                  Condensed Consolidated Statements of Cash Flows for the
                     six months ended June 30, 1997 and 1996 (Unaudited)                         5

                  Notes to Unaudited Condensed Consolidated Financial
                     Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8

PART II. OTHER INFORMATION
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                        12


SIGNATURES                                                                                       13

Exhibits                                                                                         14

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(Dollars in thousands)

                                                                 June 30, 1997    December 31, 1996
                                                                 -------------    -----------------
ASSETS
------
Current Assets:
     Cash and cash equivalents ...............................   $       4,272    $         11,762
     Short-term investments ..................................          27,972              22,514
                                                                 -------------    ----------------
         Total cash and investments ..........................          32,244              34,276
     Accounts receivable, net ................................           2,769               2,902
     Inventories .............................................           1,993               2,635
     Prepaid expenses and other current assets ...............             365                 338
                                                                 -------------    ----------------
         Total current assets ................................          37,371              40,151
 Property and equipment, net .................................           7,840               8,554
 Other assets ................................................              29                  36
                                                                 -------------    ----------------
    Total assets .............................................   $      45,240    $         48,741
                                                                 =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable, trade ...................................   $         195    $            162
   Accrued expenses and other current liabilities ............           1,981               2,053
                                                                 -------------    ----------------
         Total current liabilities ...........................           2,176               2,215
 Other liabilities ...........................................             159                 142
                                                                 -------------    ----------------

         Total liabilities ...................................           2,335               2,357
                                                                 -------------    ----------------

Stockholders' Equity:
Preferred stock, $.01 par value (15,000,000
   authorized shares; no shares issued or                                   --                  --
   outstanding) ..............................................

Common stock, $.01 par value (60,000,000
   authorized shares; 29,797,366 and 28,551,315
   issued and outstanding at June 30, 1997 and
   December 31, 1996, respectively) ..........................             298                 285
Additional paid-in capital ...................................         105,765             105,447
Unearned compensation related to stock options ...............            (267)               (328)
Notes receivable - related parties ...........................             (35)                (35)
Unrealized losses on investments .............................              (5)                 (4)
Accumulated deficit ..........................................         (62,851)            (58,981)
                                                                 -------------    ----------------

         Total stockholders' equity ..........................          42,905              46,384
                                                                 -------------    ----------------

 Total liabilities and stockholders' equity ..................   $      45,240    $         48,741
                                                                 =============    ================

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------   --------------------------
                                                   1997           1996           1997           1996
                                                   ----           ----           ----           ----

REVENUE
-------
Product sales ..............................   $     4,120    $     3,230    $     7,090    $     5,542
Research grants ............................           144            226            298            433
Product license fees .......................             5           --                5            500
Royalties ..................................            38             76            102            138
Contract product development ...............          --                8           --               34
                                               -----------    -----------    -----------    -----------
    Total revenue ..........................         4,307          3,540          7,495          6,647

COSTS AND EXPENSES
Cost of product sales ......................         2,287          1,434          3,843          2,888
Research and development ...................         1,669          1,691          3,086          3,223
Selling, general and administrative ........         2,914          2,471          5,447          4,524
                                               -----------    -----------    -----------    -----------
    Total costs and expenses ...............         6,870          5,596         12,376         10,635
                                               -----------    -----------    -----------    -----------

Operating income (loss) ....................        (2,563)        (2,056)        (4,881)        (3,988)
Other income ...............................           524            510          1,012            882
                                               -----------    -----------    -----------    -----------

Net income (loss) ..........................   $    (2,039)   $    (1,546)   $    (3,869)   $    (3,106)
                                               ===========    ===========    ===========    ===========

Net income (loss) per share ................   $     (0.07)   $     (0.05)   $     (0.13)   $     (0.11)
                                               ===========    ===========    ===========    ===========
Weighted average number of common and common
    equivalent shares outstanding ..........        29,792         28,496         29,366         27,680
                                               ===========    ===========    ===========    ===========

                    The accompany notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                         Six Months Ended June 30,
                                                                         ----------    ----------
                                                                            1997          1996
                                                                            ----          ----

OPERATING ACTIVITIES:
    Net loss .........................................................   $   (3,869)   $   (3,106)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .................................          950         1,042
       Gain on sale of assets ........................................          (86)          (66)
       Loss on investments ...........................................         --              26
       Amortization of discount and interest on investments ..........          (36)         (452)
       Amortization of unearned compensation .........................           61          --
       Changes in assets and liabilities:
          Accounts receivable ........................................          133          (971)
          Inventories ................................................          642        (1,397)
          Prepaid expenses and other current assets ..................          (27)          173
          Non-current assets .........................................         --             133
          Accounts payable, accrued expenses and other liabilities ...          (23)          149
                                                                         ----------    ----------

       Net cash used in operating activities .........................       (2,255)       (4,465)
                                                                         ----------    ----------

INVESTING ACTIVITIES:
    Proceeds from sale of assets .....................................           94           184
    Payments of acquired bankruptcy claims ...........................         --             (10)
    Purchases of available-for-sale investments ......................      (19,422)      (33,530)
    Proceeds from sale/maturity of investments .......................       14,000         7,138
    Purchases of property and equipment ..............................         (237)         (714)
                                                                         ----------    ----------

       Net cash used in investing activities .........................       (5,565)      (26,932)
                                                                         ----------    ----------

FINANCING ACTIVITIES:
    Principal payment on notes receivable - related parties ..........         --              50
    Payments of long-term debt .......................................         --             (10)
    Proceeds from exercise of stock options ..........................          330           761
    Proceeds from sale of common stock ...............................         --          35,754
                                                                         ----------    ----------


       Net cash provided by financing activities .....................          330        36,555
                                                                         ----------    ----------

Net  increase (decrease) in cash and cash equivalents ................       (7,490)        5,158

Cash and cash equivalents at beginning of period .....................       11,762         4,512
                                                                         ----------    ----------

Cash and cash equivalents at end of period ...........................   $    4,272    $    9,670
                                                                         ==========    ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the June 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2.       Inventories consist of the following (In thousands):

                                  June 30, 1997   December 31, 1996
                                  -------------   -----------------
             Finished goods ...   $         961   $          1,007
             Work-in-process ..             653              1,270
             Raw materials ....             379                358
                                  -------------   ----------------
                                  $       1,993   $          2,635
                                  =============   ================


3. In May 1997, the Company's Stock Option Committee and Board of Directors approved an option exchange program pursuant to which employees with options having an exercise price in excess of $4.00 per share under the Company's Stock Option Plans could elect to exchange such options for new stock options with an exercise of $4.00. Under the exchange program, (i) the number of replacement options issued in exchange for the original options was determined by the utilization of a formula based on the percentage decrease in exercise price from the original options (not to exceed 25% of the original options and excluding the first 1,000 options), (ii) each replacement option was issued with an expiration date one year later than the original option's expiration date, and (iii) the vesting terms of the replacement options were adjusted to proportionately reflect the decrease in options, when applicable. Under the exchange program, 1,134,417 options with exercise prices ranging from $4.25 to $12.50 were exchanged for 903,317 options granted with an exercise price of $4.00.


         To date, the Company has not calculated the pro-forma affect of the exchange program under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company believes the exchange program is likely to increase the pro forma expense associated with the stock option plans because a significant amount of the original options were granted prior to 1995 and therefore did not impact the disclosure previously.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of disclosure and financial statement display for reporting comprehensive income and the components thereof. This statement defines comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 requires that comprehensive income be presented in the financial statements as a separate statement, in the statement of changes in equity or below the total of net income or loss in the income statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the effect SFAS 130 will have on its financial statements.

5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments.

         This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It also requires that all public business enterprises report information about the revenues derived from the enterprise's products and services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the effect SFAS 131 will have on its financial statements.

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

General

         The Company is dedicated to the development and marketing of BioSmart(TM) absorbable products to regenerate specific body tissues and organs. The Company has developed principally by combining existing businesses, acquiring synergistic technologies and forming strategic business and technological alliances.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Total revenues increased to approximately $4.3 million for the three months ended June 30, 1997 from $3.5 million for the three months ended June 30,1996, as an increase in product sales was offset by decreases in research grant revenue and royalties. Product sales increased to $4.1 million for the three months ended June 30, 1997 from $3.2 million for the three months ended June 30, 1996. Sales of INTEGRA(TM) Artificial Skin ("INTEGRA") increased to $1.75 million for the three months ended June 30, 1997 compared to $770,000 in the second quarter of 1996. INTEGRA received U.S. Food and Drug Administration premarket approval in March 1996. In the second quarter of 1997, North American INTEGRA sales represented 69% of total INTEGRA product sales. Since FDA approval, the product has been used in hospitals making up over 50% of the specialized burn care beds in the United States. The Company believes that INTEGRA has overcome the early adopter threshold and is now entering what the Company calls an "intensity of use" stage. The Company is focusing on increasing the annual per bed use of INTEGRA in centers where the product has already been used.

         The primary application of INTEGRA has been for patients with severe life-threatening burns. The Company is also aware of its application in reconstructive and wound healing procedures and is continuing to focus its strategy on expanding the approved indications for use of INTEGRA. The Company believes that INTEGRA can offer improved results compared to existing treatments for relief of painful scars, wound contractures and hypertrophic scarring. The Company believes that the following factors will have the greatest influence on the use and sale of INTEGRA; i) physician training prior to product use, ii) the collection of pharma-economic data to address initial product reimbursement issues, iii) the publication of positive clinical results, iv) the expansion into international markets, and v) the Company's ability to obtain FDA approvals for additional indications.

         Sales of the Company's other medical products were approximately $2.4 million for the three months ended June 30, 1997 down from $2.5 million for the three months ended June 30, 1996. Increases in the Company's Dental product line, largely due to continued increases in BioMend, were offset by a decline in international Surgical and Hemostasis product sales. The Company has announced that it is in discussions to cease the sale of its corneal shield product, which is marketed through Alcon Surgical, Inc. The Company does not believe that the loss of this product will have a significant impact on the Company as the ophthalmic product accounted for only 3% of product sales for the year ended December 31, 1996 and 4% of sales in the second quarter of 1997. Sales of the Company's other medical products can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. Export sales for the three months ended June 30, 1997 increased to $660,000 from $370,000 for the three months ended June 30, 1996 and included an increase of $420,000 in international INTEGRA sales. In addition, the Company recently completed an exclusive importation and sales agreement for INTEGRA in Japan with Century Medical, Inc., a wholly owned subsidiary of ITOCHU Corporation. Under the agreement, Century Medical will oversee and manage the Company's clinical trials required for approval by the Japanese government, and will then serve as the Company's exclusive distributor and importer in Japan for regenerative products.

         Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, was approximately $190,000 for the three months ended June 30, 1997 compared to $310,000 for the three months ended June 30, 1996. The largest decline was in grant revenue due to the completion of a three-year National Institute of Standards and Technology grant as of December 31, 1996. Grant revenue is expected to continue to be lower in 1997 unless additional grants are awarded to the Company. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

         Cost of product sales increased to approximately $2.3 million (56% of product sales) for the three months ended June 30, 1997 from $1.4 million (44% of product sales) for the three months ended June 30, 1996. The increase in cost of product sales as a percentage of product sales is partially attributable to an inventory write-off of $210,000 related to the likely discontinuation of the Company's Ophthalmic product line. In addition, the Company's INTEGRA manufacturing unit operated at a lower utilization compared to the prior year as the Company continued to reduce inventory levels. Due to the high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and that better utilization of this capacity will improve its gross margin on product sales.

         Research and development expense was approximately $1.7 million for the three-month periods ended June 30, 1997 and June 30, 1996. Decreases in research facility costs associated with the Company's California operations were offset by increases in costs associated with the Company's post-approval clinical study for INTEGRA and additional INTEGRA development activities. The Company expects the level of research and development expenditures in 1997 to exceed 1996 expenditures as expenditures related to the post-approval study of INTEGRA and pre-clinical and clinical trials for the Company's regenerative and matrix medicine technologies expand during the year. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

         Selling, general and administrative expense increased to approximately $2.9 million for the three-month period ended June 30, 1997 from $2.5 million for the three-month period ended June 30, 1996. Sales and marketing expenses declined slightly due to three national training sessions for INTEGRA in 1996. Excluding the national training sessions, sales and marketing costs increased as additional technical personnel and consultants were added and promotional activities involving INTEGRA continued. General and administrative expenses increased largely due to increased legal and professional costs and additional management personnel. The Company is anticipating modest increases in sales and marketing expenses over 1996 levels as a result of the continued introduction of INTEGRA. General and administrative expenses are likely to increase and will depend, in part, on the progress of the Company's patent litigation lawsuit.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Total revenues increased to approximately $7.5 million for the six months ended June 30, 1997 from $6.6 million for the six months ended June 30,1996, as an increase in product sales was offset by decreases in research grant revenue and product license fees. Product sales increased to $7.1 million for the six months ended June 30, 1997 from $5.5 million for the six months ended June 30, 1996. Sales of INTEGRA increased to $3.0 million for the six months ended June 30, 1997 compared to $950,000 for the six months ended June 30, 1996. Included in the first six-month sales of 1997 is $750,000 in international INTEGRA sales, including over $150,000 in sales to Germany, France, Australia and England, and compared to $270,00 in sales for the prior year period. Product sales of the Company's other medical products were $4.1 million for the six months ended June 30, 1997 down from $4.6 million for the six months ended June 30, 1996. Increases in the Company's Dental product line were offset by a decline in the Company's Infection Control product line. The largest decline was in the Company's BioPatch product, which was largely due to the timing of shipments between contract years. Sales of the Company's other medical products can vary significantly on a period to period basis depending on the timing of shipments to private label customers and contract distributors. Export sales, including INTEGRA, for the six months ended June 30, 1997 increased to $950,000 from $630,000 for the six months ended June 30, 1996.

         Other revenue was approximately $410,000 for the six months ended June 30, 1997 compared to $1.1 million for the six months ended June 30, 1996. The largest decline was in product license fees due to a $500,000 licensing fee received in 1996 as part of an agreement with Cambridge Antibody Technology Limited involving the Company's human antibody development program. Grant revenue also declined due to the completion of a three-year National Institute of Standards and Technology grant as of December 31, 1996.

         Cost of product sales increased to approximately $3.8 million (54% of product sales) for the six months ended June 30, 1997 from $2.9 million (52% of product sales) for the six months ended June 30, 1996. The increase in cost of product sales as a percentage of product sales is attributable to higher inventory write-offs and lower manufacturing utilization compared to the prior year.

         Research and development expense was approximately $3.1 million for the six months ended June 30, 1997 compared to $3.2 million for the six months ended June 30, 1996. Decreases in research facility costs associated with the Company's California operations were offset by increases in costs associated the Company's post-approval clinical study for INTEGRA.

         Selling, general and administrative expense increased to approximately $5.4 million for the six months ended June 30, 1997 from $4.5 million for the six months ended June 30, 1996. Sales and marketing expenses increased due to domestic and international costs associated with INTEGRA. A decline in national training session costs was offset by increased costs associated with additional technical personnel and consultants as well as additional promotional activities. General and administrative expenses increased due to additional legal and professional costs and additional management personnel.

Liquidity and Capital Resources

         At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $32.2 million and no long-term debt. The Company's principal uses of funds during the six-month period ended June 30, 1997 were $2.3 million for operations and $240,000 in purchases of property and equipment. The Company also received $330,000 in funds from the exercise of stock options under the Company's stock option plans. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

Other Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of disclosure and financial statement display for reporting comprehensive income and the components thereof. This statement defines comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 requires that comprehensive income be presented in the financial statements as a separate statement, in the statement of changes in equity or below the total of net income or loss in the income statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the effect SFAS 130 will have on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments.

SFAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It also requires that all public business enterprises report information about the revenues derived from the enterprise's products and services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the effect SFAS 131 will have on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 19, 1997 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 29,630,496 shares of the Company's common stock ("Shares") were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the holders of Shares, with the results indicated below:

1. Election of directors to serve until the 1998 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                            For                       Withheld
         -------                            ---                       --------

         Keith Bradley                      26,514,133                 68,862
         Richard E. Caruso                  26,503,119                 79,876
         William M. Goldstein               26,514,662                 68,333
         Frederic V. Malek                  26,514,226                 68,769
         George W. McKinney, III            26,514,623                 68,372
         James M. Sullivan                  26,513,226                 69,372
         Edmund L. Zalinski                 26,513,362                 69,633



2. Ratification of independent auditors. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

                       For               Against              Abstentions
                       ---               -------              -----------

                  26,527,881             35,937               19,177


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         11        Statement Re: Computation of Per Share Earnings

         27        Financial Data Schedule

(b) Reports on Form 8-K
         None
                                      12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTEGRA LIFESCIENCES CORPORATION

Date: August 14, 1997           /s/ Richard E. Caruso
                                ----------------------
                                Richard E. Caruso, Ph.D.
                                Chairman, President and Chief Executive Officer




Date: August 14, 1997           /s/ David B. Holtz
                                -------------------
                                David B. Holtz
                                Vice President, Treasurer