Form 10-Q
period 1997-09-30
INTEGRA LIFESCIENCES CORP
filed 1997-11-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         Commission file number 0-26224

                        INTEGRA LIFESCIENCES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               51-0317849
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       105 Morgan Lane
    Plainsboro, New Jersey                                          08536
    ----------------------                                          -----
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

                                               [x] - Yes    [ ]- No

         As of November 12, 1997 the registrant had outstanding 29,808,700 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION

                                      INDEX

                                                                                         Page Number
                                                                                         -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1997
                     and December 31, 1996 (Unaudited)                                           3

                  Condensed Consolidated Statements of Operations for the
                     three and nine months ended September 30, 1997 and 1996 (Unaudited)         4

                  Condensed Consolidated Statements of Cash Flows for the
                     nine months ended September 30, 1997 and 1996 (Unaudited)                   5

                  Notes to Unaudited Condensed Consolidated Financial
                     Statements                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                        12


SIGNATURES                                                                                       13

Exhibit                                                                                          14

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(Dollars in thousands)

                                                          September 30, 1997   December 31, 1996
                                                          ------------------   -----------------

ASSETS
------
Current Assets:
     Cash and cash equivalents ..........................        $   8,236         $  11,762
     Short-term investments .............................           22,198            22,514
                                                                 ---------         ---------
         Total cash and investments .....................           30,434            34,276
     Accounts receivable, net ...........................            2,977             2,902
     Inventories ........................................            1,924             2,635
     Prepaid expenses and other current assets ..........              421               338
                                                                 ---------         ---------
         Total current assets ...........................           35,756            40,151
 Property and equipment, net ............................            7,626             8,554
 Other assets ...........................................              102                36
                                                                 ---------         ---------

    Total assets ........................................        $  43,484         $  48,741
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable, trade ..............................        $   1,130         $     162
   Accrued expenses and other current liabilities .......            1,734             2,053
                                                                 ---------         ---------

         Total current liabilities ......................            2,864             2,215
Other liabilities .......................................              168               142
                                                                 ---------         ---------

         Total liabilities ..............................            3,032             2,357
                                                                 ---------         ---------


Stockholders' Equity:
Preferred stock, $.01 par value (15,000,000
   authorized shares; no shares issued or ...............             --                --
   outstanding)
Common stock, $.01 par value (60,000,000
   authorized shares; 29,797,366 and 28,551,315
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively) .................              298               285
Additional paid-in capital ..............................          105,765           105,447
Unearned compensation related to stock options ..........             (236)             (328)
Notes receivable - related parties ......................              (35)              (35)
Unrealized losses on investments ........................              (28)               (4)
Accumulated deficit .....................................          (65,312)          (58,981)
                                                                 ---------         ---------

         Total stockholders' equity .....................           40,452            46,384
                                                                 ---------         ---------

 Total liabilities and stockholders' equity .............        $  43,484         $  48,741
                                                                 =========         =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


 (In thousands)

                                                      Three Months Ended September        Nine Months Ended September
                                                                     30,                                30,
                                                    ---------------------------------   -------------------------------
                                                             1997            1996            1997             1996
                                                             ----            ----            ----             ----

 REVENUE
 -------
 Product sales........................................   $    3,754      $    2,591       $   10,844      $     8,132
 Research grants......................................          113             177              411              610
 Product license fees.................................            6               -               11              500
 Royalties............................................           73              66              175              205
 Contract product development.........................            -              42               -                76
                                                         ----------      ----------       ----------      -----------
     Total revenue....................................        3,946           2,876           11,441            9,523

 COSTS AND EXPENSES
 ------------------
 Cost of product sales................................        1,731           1,575            5,574            4,462
 Research and development.............................        1,439           1,591            4,525            4,814
 Selling, general and administrative..................        3,745           2,350            9,192            6,874
                                                         ----------      ----------       ----------      -----------
     Total costs and expenses.........................        6,915           5,516           19,291           16,150
                                                          ---------      ----------       ----------      -----------
 Operating income (loss)..............................       (2,969)         (2,640)          (7,850)          (6,627)
 Other income.........................................          507             563            1,519            1,444
                                                          ---------      ----------       ----------      -----------
 Net income (loss).....................................   $  (2,462)     $   (2,077)      $   (6,331)     $    (5,183)
                                                          =========      ===========      ===========     ===========

 Net income (loss) per share...........................   $   (0.08)     $    (0.07)      $    (0.21)     $     (0.19)
                                                          =========      ===========      ===========     ===========
 Weighted average number of common and common
     equivalent shares outstanding.....................      29,797          28,535           29,511           27,967
                                                         ==========      ==========       ==========      ===========

                    The accompany notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                            1997        1996
                                                                            ----        ----
OPERATING ACTIVITIES:
    Net loss .....................................................        $ (6,331)   $ (5,183)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .............................           1,426       1,554
       Gain on sale of assets ....................................            (115)       (119)
       Loss on investments .......................................            --            26
       Amortization of discount and interest on investments ......             (55)       (781)
       Amortization of unearned compensation .....................              92          56
       Changes in assets and liabilities:
          Accounts receivable ....................................             (75)       (406)
          Inventories ............................................             711      (1,687)
          Prepaid expenses and other current assets ..............             (83)        (13)
          Non-current assets .....................................             (78)        141
          Accounts payable, accrued expenses and other liabilities             674         539
                                                                          --------    --------

       Net cash used in operating activities .....................          (3,834)     (5,872)
                                                                          --------    --------

INVESTING ACTIVITIES:
    Proceeds from sale of assets .................................             128         301
    Payments of acquired bankruptcy claims .......................            --           (10)
    Purchases of available-for-sale investments ..................         (29,151)    (39,530)
    Proceeds from sale/maturity of investments ...................          29,500      13,138
    Purchases of property and equipment ..........................            (499)       (989)
                                                                          --------    --------

       Net cash used in investing activities .....................             (22)    (27,090)
                                                                          --------    --------


FINANCING ACTIVITIES:
    Principal payment on notes receivable - related parties ......            --            50
    Payments of long-term debt ...................................            --           (10)
    Proceeds from exercise of stock options ......................             330         785
    Proceeds from sale of common stock ...........................            --        35,661
                                                                          --------    --------

       Net cash provided by financing activities .................             330      36,486
                                                                          --------    --------

Net  increase (decrease) in cash and cash equivalents ............          (3,526)      3,525

Cash and cash equivalents at beginning of period .................          11,762       4,512
                                                                          --------    --------

Cash and cash equivalents at end of period .......................        $  8,236    $  8,037
                                                                          ========    ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the September 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

2.    Inventories consist of the following (In thousands):

                                     September 30, 1997      December 31, 1996
                                      ------------------      -----------------

          Finished goods.............       $    780               $   1,007
          Work-in-process............            914                   1,270
          Raw materials..............            230                     358
                                            --------               ---------
                                            $  1,924               $   2,635
                                            ========               =========

3. A former customer of the Company has claimed that the Company owes $393,000 in connection with a terminated contract. The
     Company believes that it does not have any liability in connection with this matter, and accordingly, the Company's financial statements due not reflect any such liability.

4. In May 1997, the Company's Stock Option Committee and Board of Directors approved an option exchange program pursuant to which employees with options having an exercise price in excess of $4.00 per share under the Company's Stock Option Plans could elect to exchange such options for new stock options with an exercise of $4.00. Under the exchange program, (i) the number of replacement options issued in exchange for the original options was determined by the utilization of a formula based on the percentage decrease in exercise price from the original grant (not to exceed 25% of the original options and excluding the first 1,000 options),
     (ii) the replacement options expiration dates were adjusted to one year later than the original options expiration dates, and (iii) the vesting terms of the replacement options were adjusted to proportionately reflect the decrease in options, when applicable. Under the exchange program, 1,134,417 options with exercise prices ranging from $4.25 to $12.50 were exchanged for 903,317 options granted with an exercise price of $4.00.

     To date, the Company has not calculated the pro-forma affect of the exchange program under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company believes the exchange program is likely to increase the pro forma expense associated with the stock option plans because a significant amount of the original grants were prior to 1995 and therefore did not impact the disclosure previously.

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

6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments.

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

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Total revenues increased to approximately $3.9 million for the three months ended September 30, 1997 from $2.9 million for the three months ended September 30,1996, as an increase in product sales was offset by decreases in research grant and contract product development revenues. Product sales increased to $3.8 million for the three months ended September 30, 1997 from $2.6 million for the three months ended September 30, 1996. Sales of INTEGRA(TM) Artificial Skin ("INTEGRA") increased to $1.6 million for the three months ended September 30, 1997 compared to $860,000 in the third quarter of 1996. INTEGRA received U.S. Food and Drug Administration premarket approval in March 1996. In the third quarter of 1997, North American INTEGRA sales represented 67% of total INTEGRA product sales. Since FDA approval, the product has been used in hospitals making up over 50% of the specialized burn care beds in the United States. The Company believes that INTEGRA has overcome the early adopter threshold and is now entering what the Company calls an "intensity of use" stage. The Company is focusing on increasing the annual per bed use of INTEGRA in centers where the product has already been used.

         The primary application of INTEGRA has been for patients with severe life-threatening burns. The Company is also aware of its application in reconstructive and wound healing procedures and is continuing to focus its strategy on expanding the approved indications for use of INTEGRA. The Company believes that INTEGRA can offer improved results compared to existing treatments for relief of painful scars, wound contractures and hypertrophic scarring. The Company believes that the following factors will have the greatest influence on the use and sale of INTEGRA; i) physician training prior to product use, ii) the collection of pharma-economic data to address initial product reimbursement issues, iii) the publication of positive clinical results, iv) the continued expansion into international markets, and v) the Company's ability to obtain FDA approvals for additional indications.

         Sales of the Company's other medical products were approximately $2.2 million for the three months ended September 30, 1997 compared to $1.7 million for the three months ended September 30, 1996. Increases in the Company's Infection Control and Dental product lines offset a decline in international Surgical and Hemostasis product sales. Sales of the Company's other medical products can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. The Company is currently in negotiations to extend a license and distribution agreement for one of its Infection Control products, which is likely to result in a decline in 1997 fourth quarter sales compared to the prior year. The Company believes that finalizing such an agreement establishes the long-term commitment of our marketing partner to the product.

         Export sales for the three months ended September 30, 1997 were flat with the three months ended September 30, 1996 at approximately $550,000. International INTEGRA sales increased by $220,000 to $530,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1997, which was offset by declines in sales of other medical products. In July 1997, the Company has entered into an exclusive importation and sales agreement for INTEGRA in Japan with Century Medical, Inc., a wholly owned subsidiary of ITOCHU Corporation. Under the agreement, Century Medical will oversee and manage the Company's clinical trials required for approval by the Japanese government, and will then serve as the Company's exclusive distributor and importer in Japan for regenerative products. The Company has also recently received approval to import and market INTEGRA in Taiwan, bringing the total number of countries INTEGRA can be marketed in to nineteen.

         Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, was approximately $190,000 for the three months ended September 30, 1997 compared to $285,000 for the three months ended September 30, 1996. The largest decline was in grant revenue due to the completion of a three-year National Institute of Standards and Technology (NIST) grant as of December 31, 1996. The Company was recently awarded a three-year $2 million grant from NIST targeted to further develop the Company's BioSmart(TM) absorbable polymers especially designed for tissue engineering with the initial application expected to stimulate in-vivo cartilage regeneration. In addition, the Company announced that it was awarded a research and development grant totaling $96,500 from the National Cancer Institute. The purpose of the grant is to support the Company's development of an RGD-based drug to inhibit angiogenesis. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

         Cost of product sales increased to approximately $1.7 million (46% of product sales) for the three months ended September 30, 1997 from $1.6 million (61% of product sales) for the three months ended September 30, 1996. The decrease in cost of product sales as a percentage of product sales is partially attributable to an increase in sales of higher gross margin products including INTEGRA, and a decline in inventory write-offs and product reserves related to the Company's Ophthalmic product line and INTEGRA, respectively. The Company has discontinued its production of the Ophthalmic product. The Company's INTEGRA manufacturing unit is currently operating at a lower utilization compared to the prior year as the Company continues to reduce inventory levels. Due to the high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and that better utilization of this capacity will improve its gross margin on product sales.

         Research and development expense decreased to approximately $1.4 million for the three months ended September 30, 1997 from $1.6 million for the three months ended September 30, 1996. A decline in animal studies related to prior grant awards offset increases in research efforts associated with the Company's California operations and costs associated with the Company's post-approval clinical study for INTEGRA and additional INTEGRA development activities. The Company expects the level of research and development expenditures in 1997 to remain around 1996 expenditure levels as expenditures related to the post-approval study of INTEGRA and pre-clinical and clinical trials for the Company's regenerative and matrix medicine technologies continue. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

         Selling, general and administrative expense increased to approximately $3.7 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. Sales and marketing expenses increased significantly due to the addition of marketing personnel and consultants as well as additional promotional activities involving INTEGRA. General and administrative expense also increased significantly due to increased legal and professional costs and additional management and business development personnel. The Company is anticipating continued increases in sales and marketing expenses over 1996 levels as a result of additional personnel and continued promotional activities involving INTEGRA. General and administrative expenses will continue to increase over 1996 levels due to the increase in personnel and the Company's patent litigation lawsuit. The extent of such increases will, in part, depend on the progress of the Company's patent litigation lawsuit.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996


         Total revenues increased to approximately $11.4 million for the nine months ended September 30, 1997 from $9.5 million for the nine months ended September 30,1996, as an increase in product sales was offset by decreases in research grant revenue and product license fees. Product sales increased to $10.8 million for the nine months ended September 30, 1997 from $8.1 million for the nine months ended September 30, 1996. Sales of INTEGRA increased to $4.6 million for the nine months ended September 30, 1997 compared to $1.8 million for the nine months ended September 30, 1996. Included in the first nine-month sales of 1997 is $1.3 million in international INTEGRA sales, including over $250,000 in sales in Germany, France and Australia, and compared to $580,00 in sales for the prior year period.

         Product sales of the Company's other medical products were approximately $6.3 million for both the nine months ended September 30, 1997 and the nine months ended September 30, 1996. Increases in the Company's Dental product line were offset by a decline in the Company's Surgical and Hemostasis and Infection Control product lines. The Company also experienced a decline in its Ophthalmic product line as it has ceased sales of its corneal shield product. The Company does not believe that the loss of this product will have a significant impact on the Company as the ophthalmic product accounted for only 3% of product sales for the year ended December 31, 1996 and the nine months ended September 30, 1997. Sales of the Company's other medical products can vary significantly on a period to period basis depending on the timing of shipments to private label customers and contract distributors. Export sales, including INTEGRA, for the nine months ended September 30, 1997 increased to $1.5 million from $1.2 million for the nine months ended September 30, 1996.

         Other revenue was approximately $600,000 for the nine months ended September 30, 1997 compared to $1.4 million for the nine months ended September 30, 1996. The largest decline was in product license fees due to a $500,000 licensing fee received in 1996 as part of an agreement with Cambridge Antibody Technology Limited involving the Company's human antibody development program. Grant revenue also declined due to the completion of a three-year National Institute of Standards and Technology grant as of December 31, 1996.

         Cost of product sales increased to approximately $5.6 million (51% of product sales) for the nine months ended September 30, 1997 from $4.5 million (55% of product sales) for the nine months ended September 30, 1996. The decrease in cost of product sales as a percentage of product sales is partially attributable to sales growth in higher gross margin products compared to the prior year.

         Research and development expense was approximately $4.5 million for the nine months ended September 30, 1997 compared to $4.8 million for the nine months ended September 30, 1996. Decreases in animal study costs associated with the prior year grant funding were offset by increases in costs associated the Company's post-approval clinical study for INTEGRA and the addition of full-time clinical and research personnel.

         Selling, general and administrative expense increased to approximately $9.2 million for the nine months ended September 30, 1997 from $6.9 million for the nine months ended September 30, 1996. Sales and marketing expenses increased due to domestic and international costs associated with INTEGRA. A decline in national training session costs was offset by increased costs associated with additional
technical personnel and consultants as well as additional promotional activities. General and administrative expenses increased due to additional legal and professional costs and additional management personnel.

Liquidity and Capital Resources

         At September 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $30.4 million and no long-term debt. The Company's principal uses of funds during the nine-month period ended September 30, 1997 were $3.8 million for operations and $500,000 in purchases of property and equipment. The Company also received $330,000 in funds from the exercise of stock options under the Company's stock option plans. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments.

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

                               INTEGRA LIFESCIENCES CORPORATION

Date:    September 14, 1997    /s/  Richard E. Caruso
                               ----------------------
                               Richard E. Caruso, Ph.D.
                               Chairman, President and Chief Executive Officer




Date:    September 14, 1997    /s/  David B. Holtz
                               -------------------
                               David B. Holtz
                               Vice President, Treasurer