Form 10-Q
period 1998-03-31
INTEGRA LIFESCIENCES CORP
filed 1998-05-15
CIK 917520

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                             [x] - Yes         [ ]- No

         As of May 11, 1998 the registrant had outstanding 29,905,097 shares of Common Stock, $.01 par value.

                       INTEGRA LIFESCIENCES CORPORATION

                                     INDEX

                                                                    Page Number

PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997 (Unaudited)                          3

         Condensed Consolidated Statements of Operations for the
              three months ended March 31, 1998 and 1997 (Unaudited)     4

         Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1998 and 1997 (Unaudited)     5

         Notes to Unaudited Condensed Consolidated Financial
              Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

Exhibits                                                                 13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(Dollars in thousands)
                                                        March 31, 1998      December 31, 1997
                                                        --------------      -----------------

ASSETS
Current Assets:

     Cash and cash equivalents........................    $      5,922           $    2,083
     Short-term investments...........................          17,632               24,189
     Accounts receivable, net.........................           3,139                2,780
     Inventories......................................           2,390                2,350
     Prepaid expenses and other current assets........             521                  400
                                                          ------------           ----------
         Total current assets.........................          29,604               31,802
 Property and equipment, net..........................           6,376                6,414
 Other assets.........................................             115                  140
                                                          ------------           ----------
    Total assets......................................    $     36,095           $   38,356
                                                          ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable, trade............................    $        325           $      541
   Accrued expenses and other current liabilities.....           3,080                1,854
                                                          ------------           ----------
         Total current liabilities....................           3,405                2,395
 Other liabilities....................................             247                  206
                                                          ------------           ----------

         Total liabilities............................           3,652                2,601
                                                          ------------           ----------

Stockholders' Equity:

Preferred stock, $.01 par value (15,000,000
   authorized shares; no shares issued or
   outstanding).......................................               -                    -
Common stock, $.01 par value (60,000,000
   authorized shares; 29,905,097 and 29,903,082
   issued and outstanding at March 31, 1998 and
   December 31, 1997, respectively)...................             299                  299
Additional paid-in capital............................         111,736              111,728
Unearned compensation related to stock options........            (232)                (266)
Notes receivable - related parties....................             (35)                 (35)
Accumulated other comprehensive income................             (77)                 (26)
Treasury stock at cost (1,000 shares at
     March 31, 1998)..................................              (4)                   -
Accumulated deficit...................................         (79,244)             (75,945)
                                                          -------------          -----------

         Total stockholders' equity...................          32,443               35,755
                                                          ------------           ----------

 Total liabilities and stockholders' equity...........    $     36,095           $   38,356
                                                          ============           ==========



                  The accompanying notes are an integral part
              of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



(In thousands, except per share amounts)

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                      1998             1997
                                                      ----             ----
   REVENUE

   Product sales............................... $    3,163       $    2,970
   Product license fees........................      1,015                -
   Product development.........................        250                -
   Research grants.............................         69              154
   Royalties...................................         63               64
                                                  --------         --------
       Total revenue...........................      4,560            3,188

   COSTS AND EXPENSES
   ------------------
   Cost of product sales.......................      1,726            1,556
   Research and development....................      2,142            1,417
   Selling and marketing.......................      1,560            1,118
   General and administrative..................      2,822            1,415
                                                 ---------        ---------
       Total costs and expenses................      8,250            5,506
                                                 ---------        ---------

   Operating loss..............................     (3,690)          (2,318)
   Other income................................        390              488
                                                 ---------        ---------

   Net loss....................................  $  (3,300)       $  (1,830)
                                                 ==========       ==========

   Basis and diluted net loss per share........ $    (0.10)       $   (0.06)
                                                 ==========       ==========
   Weighted average number of common and
       common equivalent shares outstanding....     31,904           28,935
                                                 ==========       ==========

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(In thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----
OPERATING ACTIVITIES:

    Net loss...............................................................         $    (3,300)         $    (1,830)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:

       Depreciation and amortization.......................................                 336                  486
       Gain on sale of assets..............................................                 (40)                 (43)
       Amortization of discount and interest on investments................                 249                   22
       Amortization of unearned compensation...............................                  34                   31
       Changes in assets and liabilities:

          Accounts receivable..............................................                (359)                 526
          Inventories......................................................                 (40)                (131)
          Prepaid expenses and other current assets........................                (121)                 (74)
          Non-current assets...............................................                  (7)                   -
          Accounts payable, accrued expenses and other liabilities.........               1,108                 (197)
                                                                                    -----------          ------------

       Net cash used in operating activities...............................              (2,140)              (1,210)
                                                                                    ------------         ------------

INVESTING ACTIVITIES:

    Proceeds from sale of assets...........................................                  47                   48
    Purchases of available-for-sale investments............................              (8,662)              (9,922)
    Proceeds from sale/maturity of investments.............................              14,920                8,000
    Purchases of property and equipment....................................                (330)                (147)
                                                                                    ------------         ------------

       Net cash provided by (used in) investing activities.................               5,975               (2,021)
                                                                                    -----------          ------------

FINANCING ACTIVITIES:

    Treasury stock purchase................................................                  (4)                   -
    Proceeds from exercised stock options..................................                   8                  286
    Proceeds from sale of common stock.....................................                   -                    -
                                                                                    ------------         ------------


       Net cash provided by financing activities...........................                   4                  286
                                                                                    -----------          ------------

Net increase (decrease) in cash and cash equivalents.......................               3,839               (2,945)

Cash and cash equivalents at beginning of period...........................               2,083               11,762
                                                                                    -----------          -----------

Cash and cash equivalents at end of period.................................         $     5,922          $     8,817
                                                                                    ===========          ===========

                 The accompanying notes are an integral part
              of the condensed consolidated financial statements

              INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   General

     In the opinion of management, the March 31 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2.   Loss per share

     Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 3,812,000 and 2,911,000 shares of common stock at March 31, 1998 and March 31, 1997, respectively, were not included in the diluted per share calculations, as their effect would be antidilutive.

3.   Recent accounting pronouncement

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The total comprehensive income for the three months ended March 31, 1998 is $3,351,000, compared to $1,861,000 for the three-month period ending March 31, 1997. Total comprehensive income includes the net loss and the net unrealized gains and losses on securities.

4.   Inventory

     Inventories consist of the following:



          (In thousands)                                   March 31, 1997          December 31, 1997
                                                           ---------------         -----------------


          Finished goods.............................       $      758                $     773
          Work-in-process............................            1,242                    1,251
          Raw materials..............................              390                      326
                                                            ----------                ---------
                                                            $    2,390                $   2,350
                                                            ==========                =========


              INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


5.    Current Liabilities

     Accrued expenses and other liabilities consist of the following:


          (In thousands)                                   March 31, 1997          December 31, 1997
                                                           ---------------         -----------------


          Legal fees.................................       $    1,360                $     471
          Contract research..........................              288                      252
          Vacation ..................................              268                      214
          Other .....................................            1,164                      917
                                                            ----------                ---------
                                                            $    3,080                $   1,854
                                                            ==========                =========



6.    Legal Matters

On or about November 4, 1997, Integra (Artificial Skin) Corporation ("IASC"), a wholly-owned subsidiary of the Company, and the Massachusetts Institute of Technology ("MIT") filed a patent infringement lawsuit against LifeCell Corporation ("LifeCell"). LifeCell filed counterclaims seeking declaratory judgments of non-infringement and patent invalidity and filed a complaint against MIT and IASC in Texas state court claiming tortious interference, business and product disparagement, unfair competition amoung other charges. LifeCell was seeking unspecified actual monetary damages in an amount not less than $12 million together with treble damages, unspecified punitive damages, and other relief. On April 9, 1998, the Company and LifeCell agreed to settle all litigation pending between the parties. Under the terms of the settlement, the Company has agreed not to assert certain patents against LifeCell's current technology or reasonable equivalents thereof and LifeCell has acknowledged the validity of these patents. As part of the settlement agreement, the Company agreed to purchase $500,000 of LifeCell common stock, and LifeCell agreed to a royalty-bearing license for any possible future biomaterials-based matrix products developed by LifeCell that may be covered by the patents.

In January 1994, ABS LifeSciences, Inc., a wholly-owned subsidiary of the Company, entered into a five-year distribution agreement with the distributor of the Company's Chronicure product pursuant to which the distributor is obligated to purchase certain minimum quantities of wound care products. In October 1995, the Company's subsidiary filed a complaint in the United States District Court for the District of New Jersey claiming the distributor breached the distribution agreement by, among other things, not paying the subsidiary for certain products delivered. In November 1995, the distributor filed an affirmative defense and counterclaim alleging, among other things, fraudulent misrepresentation and breach of contract and seeking damages of approximately $1.2 million plus unspecified punitive damages. During 1997, the case was inactive and dismissed by the court based on a tentative settlement with leave to reinstate on the request of either party. Settlement discussions are continuing and the Company has submitted a request to reinstate the case in the event that a settlement is not reached. The Company will continue to defend the counterclaim if the case is reinstated.

On or about July 18, 1996, Telios Pharmaceuticals, Inc. ("Telios"), a wholly owned subsidiary of the Company, filed a patent infringement lawsuit against three parties: Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps. The lawsuit was filed in the U.S. District Court for the Southern District of California. The complaint charges, among other things, that the defendant Merck KGaA "willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe United States Letters Patent No. 4,729,255." This patent is one of a group of five patents granted to The Burnham Institute and licensed by Telios that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The Company is

              INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


pursuing numerous medical applications of the RGD technology in the fields of anti-thrombic agents, cancer, osteoporosis, and a cell adhesive coating designed to improve the performance of implantable devices and their acceptance by the body. The defendants have filed a countersuit asking for an award of defendants' reasonable attorney fees.

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

The ultimate liability of the cases not settled can not be determined because of the considerable uncertainties that exist. The Company's financial statements do not reflect any significant amounts related to possible unfavorable outcomes of these matters. The Company intends to continue its vigorous defense of these matters. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

7.    Century Medical, Inc.
      --------------------

      On March 12, 1998, the Company entered into a series of agreements with Century Medical, Inc. ("CMI"), a wholly-owned subsidiary of ITOCHU Corporation, under which CMI will distribute the Company's neuro-surgery products in Japan. Under the agreements, CMI paid an up-front non-refundable licensing fee of $1.0 million on March 31,1998 and agreed to purchase 500,000 shares of newly issued preferred stock of the Company for $4.0 million in the second quarter of 1998. CMI will also underwrite all costs of the Japanese clinical trials and regulatory approval processes. On April 30, 1998, CMI closed on its initial purchase of 250,000 shares of preferred stock for $2 million.

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

     The following discussion contains trend information and other forward-looking statements related to the future use and revenues of INTEGRA(TM) Artificial Skin and anticipated expenditure levels and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. In addition, the economic, competitive, governmental, technological and other factors identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission could affect such results.

General

     The Company develops, manufactures and markets medical devices, implants and biomaterials primarily used in the treatment of burns and skin defects, spinal and cranial disorders, orthopedics and other surgical applications. The Company seeks to be the world's leading company specializing in implantable medical and biopharmaceutical therapies to target and control cell behavior, and to build shareholder value by acquiring, discovering and discovering cost-effective, off-the-shelf products that satisfy unmet medical needs.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Total revenues increased to approximately $4.6 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31,1997 with increases in licensing fees, product development funding and product sales. Product sales increased to $3.2 million for the three months ended March 31, 1998 from $3.0 million for the three months ended March 31, 1997. Sales of INTEGRA(TM) Artificial Skin ("INTEGRA") for the three months ended March 31, 1998 increased slightly to $1.3 from the prior year as international sales increases (representing 36% of INTEGRA sales) were offset by a decline in North American sales. The Company believes that the primary application of INTEGRA in the United States has been for patients with severe life-threatening burns, and it believes that future domestic sales growth will require the expansion of use to additional indications including reconstructive procedures. These additional indications require approval by the FDA before the product can be marketed domestically for the applications. The Company has clinical data on the use of INTEGRA in reconstructive and wound healing procedures and recently received CE Mark approval in the European Community to market the product for these applications. The Company believes that in addition to the severe burn market, the use and sale of INTEGRA will depend on its ability to market the product in the EU and other international markets for reconstructive indications. The Company also plans on submitting a pre-approval market amendment to the FDA seeking the additional indications in the United States.

     Product sales of the Company's other medical devices were approximately $1.8 million for the three months ended March 31, 1998 up slightly from $1.7 million for the three months ended March 31, 1997. Product sales increases in the Company's infection control and dental products were partially offset by a decline related to a discontinued product. Sales of the Company's other medical devices can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. Export sales for the three months ended March 31, 1998 increased to $640,000 from $290,000 for the three months ended March 31, 1997 and included an increase of $275,000 in international INTEGRA sales.

     Other revenue, which includes grant revenue, license fees, product development revenue and royalties, was approximately $1.4 million for the three months ended March 31, 1998 compared to $220,000 for the three months ended March 31, 1997. Included in other revenue during the first quarter of 1998 was a $1 million non-refundable licensing fee from Century Medical, Inc. related to a distribution agreement for the

Company's neurosurgical products. The Company's product development revenue increased by $250,000 related to the Company's development and marketing agreement with Johnson & Johnson Professional, Inc. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

     Cost of product sales increased to approximately $1.7 million (55% of product sales) for the three months ended March 31, 1998 from $1.6 million (52% of product sales) for the three months ended March 31, 1997. The increase in cost of product sales as a percentage of product sales was primarily attributable to lower utilization of the Company's INTEGRA manufacturing facility during the quarter. Due to the high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales.

     Research and development expense increased to approximately $2.1 million for the three-month period ended March 31, 1998 from $1.4 million for the three-month period ended March 31, 1997. Increases included the addition of development personnel and the funding of several contract development programs for the skin and orthopedic business lines as well as other business ventures. The Company expects the level of research and development expenditures in 1998 will continue to exceed 1997 levels as the Company continues to expand its development programs. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

     Selling and marketing expense increased to approximately $1.6 million for the three-month period ended March 31, 1998 from $1.1 million for the three-month period ended March 31, 1997. Increases included international sales and marketing expenses associated with the addition of technical personnel and consultants involved in training and promotional activities, and domestic costs associated with the Company's product and cost reimbursement training programs.

     General and administrative expense increased to approximately $2.8 million for the three-month period ended March 31, 1998 from $1.4 million for the three-month period ended March 31, 1997, and included a provision of $200,000 related to the closing of the Company's West Chester, Pennsylvania facility. The hiring of additional management personnel during the latter part of 1997 (including the Company's Chief Executive Officer and Chief Operating Officer) and additional legal and other professional costs contributed to the increase in general and administrative expenses during the first quarter of 1998 and are expected to continue to represent an increase over the comparable year prior periods for the next several quarters of 1998. The Company settled its litigation with LifeCell Corporation during April 1998, but expects to continue to incur significant litigation costs associated with the Company's various litigation matters. (See footnote 6 under Item 1).

Liquidity and Capital Resources

     At March 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $23.6 million and no long-term debt. The Company's principal uses of funds during the three-month period ended March 31, 1998 were $2.1 million for operations and $340,000 in purchases of property and equipment. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

      3 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Integra LifeSciences Corporation

      10.1 Stock Purchase Agreement dated as of February 26, 1998 by and between Integra LifeSciences Corporation and Century Medical, Inc.

      10.2 Registration Rights Agreement dated as of April 30, 1998 by and between Integra LifeSciences Corporation and Century Medical, Inc.

      27     Financial Data Schedule

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on February 3, 1998 with respect to (1) an Employment Agreement dated December 27, 1997 between Integra LifeSciences Corporation and Stuart M. Essig, (2) a Stock Option Grant and Agreement made December 27, 1997 by and between Integra LifeSciences Corporation and Stuart M. Essig, (3) a Restricted Units Agreement dated December 27, 1997 by and between Integra LifeSciences Corporation and Stuart M. Essig, (4) amendments to the Company's By-Laws and (5) amendments to the Company's 1996 Incentive Stock Option and Non-Qualified Stock Option Plan.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTEGRA LIFESCIENCES CORPORATION



         Date:    May 14, 1998        /s/  Stuart M. Essig
                                      --------------------
                                      Stuart M. Essig, Ph.D.
                                      President and Chief Executive Officer




         Date:    May 14, 1998       /s/  David B. Holtz
                                     -------------------
                                     David B. Holtz
                                     Vice President, Treasurer