Form 10-Q
period 1998-06-30
INTEGRA LIFESCIENCES CORP
filed 1998-08-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                                                [x] - Yes         [ ] - No

     As of August 8, 1998 the registrant had outstanding 14,952,523 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION


                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1997 (Unaudited)                              3

            Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 1998 and 1997 (Unaudited)  4

            Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1998 and 1997 (Unaudited)            5

            Notes to Unaudited Condensed Consolidated Financial
               Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    14

Exhibits                                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)
                                                        June 30, 1998  December 31, 1997
                                                        -------------  -----------------
ASSETS
Current Assets:
     Cash and cash equivalents ..........................   $   4,710          $   2,083
     Short-term investments .............................      19,687             24,189
     Accounts receivable, net ...........................       3,173              2,780
     Inventories ........................................       2,629              2,350
     Prepaid expenses and other current assets ..........         902                400
                                                            ---------          ---------
         Total current assets ...........................      31,101             31,802

 Property and equipment, net ............................       6,165              6,414
 Other assets ...........................................         108                140
                                                            ---------          ---------
         Total assets ...................................   $  37,374          $  38,356
                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade ..............................   $     442          $     541
   Accrued expenses and other current liabilities .......       3,376              1,854
                                                            ---------          ---------
         Total current liabilities ......................       3,818              2,395

 Other liabilities ......................................         288                206
                                                            ---------          ---------

         Total liabilities ..............................       4,106              2,601
                                                            ---------          ---------

Stockholders' Equity:
Preferred stock, $.01 par value (15,000
   authorized shares; 500 Series A Convertible
   shares issued and outstanding at June 30,
   1998, $4,000 liquidation preference) .................           5               --
Common stock, $.01 par value (60,000 authorized
   shares; 14,953 and 14,952 issued and
   outstanding at June 30, 1998 and December 31,
   1997, respectively) ..................................         150                150
Additional paid-in capital ..............................     116,026            111,877
Unearned compensation related to stock options ..........        (248)              (266)
Notes receivable - related parties ......................         (35)               (35)
Accumulated other comprehensive income ..................         (71)               (26)
Treasury stock at cost (16 shares at June 30, ...........         (89)              --
   1998)
Accumulated deficit .....................................     (82,470)           (75,945)
                                                            ---------          ---------

         Total stockholders' equity .....................      33,268             35,755
                                                            ---------          ---------

 Total liabilities and stockholders' equity .............   $  37,374          $  38,356
                                                            =========          =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands)
                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                   1998          1997          1998          1997
                                                 --------      --------      --------      --------
REVENUE
Product sales ..............................     $  3,367      $  4,120      $  6,530      $  7,090
Product license fees .......................         --               5         1,015             5
Contract product development ...............          250          --             500          --
Research grants ............................          140           144           209           298
Royalties ..................................           70            38           133           102
                                                 --------      --------      --------      --------
    Total revenue ..........................        3,827         4,307         8,387         7,495

COSTS AND EXPENSES
Cost of product sales ......................        1,604         2,287         3,330         3,843
Research and development ...................        2,074         1,669         4,216         3,086
Selling and marketing ......................        1,519         1,202         3,079         2,320
Selling, general and administrative ........        2,744         1,712         5,566         3,127
                                                 --------      --------      --------      --------
    Total costs and expenses ...............        7,941         6,870        16,191        12,376
                                                 --------      --------      --------      --------

Operating loss .............................       (4,114)       (2,563)       (7,804)       (4,881)
Other income ...............................          889           524         1,279         1,012
                                                 --------      --------      --------      --------

Net loss ...................................     $ (3,225)     $ (2,039)     $ (6,525)     $ (3,869)
                                                 ========      ========      ========      ========

Basic and diluted net loss per share .......     $  (0.20)     $  (0.14)     $  (0.41)     $  (0.26)
                                                 ========      ========      ========      ========
Weighted average number of common and common
    equivalent shares outstanding ..........       15,944        14,896        15,948        14,683
                                                 ========      ========      ========      ========

                   The accompany notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)
                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1998          1997
                                                                       --------      --------
OPERATING ACTIVITIES:
    Net loss .....................................................     $ (6,525)     $ (3,869)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .............................          678           950
       Gain on sale of assets and litigation settlement ..........         (266)          (86)
       Provision for impairment of assets ........................          145          --
       Amortization of discount and interest on investments ......          (14)          (36)
       Amortization of unearned compensation .....................          164            61
       Changes in assets and liabilities:
          Accounts receivable ....................................         (393)          133
          Inventories ............................................         (279)          642
          Prepaid expenses and other current assets ..............          124           (27)
          Deferred revenue .......................................          250          --
          Accounts payable, accrued expenses and other liabilities        1,413           (23)
                                                                       --------      --------
       Net cash used in operating activities .....................       (4,703)       (2,255)
                                                                       --------      --------

INVESTING ACTIVITIES:
    Proceeds from sale of assets .................................           47            94
    Purchase of restricted securities ............................         (500)         --
    Purchases of available-for-sale investments ..................      (16,450)      (19,422)
    Proceeds from sale/maturity of investments ...................       20,920        14,000
    Purchases of property and equipment ..........................         (606)         (237)
                                                                       --------      --------

       Net cash provided by (used in) investing activities .......        3,411        (5,565)
                                                                       --------      --------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options ......................            8           330
    Purchase of treasury stock ...................................          (89)         --
    Proceeds from sale of preferred stock ........................        4,000          --
                                                                       --------      --------


       Net cash provided by financing activities .................        3,919           330
                                                                       --------      --------

Net  increase (decrease) in cash and cash equivalents ............        2,627        (7,490)

Cash and cash equivalents at beginning of period .................        2,083        11,762
                                                                       --------      --------

Cash and cash equivalents at end of period .......................     $  4,710      $  4,272
                                                                       ========      ========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the June 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2.   Inventory

     Inventories consist of the following (in thousands):

                                                          June 30, 1998         December 31, 1997
                                                          --------------        -----------------
          Finished goods.............................       $      657              $     773
          Work-in-process............................            1,532                  1,251
          Raw materials..............................              440                    326
                                                            ----------              ---------
                                                            $    2,629              $   2,350
                                                            ==========              =========

3.   Current Liabilities

     Accrued expenses and other liabilities consist of the following (in thousands):

                                                          June 30, 1998         December 31, 1997
                                                          --------------        -----------------
          Legal fees.................................      $    1,271              $     471
          Lease termination provision................             330                   --
          Contract research..........................             437                    252
          Vacation ..................................             271                    214
          Deferred revenue...........................             250                   --
          Other .....................................             817                    917
                                                           ----------              ---------
                                                           $    3,376              $   1,854
                                                           ==========              =========

4.   Net loss and loss per share

Since the Company incurred net losses in all periods presented, outstanding options, preferred stock and warrants to purchase an aggregate of 2,275,000 and 1,088,000 shares of common stock at June 30, 1998 and June 30, 1997, respectively, were not included in the diluted per share calculations, as their effect would be antidilutive.

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The total comprehensive loss for the three and six months ended June 30, 1998 was $3,219,000 and $6,570,000, respectively, compared to $2,009,000 and
$3,870,000 for the three and six-month periods ending June 30, 1997. Total comprehensive income includes the net loss and the net unrealized gains and losses on securities.

5.   Stockholders' Equity

The Company's shareholders approved a one-for-two reverse split of the Company's common stock at the annual meeting on May 18, 1998. All outstanding share amounts have been retroactively adjusted to reflect the reverse split.

During the second quarter of 1998, the Company sold 500,000 shares of Series A Preferred Stock ("Preferred Stock") for $4 million to Century Medical, Inc. The Preferred Stock pays an annual dividend of $0.16 per share, payable quarterly, and has a liquidation preference of $4 million. Each share of Preferred Stock is convertible at any time into one-half share of Company common stock and is redeemable at the option of the Company after December 31, 2007.

6.   Leases

In June 1998, the Company entered into a Lease Termination Agreement (the "Agreement") related to the closing of the Company's facility in West Chester, Pennsylvania. The Agreement requires an aggregate payment of $330,000 related to the facility's maintenance, certain operating costs and other commitments and is payable through April 1999. As result of the Agreement, the Company incurred an additional asset impairment charge of $145,000 related to the West Chester facility, which charge was included in general and administrative expense in the second quarter of 1998. The West Chester facility is owned by a company controlled by a related party of an officer of the Company.

7.   Legal Matters

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

In January 1994, ABS LifeSciences, Inc., a wholly-owned subsidiary of the Company, entered into a five-year distribution agreement with the distributor of the Company's Chronicure product pursuant to which the distributor is obligated to purchase certain minimum quantities of wound care products. In October 1995, the Company's subsidiary filed a complaint in the United States District Court for the District of New Jersey claiming the distributor breached the distribution agreement by, among other things, not paying the subsidiary for certain products delivered. In November 1995, the distributor filed an affirmative defense and counterclaim alleging, among other things, fraudulent misrepresentation and breach of contract and seeking damages of approximately $1.2 million plus unspecified punitive damages. In June 1998, the Company's subsidiary and the distributor entered into a settlement agreement in which the distributor agreed to pay an aggregate of $550,000 in installments over the remainder of 1998. The Company recorded in other income a net gain of $545,000 as a result of the settlement.

In July 1996, Telios Pharmaceuticals, Inc. ("Telios") filed a patent infringement lawsuit against three parties: Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps. The lawsuit was filed in the U.S. District Court for the Southern District of California. The complaint charges, among other things, that the defendant Merck KGaA "willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe United States Letters Patent No. 4,729,255." This patent is one of a group of five patents granted to The Burnham Institute and licensed by Telios that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The Company is pursuing numerous medical applications of the RGD technology in the fields of anti-thrombic agents, cancer, osteoporosis, and a cell adhesive coating designed to improve the performance of implantable devices and their acceptance by the body. The defendants have filed a countersuit asking for an award of defendants' reasonable attorney fees. The Company's financial statements do not reflect any significant amounts related to a possible unfavorable outcome of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains trend information and other forward-looking statements related to the future use and revenues of INTEGRA(TM) Artificial Skin and anticipated expenditure levels and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause the results to differ materially from those set forth in these statements. In addition, the economic, competitive, governmental, technological and other factors identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission could affect such results.

General

     The Company develops, manufactures and markets medical devices, implants and biomaterials primarily used in the treatment of burns and skin defects, spinal and cranial disorders, orthopedics and other surgical applications. The Company seeks to be the world's leading company specializing in implantable medical and biopharmaceutical therapies to target and control cell behavior, and to build shareholder value by acquiring, discovering and developing cost-effective, off-the-shelf products that satisfy unmet medical needs.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Total revenues declined to approximately $3.8 million for the three months ended June 30, 1998 from $4.3 million for the three months ended June 30,1997, primarily due to a decrease in product sales that was partially offset by an increase in product development revenues and royalties. Product sales declined to $3.4 million for the three months ended June 30, 1998 from $4.1 million for the three months ended June 30, 1997. Sales of INTEGRA(TM) Artificial Skin ("INTEGRA") declined to $1.5 million for the three months ended June 30, 1998 compared to $1.7 million in the second quarter of 1997. In the second quarter of 1998, international INTEGRA sales represented 38% of total INTEGRA product sales compared to 31% in the same period of 1997. The Company has clinical data on the use of INTEGRA in reconstructive and wound healing procedures and believes that growth in the use and sale of INTEGRA will depend on its ability to market the product for reconstructive and other additional indications. In March 1998 the Company received CE Mark approval in the European Community to market INTEGRA for use in burns and reconstructive surgery. These additional indications require approval by the FDA before the product can be marketed in the United States, and there can be no assurance the Company will receive any additional indication approval in the United States or any other international markets. The Company plans on submitting a pre-approval market amendment to the FDA seeking the additional indications in the United States.

     Sales of the Company's other medical devices were approximately $1.9 million for the three months ended June 30, 1998 down from $2.4 million for the three months ended June 30, 1997. Approximately $200,000 of the decline was related to discontinued products with the remaining decrease related to the timing of orders for the Company's infection control products. Sales of the Company's other medical products can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. Export sales for the three months ended June 30, 1998 were even with sales for the three months ended June 30, 1997 at $660,000 and included a slight increase in international INTEGRA sales.

     Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, was approximately $460,000 for the three months ended June 30, 1998 compared to $190,000 for the three months ended June 30, 1997. The Company's product development revenue increased by $250,000 as a result of funding received under the Company's development and marketing agreement with Johnson & Johnson Professional, Inc. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

     Cost of product sales declined to approximately $1.6 million (48% of product sales) for the three months ended June 30, 1998 from $2.3 million (56% of product sales) for the three months ended June 30, 1997. The decrease in cost of product sales as a percentage of product sales is partially attributable to an inventory write-off of $210,000 in the prior year. In addition, the Company's INTEGRA manufacturing unit operated at a higher utilization compared to the prior year. Due to the high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales.

     Research and development expense increased to approximately $2.1 million for the three-month period ended June 30, 1998 from $1.7 million for the three-month period ended June 30, 1997. Increases included the addition of development personnel and the funding of several development programs for the skin and orthopedic business lines as well as other business ventures. The Company expects that the level of research and development expenditures in 1998 will continue to exceed 1997 levels as the Company continues to expand its development programs. The amount and allocation of resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

     Selling and marketing expense increased to approximately $1.5 million for the three-month period ended June 30, 1998 from $1.2 million for the three-month period ended June 30, 1997. Increases in international selling and marketing expenses were associated with the launch of INTEGRA in the European Community following its CE mark approval in March 1998. Additional costs included technical personnel and consultants involved in training and promotional activities, international marketing and training materials and domestic costs associated with the Company's cost reimbursement training programs.

     General and administrative expense increased to approximately $2.7 million for the three-month period ended June 30, 1998 from $1.7 million for the three-month period ended June 30, 1997 due primarily to costs related to the closing of the West Chester, Pennsylvania facility, severance costs, costs associated with the hiring of management personnel during the latter part of 1997 (including the Company's Chief Executive Officer and Chief Operating Officer) and additional legal and other professional costs. These costs are expected to continue to represent an increase over the comparable 1997 periods for the remainder of 1998. The Company settled its litigation with LifeCell Corporation, University of Utah Research Foundation and Derma Sciences, Inc. during the second quarter of 1998, but significant litigation costs are expected to continue due to the Company's patent infringement lawsuit against Merck KGaA.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Total revenues increased to approximately $8.4 million for the six months ended June 30, 1998 from $7.5 million for the six months ended June 30,1997, as a decline in product sales was offset by increases in product license fees and product development revenue. Product sales decreased to $6.5 million for the six months ended June 30, 1998 from $7.1 million for the six months ended June 30, 1997. Sales of INTEGRA declined to $2.9 million for the six months ended June 30, 1998 compared to $3.0 million for the six months ended June 30, 1997, as international sales increases partially offset a decline in North American sales. Product sales of the Company's other medical products were $3.6 million for the six months ended June 30, 1998 down from $4.1 million for the six months ended June 30, 1997. Approximately $430,000 of the decline is related to discontinued products. Export sales, including INTEGRA, for the six months ended June 30, 1998 increased to $1.3 million from $950,000 for the six months ended June 30, 1997.

     Other revenue was approximately $1.9 million for the six months ended June 30, 1998 compared to $410,000 for the six months ended June 30, 1997. The largest increase was in product license fees due to a $1 million non-refundable licensing fee from Century Medical, Inc. related to the Company's neurosurgical products. The Company's product development revenue increased by $500,000 as a result of funding received under the Company's development and marketing agreement with Johnson & Johnson Professional, Inc.

     Cost of product sales declined to approximately $3.3 million (51% of product sales) for the six months ended June 30, 1998 from $3.8 million (54% of product sales) for the six months ended June 30, 1997. The decrease in cost of product sales as a percentage of product sales is attributable to lower inventory write-offs and higher manufacturing utilization compared to the prior year.

     Research and development expense increased to approximately $4.2 million for the six months ended June 30, 1998 compared to $3.1 million for the six months ended June 30, 1997 due to additional development personnel and the funding of several contract development programs for the skin, orthopedic and ventures business lines.

     Selling and marketing expense increased to approximately $3.1 million for the six-month period ended June 30, 1998 from $2.3 million for the six-month period ended June 30, 1997. Increases included international sales and marketing expenses associated with the addition of technical personnel and consultants involved in training and promotional activities, marketing materials and costs associated with the Company's cost reimbursement training programs.

     General and administrative expense increased to approximately $5.6 million for the six-month period ended June 30, 1998 from $3.1 million for the six-month period ended June 30, 1997 due primarily to costs related to the closing of the West Chester, Pennsylvania facility, severance costs, costs associated with the hiring of management personnel during the latter part of 1997 (including the Company's Chief Executive Officer and Chief Operating Officer) and additional legal and other professional costs. These costs are expected to continue to represent an increase over the comparable 1997 periods for the remainder of 1998. The Company settled its litigation with LifeCell Corporation, University of Utah Research Foundation and Derma Sciences, Inc. during the current year.

Liquidity and Capital Resources

     At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $24.4 million and no long-term debt. The Company's principal uses of funds during the six-month period ended June 30, 1998 were $4.7 million for operations and $610,000 in purchases of property and equipment. The Company received $4.0 million in funds from the issuance of series A preferred stock during the second quarter of 1998. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

Year 2000 Disclosure

     Currently, there is significant uncertainty regarding the impact of the Year 2000 on information systems, such as those used by the Company. The Company does not currently believe that the effects of any Year 2000 non-compliance on the Company's information systems should have any material adverse impact on the Company's business or results of operations; however, there can be no assurance that the Company will not incur expenses or experience business disruption as a result of system problems associated with the century change.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 18, 1998 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 29,905,097 shares of the Company's common stock ("Shares") were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the holders of Shares, with the results indicated below:

1. Reserve Split of Common Stock. The approval and adoption of a one-for-two reverse stock split of the Company's common stock. The reverse split was effected by an amendment to the Company's Amended and Restated Certificate of Incorporation. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         23,848,470                 317,856                   20,081

2. Approval of the Company's 1998 Stock Option Plan. The Company's 1998 Stock Option Plan was approved. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         19,878,329                 739,988                   35,631

3. Approval of the Company's Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan was approved. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         20,511,703                 114,628                   27,617

4. Election of directors to serve until the 1998 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                               For                   Withheld
         -------                               ---                   --------
         Keith Bradley                     24,142,646                 43,761
         Richard E. Caruso                 24,142,646                 43,761
         Stuart M. Essig                   24,143,518                 42,889
         George W. McKinney, III           24,144,546                 41,861
         James M. Sullivan                 24,141,846                 44,561
         Edmund L. Zalinski                24,136,016                 50,391

5. Ratification of independent auditors. The appointment of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         24,131,964                 38,160                    16,283

Item 5.   Other Information

     The Securities and Exchange Commission recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to the company for consideration at the company's next annual meeting.

     Pursuant to amended Rules 14a-5(e)(2) and 14a-4(c)(1), stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if received by the Company after March 3, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any stockholder proposals received by the Company after such date.


Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

         10 Lease Termination Agreement dated as of June 22, 1998 by and among BHP Diagnostics, Inc, Medicus Corporation, Integra LifeSciences I, Ltd. and Integra LifeSciences Corporation

         27       Financial Data Schedule


(b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INTEGRA LIFESCIENCES CORPORATION





Date:  August 14, 1998                    By: /s/  Stuart M. Essig
                                          --------------------------------------
                                          Stuart M. Essig
                                          President and Chief Executive Officer




Date:  August 14, 1998                    By: /s/  David B. Holtz
                                          --------------------------------------
                                          David B. Holtz
                                          Vice President, Finance and Treasurer