Form 10-Q
period 1998-09-30
INTEGRA LIFESCIENCES CORP
filed 1998-11-17
CIK 917520

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

                                                [x] - Yes         [ ] - No

     As of October 10, 1998 the registrant had outstanding 15,752,516 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION


                                      INDEX


                                                                  Page Number
                                                                  -----------
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997 (Unaudited)                                3

    Condensed Consolidated Statements of Operations for the
       three and nine months ended September 30, 1998
       and 1997 (Unaudited)                                             4

    Condensed Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1998 and 1997 (Unaudited)        5

    Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    9


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                             14

Exhibits                                                               15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands)

                                                                             September 30, 1998         December 31, 1997
                                                                             ------------------         -----------------
ASSETS
Current Assets:
     Cash and cash equivalents ..........................                       $         2,560           $        2,083
     Short-term investments .............................                                20,692                   24,189
     Accounts receivable, net ...........................                                 2,949                    2,780
     Inventories ........................................                                 3,390                    2,350
     Prepaid expenses and other current assets ..........                                   935                      400
                                                                                 --------------           --------------
         Total current assets ...........................                                30,526                   31,802

 Property and equipment, net ............................                                 6,506                    6,414
 Other assets and goodwill ..............................                                 1,502                      140
                                                                                 --------------           --------------
         Total assets ...................................                        $       38,534           $       38,356
                                                                                 ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade ..............................                        $          477           $          541
   Accrued expenses and other current liabilities .......                                 3,689                    1,854
                                                                                ---------------           --------------
         Total current liabilities ......................                                 4,166                    2,395

 Other liabilities ......................................                                   303                      206
                                                                                ---------------           --------------

         Total liabilities ..............................                                 4,469                    2,601
                                                                                ---------------           --------------
Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares;
    500 Series A Convertible shares issued and outstanding
    at September 30, 1998, $4,000 liquidation
    preference) .........................................                                     5                       --
Common stock, $.01 par value (60,000 authorized shares;
    15,753 and 14,952 issued and outstanding at
    September 30, 1998 and December 31, 1997,
    respectively) .......................................                                   158                      150
Additional paid-in capital ..............................                               119,904                  111,877
Unearned compensation related to stock options ..........                                  (198)                    (266)
Notes receivable - related parties ......................                                   (35)                     (35)
Accumulated other comprehensive income ..................                                  (104)                     (26)
Treasury stock at cost(46 shares at September 30, 1998)..                                  (259)                      --
Accumulated deficit .....................................                               (85,406)                 (75,945)
                                                                                 --------------            -------------
         Total stockholders' equity .....................                                34,065                   35,755
                                                                                 --------------            -------------
Total liabilities and stockholders' equity ..............                        $       38,534            $      38,356
                                                                                 ==============            =============

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(In thousands)

                                                     Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                               -------------------------   ------------------------
                                                    1998          1997          1998         1997
                                                 ---------     ---------     ---------    ---------
REVENUE
Product sales ..............................     $  3,704      $  3,754      $ 10,234     $ 10,844
Product license fees .......................           25             6         1,040           11
Contract product development ...............          276            --           776           --
Research grants ............................          233           113           442          411
Royalties ..................................           52            73           186          175
                                                 ---------     ---------     ---------    ---------
    Total revenue ..........................        4,290         3,946        12,678       11,441

COSTS AND EXPENSES
Cost of product sales ......................        1,706         1,731         5,036        5,574
Research and development ...................        2,220         1,439         6,436        4,525
Selling and marketing ......................        1,201         1,456         4,280        3,776
General and administrative .................        2,383         2,289         7,949        5,416
                                                 ---------     ---------     ---------    ---------
    Total costs and expenses ...............        7,510         6,915        23,701       19,291
                                                 ---------     ---------     ---------    ---------

Operating loss .............................       (3,220)       (2,969)      (11,024)      (7,850)
Other income ...............................          310           507         1,589        1,519
                                                 ---------     ---------     ---------    ---------

Net loss ...................................     $ (2,910)     $ (2,462)     $ (9,435)    $ (6,331)
                                                 =========     =========     =========    =========

Basic and diluted net loss per share .......     $  (0.18)     $  (0.17)     $  (0.59)    $  (0.43)
                                                 =========     =========     =========    =========
Weighted average number of common and common
    equivalent shares outstanding ..........       15,952        14,899        15,950       14,756
                                                 =========     =========     =========    =========

                   The accompany notes are an integral part
              of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1998          1997
                                                                       --------      --------
OPERATING ACTIVITIES:
    Net loss .....................................................     $ (9,435)     $ (6,331)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization .............................        1,010         1,426
       Gain on sale of assets and litigation settlement ..........         (264)         (115)
       Provision for impairment of assets ........................          145            --
       Amortization of discount and interest on investments ......         (327)          (55)
       Amortization of unearned compensation .....................          214            92
       Changes in assets and liabilities:
         Accounts receivable .....................................           51           (75)
         Inventories ............................................          (151)          711
         Prepaid expenses and other current assets ..............            90           (83)
         Non-current assets......................................            49           (78)
         Deferred revenue .......................................           250            --
         Accounts payable, accrued expenses and other liabilities.        1,524           674
                                                                       --------      ---------
       Net cash used in operating activities .....................       (6,844)       (3,834)
                                                                       --------      ---------

INVESTING ACTIVITIES:
    Proceeds from sale of assets .................................           48           128
    Purchase of restricted securities ............................         (500)           --
    Purchases of available-for-sale investments ..................      (23,274)      (29,151)
    Proceeds from sale/maturity of investments ...................       27,020        29,500
    Cash acquired in business acquisition ........................        1,224            --
    Purchases of property and equipment ..........................         (939)         (499)
                                                                       --------      ---------
       Net cash provided by (used in) investing activities .......        3,579           (22)
                                                                       --------      ---------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options ......................            8           330
    Preferred dividend paid ......................................           (7)           --
    Purchase of treasury stock ...................................         (259)           --
    Proceeds from sale of preferred stock ........................        4,000            --
                                                                       --------      ---------
       Net cash provided by financing activities .................        3,742           330
                                                                       --------      ---------
Net  increase (decrease) in cash and cash equivalents ............          477        (3,526)

Cash and cash equivalents at beginning of period .................        2,083        11,762
                                                                       --------      ---------

Cash and cash equivalents at end of period .......................     $  2,560      $  8,236
                                                                       ========      =========
-----------------------------------------

Supplemental disclosure of non-cash investing and financing
  activities:
       Common stock and warrants issued in business acquisition...     $  3,886            --

                 The accompanying notes are an integral part
              of the condensed consolidated financial statements

               INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the September 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

2.   Inventory

     Inventories consist of the following (in thousands):

                                                       September 30, 1998         December 31, 1997
                                                       ------------------         -----------------
          Finished goods.............................      $      1,376              $        773
          Work-in-process............................             1,440                     1,251
          Raw materials..............................               574                       326
                                                           ------------              ------------
                                                           $      3,390              $      2,350
                                                           ============              ============

3.   Current Liabilities

     Accrued expenses and other liabilities consist of the following (in thousands):

                                                       September 30, 1998         December 31, 1997
                                                       ------------------         -----------------
          Legal fees.................................      $     1,407               $       471
          Lease termination..........................              215                        --
          Contract research..........................              462                       252
          Vacation ..................................              213                       214
          Deferred revenue...........................              250                        --
          Other .....................................            1,142                       917
                                                           ------------              -----------
                                                           $     3,689               $     1,854
                                                           ============              ===========

4.   Net loss and loss per share

         Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase an aggregate of 2,445,000 and 1,303,000 shares of common stock at September 30, 1998 and 1997, respectively, and preferred stock convertible into 250,000 shares of common stock at September 30, 1998, were not included in the diluted per share calculations, as their effect would be antidilutive.

         The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The total comprehensive loss for the three and nine months ended September 30, 1998 was $2,943,000 and $9,513,000, respectively, compared to $2,485,000 and $6,355,000 for the three and nine months ended September 30, 1997, respectively. Total comprehensive income includes the net loss and the net unrealized gains and losses on securities.

5.       Acquisition

On September 28, 1998, the Company acquired the Rystan Company for 800,000 shares of common stock of the Company and two warrants each having the right to purchase 150,000 shares of the Company's common stock. Each of the Warrants may be exercised for shares of Common Stock at any time after September 28, 1998, for a purchase price per share of $6.00 and $7.00, respectively, subject to customary antidilution adjustments. The $6.00 warrant expires on January 31, 2000, provided that if the average closing price on the Nasdaq National Market for shares of common stock for the thirty trading days ending on the fifth day immediately preceding the then-current expiration date is less than $8.00 per share, then the expiration date shall be extended for one year, but in no event shall be extended beyond January 31, 2003. The $7.00 warrant expires on December 31, 2002.

The purchase price was valued at $3.9 million. The purchase price exceeded the preliminary assessment of the fair value of net assets acquired by approximately $1.5 million, which will be amortized on a straight-line basis over 15 years. The acquisition has been accounted for using the purchase method of accounting.

The unaudited assets and liabilities acquired were as follows (in thousands):

                  Cash and cash equivalents          $ 1,224
                  Accounts receivable                    225
                  Inventory                              889
                  Property & equipment                   357
                  Residual goodwill                    1,454
                  Liabilities                           (157)
                                                     --------
                                                     $ 3,992
                                                     ========

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

        Pro Forma Information (in thousands, except per share data):

                                                   Nine Months Ended
                                                     September 30,
                                               -----------------------
                                                 1998           1997
                                                 ----           ----
        Total revenue ......................   $14,636        $13,339
        Net loss ...........................    (9,064)        (6,097)
        Basic and diluted loss per share ...     (0.54)         (0.39)

        The above amounts include the Rystan Company's actual results for the first nine months of 1998 and 1997. The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any activities that might have occurred as a result of the acquisition. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

6.   Stockholders' Equity

        The Company's shareholders approved a one-for-two reverse split of the Company's common stock at the annual shareholders meeting held on May 18, 1998. All outstanding common share and per share amounts have been retroactively adjusted to reflect the reverse split.

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

7.   Leases

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

8.   Legal Matters

        On or about November 4, 1997, Integra (Artificial Skin) Corporation ("IASC"), a wholly-owned subsidiary of the Company, and the Massachusetts Institute of Technology ("MIT") filed a patent infringement lawsuit against LifeCellCorporation ("LifeCell"). LifeCell filed counterclaims seeking declaratory judgments of non-infringement and patent invalidity and filed a complaint against MIT and IASC in Texas state court claiming tortious interference, business and product disparagement, unfair competition amoung other charges. LifeCell was seeking unspecified actual monetary damages in an amount not less than $12 million together with treble damages, unspecified punitive damages, and other relief. On April 9, 1998, the Company and LifeCell agreed to settle all litigation pending between the parties. Under the terms of the settlement, the Company has agreed not to assert certain patents against LifeCell's current technology or reasonable equivalents thereof and LifeCell has acknowledged the validity of these patents. As part of the settlement agreement, the Company agreed to purchase $500,000 of LifeCell common stock, and LifeCell agreed to a royalty-bearing license for any possible future biomaterials-based matrix products developed by LifeCell that may be covered by the patents.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains trend information and other forward-looking statements related to the future use and revenues of the INTEGRA(Registered) Artificial Skin product, the timing of regulatory approvals for the Company's DuraGen(Trademark) product, anticipated expenditure levels and the potential affect of the Rystan Company acquisition, and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause the results to differ materially from those set forth in these statements. In addition, the economic, competitive, governmental, technological and other factors identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission could affect such results.

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

        On September 28, 1998 the Company acquired the Rystan Company ("Rystan") by issuing 800,000 shares of the Company's common stock and two warrants each having the right to purchase 150,000 shares of the Company's common stock at $7.00 and $6.00 per share, respectively. Although the operating results of Rystan for the post acquisition period covered by this report were immaterial given the acquisition date, the future operating results of Rystan are expected to have a positive net impact on the financial results of the Company.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     Total revenues increased to approximately $4.3 million for the three months ended September 30, 1998 from $3.9 million for the three months ended September 30,1997, due primarily to an increase in revenues from contract product development and research grants. Product sales declined by $50,000 to $3.7 million for the three months ended September 30, 1998 as a $100,000 increase in sales of INTEGRA(Registered) Artificial Skin ("INTEGRA") to $1.7 million for the three months ended September 30, 1998 was offset by a decrease in sales of the Company's other medical devices. For the third quarter of 1998, international INTEGRA sales represented 36% of total INTEGRA product sales compared to 33% in the same period of 1997. The Company has clinical data on the use of INTEGRA in reconstructive and wound healing procedures and believes that growth in the use and sale of INTEGRA will depend on its ability to market the product for reconstructive and other additional indications. In March 1998 the Company received CE Mark approval in the European Community to market INTEGRA for use in burns and reconstructive surgery. These additional indications require approval by the FDA before the product can be marketed in the United States, and there can be no assurance the Company will receive any additional indication approval in the United States or any other international markets. The Company plans on submitting a pre-approval market amendment to the FDA seeking the additional indications in the United States.

     Sales of the Company's other medical devices were approximately $2.0 million for the three months ended September 30, 1998 down from $2.2 million for the three months ended September 30, 1997. Approximately $60,000 of the decline was related to discontinued products with the remaining decrease related to the timing of orders for the Company's dental line products. Sales of the Company's other medical products can vary significantly on a quarter to quarter basis depending on the timing of shipments to private label customers and contract distributors. Export sales for the three months ended September 30, 1998 were $690,000 (including $600,000 of international INTEGRA sales) compared to sales of $550,000 for the three months ended September 30, 1997.

     A substantial portion of Rystan's historical revenues has come from two products, with approximately 67% of its 1997 revenue from its lead product, Panafil(Registered). Panafil(Registered) is an enzymatic debridement agent that is used to remove nacrotic tissue in wounds, including chronic diabetic foot ulcers. Panafil(Registered) sales have historically been seasonally weighted with 38% of 1997 product sales coming in the fourth quarter due to certain pricing and distribution activities.

     Other revenue, which includes grant revenue, license fees, product development revenue and royalties, was approximately $590,000 for the three months ended September 30, 1998 compared to $190,000 for the three months ended September 30, 1997. The Company's product development revenue increased by $280,000 with $250,000 in funding received under the Company's development and marketing agreement with Johnson & Johnson Professional, Inc. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

     Cost of product sales was $1.7 million (46% of product sales) for the three months ended September 30, 1998 and 1997. Lower operating costs due to the closing of the Company's West Chester, Pennsylvania production facility were largely offset by higher unit costs for INTEGRA and higher royalty costs. Due to the relatively high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is a requirement for higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales. The Company is anticipating an increase in cost of product sales and a temporary decline in gross margins for the next two quarters as a result of purchase accounting adjustments associated with the Rystan acquisition. After the sale of acquired inventory, the Rystan acquisition should improve the Company's total gross margin on product sales.

     Research and development expense increased to approximately $2.2 million for the three-month period ended September 30, 1998 from $1.4 million for the three-month period ended September 30, 1997. Increases included the addition of development personnel and the funding of several development programs for the skin, neurosurgical and orthopedic business lines. The Company expects that the level of research and development expenditures in 1998 will continue to exceed 1997 levels as the Company continues to expand its development programs. The amount and allocation of resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

        Selling and marketing expense decreased to approximately $1.2 million for the three-month period ended September 30, 1998 from $1.5 million for the three-month period ended September 30, 1997. Declines in both selling and marketing costs for INTEGRA were partially offset by additional costs associated with the Company's planned marketing launch of its DuraGen(Trademark), dural repair product. Domestic cost reductions, which included a decline in sales and marketing personnel, were partial offset by higher international selling costs associated with the launch of INTEGRA in the European Community following its CE mark approval in March 1998. Additional costs included technical personnel and consultants involved in training and promotional activities, international marketing and training materials. The Company is anticipating an increase in selling and marketing costs compared to the current quarter as activities for the DuraGen(Trademark) product continue with an anticipated market launch in early 1999. The Company also expects see an increase in selling and marketing costs in the near term as a result of the marketing of the Rystan products.

        General and administrative expense increased to approximately $2.4 million for the three-month period ended September 30, 1998 from $2.3 million for the three-month period ended September 30, 1997 due primarily to slightly higher legal and personnel costs.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Total revenues increased to approximately $12.7 million for the nine months ended September 30, 1998 from $11.4 million for the nine months ended September 30,1997, as a decline in product sales was offset by increases in product license fees and product development revenue. Product sales decreased to $10.2 million for the nine months ended September 30, 1998 from $10.8 million for the nine months ended September 30, 1997. Sales of INTEGRA declined slightly to just over $4.5 million for the nine months ended September 30, 1998 compared to $4.6 million for the six months ended September 30, 1997. International INTEGRA sales increases of 31% to $1.7 million offset a decline in North American sales. Product sales of the Company's other medical products were $5.7 million for the nine months ended September 30, 1998 down from $6.2 million for the nine months ended September 30, 1997. Approximately $590,000 of the decline was related to discontinued products. Export sales, including INTEGRA, for the nine months ended September 30, 1998 increased to $2.0 million from $1.5 million for the nine months ended September 30, 1997.

     Other revenue was approximately $2.4 million for the nine months ended September 30, 1998 compared to $600,000 for the nine months ended September 30, 1997. The largest increase was in product license fees due to a $1 million non-refundable licensing fee from Century Medical, Inc. related to the Company's neurosurgical business product line. The Company's product development revenue increased by $780,000 largely as a result of funding received under the Company's development and marketing agreement with Johnson & Johnson Professional, Inc.

     Cost of product sales declined to approximately $5.0 million (49% of product sales) for the nine months ended September 30, 1998 from $5.6 million (51% of product sales) for the nine months ended September 30, 1997. The decrease in cost of product sales as a percentage of product sales is attributable to lower inventory write-offs, lower operating costs and higher manufacturing utilization compared to the prior year.

        Research and development expense increased to approximately $6.4 million for the nine months ended September 30, 1998 compared to $4.5 million for the nine months ended September 30, 1997 due to additional development personnel and the funding of several contract development programs for the skin, orthopedic, neurosurgical and ventures business lines.

     Selling and marketing expense increased to approximately $4.3 million for the nine-month period ended September 30, 1998 from $3.8 million for the nine-month period ended September 30, 1997. Increases included international sales and marketing expenses associated with the addition of technical personnel and consultants involved in training and promotional activities, marketing materials and costs associated with the Company's cost reimbursement training programs. These increases were partially offset by a decline in sales personnel.

     General and administrative expense increased to approximately $7.9 million for the nine-month period ended September 30, 1998 from $5.4 million for the nine-month period ended September 30, 1997 due primarily to costs related to the closing of the West Chester, Pennsylvania facility, severance costs, costs associated with the hiring of management personnel during the latter part of 1997 (including the Company's Chief Executive Officer and Chief Operating Officer) and additional legal and other professional costs. These costs are expected to continue to represent an increase over the comparable 1997 periods for the remainder of 1998. The Company settled three litigation matters during the second quarter of 1998, but significant litigation costs are expected to continue due to the Company's patent infringement lawsuit against Merck KGaA.

Liquidity and Capital Resources

        At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $23.3 million and no long-term debt. The Company's principal uses of funds during the nine-month period ended September 30, 1998 were $6.8 million for operations and $940,000 in purchases of property and equipment. The Company received $4.0 million in funds from the issuance of Series A preferred stock during the second quarter of 1998 and $1.2 in the acquisition of Rystan in the third quarter of 1998. The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

Year 2000 Disclosure

        As is true for most companies, the potential for problems involving existing information systems as we approach and pass January 1, 2000 creates a risk for Integra. These potential problems are the result of the inability of certain date-sensitive computer programs and embedded controls to recognize a two-digit date field designated as "00" as the year 2000 instead of the year 1900, the consequences of which could lead to system failures or miscalculations causing disruptions to operations and normal business activities. This is a significant issue with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

Integra has completed its initial assessment of the magnitude of the impact of Year 2000 on itself and is currently in the process of developing, implementing and monitoring a Year 2000 correction plan in all areas identified as potentially compromised by the advent of the Year 2000. This correction plan includes (i) the assessment of information technology systems ("IT systems") and non-IT systems for Year 2000 compliance, (ii) the modification and/or replacement of non-compliant systems, (iii) the testing of modified and/or replaced systems, and (iv) the deployment of Year 2000 compliant systems. In most cases, Integra anticipates that the Year 2000 correction plan will include upgrading current hardware and software or purchasing additional hardware and software to enhance Integra's information systems. Since January 1, 1997, Integra has spent approximately $370,000 upgrading and/or replacing certain components of its information systems. Integra anticipates spending an additional $60,000 on such information system upgrades and purchases between the date hereof and December 31, 1999. The majority of the capital expenditures and operating costs associated with these upgrades and purchases would have occurred in the normal course of business regardless of the Year 2000 issue, however a portion of such expenditures and costs is attributable to Integra's Year 2000 correction plan. Integra expects that the upgrades and purchases will be implemented and tested by June 1999 and that, in any event, Integra's information systems will be Year 2000 compliant prior to December 31, 1999.

As an additional part of its Year 2000 correction plan, Integra is in the process of communicating with its customers, distributors, suppliers and other material third parties to determine the extent of Integra's vulnerability to the failure of third parties to address their own Year 2000 compliance issues. This process is not yet complete and Integra will not be able to completely assess its Year 2000 readiness until such third parties assure Integra of their Year 2000 compliance or Integra develops a contingency plan for any third party noncompliance. As of the date hereof, Integra has not been notified of any such noncompliance by any material third party.

Integra's products do not contain any materials that would make such products susceptible to disruptions relating to the Year 2000. Given the information available at this time, Integra currently anticipates that the amount that Integra will spend to complete its Year 2000 correction plan should not have a material adverse impact on Integra's business, results of operations, financial position and cash flow beyond the amounts discuss previously. Furthermore, Integra does not currently believe that the effects of any Year 2000 non-compliance on Integra's information systems should have any material adverse impact on Integra's business, results of operations, financial position or cash flows. However, there can be no assurance that Integra will not incur additional expenses or experience business disruption as a result of information system problems associated with the century change, including system and equipment problems of third parties with whom Integra does business.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         10 Employment Agreement between John B. Henneman, III and the Company dated September 11, 1998

         27           Financial Data Schedule

(b) Reports on Form 8-K

            The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated October 13, 1998 with respect to the Company's acquisition of the Rystan Company on September 28, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEGRA LIFESCIENCES CORPORATION

Date:  November 16, 1998               By: /s/  Stuart M. Essig
                                       --------------------------------------
                                       Stuart M. Essig
                                       President and Chief Executive Officer

Date:  November 16, 1998               By: /s/  David B. Holtz
                                       --------------------------------------
                                       David B. Holtz
                                       Vice President, Finance and Treasurer