Form 10-K
period 1998-12-31
INTEGRA LIFESCIENCES CORP
filed 1999-03-31
CIK 917520

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                          Commission File No. 0-26224
       December 31, 1998

                        INTEGRA LIFESCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             51-0317849
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)

     105 Morgan Lane
     Plainsboro, New Jersey                                     08536
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (609) 275-0500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
---------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $18.8 million. (Reference is made to page 25 herein for a statement of the assumptions upon which this calculation is based).

         The number of shares of the registrant's Common Stock outstanding as of March 25, 1999 was 15,782,678.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement relating to its scheduled May 17, 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Integra LifeSciences Corporation (hereinafter referred to as "Integra" or the "Company") was incorporated in Delaware in June 1989. Integra develops, manufactures and markets medical devices, implants and biomaterials primarily used in the treatment of burns and skin defects, spinal and cranial disorders, orthopedics and other surgical applications. Integra seeks to be the world's leading company specializing in implantable medical and biopharmaceutical therapies to target and control cell behavior, and to build shareholder value by acquiring, discovering, and developing cost-effective, off-the-shelf products that satisfy unmet medical needs.

Headquartered in Plainsboro, New Jersey, Integra markets its products directly as well as through marketing partners and distributors both domestically and internationally in more than 29 countries. The Company's customers include burn, trauma, plastic and reconstructive surgeons, neurosurgeons, orthopedic surgeons, operating room nurses, private label purchasers, and hospital administrators. Integra products include Helistat(R), DuraGen(TM), VitaCuff(TM), BioPatch(TM), BioMend(R), and INTEGRA(R) Artificial Skin, Dermal Regeneration Template(TM) ("INTEGRA(R) Artificial Skin").

The Company's business strategy has been to selectively acquire and further develop several platforms of synergistic biomaterials and technologies. The Company uses the technologies and proprietary processes it owns and licenses to fabricate devices manufactured from collagen and other components. Once surgically implanted, these devices serve as temporary structures intended to support regeneration of functional tissues. These products are engineered precisely for specific tissues and are resorbed into the body during the regeneration process. INTEGRA(R) Artificial Skin and DuraGen(TM) are the first in a series of products that the Company is developing to regenerate a variety of body tissues, including skin, dura, peripheral nerve, bone, articular cartilage and cardiovascular graft.

The Company also develops, sells and has substantial manufacturing experience with FDA-regulated medical products that serve a broad range of applications, including drug delivery, surgical hemostasis (the control of bleeding), infection control, dental surgery and wound care. These products are sold primarily through marketing relationships with a number of established medical companies, including Arrow International, Inc., Bard Access Systems, Inc., the Sulzer Calcitek Division of Sulzermedica ("Sulzer Calcitek"), Johnson & Johnson Medical, Inc. ("J&J Medical"), and Johnson & Johnson Professional, Inc. ("J&J Professional"). The Company's commercial products use many of the same biomaterials, manufacturing processes, and materials engineering techniques.

The Company believes its management and scientific team, development and manufacturing experience, proprietary technological position and relationships with established medical and scientific institutions position it to achieve its objectives. The Company's research implementation has been to maintain a relatively small core of scientists and researchers within the Company and to conduct a large portion of its research and product development through arrangements with independent medical research centers. The Company believes this provides a cost-effective approach to managing its research and product development efforts, while maintaining the ability to respond quickly and effectively to technological changes.

The Company is actively engaged in the following three business areas, each of which is described in detail below: (1) Skin Defects and Burns; (2) Medical Products; and (3) Developing Businesses and Ventures.

Skin Defects and Burns Business: Current Products

The repair of skin defects and burns business encompasses INTEGRA(R) Artificial Skin, the Company's leading commercial product, Panafil(R) debriding and wound healing agent, and a pipeline of new products including the development of a second generation of INTEGRA(R) Artificial Skin utilizing a peptide/collagen matrix for enhanced healing, as well as a number of wound care products under development.

The Company believes the annual severe burn market is approximately $75 million worldwide, and that the annual market for all burns and scar revision procedures is estimated to be $350 million worldwide. Additional indications for plastic surgery and acute wound procedures increase the estimated market to over $1 billion worldwide.

INTEGRA(R) Artificial Skin

INTEGRA(R) Artificial Skin is designed to enable the human body to regenerate functional dermal tissue. Human skin consists of the epidermis (the thin, outer layer that serves as a protective seal for the body) and the dermis (the thicker layer underneath that provides structural strength and flexibility). The dermis also supports the viability of the epidermis through a vascular network.

The body normally responds to severe damage to the dermis by producing scar tissue in the wound area. This scar tissue is accompanied by contraction that pulls the edges of the wound closer which, while closing the wound, often permanently reduces flexibility. In severe cases, this contraction leads to a reduction in the range of motion for the patient, who subsequently requires extensive physical rehabilitation or reconstructive surgery. Physicians treating severe wounds, such as full-thickness burns, seek to minimize scarring and contraction. INTEGRA(R) Artificial Skin was designed to minimize scar formation and wound contracture in full thickness skin defects.

INTEGRA(R) Artificial Skin consists of two layers, a thin collagen-glycosaminoglycan ("GAG") sponge and a silicone membrane. The product is applied with the sponge layer in contact with the excised wound. The collagen-GAG sponge material serves as a template for the growth of new functional dermal tissue. The outer membrane layer acts as a temporary substitute for the epidermis to control water vapor transmission, prevent re-injury and minimize bacterial contamination.

INTEGRA(R) Artificial Skin was approved by the FDA under a premarket approval application ("PMA") for the post-excisional treatment of life-threatening full-thickness or deep partial-thickness thermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient. The FDA's approval order includes requirements to provide a comprehensive practitioner training program and to conduct a post approval study at multiple clinical sites. The Company currently has contracted with 12 burn centers in the United States to participate in the post approval study, and has approximately 154 patients enrolled. The Company offers its training program to all surgeons specializing in burns throughout the world, and has trained over 750 surgeons worldwide. The Company also offers programs to the entire hospital team, including operating room personnel, burn unit support staff, and hospital reimbursement specialists.

Sales of INTEGRA(R) Artificial Skin have been largely for the treatment of patients with life-threatening full-thickness or deep partial-thickness burns where conventional autograft is not available or not desirable due to the physiological condition of the patient. While the Company believes that burns are an important market for INTEGRA(R) Artificial Skin, the Company is seeking to expand the approved indications for INTEGRA(R) Artificial Skin in reconstructive surgery, acute wounds, closure following excision of skin cancers, and chronic wounds. In March 1998, the Company received CE Mark certification for INTEGRA(R) Artificial Skin in Europe, which included an indication for reconstructive surgery and full thickness injuries. The broader reconstructive surgery indications include scar revision procedures, tumor and skin cancer resection, release of post-burn contractures, congenital skin defects and revision of hypertrophic and keloid scars.

With the CE mark certification, the Company markets INTEGRA(R) Artificial Skin in 29 countries, including Canada and the United States. The Company sells INTEGRA(R) Artificial Skin through a direct technical sales organization in the United States, Canada, Ireland and the United Kingdom and through distributors in other international markets. Through its direct sales force and by working closely with its specialized international distributors, the Company maintains a continuous working relationship with clinicians in the field of burn care and reconstructive surgery. Integra believes these relationships are critical to the long-term success of any new generation product.

In 1997, the Company signed an exclusive importation and sales agreement for INTEGRA(R) Artificial Skin in Japan with Century Medical Inc. ("CMI"), a subsidiary of ITOCHU Corporation. CMI is headquartered in Tokyo, with sales offices in Sapporo, Sendai, Nagoya, Osaka and Fukuoka. Over the past two decades, CMI has steadily expanded its medical products distribution business in Japan. Under this agreement, CMI is conducting a clinical trial in Japan at its own expense to obtain Japanese regulatory approvals for the sale of INTEGRA(R) Artificial Skin in Japan.

Debridement Agents

In September 1998, the Company announced the acquisition of Rystan Company,
Inc. in Little Falls, New Jersey ("Rystan"). Rystan's primary products are Panafil(R). Panafil(R) is an enzymatic debridement agent used to remove necrotic tissue in acute and chronic wounds, including diabetic ulcers, burns, and postoperative and infected wounds, and provides both debriding and healing functions. In January 1999, Integra and Rystan sold the Panafil(R) product line, including the brand name and related equipment, to Healthpoint, Ltd. for $6.4 million in cash. Integra also is entitled to receive the first $3 million of Panafil(R) sales specifically to the podiatry market and certain hospitals with burn centers. Simultaneous with the sale, Integra and Healthpoint entered into a series of co-marketing agreements under which Integra will continue to market Panafil(R) and add Healthpoint's debriding agent, Accuzyme(R), to its sales call points in the podiatry market. Integra will receive sales commissions for marketing Panafil(R) and Accuzyme(R) once specified levels of product sales have been obtained, in accordance with the agreement.

Product sales for the skin defects and burns segment were $6.3 million, $6.0 million and $3.1 million during 1998, 1997 and 1996, respectively. Sales of INTEGRA(R) Artificial Skin accounted for 41%, 43% and 28% of the Company's total product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Skin Defects and Burns Business: Product Development

The Company has begun development of a number of new products for its Skin Defects and Burns Business. The most important of these is a second generation INTEGRA(R) Artificial Skin which incorporates the proprietary (arginine-glycine-aspartic) amino acid peptide sequence ("RGD") which is part of the Company's CRC technology base. The Company expects this product to reduce significantly the healing time for full thickness skin repair.

In addition to the effort to expand indications for INTEGRA(R) Artificial Skin, the Company is aggressively developing adjunctive products with value added strategies of particular significance to the wound care business. Additionally, as data is acquired on the clinical performance of INTEGRA(R) Artificial Skin, that feedback is being utilized to generate potential product improvements necessary to provide the best regenerative dermal matrix product to Integra's customers.

Medical Products Business: Current Products

The Company develops and sells, primarily through licensing and distribution arrangements, a number of biomaterials-based medical products and devices for infection control, neurosurgery, general and dental surgery and other medical service providers. These products accounted for approximately $7.8 million, $8.0 million, $8.1 million of revenue for the Company during 1998, 1997 and 1996, respectively, representing approximately 55%, 57% and 72%, respectively, of the Company's product sales during such years.

The Company has pursued a strategy of developing new products, obtaining regulatory approval for these products, and then distributing these products through marketing and distribution partnerships. Typically, these partnerships are with leading medical device companies that assist in developing the commercial potential of the Company's medical products. A substantial portion of the Company's medical products is sold to customers under the terms of multiple-year marketing and distribution agreements that provide for purchase and supply commitments. In many cases, marketing customers have paid license fees to the Company for the marketing and distribution rights. The Company sells certain of its Hemostasis products in the United States through a national network of specialized distributors.

Customers accounting for over 10% of total product sales included two customers accounting for 27% of product sales in 1998, two customers accounting for 24% of product sales in 1997 and three customers accounting for 42% of product sales in 1996.

Infection Control Products

The Company's patented VitaCuff(TM) product provides protection against infection arising from long-term catheters. VitaCuff(TM) consists of a silver nitrate impregnated collagen matrix ring, which is positioned on the catheter before placement. Once in place the collagen forms a seal at the point of entry, mechanically preventing microbial invasion along the catheter while at the same time releasing silver nitrate into the surrounding area. In this application, silver nitrate functions as a highly effective, broad-spectrum anti-microbial agent. VitaCuff(TM) and related products are manufactured by the Company and marketed through Arrow International, Inc., Bard Access Systems, Inc. and Quinton Instruments.

The Company manufactures a patented wound dressing composed of a synthetic and biopolymer composite foam impregnated with an anti-microbial compound, which is marketed under the trade name BioPatch(TM) by Johnson & Johnson Medical Inc., a Johnson & Johnson subsidiary. The product is applied over the entry point of a percutaneous device, such as orthopedic traction pins and epidural catheters, and serves to protect the area from bacterial growth for an extended period. In 1997, the Company extended its licensing and distribution agreement with Johnson & Johnson for BioPatch(TM) and agreed to provide them with an exclusive license to its patents in this field. In 1998, the United States Patent and Trademark Office issued U.S. Patent Number 5,833,665, which covers BioPatch(TM) Antimicrobial Dressing. The Company has also developed a silver impregnated foam wound dressing which provides anti-microbial protection to prevent bacterial colonization leading to infection. The Company is evaluating potential marketing partners for this device.

Dental Surgery Products

The Company's dental surgery products are extensions of the Company's absorbable collagen technology. Each of the three products, CollaCote(R), CollaPlug(R) and CollaTape(R), has a unique dimension, shape and density and provides most of the hemostasis requirements encountered in dental surgery. Sulzer Calcitek markets the Company's dental surgery products.

The Company has also developed BioMend(R) Absorbable Collagen Membrane ("BioMend(R)") for use in guided tissue regeneration in periodontal surgery. BioMend(R) is inserted between the gum and the tooth after surgical treatment of periodontal disease. BioMend(R) prevents the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. BioMend(R) is intended to be absorbed after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. Sulzer Calcitek also markets BioMend(R). In addition to sales in the U.S., BioMend(R) has the CE Mark Certification for sales in the European Union, and Sulzer Calcitek is pursuing marketing approval in Japan.

In the fourth quarter of 1998, Integra extended its agreement with Sulzer Calcitek for an additional five years, and the two companies agreed upon a new product development alliance. Sulzer Calcitek will be funding Integra's development work on the next generation of BioMend(R), which is expected to have a longer absorption time and favorable healing characteristics attributable to separating the bone from soft tissue.

Surgical and Hemostasis Products

The Company's hemostasis products are used in surgical procedures to help control bleeding. The Company's absorbable collagen hemostatic sponge products consist of Helistat(R) (Absorbable Collagen Hemostatic Sponge), Helitene(R) (Absorbable Collagen Hemostatic Agent - Fibrillar Form), Collastat(TM) and related products. The Company's products have been manufactured for more than 15 years and are estimated to have been used in several hundred thousand patients. These products are manufactured by Integra and marketed in the United States through a network of specialized distributors. Outside of the United States, various international distributors sell the products. In January 1998, the Company announced that it had signed an agreement with CMI for supply and distribution of the Company's Helistat(R) and Helitene(R) products in Japan. In early 1999, the Company announced that Helistat(R) and Helitene(R) had received the CE Mark Certification, which allows the Company to market both products throughout the European Union.

Neurosurgical Products

The dura mater is the tough connective tissue that surrounds the brain and spinal cord and contains the cerebrospinal fluid (CSF). There is frequently a need for dural grafts to cover defects in the dura mater resulting from neurosurgical procedures or other trauma. DuraGen(TM) Dural Graft Matrix ("DuraGen(TM)") is a collagen matrix for the repair and restoration of the dural membrane. DuraGen(TM) provides a simple, safe and effective method of dural closure in neurosurgical procedures. DuraGen(TM) is indicated as an onlay graft and readily conforms to the surface of the brain and overlying tissues. It may be used to close dural defects following traumatic injury, excision, retraction or shrinkage.

In an extensive clinical study involving over 1,000 patients, DuraGen(TM) has been shown to be a safe and effective method of dural closure. This study reflects one of the most extensive clinical evaluations of a dural replacement graft to date. DuraGen(TM) allows restoration of the dural membrane by a process of cell migration into the scaffold like structure of the collagen matrix. These cells (fibroblasts) deposit new collagen and completely resorb the implanted matrix. The clinical evaluation demonstrated that DuraGen(TM) provides excellent protection against cerebrospinal fluid leakage, does not promote a foreign body reaction and is resorbed completely.

There are approximately 325,000 procedures performed worldwide annually where a dural graft is required. In 50% of these procedures, neurosurgeons use autologous (patient derived) grafts; the remainder use processed tissues or synthetic grafting materials. The Company believes that the annual dural graft market size is potentially $40 million. Additionally, the dural graft material is being assessed clinically for the prevention of fibrosis (adhesions) in spinal surgery. The potential anti-fibrotic market in the U.S. comprises approximately 600,000 spinal and cranial procedures per year. The Company believes that the annual market size for this indication is potentially $200 million worldwide.

In March 1998, Integra and CMI announced a strategic alliance for the export to Japan of the Company's identified neurosurgical products. This represents the third agreement under which CMI has rights to distribute Integra's proprietary medical devices in Japan. Under the terms of this agreement, CMI paid a licensing fee of $1 million in the first quarter of 1998 and invested $4 million for 500,000 shares of Integra preferred stock in the second quarter of 1998. CMI is also underwriting all costs of the Japanese clinical trials and regulatory approval processes. This seven-year distribution contract begins on the date of regulatory approval in Japan.

In early 1999, DuraGen(TM) received CE Mark Certification, which allows the Company to market this new neurosurgical implant throughout the member countries of the European Union. The Company filed a 510(k) premarket notification with the FDA for marketing approval in the U.S. in 1998. DuraGen(TM) broadens the Company's product offerings of selected medical devices and positions the Company in a segment of the market that has growth potential.

Other Products

With the acquisition of Rystan, the Company added the Derifil(R) product line to the medical product segment. Derifil(R) is a high potency chlorophyll tablet for use by incontinent patients for odor control and personal hygiene in enterostomy management.

Medical Products Business: Product Development

Peripheral Nerve Conduit Program

Although peripheral nerves are one of the few tissues of the body that spontaneously regenerate, they fail, in the majority of cases, to make useful, functional connections. Consequently, peripheral nerve injuries often result in permanent loss of function. At present, there is no product on the market that regenerates peripheral nerves. Injuries to limbs and other parts of the body that sever peripheral nerves result in permanent loss of sensation and motor control. The only method of treatment for a severed peripheral nerve is microsurgical repair. Integra's peripheral nerve regeneration device is a collagen tube designed to facilitate regeneration of the severed nerve and to act as a bridge between the severed nerve ends. The collagen conduit supports nerve regeneration and is then absorbed into the body. Some 20,000 procedures are performed in the U.S. annually, and the Company estimates that the annual worldwide market is approximately $80 million.

Scar formation at the nerve repair site is the leading cause of failure in conventional nerve grafting techniques. The Company's collagen tube prevents scar formation and provides guided peripheral nerve regeneration. The Company's pre-clinical studies have demonstrated the closure of 5-cm gaps in peripheral nerves in non-human primates with restored nerve function. The Company initiated Phase I clinical trials in 1996 in Copenhagen, Denmark. Phase II clinical trials are planned for the third quarter of 1999.

Orthopedic Products

The Company has a number of projects under way to develop products that support the regeneration of bone, cartilage and connective tissue. Collaborative projects include those being undertaken with DePuy, a Johnson & Johnson company ("DePuy"), Genetics Institute, Inc. ("GI"), a subsidiary of American Home Products Corporation, Sofamor/Danek Group, Inc. ("SDG"), a subsidiary of Medtronic Corporation, Bionx Implants, Inc.("Bionx"), the Linvatec division of CONMED Corporation ("Linvatec"), and the National Institute for Standards and Technology ("NIST"). The Company is a supplier of technology and products to the biomaterials-related orthopedic market. The Company's strategy is to leverage its expertise in matrices, materials and the control of cellular behavior to provide advanced products to its customers. These areas include regeneration of orthopedic tissues by delivering active materials using natural or synthetic polymer systems and regeneration and augmentation of bone after stabilization through the osteoconductive properties of the synthetic polymer system.

Bone Regeneration Program

The Company supplies GI with absorbable collagen sponges for use in developing bone regeneration implants. Since 1994, the Company has supplied absorbable collagen sponges for GI's recombinant human bone morphogenetic protein-2 (rhBMP-2). Recombinant human BMP-2 is a manufactured version of human protein naturally present in very small quantities in the body. GI was first to clone the human gene for BMP-2 and is currently manufacturing rhBMP-2 for clinical evaluation in several areas of bone repair and augmentation.

Under this alliance, the Company will continue to supply collagen-based sponges for rhBMP-2 to GI for a minimum of five years, for bone repair and augmentation. The Company also collaborates with GI in development efforts for second-generation collagen sponges for use with rhBMP-2 in these applications.

GI is developing products based on its rhBMP-2 technology and Integra's collagen technology for applications in orthopedics, oral and maxillofacial surgery and spine surgery. Spine applications are being developed through a collaboration with SDG in North America.

Articular Cartilage Program

More than 500,000 surgical procedures are performed annually for the treatment of traumatized articular cartilage. Damaged articular cartilage, which connects the skeletal joints, is associated with the onset of progressive pain, degeneration and, ultimately, long-term osteoarthritis. Conventional procedures for treating traumatic cartilage damage, such as debridement and drilling, do not stop joint surface degeneration and often require two or more surgeries. The Company is developing a new device to allow in vivo regeneration of the patient's own articular cartilage. This technology will allow the patient's body to regenerate a smooth, weight-bearing surface. Conventional approaches result in the formation of fibrocartilage, which is rough and non-weight bearing over prolonged periods. Normal articular cartilage is not highly vascularized, and although it is metabolically active tissue, damaged cartilage generally does not effectively heal. The conventional procedure for treating traumatic damage to cartilage involves smoothing damaged portions of the tissue and removing free-floating material from the joint using arthroscopic surgery. While the objective of this procedure is to reduce pain and restore mobility, the long-term result of this procedure often is permanent reduction of joint mobility and an increased risk of developing osteoarthritis. The Company's objective in developing its cartilage-specific technology is to produce a product that provides the proper matrix system to allow the natural regeneration of the patient's cartilage, with full restoration of function and diminished risk of osteoarthritis.

The product under development would use the Company's peptide technology to create an enhanced template that would encourage cells to grow into the template once implanted into the patient. The Company's peptide portfolio includes bioactive agents designed to mimic natural proteins to promote chondrocyte cell adhesion, cell survival and other important cellular functions. The product under development will use this peptide technology to create an enhanced template that would recruit chondrocyte cells to the template once implanted. The template itself would employ proprietary designs based on multiple layers of collagen material of varying but tightly controlled densities and pore sizes to provide a scaffold for chondrocyte proliferation and hyaline cartilage formation. Simultaneously it would prevent the in-growth of unwanted cells that could lead to scar tissue formation. The Company anticipates that the device will be absorbed into the body over a period of several weeks. Pre-clinical studies involving several variations of the above protocols are in progress. In February 1998, the Company announced the signing of a strategic alliance with Johnson & Johnson Professional, Inc., now DePuy, to develop and market a new product to regenerate joint cartilage. Integra has agreed to develop an absorbable, collagen-based implant, designed in combination with its proprietary RGD peptide technology, which will allow the body to repair and regenerate articular cartilage found in the knee and other joints. DePuy will market the product worldwide. Under the terms of the agreement, DePuy will make payments up to $13 million as Integra meets various milestones, and will fund all necessary development costs beyond the pre-clinical phase. Following successful development, Integra will be responsible for manufacturing the product and for future product development. The Company received $1 million under this agreement in 1998.

The Company believes the potential sales of the product, combined with the commitment from DePuy's worldwide marketing and sales force, is a strong validation of Integra's RGD peptides. The device is being designed to help overcome the body's inherent deficiencies in regenerating articular cartilage by promoting the adhesion and function of cells in a manner that will have much wider clinical use. The

Company believes that the combination of its collagen matrix technology with the proprietary RGD peptide technology gives the Company a unique approach to accelerated cartilage repair. The product's acellular technique does not require cell cultures. The Company expects these features to prove substantially more cost-effective than current options.

Tyrosine Polycarbonates Program

The Company is continuing the development of additional biomaterial technologies. The goal is to enhance the rate and quality of healing and tissue regeneration with synthetic biodegradable scaffolds to support cell attachment and growth. To this end, the Company is developing a new class of resorbable polycarbonates created through the polymerization of tyrosine, a naturally occurring amino acid. A well-defined and commercially scaleable manufacturing process prepares these materials. Device fabrication by traditional techniques such as compression molding and extrusion is readily achieved. The Company believes that this new biomaterial will be useful in promoting full bone healing when implanted in damaged sites. The Company has licensed this patented technology from Rutgers University for all applications, and continues to work in collaboration with the technology's inventor, Joachim Kohn, Ph.D. This material is currently being developed for orthopedic and tissue engineering applications where strength and bone compatibility are critical issues for success of healing. The polymer when implanted in bone appears to conduct bone onto and through the polymer implant.

In March 1998 Integra was awarded its second NIST grant of over $2 million. The focus of this grant is the development of a totally synthetic matrix for the regeneration of cartilage. In this instance, a copolymer of the tyrosine polycarbonate ethyl ester and tyrosine polycarbonate free acid is used. The co-polymer's unique combination of properties allows for faster resorption times and a site at which to affix an RGD peptide. The NIST program is being conducted at both the Company's Corporate Research Center (CRC) in San Diego, California and at Integra's headquarters in Plainsboro, New Jersey.

In September 1998, the Company announced two strategic alliances with Linvatec and Bionx for developing fixation devices using Integra's polymer technology. Under the agreements with Linvatec and Bionx, those companies have responsibility for clinical trials and any necessary regulatory filings, as well as certain minimum annual purchase payments. Products covered under the agreement with Linvatec include a resorbable line of interference screws, as well as tacks and anchors used in reconstruction of the anterior cruciate ligament and posterior cruciate ligament, fixation of ligaments and tendons in the knee and shoulder, and bone-tendon-bone procedures. Linvatec also intends to develop polymer implants for use in bladder neck suspension procedures.

Products covered under the agreement with Bionx Implants include a resorbable line of screws, plates, pins, wedges and nails used for the fixation and/or alignment of fractures or osteotomies in all areas of the musculoskeletal system except in the spine and cranium.

Recent Acquisition of the NeuroCare Group

On March 29, 1999 the Company acquired certain assets and stock held by Heyer-Schulte NeuroCare, L.P. and its subsidiaries, Heyer-Schulte NeuroCare, Inc., Camino NeuroCare, Inc. and Neuro Navigational, LLC (collectively, the "NeuroCare Group"), through the Company's wholly-owned subsidiaries, NeuroCare Holding Corporation, Integra NeuroCare LLC and Redmond NeuroCare LLC (collectively, "Integra NeuroCare"). The purchase price for the NeuroCare Group consisted of $14 million in cash and approximately $11 million of assumed indebtedness under a term loan from Fleet Credit Corporation. The NeuroCare Group's assets include a manufacturing, packaging and distribution facility in San Diego, California and a manufacturing facility in Anasco, Puerto Rico, as well as a corporate headquarters in Pleasant Prairie, Wisconsin which Integra intends to close by August 1, 1999.

Integra NeuroCare designs, manufactures and sells products used by neurosurgeons in operating rooms and intensive care units for the treatment of hydrocephalus and head injuries caused by trauma. Hydrocephalus is an incurable condition resulting from an imbalance between the amount of cerebrospinal fluid ("CSF") produced by the body and the rate at which CSF is absorbed by the brain. This condition causes the ventricles to enlarge and the pressure inside the head to increase. Hydrocephalus often is present at birth, but may also result from head trauma, spina bifida, intraventricular hemorrage, intracranial tumors and cysts. Integra NeuroCare addresses the market need created by trauma cases and hydrocephalus through its established market positions in intracranial pressure monitoring ("ICP"), neurosurgical shunting, neuroendoscopy and specialty neurosurgical instrumentation.

ICP monitors are used by neurosurgeons in diagnosing and treating cases of severe head trauma and other diseases. There are approximately 400,000 cases of head trauma each year in the United States and the Company believes that the annual worldwide market size for ICP monitors and related drainage technology is approximately could amount to $45 million. Integra NeuroCare is currently the ICP monitoring market leader. Its product line includes the MPM-1 multi-parameter monitor, the V420 direct pressure monitor, the OLM fiber optic pressure monitoring catheter and accessories, a post craniotomy subdural pressure monitoring kit, a microventricular bolt pressure monitoring kit, temperature and pressure monitoring catheters, cranial access kits and external drainage systems. Integra NeuroCare currently has approximately 5,600 ICP monitors installed worldwide. Gross revenues generated by the NeuroCare Group from ICP monitoring and related drainage technology were approximately $17.2 million and $16.9 million during 1998 and 1997, respectively. Integra NeuroCare's ICP monitoring research, development and manufacturing operations are located in the San Diego, California facility.

Currently, the most effective method of treatment of hydrocephalus is the insertion of a shunt into the ventricular system of the brain to divert the flow of CSF out of the brain. A pressure valve then maintains the CSF at normal levels within the ventricles. According to the Hydrocephalus Association, hydrocephalus affects approximately one in 500 children born in the United States. Approximately 80% of total shunt sales address birth-related hydrocephalus with the remaining 20% addressing surgical procedures involving excess CSF due to head trauma. The Company believes that the annual worldwide market size for hydrocephalus shunts is approximately $65 million. Integra NeuroCare offers a broad line of hydrocephalus shunts and related products, including the Novus, LPV and Pudenz shunts, ventricular, peritoneal and cardiac catheters, physician-specified hydrocephalic shunt kits, Ommaya CSF resevoirs, Spetzler lumbar and syringo-peritoneal shunts and external drainage systems, in addition to a line of carotid shunt products used in endarterectomy surgical procedures. Gross revenues generated by the NeuroCare Group from hydrocephalus shunts were approximately $10.7 million and $10.9 million during 1998 and 1997, respectively. Integra NeuroCare's hydrocephalus shunt operations are located in the Anasco, Puerto Rico facility.

Intregra NeuroCare designs, manufactures and produces minimally invasive neuroendoscopy products and is actively working with leading neurosurgery centers to develop new diagnostic and therapeutic neurosurgical products. The Company believes that there is substantial growth potential in the neuroendoscopy market resulting from an increasing number of neurosurgeons embracing minimally invasive surgical techniques. The Company anticipates that the annual worldwide market size for neuroendoscopy products is approximately $14 million. Its products include the NeuroView 100 and 500 imaging systems, both completely integrated digital imaging systems for neuroendoscopy offering a wide range of single-use disposable devices for neuroendoscopy procedures. Gross revenues generated by the NeuroCare Group from neuroendoscopy products were approximately $1.4 million and $1.0 million during 1998 and 1997, respectively. Integra NeuroCare's neuroendoscopy operations are located in the San Diego, California facility.

Integra NeuroCare offers a broad line of neurosurgery and spinal instrumentation products and is a market leader in hand-held spinal and neurosurgery instruments, such as retractors, kerrisons, dissectors and curettes. The Company believes that the worldwide market size for neurosurgical instruments is $50 million. Gross revenues generated by the NeuroCare Group from neurosurgical instruments were approximately $1.6 million during 1998 and 1997, respectively. Integra NeuroCare's neurosurgical instrument operations are currently in the Pleasant Prairie, Wisconsin facility, which serves as the hub for the import and distribution of Integra NeuroCare's specially-designed surgical instruments. Integra NeuroCare's neurosurgical instrument operations are expected to be moved to Plainsboro, New Jersey by August 1, 1999 with the closing of the Pleasant Prairie facility.

From 1995 to 1998, the NeuroCare Group increased revenue by a compound annual growth rate of approximately 12% and in 1998 generated revenues of $31 million and earnings before interest, depreciation, taxes and amortization of $5.8 million. Historically, over 90% of the NeuroCare Group's revenues have come from ICP monitoring and hydrocephalus shunting businesses. Integra NeuroCare has close working relationships with neurosurgeons worldwide through its sales force of 18 direct sales representatives and three clinical specialists in the United States combined with a network of approximately 60 distributors worldwide. Integra NeuroCare operates in 52 countries worldwide.

Developing Businesses and Ventures

The Integra Corporate Research Center

Integra acquired Telios Pharmaceuticals in 1995 to commercialize its technologies relating to extracellular matrices and integrin-mediated activity and, in particular, their applications to tissue regeneration. Integra is developing these findings and methodologies to enhance and accelerate development and commercialization of its products. The Company's Telios Pharmaceuticals operation is now referred to as the Integra Corporate Research Center ("CRC").

Integra's RGD peptide technology is a direct result of the pioneering work begun in the early 1980s by co-inventors Michael D. Pierschbacher, Ph.D., Integra's Senior Vice President and General Manager of CRC, and Erkki Ruoslahti, MD, President and CEO of The Burnham Institute. The patented RGD technology has been shown to have potential utility in a number of important and rapidly growing medical therapies. These include tissue regeneration, thrombosis (blood clotting), cancer treatment, immune system regulation, inflammation, and control of angiogenesis.

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

The Company's technologies are based on the interaction between a family of cell surface proteins called integrins and the RGD peptide sequence found in the majority of extracellular matrix proteins, including structural molecules and adhesion molecules that provide binding sites, structural support, and physiological information for the maintenance of normal cell function in the body. In 1997 additional significant patents that strengthen the Company's proprietary position in this technology were issued to The Burnham Institute. These patents are exclusively licensed to Integra through its CRC.

The Company has in development new pharmacological products based on the interaction between the extracellular matrix and the integrin family of receptors that are present on virtually all cells in the body. The Company believes that many major diseases and disorders throughout the body, including many that are debilitating, life-threatening, costly and difficult or impossible to treat satisfactorily with existing therapies, involve the disruption or abnormality of the interaction of cells with the extracellular matrix. The Company's technologies are intended to modify the interaction of cells with the matrix in such a way as to provide new treatment strategies for a range of disorders. The Company is pursuing a strategy to identify clinical and market leaders in pharmacological areas to co-develop and license the Company's proprietary technologies and applications. The Company believes that such development and marketing relationships could result in a greater likelihood of commercialization of these opportunities by utilizing the skills of partners to complete clinical trials and market introduction, while allowing the Company to focus on pre-clinical development. Many of the Company's technologies are in the early stages of development and will require the commitment of substantial additional resources by the Company and its potential strategic partners prior to commercialization. There can be no assurance that the Company will be able to form strategic alliances or successfully develop commercial products.

Research Strategy

The Company has either acquired or secured the proprietary rights to several important scientific platforms. These technologies provide support for the Company's critical applications in tissue regeneration, developing pharmacological applications, and additional opportunities for generating near-term and mid-term revenues from medical applications. The Company has been able to identify and bring together critical platform technology components from which it works to develop solutions to the problem of targeting and controlling selected cell behavior in the patients' body for both tissue regeneration and pharmacological application.

Integra focuses on the commercial and clinical utility of its products by encouraging early and close collaboration with clinicians. As an example, INTEGRA(R) Artificial Skin is the result of a close collaboration between a surgeon and a materials scientist. The surgeon's ability to define the critical specifications of the product were essential prerequisites to the product development and demonstration of clinical utility in human clinical trials. Particularly critical were that the product be readily available "off the shelf" at the time of early wound excision for patients with life-threatening injury and that it be a permanent wound cover.

The Company's research implementation is to supplement a relatively small group of in-house scientists and researchers with a network of various hospitals and medical organizations, which are centers for research. To assist the Company in achieving its objectives, Integra has entered into collaborations, research and/or licensing arrangements with the following institutions: (a) Brigham & Women's Hospital, Inc., Boston, MA for INTEGRA(R) Artificial Skin; (b) Cambridge Antibody Technology

Limited, Cambridge, England, for product development of human TGF-[beta] antibodies; (c) Eastern Virginia Medical School, Norfolk, VA for pre-clinical studies on polymers; (d) Agency for Contraceptive Research and Development, Norfolk, VA for topical fertility and sexually transmitted disease control; (e) Hospital for Joint Diseases Orthopedic Institute, New York, NY for pre-clinical studies on cartilage regeneration; (f) National Institute of Standards and Technology for resorbable polymers for orthopedic indications and tissue engineering; (g) The Burnham Institute, La Jolla, CA (formerly La Jolla Cancer Research Foundation) for basic research on integrin signaling pathways; (h) Massachusetts General Hospital, Boston, MA for INTEGRA(R) Artificial Skin studies; (i) Massachusetts Institute of Technology, Cambridge, MA for INTEGRA(R) Artificial Skin studies; (j) Robert Wood Johnson Medical School, Piscataway, NJ for quality control methodology; (k) Rutgers University, Piscataway, NJ for tyrosine polycarbonate polymers for orthopedic applications and tissue engineering; (l) University Hospital Copenhagen, Denmark for clinical studies of collagen nerve graft tubes and resorbable polymers for tissue engineering; (m) DePuy for articular cartilage regeneration; (n) Century Medical Inc., Japan for INTEGRA(R) Artificial Skin and neurosurgical product clinical trials in Japan; (o) The Scripps Research Institute in the areas of regenerating pancreases and stroke; and (p) University of Washington EB for bioengineering.

The Company spent approximately $8.4 million, $6.4 million and $6.3 million during 1998, 1997 and 1996, respectively, on research and development activities. Research and development activities funded by government grants and contract development revenues amounted to $1.8 million, $490,000 and $1.1 million during 1998, 1997 and 1996, respectively.

Patents and Proprietary Rights

The Company's ability to compete effectively will depend, in part, on the clinical and commercial success of its development efforts and its ability to maintain the proprietary nature of its technologies and manufacturing processes. The Company pursues a policy of seeking patent protection of its technology, products and product improvements both in the United States and in selected foreign countries. When determined appropriate, the Company has and plans to continue to enforce and defend its patent rights. The Company also relies upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

As of December 31, 1998, the Company owned or had exclusive license rights to 146 issued or allowed United States patents and 163 issued foreign patents, with pending United States patent applications and related foreign patent applications describing approximately 167 additional inventions. These patents and patent applications contain composition of matter, process and method of use claims for various fields of use, primarily involving regenerative medicine and related technologies. The Company files patent applications both in the United States and in foreign countries in order to protect both its products and technologies. In addition, the Company has various licenses to technologies patented by others. The patent position of biotechnology and pharmaceutical firms is highly uncertain, involves many complex legal, factual and technical issues and has recently been the subject of much litigation. There is no clear policy involving the breadth of claims allowed in such cases or the degree of protection afforded under such patents. As a result, there can be no assurance that patent applications relating to the Company's products or technologies will result in patents being issued, that patents issued or licensed to the Company will provide protection against competitors or that the Company will enjoy patent protection for any significant period of time. It is possible that patents issued or licensed to the Company will be successfully challenged, or that patents issued to others may preclude the Company from commercializing its products under development.

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

Review Process for Medical Devices

There are two types of FDA review/approval procedures for medical devices: a Premarket Notification Section 510(k) ("510(k)") and a Premarket Approval ("PMA") application. A 510(k) requires submission of sufficient data to demonstrate substantial equivalence to a device marketed prior to May 28, 1976, or to a device marketed after that date which has been classified into Class I or Class II which has received premarket notification 510(k) clearance. Although the mandated period for FDA review is 90 days, actual review times can be substantially longer, and the sponsor cannot market the device until FDA clearance is obtained. For those devices that involve new technology and/or that present significant safety and effectiveness issues, 510(k) submissions may require significantly more time for FDA review and may require submission of more extensive safety and effectiveness data, including clinical trial data.

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

All studies in humans for the purpose of investigating the safety and effectiveness of an investigational significant risk medical device must be conducted under the Investigational Device Exemption ("IDE") regulations. An IDE application to the FDA includes all preclinical biocompatibility testing, investigational protocols, patient informed consents, reports of all prior investigations, manufacturing and quality control information. It takes a number of years from initiation of the project until submission of a PMA application to the FDA, and requires the expenditure of substantial resources. If a PMA application is submitted, however, there can be no assurance on the length of time for the review process at the FDA or that the FDA will approve the PMA application.

Under either the 510(k) submission or PMA application process, manufacturing establishments, foreign and domestic, are subject to periodic inspections by the FDA for compliance with Quality System Regulations. The Company and each of its operating subsidiaries are subject to such inspections.

To gain approval for the use of a product for clinical indications other than those for which the product was initially evaluated or for significant changes to the product, further studies, including clinical trials and FDA approvals are required. In addition, for products with an approved PMA application, the FDA requires postapproval reporting and may require postapproval surveillance programs to monitor the product's safety and effectiveness. Results of post approval programs may limit or expand the further marketing of the product.

International Regulatory Requirements

The Company is preparing for the changing international regulatory environment. "ISO 9000" is an international recognized set of guidelines that are aimed at ensuring the manufacture and development of quality products. The Company was audited under ISO standards in 1997 and received certification to ISO 9001, a full quality system. In 1998, the Company underwent a surveillance audit and renewed its certification to ISO 9001. The Company is required to be audited on an annual basis by a recognized notified body to maintain certification. Companies that meet ISO standards are internationally recognized as functioning under a quality system. Approval of a product by regulatory authorities in international countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval of the PMA application. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE mark certification involves a comprehensive quality system program, and submission of data on a product to the notified body in Europe.

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

Manufacturing

The Company's primary manufacturing facility is located in Plainsboro, New Jersey. The Company manufactures the majority of its medical products at this approximately 35,000 square foot FDA-registered and inspected facility which also serves as the Company's executive offices. The Company's commercial-scale manufacturing facility for INTEGRA(R) Artificial Skin is at this location.

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

In 1998, the Company shut down its West Chester, Pennsylvania facility and consolidated the operations into the Plainsboro, New Jersey facility. As a result of the Rystan acquisition, the Company acquired the lease of a facility in Little Falls, New Jersey. With the sale of Rystan's Panafil product line in January 1999, the Company is currently planning to consolidate the remaining Rystan activities into the Plainsboro, New Jersey facility by the end of 1999.

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

The Company competes primarily on the uniqueness of its technology and product features and on the quality and cost-effectiveness of its products. Many competitors or potential competitors have greater financial resources, research and development capabilities, and marketing and manufacturing experience than the Company. The Company is aware of several companies seeking to develop products that could, if successful and approved, compete with the regenerative medicine technologies under development by the Company. Several of these companies have products that may compete with INTEGRA(R) Artificial Skin, including LifeCell Corporation, Genzyme Tissue Repair (a division of Genzyme Corporation), Advanced Tissue Sciences, Inc., Organogenesis, Inc. and Ortec International, Inc. LifeCell Corporation and Genzyme Tissue Repair are currently not subject to FDA regulation because they involve the processing of human cells and tissues and, therefore, are not currently subject to the costs and expenses and the potential delays associated with the FDA approval process.

The Company believes that expansion of its markets will be enhanced by the entry of additional competitors. During the last year several new products have been approved by the FDA or have moved closer to final approval. These include products by Johnson & Johnson (Regranex) and Organogenesis, Inc. (Apligraf). Regranex is a growth factor-based wound healing compound which competes with the Company's technologies at CRC. Apligraf is a dermal replacement product targeted primarily at chronic wounds. The Company believes that success of these products in the market will offer an opportunity for Integra's technologies in the future. Ultimately, therefore, the Company's competitive position will depend both on the size of the market for its products and on the sales and marketing strength established by the Company and its corporate partners. The breadth of the Company's technologies allows it to compete in a wide range of possible solutions to the problem of repair of damaged tissue.

Employees

At December 31, 1998, the Company employed 178 full-time people (including temporary and part-time employees) of which 63 are engaged in production and production support (including warehouse, engineering, and facilities personnel), 17 in quality assurance/quality control, 37 in research and development, 8 in regulatory and clincial affairs, 20 in sales/marketing and 33 in administration and finance. None of the Company's employees is subject to a collective bargaining agreement.

Forward Looking Statements

This report contains trend information and other forward-looking statements related to the future use and sales of the Company's products, potential markets for the Company's products, anticipated expenditure levels compared to historical amounts and the Company's plans for its research and development efforts. Such statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, those mentioned under "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations".

ITEM 2. PROPERTIES

The Company has a lease for approximately 35,000 square feet for its principal administrative, marketing, manufacturing and product development activities in Plainsboro, New Jersey that expires in October 2012. The Company's CRC facility is approximately 18,600 square feet of leased administrative and laboratory space located in San Diego, California. This lease expires in October 2004. As a result of the Rystan acquisition, the Company also leases 12,000 square feet of manufacturing and administrative space in Little Falls, New Jersey. This lease expires in October 2004. In connection with the acquisition of the NeuroCare Group, Integra NeuroCare assumed a lease (expiring in January 2000) for a 31,000 square foot manufacturing, packaging and distribution facility in San Diego, California, a lease (expiring in July 2004) for a 23,000 square foot manufacturing facility in Anasco, Puerto Rico and a lease for a 14,000 square foot corporate headquarters facility in Pleasant Prairie, Wisconsin that the Company has scheduled to be closed by August 1, 1999. In addition, the Company leases several smaller facilities to support additional administrative and storage operations.

ITEM 3. LEGAL PROCEEDINGS

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court in San Diego against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps seeking damages and injunctive relief. The complaint charges, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe several of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants have filed a countersuit asking for an award of defendants' reasonable attorney fees. The Company anticipates this case will be tried during 1999.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the financial condition of the Company. The Company's financial statements do not reflect any significant amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers and directors of the Company is that Mr. Holtz is the nephew of Dr. Caruso. The following information indicates the position and age of the Company's executive officers as of the date of this report and their previous business experience.


Name                                Age     Position
----                                ---     --------

Richard E. Caruso, Ph.D.            55      Chairman

Stuart M. Essig, Ph.D.              37      President and Chief Executive Officer

George W. McKinney, III, Ph.D.      55      Executive Vice President and Chief Operating Officer

John B. Henneman, III               37      Senior Vice President, Chief Administrative Officer and
                                            General Counsel

Judith E. O'Grady                   48      Senior Vice President, Regulatory, Quality Assurance and
                                            Clinical Affairs

Michael D. Pierschbacher, Ph.D.     47      Senior Vice President Research and Development,
                                            General Manager, Corporate Research Center

David B. Holtz                      32      Vice President, Finance and Treasurer


Richard E. Caruso, Ph.D. founded the Company and has been the Chairman of the Board of Directors since inception. Until December 1997, Mr. Caruso also served as President and Chief Executive Officer. From 1969 to 1992, Dr. Caruso was a principal of LFC Financial Corporation, a major entrepreneurial financing company located in Radnor, Pennsylvania. When he left LFC Financial in 1992, he was a director and Executive Vice President. He has 25 years experience in finance and entrepreneurial ventures. Before joining LFC Financial, Dr. Caruso was associated with Price Waterhouse & Co. in Philadelphia, Pa. Dr. Caruso has served as a director or trustee of the following organizations: American Capital Open End Mutual Funds, LFC Financial Corporation, 202 Data Systems, Tenley Enterprises, Inc., and London School of Economics Business Performance Group. He is currently a director of Susquehanna University, The Baum School of Art, Uncommon Individual Foundation (Founder) and the Company. He received a BS degree from Susquehanna University, an MSBA degree from Bucknell University, and a Ph.D. degree from the London School of Economics, University of London
(UK). Dr. Caruso is also a certified public accountant.

Stuart M. Essig, Ph.D. has served as President and Chief Executive Officer and a director of the Company since December 1997. Before joining the Company, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an MBA and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business. Mr. Essig also serves on the Board of Directors of Vital Signs, Inc., St. Jude Medical Corporation and Neuromedical Systems, Inc.

George W. McKinney, III, Ph.D. has served the Company as Vice Chairman, Executive Vice President and Chief Operating Officer since May 1997 and as a member of the Board of Directors since December 1992. Between 1990 and 1997, Dr. McKinney was Managing Director of Beacon Venture Management Corporation, a venture capital firm. Between 1992 and 1997, Dr. McKinney also served as President and Chief Executive Officer of Gel Sciences, Inc. and GelMed, Inc., a privately held specialty materials firm with development programs in both the industrial and medical products fields. From 1983 to 1989, Dr. McKinney was a Managing Director at American Research & Development, a venture capital firm. Between 1986 and 1989, he also served as President and Chief Executive Officer of American Superconductor, Inc. (NASDAQ: AMSC), a development stage firm in the specialty materials field. From 1965 to 1983, Dr. McKinney worked for Corning Glass Works (now Corning, Inc.), a specialty materials firm, in a variety of manufacturing, engineering, and financial positions. At Corning, he served as President of Corning Designs, a subsidiary which he founded, as Secretary to the Management Committee, as Director of Business Development and Planning, as Treasurer, International, as Assistant Treasurer, Domestic, and as Financial and Control Manager for the Engineering Division. Dr. McKinney holds a S.B. from MIT in Management and a Ph.D. from Stanford University in Strategic Planning.

John B. Henneman, III is the Company's Senior Vice President, Chief Administrative Officer and General Counsel. Prior to joining the Company in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and after December 1997 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. In March 1999, Neuromedical Systems, Inc. filed a petition under Chapter 11of the federal bankruptcy laws. From 1986 to 1994, Mr. Henneman practiced law in the Corporate Department of Latham & Watkins (Chicago, Illinois). Mr. Henneman received his A.B. (Politics) from Princeton University in 1983, and his J.D. from the University of Michigan Law School in 1986.

Judith E. O'Grady, Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Research, has served the Company since 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining the Company, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career Ms. she has held positions with Surgikos, a Johnson & Johnson company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady obtained the FDA approval for INTEGRA(R)

Artificial Skin, the first regenerative product approved by the FDA. She also has obtained approvals for several other product lines for the Company. In addition, Ms. O'Grady obtained the CE Mark Certification for approvals in the European Union as well as a multitude of other international approvals. She has been pivotal in the ISO 9001 Certification of the Company. She is a member of the NIST group on standards for clinical outcomes as well as on the Board of Directors for the New Jersey League of Nursing. Ms. O'Grady has presented professional programs and lectures, both nationally and internationally, on INTEGRA(R) Artificial Skin. She received her BS degree from Marquette University and MSN in Nursing from Boston University.

Michael D. Pierschbacher, Ph.D. joined the Company in October 1995 as Senior Vice President, Research and Development. In May 1998 he was named Senior Vice President and Director of the Corporate Research Center. From June 1987 to September 1995, Dr. Pierschbacher served as Senior Vice President and Scientific Director of Telios Pharmaceuticals, Inc., which was acquired by the Company in connection with the reorganization of Telios under Chapter 11 of the Bankruptcy Code. He was a co-founder of Telios in May 1987 and is the co-discoverer and developer of Telios' matrix peptide technology. Before joining Telios as a full-time employee in October 1988, he was a staff scientist at the Burnham Institute for five years and remained on staff there in an adjunct capacity until the end of 1997. He received his post-doctoral training at Scripps Clinical and Research Foundation and at the Burnham Institute. Dr. Pierschbacher received his Ph.D. in Biochemistry from the University of Missouri.

David B. Holtz joined the Company as Controller in 1993 and has served as Vice President, Finance and Treasurer since March 1997. His responsibilities include managing all accounting and information systems functions. He is also responsible for the preparation of the Company's Securities and Exchange Commission filings and federal and state tax returns. Before joining the Company, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University in 1989 and is a certified public accountant.

                                    PART II


ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market under the symbol "IART". The following table represents the high and low sales prices for the Company's Common Stock for each quarter for the last two years. All outstanding common share and per share amounts have been retroactively adjusted to reflect a one-for-two reverse stock split of the Company's common stock on May 18, 1998.

                  1998               HIGH             LOW
                  ----               ----             ---

             First Quarter          $10.75           $8.125
             Second Quarter         $9.75            $6.125
             Third Quarter          $8.00            $4.375
             Fourth Quarter         $5.25            $3.25

                  1997
                  ----
             First Quarter          $27.00           $12.75
             Second Quarter         $26.00           $17.50
             Third Quarter          $23.50           $8.25
             Fourth Quarter         $14.00           $8.50

The closing price for the Common Stock on March 25, 1999 was $4.00. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company. Further information concerning ownership of the Company's Common Stock by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The Company does not currently pay any cash dividends on its Common Stock and does not anticipate paying as such dividends in the foreseeable future.

The number of stockholders of record as of March 25, 1999 was approximately 800, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 6,700.

ITEM 6. SELECTED FINANCIAL DATA

         The following data has been selected by the Company and derived from consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Company's consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                     Years Ended December 31,
                                                   -------------------------------------------------------------
                                                      1998        1997         1996        1995        1994
                                                      ----        ----         ----        ----        ----
                                                              (In thousands, except per share data)
 Statement of Operations Data (1)
 Product sales...................................    $ 14,076    $ 14,001    $11,210     $  8,356     $ 6,958
 Other revenue...................................       3,379         745      1,938        1,873       1,703
                                                     --------    --------    -------     --------     -------
     Total revenue...............................      17,455      14,746     13,148       10,229       8,661

 Cost of product sales...........................       7,420       7,027      6,671        4,850       4,402
 Research and development........................       8,424       6,406      6,294        5,191       3,085
 Selling and marketing...........................       5,955       5,460      4,310        2,455       1,335
 General and administrative (2)..................       9,836      14,764      5,320        3,642       2,170
 Acquired in-process research and development (3)        ----        ----       ----       19,593        (275)
                                                     --------    --------    -------     --------     --------
   Total costs and expenses......................      31,635      33,657     22,595       35,731      10,717
                                                     --------    --------    -------     --------     -------
 Operating loss..................................     (14,180)    (18,911)    (9,447)     (25,502)     (2,056)
 Interest income.................................       1,250       1,771      1,799          283         221
 Interest expense................................        ----        ----       ----         (188)        (64)
 Other income (expense) .........................         588         176        120            5          (1)
                                                     --------    --------    -------     --------     --------
 Net loss........................................    $(12,342)   $(16,964)   $(7,528)    $(25,402)    $(1,900)
                                                     ========    ========    =======     ========     =======
 Basis and diluted net loss per share............    $  (.76)    $ (1.15)    $  (.54)     $ (2.41)    $  (.20)
                                                     ========    ========    =======     ========     =======
 Weighted average number of common shares
   Outstanding...................................      16,139      14,810     14,057       10,536       9,517
                                                     ========    ========    ========     ========    ========

                                                                           December 31,
                                                   -------------------------------------------------------------
                                                      1998        1997         1996        1995        1994
                                                      ----        ----         ----        ----        ----
 Balance Sheet Data (1)                                                   (In thousands)
 Cash, cash equivalents and short-term investments  $ 20,187    $ 26,272    $ 34,276     $  5,710    $  3,331
 Working capital................................      23,898      29,407      37,936        7,476       3,610
 Total assets...................................      34,707      38,356      48,741       19,378      13,703
 Long-term debt.................................        ----        ----        ----         ----       1,754
 Accumulated deficit............................     (88,334)    (75,945)    (58,981)     (51,453)    (26,051)
 Total stockholders' equity.....................      31,366      35,755      46,384       17,427       9,275

       -----------------------------

      (1) As the result of the Company's acquisitions of Telios
          Pharmaceuticals, Inc. in August 1995 and Rystan Company, Inc. in September 1998, the consolidated financial results for certain of the periods presented above may not be directly comparable.

      (2) The 1997 general and administrative expense included the following two non-cash charges: (i) $1.0 million related to an asset impairment charge; and (ii) $5.9 million related to an equity-based signing bonus for the Company's President and Chief Executive Officer.

      (3) As a result of purchase accounting, the 1995 loss included $19.6 million of acquired in-process research and development which was charged to expense at the date of the Company's acquisition of Telios Pharmaceuticals, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

General

The Company has developed principally by combining existing businesses, acquiring synergistic technologies and forming strategic business and technological alliances. As a result of the Company's acquisition of Rystan Company, Inc. ("Rystan") in September 1998, the Company's consolidated financial results for 1998 and 1997 may not be directly comparable. The Company's financial information discussed below should be considered in light of (i) the Company's sale of the Panafil(R) product line on January 5, 1999 and (ii) the Company's acquisition of the NeuroCare group of companies on March 29, 1999 (see Notes 3 and 17 to the Company's consolidated financial statements under Item 8 of this report).

Results of Operations

1998 Compared to 1997

The Company's net loss decreased from $17.0 million in 1997 to $12.3 million in 1998. The 1997 loss included two non-cash charges totaling $6.9 million, which are included in general and administrative expense.

Total revenues increased 18% from $14.7 million in 1997 to $17.5 million in 1998, due largely to increases in other revenues. Product sales increased 1% from $14.0 million to $14.1 million and included $670,000 in sales from Rystan in the fourth quarter of 1998. Sales of INTEGRA(R) Artificial Skin ("INTEGRA") declined slightly from $6.0 million in 1997 to $5.8 million in 1998. INTEGRA sales in North America declined by $560,000 as the Company reduced its selling and marketing efforts in North America. In 1998, the number of North American burn centers and hospitals that used INTEGRA declined from 114 to 94 as the Company's selling and marketing efforts were focused on the largest burn centers which handle the majority of severe burn cases. The Company's export sales increased 30% to $2.3 million (18% of total sales) as INTEGRA export sales increased by $400,000 due to increased international distribution efforts. INTEGRA received CE Mark certification in March 1998, which included a broader indication of use than currently granted in the United States. The Company's international sales include INTEGRA sales to over 25 countries throughout the world.

The primary application of INTEGRA in North America has been for patients with severe life-threatening burns. The Company is in the process of collecting clinical results on INTEGRA's application in reconstructive and wound healing procedures and is continuing to focus its strategy on expanding the approved indications for use of INTEGRA in the United States. The Company believes these results demonstrate that INTEGRA can offer improved clinical results compared to existing treatments for relief of painful scars, wound contractures and hypertrophic scarring. The Company believes that its ability to increase the use of the product will require an increase in marketing and selling effort for the product, as well as the receipt of regulatory approvals for broader indiciations of use.

Sales in the Company's medical products segment decreased from $8.0 million in 1997 to $7.8 million in 1997 due largely to discontinued product lines. The Company ceased production and sale of its private label ophthalmic product line in 1997 and suspended operations at its leased West Chester, Pennsylvania facility in January 1998, which resulted in an elimination of production for its avian collagen wound care product line and its contract manufacturing activities. The Company's ophthalmic, avian collagen and contract manufacturing revenues accounted for $630,000 in 1997 compared to minimal amounts in 1998. This decline was offset by increases in the Company's infection control and surgical and hemostasis product lines.

Customers representing greater than 10% of sales included two customers with aggregate sales of 27% and 24% in 1998 and 1997, respectively. Because significant portions of the Company's medical products segment sales are made to marketing partners and distributors, quarter-to-quarter sales in medical products can vary significantly.

Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, increased from $745,000 in 1997 to $3.4 million in 1998. Licensing revenue and development funding had the greatest increases with each increasing by $1 million due to the Company's licensing and development agreements with Century Medical, Inc. and DePuy, a Johnson & Johnson Company ("DePuy"), respectively. Grant revenue also increased by $200,000 as the Company initiated work under its second three-year $2.0 million National Institute of Science and Technology ("NIST") grant. The Company expects to continue to focus its efforts to obtain additional funding through research grants, licensing arrangements and development alliances, although the timing and amount of such revenue, if any, can not be predicted. In addition, the second phase of the development agreement with DePuy requires that a specific milestone be achieved before additional funding is received.

Cost of product sales increased 6% from $7.0 million (50% of product sales) in 1997 to $7.4 million (53% of product sales) in 1998 and included $300,000 related to the fair value purchase accounting adjustment for Rystan's inventory in 1998. Excluding the Rystan purchase adjustment, the Company's cost of product sales in 1998 was 51% of product sales. Lower operating costs due to the closing of the Company's West Chester, Pennsylvania production facility were largely offset by higher unit costs and royalty expense for INTEGRA. Due to the relatively high fixed costs of the manufacturing facility for INTEGRA, the Company is anticipating higher unit costs until there is higher production volume. The Company believes its current capacity to produce INTEGRA and its other medical products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales. The Company is anticipating a continued temporary decline in gross margins for the first quarter of 1999 primarily related to the fair value inventory purchase accounting adjustment associated with the Rystan acquisition.

Research and development expense increased from $6.4 million in 1997 to $8.4 million in 1998. Increases in research and development expenditures associated with funding levels for the Company's cartilage research programs with J&J/DePuy and NIST represented the largest increases. In addition, the Company increased expenditures related to its clinical efforts for its DuraGen(TM) and INTEGRA products as well as pre-clinical costs associated the Company's absorbable biocompatible polymer program. Continuing expenditures include costs associated with efforts focusing on combining the Company's biomaterials technologies with its integrin-mediated technologies acquired in the Telios acquisition. The Company expects the level of research and development expenditures in 1999 to be at or higher than 1998 levels depending on the Company's ability to obtain outside funding for its programs. The amount of resources allocated to fund particular research and development efforts will vary depending upon a number of factors, including the progress of development of the Company's technologies, changing competitive conditions and determinations with respect to the commercial potential of the Company's technologies.

Selling and marketing expense increased 9% from $5.5 million in 1997 to $6.0 million in 1998 and included $270,000 in selling and marketing costs in the fourth quarter with the addition of Rystan. Excluding the Rystan increase, sales and marketing costs were up only 4% as the Company shifted efforts from domestic INTEGRA activities to international INTEGRA activities and pre-launch marketing activities for the Company's DuraGen(TM) product.

General and administrative expense declined from $14.8 million in 1997 to $9.8 million in 1998. The 1997 amount included two non-cash charges; a $1.0 million asset impairment charge associated with certain leasehold improvements at its leased West Chester, Pennsylvania, and a $5.9 million charge related to an equity-based signing bonus for the Company's President and Chief Executive Officer. The 1998 amount also included an additional asset impairment charge of $145,000. Excluding these charges, general and administrative expense increased 23% from $7.9 million in 1997 to $9.7 million in 1998. Significant increases included the addition of several senior executives and costs related to the continued maintenance of the Company's intellectual property and patent infringement litigation. The Company settled three litigation matters during 1998, but significant litigation costs associated with the patent infringement lawsuit against Merck KGaA are expected to continue with the case scheduled for trail sometime during the second half of 1999.

Other income, net, which primarily included interest income and a litigation settlement gain of $550,000 in 1998, was $1.8 million in 1998 compared to $1.9 million in 1997. The litigation gain offset a decline in interest income due to lower investment balances and lower short-term interest rates.


1997 Compared to 1996

The Company's net loss increased from $7.5 million in 1996 to $17.0 million in 1997. The 1997 loss included two non-cash charges totaling $6.9 million, which are included in general and administrative expense.

Total revenues increased 12% from $13.1 million in 1996 to $14.7 million in 1997 as increases in product sales offset decreases in other revenues. Product sales increased 25% from $11.2 million to $14.0 million due to $6.0 million in sales of INTEGRA in 1997 compared to $3.1 in 1996. The Company's export sales increased 17% from $1.7 million to $2.0 million as INTEGRA export sales increased by $860,000. Approximately 72% of INTEGRA sales in 1996 were in North America compared to 71% in 1996, following the product's marketing approval from the FDA in March 1996. In 1997, 114 burn centers and hospitals throughout North America purchased INTEGRA compared to 65 burn centers and hospitals in 1996. The Company's international sales included INTEGRA sales to 20 countries throughout the world.

Sales in the Company's medical products segment decreased from $8.1 million in 1996 to $8.0 million in 1997. Decreases in the Company's infection control and surgical and hemostasis product lines were partially offset by increases in its dental product line and other contract manufacturing. The dental product line increase was the result of increased orders from the Company's marketing partner for the BioMend product, which was introduced in August 1995. The decrease in the surgical and hemostasis product line, which includes products sold to marketing partners and products marketed directly, was due to lower unit volume from international distributors and customers.

During 1997, the Company's distribution agreement for its ophthalmic products was terminated, and the Company has discontinued the product line. In January 1998, the Company decided to suspend operations at its leased West Chester, Pennsylvania facility, and as a result discontinued its avian collagen wound care product line and its contract manufacturing activities. The Company's ophthalmic, avian collagen and contract manufacturing revenues accounted for less than 5% of product sales in 1997 and 1996. Customers representing greater than 10% of sales included two customers with aggregate sales of 24% in 1997 and three customers with aggregate sales of 42% in 1996. Because significant portions of the Company's medical products segment sales are sold to marketing partners and distributors, quarter-to-quarter sales can vary significantly.

Other revenue, which includes grant revenue, license fees, contract development revenue and royalties, declined from $1.9 million in 1996 to $745,000 in 1997. Grant revenue declined by $590,000 as a large portion of 1996 revenue came from a three-year $2.0 million NIST grant which was completed in 1996. Licensing revenue also declined as the Company received a $500,000 license fee in 1996 in an agreement with Cambridge Antibody Technology Limited involving a human antibody development program.

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

General and administrative expense was $14.8 million in 1997 and included two non-cash charges in the fourth quarter. The Company incurred a $1.0 million asset impairment charge associated with certain leasehold improvements at its leased West Chester, Pennsylvania, and a $5.9 million charge related to an equity-based signing bonus for the Company's President and Chief Executive Officer. Excluding these charges, general and administrative expense increased 48% from $5.3 million in 1996 to $7.9 million in 1997. Significant increases include the addition of several senior executives and costs related to the continued maintenance of the Company's intellectual property and patent infringement litigation.

Other income, net, which primarily included interest income, was $1.9 million in 1996 and 1997 as the decline in interest income from lower investment balances was offset by income from other items.


Liquidity and Capital Resources

The Company has funded its operations to date primarily through private and public offerings of its common stock, revenues from sales of existing products, research grants from government agencies, development and licensing agreements with major industrial companies, borrowings under a revolving credit line and cash acquired in connection with the business acquisitions.

At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $20.2 million representing a $6.1 million decrease from December 31, 1997. The principal uses of funds during 1998 were $9.9 million for operations and $1.2 million in purchases of property and equipment. The Company issued 500,000 shares of Series A Preferred Stock ("Series A Preferred") for $4.0 million during the second quarter of 1998. The Series A Preferred shares carry an annual dividend of 2% and are each convertible into one-half of one share of the Company's common stock. In addition, the Company acquired $1.1 million in cash in connection with the acquisition of Rystan in September 1998.

In January 1999, the Company sold its Panafil(R) product line, including the brand name and related equipment, to Healthpoint, Ltd. for $6.4 million in cash. Integra also is entitled to receive the first $3 million of Panafil(R) sales specifically to the podiatry market and certain hospitals with burn centers. The Company intends to move Rystan's remaining operations to its Plainsboro, New Jersey facility by July 1999.

On March 29, 1999, the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies, a leading provider of neurosurgical products, for $25 million, comprised of $14 million of cash and $11 million of assumed indebtedness under a term loan from Fleet Capital Corporation ("Fleet"). Fleet is also providing a $4 million revolving credit facility (together with the term loan, the "Credit Agreement") to fund working capital for the business. Revenue of the acquired business was $32.5 million in 1998 and earnings before interest, taxes, depreciation, amortization and a goodwill impairment charge was $5.8 million. Of the cash portion of the purchase price, $10 million was financed by affiliates of Soros Private Equity Partners LLC, through the sale 100,000 shares of Integra Series B Preferred Stock ("Series B Preferred") and related warrants to purchase 240,000 shares of common stock. The Series B Preferred shares are convertible into 2,617,801 shares of the Company's common stock, have a liquidation preference of $10 million with a 10% cumulative dividend and are senior to all other equity securities of the Company. The balance of the cash portion of the purchase price was provided by Integra's indirect wholly-owed subsidiary, Integra NeuroCare LLC ("Integra NeuroCare"). The Credit Agreement was entered into by Integra NeuroCare and its subsidiaries, and all the assets as well as the ownership interests of Integra NeuroCare and its subsidiaries have been pledged as collateral under the Credit Agreement. NeuroCare Holding Corporation, a wholly-owned subsidiary of Integra and the sole member of Integra NeuroCare, has guaranteed the borrowers' obligations under the Credit Agreement. The term loan portion of the Credit Agreement is at prime plus 1.5%, and interest on the revolving credit facility is at prime plus 1%. All interest is payable monthly. Principal payments under the term loan are payable on a quarterly basis through January 8, 2003. In addition, a commitment fee at an annual rate of 1/2 of 1% is payable monthly on the average unused portion of the revolving credit facility.

The Company anticipates it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. The Company believes that current cash balances and funds available from the fleet revolving credit facility and existing revenue sources will be sufficient to finance the Company's anticipated operations for at least the next twelve months. The Company may in the future seek to issue equity securities or enter into other financing arrangements with strategic partners to raise funds in excess of its anticipated liquidity and capital requirements. There can be no assurance that the Company will be able to generate sufficient revenues to obtain profitability or raise additional funding in equity or debt transactions.

Factors That May Affect Future Results of Operations

The Company believes that the following important factors, among others, have affected, and in the future could affect, the Company's results of operations and could cause the Company's future results to differ materially from its historical results and those expressed in any forward-looking statements made by the Company.

o The Company has developed by acquiring or securing a number of companies and technologies. There are certain risks associated with business and technology acquisitions, including incorrectly assessing the value of assets and future prospects, the extent of possible liabilities and the anticipated costs of incorporating acquired businesses into the Company. Although the Company is frequently in discussions with others relating to possible technology acquisitions and related matters, it does not currently have any agreement with respect to any acquisitions or any material technology transfers other than those described in this Annual Report. Because these types of transactions involve risks and could involve the issuance of the Company's equity, any business or technology acquisition could have a material affect on the Company's business. The Company's recent acquisition of the NeuroCare group of companies represents a significant acquisition, and the Company's ability to integrate and manage the business will probably have a significant impact on the future results of the Company.

o The ability of Integra NeuroCare to fund its debt service obligations under the Credit Agreement will depend upon its future operating performance, which is subject to the success of its business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors, many of which are beyond its control. Although the Company is not a guarantor of such indebtedness, the current debt service obligations of Integra NeuroCare could have important consequences for both Integra NeuroCare and the Company, including: (i) the ability of the Company or Integra NeuroCare to obtain additional financing for future working capital needs, for possible future acquisitions or other purposes may be limited; (ii) a substantial portion of Integra NeuroCare's cash flow from operations will be dedicated to the payment of the principal and interest on its indebtedness, thereby reducing funds available for other purposes; and (iii) Integra NeuroCare and the Company will be more vulnerable to adverse economic conditions than some of its competitiors and may be limited in its ability to withstand competitive pressures. If Integra NeuroCare's cash flow and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay planned expansion and capital expenditures, sell assets, or restructure its debt. There can be no assurance that Integra NeuroCare's operating results, cash flow and capital resources will be sufficient to repay its indebtedness. In the absence of such operating results and resources, Integra NeuroCare could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that Integra NeuroCare could realize therefrom. In addition, should any of the above conditions arise for Integra NeuroCare, the Company could be negatively impacted by such events.

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

o Because a significant portion of the Company's historical medical product sales have been to a small number of marketing partners, the loss of one of these customers could have a negative impact on revenues. The Company also depends on third party distributors for several products domestically and internationally. The Company's revenues and gross profit margins for these products are dependent on the continuing efforts of these marketing partners and third party distributors. The Company believes that its current relationships with customers regarding these products is satisfactory. The Company is also limited in its marketing and selling resources, which may or could make it ineffective in any direct marketing efforts.

o There can be no assurance that the Company's planned research and development efforts will lead to commercially successful products. Many of the Company's technologies are in the early stages of development and will require the commitment of substantial additional resources by the Company and its potential strategic partners prior to commercialization. Their can be no assurance that any such potential products will be successfully developed on a timely basis, if at all, be safe and effective in clinical trials, meet applicable regulatory standards and receive necessary regulatory approvals, be produced in commercial quantities at acceptable costs, or be successfully marketed and achieve customer acceptance. There can also be no assurance that the Company's current plans for clinical trials to expand the indication of use for INTEGRA will result in an expanded indication or achieve a greater market acceptance. Costs due to regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic effectiveness would prevent or significantly slow development and commercialization efforts and could have a material adverse effect on the Company. In addition, the Company has filed a 510k premarket notification for its DuraGen(TM) product with the FDA for marketing approval in the U.S. The Company currently anticipates a U.S. launch of DuraGen(TM) by the third quarter of 1999 and any delays in this launch could have a negative effect on the Company's operating results.

o The Company depends substantially on its ability to obtain patents (by license or otherwise), maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The patent position of biotechnology and pharmaceutical firms is highly uncertain, involves many complex legal, factual and technical issues and has recently been the subject of much litigation. There can be no assurance that patent applications relating to the Company's products and technologies will result in patents being issued, that patents issued or licensed by the Company will provide protection against competitors or that the Company will enjoy patent protection for any significant period of time. The Company is currently involved in a patent infringement lawsuit. This litigation, as well as any possible future litigation, can be lengthy and expensive, and there can be no assurance as to the timing, cost or eventual outcome of such litigation. The Company's business may be adversely affected if it is unsuccessful in protecting its patents and proprietary rights. In addition, the Company is involved in a lawsuit in which the defendant has made a counterclaim for damages that, if decided against the Company, could have a material adverse effect on the financial position of the Company. The Company believes this counterclaim is without merit and will continue its defense against this counterclaim. See "Item
     3. Legal Proceedings" of this report.

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

Year 2000 Disclosure

As is true for most companies, the potential for problems involving existing information systems as we approach and pass January 1, 2000 creates a risk for the Company. These potential problems are the result of the inability of certain date-sensitive computer programs and embedded controls to recognize a two-digit date field designated as "00" as the year 2000 instead of the year 1900, the consequences of which could lead to system failures or miscalculations causing disruptions to operations and normal business activities. This is a significant issue with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty as is commonly referred to as a Year 2000 (Y2K) compliance issue.

The Company has completed its initial assessment of the magnitude of the impact of Y2K on itself and is currently in the process of developing, implementing and monitoring a Y2K correction plan in all areas identified as potentially compromised by the advent of the Y2K. This correction plan includes (i) the assessment of information technology systems ("IT systems") and non-IT systems for Y2K compliance, (ii) the modification and/or replacement of non-compliant systems, (iii) the testing of modified and/or replaced systems, and (iv) the deployment of Y2K compliant systems. In most cases, the Company anticipates that the Y2K correction plan will include upgrading current hardware and software or purchasing additional hardware and software to enhance its current IT systems. Since January 1, 1997, Integra has spent approximately $425,000 upgrading and/or replacing certain components of its information systems. Integra anticipates spending an additional $75,000 on such IT system upgrades and purchases through December 31, 1999. The majority of the capital expenditures and operating costs associated with these upgrades and purchases would have occurred in the normal course of business regardless of the Y2K issue, although a portion of such expenditures and costs is attributable to the Company's Y2K correction plan. The Company expects that the upgrades and purchases will be implemented and tested by June 1999 and that, in any event, its IT systems will be Y2K compliant before December 31, 1999. The Company is currently on track with its planned upgrades.

The Company has been reviewing and has requested assurances on the status of Y2K readiness of its critical suppliers. Many of these suppliers however, have limited assurances on their status on the Y2K readiness. The Company plans to continue to monitor critical suppliers during 1999. The Company has reviewed information regarding its major customers to assess their readiness for Y2K. If a significant number of suppliers and customers experience disruptions as a result of the Y2K issue, this could have a material adverse effect on the financial position and results of operations of the Company. Although the Company is formulating contingency plans to deal with Y2K problems on critical suppliers and major customers, there can be no assurance that these plans will address all Y2K problems or that the implementation of these plans will be successful.

The Company's products do not contain any materials that would make such products susceptible to disruptions relating to the Y2K. Given the information available at this time, Integra currently anticipates that the amount that Integra will spend to complete its Y2K correction plan should not have a material adverse impact on Integra's business, results of operations, financial position and cash flow beyond the amounts discussed previously. Furthermore, Integra does not currently expect that the effects of any Y2K non-compliance on Integra's information systems will have any material adverse impact on Integra's business, results of operations, financial position or cash flows. However, there can be no assurance that Integra will not incur additional expenses or experience business disruption as a result of ITsystem problems associated with the century change, including system and equipment problems of third parties with whom Integra does business.

Other Matters

At December 31, 1998, the Company had net operating loss carryforwards of approximately $48 million and $35 million for federal and state income tax purposes, respectively, to offset future taxable income, if any, which expire through 2018 and 2005, respectively. At December 31, 1998, several of the Company's subsidiaries had unused net operating loss and tax credit carryforwards arising from periods prior to the Company's ownership. The net operating loss carryforwards (excluding Telios) of approximately $10 million for federal income tax purposes expire between 2000 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating loss that is available and the Company's ability to utilize such loss is dependent on the determined value of Telios at the date of acquisition. The Company's has valuation allowance of $42 million against all deferred tax assets, including the net operating losses, due to the uncertainty of realization. The timing and manner in which these net operating losses may be utilized in any year by the Company are severely limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 1999, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

             Report of Independent Accountants....................................................     F-1

             Consolidated Balance Sheets as of December 31, 1998 and 1997.........................     F-2

             Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996....................................................     F-3

             Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996....................................................     F-4

             Consolidated Statements of Changes in Stockholders' Equity for the years
              ended December 31, 1998, 1997 and 1996..............................................     F-5

             Notes to Consolidated Financial Statements...........................................     F-6

2. Exhibits.



          Number                                         Description                                Location
          ------                                         -----------                                --------
          2.1             Agreement and Plan of Merger dated September 28, 1998 among the           (9) (Exh. 2)
                          Company, RC Acquisition Corporation, Rystan Company, Inc., and GWC
                          Health, Inc.
          3.1(a)          Amended and Restated Certificate of Incorporation of the Company          (2) (Exh. 3.1)


          Exhibit
          Number                                         Description                                Location
          ------                                         -----------                                --------
          3.1(b)          Certificate of Amendment to Amended and Restated Certificate of           (1)
                          Incorporation dated May 23, 1998
          3.2             Amended and Restated By-laws of the Company                               (8)  (Exh. 3.3)
          4.1             Certificate of Designation, Preferences and Rights of Series A            (6) (Exh. 3)
                          Convertible Preferred Stock as filed with the
                          Delaware Secretary of State on April 14, 1998.
          4.2             Certificate of Designation, Preferences and Rights of  Series B           (1)
                          Convertible Preferred Stock as filed with the Delaware Secretary of
                          State on March 12, 1999
          4.3             Warrant to Purchase 150,000 shares of the Company's Common Stock at an    (9) (Exh. 4.1)
                          exercise price of $7.00 per share issued to GWC Health, Inc.
          4.4             Warrant to Purchase 150,000 shares of the Company's Common Stock at an   (9) (Exh. 4.2)
                          exercise price of $6.00 per share issued to GWC Health, Inc.
          10.1            License Agreement between MIT and the Company dated as of December 29,    (2) (Exh. 10.1)
                          1993
          10.2            License & Research Agreement between ABS LifeSciences, Inc. and           (2) (Exh. 10.2)
                          Hospital for Joint Diseases Orthopaedic Institute dated as of December
                          26, 1990, as amended on May 9, 1992 and January 12, 1995
          10.3            License Agreement between Smith & Nephew Consolidated Inc. and            (2) (Exh. 10.3)
                          Vitaphore Corporation dated as of December 31, 1993
          10.4            Research and License Agreement between the Brigham and Women's            (2) (Exh. 10.4)
                          Hospital, Inc. and the Company dated as of January 1, 1995
          10.5            Exclusive License Agreement between the Company and Rutgers University    (2) (Exh. 10.5)
                          dated as of December 31, 1994
          10.6            License Agreement for Adhesion Peptides Technology between La Jolla       (2) (Exh. 10.6)
                          Cancer Research Foundation and Telios dated as of June 24, 1987
          10.7(a)         Letter of Intent among Cambridge Antibody Technology Limited ("CAT"),     (2) (Exh. 10.7(a))
                          Telios and the Company dated May 10, 1995
          10.7(b)         Strategic Alliance and Technology Agreement dated as of June 23, 1995     (2) (Exh. 10.7(b))
                          between CAT and Telios and consented to by the Company
          10.8            Technology Development and License Agreement between Union Carbide and    (2) (Exh. 10.8)
                          the Company dated as of April 30, 1993
          10.9            Supply Agreement between Genetics Institute, Inc. and the Company dated   (2) (Exh. 10.12)
                          as of April 1, 1994


          Exhibit
          Number                                         Description                                Location
          ------                                         -----------                                --------
          10.10           Letter Agreement between the Company and Ioannis V. Yannas, Ph.D. dated   (2) (Exh. 10.17)
                          as of December 31, 1992 regarding the provision of Consulting and
                          Technology Services
          10.11           Registration Rights Agreement between the Company and Edmund L.           (2) (Exh. 10.19)
                          Zalinski dated as of August 31, 1994
          10.12           Registration Rights Agreement between the Company and Edmund L.           (2) (Exh. 10.20)
                          Zalinski Company dated as of August 31, 1994
          10.13           Registration Rights Agreement between the Company and Elliot-Lewis        (2) (Exh. 10.21)
                          Corporation dated as of August 31, 1994
          10.14           Registration Rights Agreement between the Company and Steven Dadio        (2) (Exh. 10.22)
                          dated as of August 31, 1994
          10.15           Registration Rights Agreement between the Company and William R.          (2) (Exh. 10.23)
                          Sautter dated as of August 31, 1994
          10.16           Registration Rights Agreement between the Company and Boston Scientific   (2) (Exh. 10.26)
                          Corporation dated as of December 29, 1993
          10.17(a)        Stockholder Rights Agreement between the Company and Union Carbide        (2) (Exh. 10.27(a))
                          dated as of April 30, 1993 ("Carbide Agreement")
          10.17(b)        Amendment dated November 30, 1993 to Carbide Agreement                    (2) (Exh. 10.27(b))
          10.18(a)        Real Estate Lease & Usage Agreement between BHP Diagnostics, Inc.,        (2) (Exh. 10.28)
                          Medicus Technologies, Inc., Integra, Ltd. and the Company dated as of
                          May 1, 1994
          10.18(b)        Shared Facilities Usage Agreement Between BHP Diagnostics, Inc.,          (2) (Exh. 10.29)
                          Medicus Technologies, Inc. and Integra, Ltd. and the Company dated as of May 1, 1994
          10.18(c)        Agreement dated June 30, 1998 by and among BHP Diagnostics, Medicus       (1)
                          Corporation, Integra Lifesciences I, LTD and Integra Lifesciences
                          Corporation
          10.19           Lease between Plainsboro Associates and American Biomaterials             (2) (Exh. 10.30)
                          Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc.
                          on October 24, 1989 and as amended through November 1, 1992
          10.20           1992 Stock Option Plan*                                                   (2) (Exh. 10.31)
          10.21           1993 Incentive Stock Option and Non-Qualified Stock Option Plan*          (2) (Exh. 10.32)
          10.22           Warrant Agreement between the Company and Boston Scientific Corporation   (2) (Exh. 10.35)
                          dated as of December 29, 1993
          10.23           Registration Rights Agreement between the Company and Provco Leasing      (2) (Exh. 10.37)
                          Corporation dated as of April 30, 1995


          Exhibit
          Number                                         Description                                Location
          ------                                         -----------                                --------
          10.24           Form of Indemnification Agreement between the Company and  [        ]     (4)
                          dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements
          10.25           Amendment to 1996 Incentive Stock Option and Non-Qualified Stock Option   (8) (Exh. 10.4)
                          Plan*
          10.26           Stock Purchase Agreement dated as of February 26, 1998 by and between     (6) (Exh. 10.1)
                          Integra LifeSciences Corporation and Century Medical, Inc.
          10.27           Registration Rights Agreement dated as of April 30, 1998 by and between   (6) (Exh. 10.2)
                          Integra Lifesciences Corporation and Century Medical, Inc.
          10.28           1996 Incentive Stock Option and Non-Qualified Stock Option Plan*          (5)
          10.29           Employment Agreement dated December 27, 1997 between the Company and      (8) (Exh. 10.1)
                          Stuart M. Essig*
          10.30           Stock Option Grant and Agreement dated December 27, 1997 between the      (8) (Exh. 10.2)
                          Company and Stuart M. Essig*
          10.31           Restricted Units Agreement dated December 27, 1997 between the Company    (8) (Exh. 10.3)
                          and Stuart M. Essig*
          10.32           Indemnity letter agreement dated December 27, 1997 from the Company to    (8) (Exh. 10.5)
                          Stuart M. Essig*
          10.33           Employment Agreement between John B. Henneman, III and the Company        (10) (Exh. 10)
                          dated September 11, 1998*
          10.34           Registration Rights Agreement dated September 28, 1998 between the        (9) (Exh. 10.1)
                          Company and GWC Health, Inc.
          10.35           Lease dated September 28, 1998 between Rystan Company, Inc. and GWC       (9) (Exh. 10.2)
                          Health, Inc.
          10.36           Employment Agreement between George W. McKinney, III and the Company      (1)
                          dated December 31, 1998*
          10.37           Employment Agreement between Judith O'Grady and the Company dated         (1)
                          December 31, 1998*
          10.38           Employment Agreement between David B. Holtz and the Company dated         (1)
                          December 31, 1998*
          10.39           Employee Stock Purchase Plan*                                             (7) (Exh. 10.1)
          10.40           1998 Stock Option Plan*                                                   (7) (Exh. 10.2)
          21              Subsidiaries of the Company                                               (1)


          Exhibit
          Number                                         Description                                Location
          ------                                         -----------                                --------
          23              Consent of PricewaterhouseCoopers LLP                                     (1)
          27              Financial Data Schedule                                                   (1)

---------

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

(6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

(7)  Incorporated by reference to the indicated exhibit to the Company's
     Registration Statement on Form S-8 (File No. 333-58235) which became effective on June 30, 1998.

(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on February 3, 1998.

(9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on October 13, 1998.

(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K

     On October 13, 1998, the Company filed a Report on Form 8-K reporting that it had acquired Rystan Company, Inc. on September 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 1999.

                                    INTEGRA LIFESCIENCES CORPORATION


                                    By: /s/ Stuart M. Essig
                                        -----------------------------
                                           Stuart M. Essig, Ph.D.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 31st day of March, 1999.

         Signature                                        Title
         ---------                                        -----


/s/ Richard E. Caruso                    Chairman of the Board
---------------------------------
Richard E. Caruso, Ph.D.

/s/ Stuart M. Essig                      President, Chief Executive Officer
---------------------------------        and Director
Stuart M. Essig, Ph.D.                   (Principal Executive Officer)

/s/ George W. McKinney, III              Executive Vice President, Chief
---------------------------------        Operating Officer and Director
George W. McKinney, III, Ph.D.

/s/ David B. Holtz                       Vice President, Finance and Treasurer
---------------------------------        (Principal Financial and Accounting
David B. Holtz                           Officer)

/s/ Keith Bradley                        Director
---------------------------------
Keith Bradley, Ph.D.

/s/ Neal Moszkowski                      Director
---------------------------------
Neal Moszkowski

/s/ Edmund L. Zalinski                   Director
---------------------------------
Edmund L. Zalinski, Ph.D.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Integra LifeSciences
Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Corporation and Subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP



Florham Park, New Jersey
March 2, 1999, except as to Note 17, which is as of March 29, 1999

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



 In thousands

                                                                               December 31,
                                                                        ----------------------------
                                                                            1998           1997
                                                                            ----           ----
  ASSETS
  ------
 Current Assets:
   Cash and cash equivalents..........................................    $   5,277      $   2,083
   Short-term investments.............................................       14,910         24,189
   Accounts receivable, net of allowances of $354 and $390............        3,106          2,780
   Inventories........................................................        2,713          2,350
   Prepaid expenses and other current assets..........................          921            400
                                                                          ---------      ---------
          Total current assets........................................       26,927         31,802
  Property and equipment, net.........................................        6,291          6,414
  Intangibles assets, net.............................................        1,446            ---
  Other assets........................................................           43            140
                                                                          ---------      ---------

 Total assets.........................................................    $  34,707      $  38,356
                                                                          =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities:
   Accounts payable, trade............................................    $     573      $     541
   Accrued expenses and other current liabilities.....................        2,456          1,854
                                                                          ---------      ---------
          Total current liabilities...................................        3,029          2,395
  Other liabilities...................................................          312            206
                                                                          ---------      ---------

     Total liabilities................................................        3,341          2,601
                                                                          ---------      ---------

  Commitments and contingencies

  Stockholders' Equity:

   Preferred stock, $.01 par value (15,000 authorized shares;
     500 Series A Convertible shares issued and outstanding, $4,000 liquidation preference and no shares issued or outstanding at
     December 31, 1998 and 1997, respectively)........................            5            ---
   Common stock, $.01 par value (60,000 authorized shares; 15,783 and 14,952 issued and outstanding at December 31,
     1998 and 1997, respectively).....................................          158            150
   Additional paid-in capital.........................................      120,046        111,877
   Treasury stock at cost (46 shares at December 31, 1998)                     (286)           ---
   Unearned compensation related to stock options.....................         (148)          (266)
   Notes receivable - related party...................................          (35)           (35)
   Accumulated other comprehensive loss...............................          (40)           (26)
   Accumulated deficit................................................      (88,334)       (75,945)
                                                                          ---------      ---------

      Total stockholders' equity......................................       31,366         35,755
                                                                          ---------      ---------

  Total liabilities and stockholders' equity..........................    $  34,707      $  38,356
                                                                          =========      =========


                   The accompanying notes are an integral part of these consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



In thousands

                                                             Years Ended December 31,
                                                  --------------------------------------------
                                                       1998          1997           1996
                                                       ----          ----           ----
REVENUE
-------
Product sales....................................   $   14,076     $   14,001     $  11,210
Product license fees.............................        1,290             14           500
Contract product development.....................        1,114            ---            76
Research grants..................................          687            485         1,072
Royalties........................................          288            246           290
                                                    ----------     ----------      --------

    Total revenue................................       17,455         14,746        13,148
                                                    ==========     ==========     =========

COSTS AND EXPENSES
------------------

Cost of product sales............................        7,420          7,027         6,671
Research and development.........................        8,424          6,406         6,294
Selling and marketing............................        5,955          5,460         4,310
General and administrative.......................        9,836         14,764         5,320
                                                    ----------     ----------    ----------

    Total costs and expenses.....................       31,635         33,657        22,595

Operating loss...................................      (14,180)       (18,911)       (9,447)
Interest income..................................        1,250          1,771         1,799
Other income....................................           588            176           120
                                                    ----------     ----------    ----------

Net loss.........................................   $  (12,342)     $ (16,964)    $  (7,528)
                                                    ==========     ==========    ==========

Basic and diluted net loss per share.............   $    (0.76)     $   (1.15)    $   (0.54)
                                                    ==========     ==========    ==========

Weighted average number of shares outstanding....       16,139         14,810        14,057
                                                    ==========     ==========    ==========



                   The accompanying notes are an integral part of these consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




In thousands

                                                                                 Years Ended December 31,
                                                                          ----------------------------------------
                                                                              1998          1997         1996
                                                                              ----          ----         ----
OPERATING ACTIVITIES:
    Net loss............................................................    $ (12,342)    $ (16,964)   $  (7,528)
    Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................        1,438         1,903        2,059
     Gain on sale of assets.............................................          (64)         (162)        (136)
     Amortization of discount and interest on investments...............         (481)         (126)        (955)
     Restricted units issued............................................          ---         5,875          ---
     Amortization of unearned compensation..............................          319           123           83
     Provision for impairment of leasehold improvements.................          145         1,021          ---
     Other..............................................................          ---           ---           16
     Changes in operating assets and liabilities:
       Accounts receivable..............................................         (287)          122       (1,134)
       Inventories......................................................          527           285       (1,263)
       Prepaid and other current assets.................................           65           (62)         130
       Non-current assets...............................................           64           (81)         159
       Accounts payable, accrued expenses and other liabilities.........          802           187          602
                                                                            ---------     ---------    ---------

     Net cash used in operating activities..............................       (9,814)       (7,879)      (7,967)
                                                                            ----------    ----------   ----------

INVESTING ACTIVITIES:
    Proceeds from the sales/maturities of investments...................       33,020        35,500       21,138
    Purchases of investments............................................      (23,274)      (37,071)     (41,530)
    Purchases of property and equipment.................................       (1,166)         (770)      (1,172)
    Proceeds from sale of assets and other..............................           48           183          294
    Cash acquired in business acquisitions..............................        1,118           ---          ---
    Purchase of equity securities.......................................         (500)          ---          ---
                                                                            ----------    ---------    ---------

     Net cash provided by (used in) investing activities................         9,246       (2,158)     (21,270)
                                                                            ----------    ----------   ----------

FINANCING ACTIVITIES:
    Proceeds from sales of preferred and common stock...................        4,000           ---       35,662
    Proceeds from exercised stock options and employee stock purchase
    plan ...............................................................           95           358          785
    Purchase of treasury stock..........................................         (286)          ---          ---
    Preferred dividends paid............................................          (47)          ---          ---
    Other financing activities..........................................          ---           ---           40
                                                                            ---------     ---------    ---------

     Net cash provided by financing activities..........................        3,762           358       36,487
                                                                            ---------     ---------    ---------

Net increase (decrease) in cash and cash equivalents....................        3,194        (9,679)       7,250

Cash and cash equivalents at beginning of period........................        2,083        11,762        4,512
                                                                            ---------     ---------    ---------

Cash and cash equivalents at end of period..............................    $   5,277     $   2,083    $  11,762
                                                                            =========     =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




In thousands                                                                                                  Notes       Unearned
                                                                     Series A                   Additional Receivable-  Compensation
                                             Common Stock        Preferred Stock     Treasury    Paid-In    Related      Related to
                                         Shares        Amount    Shares    Amount     Stock      Capital    Parties    Stock Options

Balance, December 31, 1995 ..........      11,747   $     118         --   $    --   $     --   $  68,847   $     (85)   $      --

Net loss ............................          --          --         --        --         --          --          --           --
Unrealized loss on investments ......          --          --         --        --         --          --          --           --
     Total comprehensive loss ........
Public offering of common stock .....       2,336          23         --        --         --      35,548          --           --
Issuance of common stock under stock
     option plans  ...................        193           2         --        --         --         783          --           --
Unearned compensation related to
     non-employee stock options .....          --          --         --        --         --         411          --         (411)
Amortization of unearned compensation          --          --         --        --         --          --          --           83
Decrease in notes receivable ........          --          --         --        --         --          --          50           --
                                        ---------   ---------   --------   -------   --------   ---------   ---------    ---------
Balance, December 31, 1996 ..........      14,276         143         --        --         --     105,589         (35)        (328)
                                        =========   =========   ========   =======   ========   =========   =========    =========

Net loss ............................          --          --         --        --         --          --          --           --
Unrealized loss on investments ......          --          --         --        --         --          --          --           --
     Total comprehensive loss .......
Issuance of common stock under stock
     option plans ...................         676           7         --        --         --         352          --           --
Unearned compensation related to
     non-employee stock options .....          --          --         --        --         --          61          --          (61)
Amortization of unearned compensation          --          --         --        --         --          --          --          123
Issuance of restricted units ........          --          --         --        --         --       5,875          --           --
                                        ---------   ---------   --------   -------   --------   ---------   ---------    ---------

Balance, December 31, 1997 ..........      14,952         150         --        --         --     111,877         (35)        (266)
                                        =========   =========   ========   =======   ========   =========   =========    =========

Net loss ............................          --          --         --        --         --          --          --           --
Unrealized loss on investments ......          --          --         --        --         --          --          --           --
     Total comprehensive loss .......
Issuance of common stock under stock
     option and employee stock
     purchase plans .................          31          --         --        --         --          95          --           --
Issuance of Series A preferred stock           --          --        500         5         --       3,995          --           --
Dividends paid on Series A preferred
     stock ..........................          --          --         --        --         --          --          --           --
Common stock and warrants issued in
     connection with a business
     acquisition ....................         800           8         --        --         --       3,878          --           --
Unearned compensation related to
     non-employee stock options .....          --          --         --        --         --         145          --          145
Amortization of unearned compensation          --          --         --        --         --          --          --          263
Warrant issued for services rendered           --          --         --        --         --          56          --           --
Purchase of treasury stock ..........          --          --         --        --       (286)         --          --           --
                                        ---------   ---------   --------   -------   --------   ---------   ---------    ---------
Balance, December 31, 1998 ..........      15,783   $     158        500   $     5   $   (286)  $ 120,046   $     (35)   $    (148)
                                        =========   =========   ========   =======   ========   =========   =========    =========


                                                      Accumulated
                                      Comprehensive  Comprehensive   Stockholders'   Total
                                          Loss           Loss         Deficit       Equity

Balance, December 31, 1995 ..........   $      --      $      --      $(51,453)     $17,427

Net loss ............................   $  (7,528)            --        (7,528)      (7,528)
Unrealized loss on investments ......          (4)            (4)           --           (4)
                                        ---------
    Total comprehensive loss ........   $  (7,532)
                                        =========
Public offering of common stock .....                         --            --       35,571
Issuance of common stock under stock
     option plans ...................                         --            --          785
Unearned compensation related to
     non-employee stock options .....                         --            --           --
Amortization of unearned compensation                         --            --           83
Decrease in notes receivable ........                         --            --           50
                                                       ---------      --------      -------
Balance, December 31, 1996 ..........                         (4)      (58,981)      46,384
                                                       =========      ========      =======
Net loss ............................   $ (16,964)            --       (16,964)     (16,964)
Unrealized loss on investments ......         (22)           (22)           --          (22)
                                        ---------
     Total comprehensive loss .......   $ (16,986)
                                        =========
Issuance of common stock under stock
     option plans ...................                         --            --          359
Unearned compensation related to
     non-employee stock options ....                          --            --           --
Amortization of unearned compensation                         --            --          123
Issuance of restricted units ........                         --            --        5,875
                                                       ---------      --------      -------
Balance, December 31, 1997 ..........                        (26)      (75,945)      35,755
                                                       =========      ========      =======

Net loss ............................   $ (12,342)            --       (12,342)     (12,342)
Unrealized loss on investments ......         (14)           (14)           --          (14)
                                        ---------
     Total comprehensive loss .......   $ (12,356)
                                        =========
Issuance of common stock under stock
option and employee stock
     purchase plans .................                         --            --           95
Issuance of Series A preferred stock                          --            --        4,000
Dividends paid on Series A preferred
     stock ..........................                         --           (47)         (47)
Common stock and warrants issued in
     connection with a business
     acquisition ....................                         --            --        3,886
Unearned compensation related to
     non-employee stock options .....                         --            --           --
Amortization of unearned compensation                         --            --          263
Warrant issued for services rendered                          --            --           56
Purchase of treasury stock ..........                         --            --         (286)
                                                       ---------      --------      -------
Balance, December 31, 1998 ..........                  $     (40)     $(88,334)     $31,366
                                                       =========      ========      =======



                   The accompanying notes are an integral part of these consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BUSINESS
       --------

Integra LifeSciences Corporation and subsidiaries (the "Company") develops, manufactures and markets medical devices, implants and biomaterials primarily used in the treatment of burns and skin defects, spinal and cranial disorders, orthopedics, private label medical products, and other surgical applications. The Company seeks to be the world's leading company specializing in implantable medical and biopharmaceutical therapies to target and control cell behavior.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less and have virtually no risk of loss in value to be cash equivalents. Cash and cash equivalents are primarily composed of money market mutual funds, repurchase agreements and U.S. Government securities. The carrying values of these instruments reflect their approximate fair values.

Investments
-----------
The Company's current investment policy is to invest available cash balances in high quality debt securities with maturities not to exceed 18 months. Realized gains and losses are determined on the specific identification cost basis. All investments are classified as available for sale, with unrealized gains and losses reported as a separate component of stockholder's equity.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Liquidity
---------
The Company believes that current cash balances and funds available from existing revenue sources will be sufficient to finance the Company's anticipated operations for at least the next twelve months. The Company may in the future seek to issue equity securities or enter into other financing arrangements with strategic partners to raise funds in excess of its anticipated liquidity and capital requirements.

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

Intangible Assets
-----------------
Intangible assets include the goodwill recorded in connection with the acquisition of Rystan Company, Inc. ("Rystan") on September 28, 1998. The goodwill is being amortized using a straight-line basis over fifteen years. Amortization expense for 1998 was $24,000. The Company assesses whether its intangible assets are impaired based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

Income Taxes
------------
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Research and Development
------------------------
Research and development costs are expensed in the period in which they are incurred.

Revenue Recognition
-------------------
The Company's product revenue is recognized at the time that products are shipped or when title has passed to the customer. Research grant revenue and contract product development revenue are recognized when the related expenses are incurred. Under the terms of current research grants, the Company is reimbursed for allowable direct and indirect research expenses. Product licensing fees are recognized when earned, which is when all related commitments have been satisfied. Royalty revenue is recognized when the Company's marketing and distribution partners sell royalty products.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Concentration of Credit Risk
----------------------------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and short-term investments, which are held at major financial institutions and trade receivables. The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. The Company's provisions for doubtful accounts receivable for the years ended December 31, 1998, 1997 and 1996 were $91,000, $318,000 and $205,000, respectively. Amounts written off for the years ended December 31, 1998, 1997 and 1996 were $127,000, $156,000 and $231,000, respectively.

Net Loss and Loss per Share
---------------------------
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. The Company has not included 3,095,000 options and warrants to purchase common stock at $2.9375 to $11.50 per share and 500,000 shares of preferred stock in the diluted per share computation as the result is antidilutive. The Restricted Units issued by the Company (see Note 8) are included in the weighted average calculation because no further consideration is due related to the issuance of the underlying common shares.

Stock Based Compensation
------------------------
The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", with pro-forma disclosure of net income and earnings per share affect of the fair value method prescribed by SFAS No. 123.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 by the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     BUSINESS ACQUISITIONS AND DISPOSITIONS
       --------------------------------------

Rystan Acquisition
------------------
On September 28, 1998, the Company acquired Rystan Company, Inc. ("Rystan") for 800,000 shares of common stock of the Company and two warrants each having the right to purchase 150,000 shares of the Company's common stock. The purchase price was valued at $4.0 million. The purchase price exceeded the Company's assessment of the fair value of net assets acquired by approximately $1.5 million, which will be amortized on a straight-line basis over 15 years. The acquisition has been accounted for using the purchase method of accounting. The assets and liabilities acquired were as follows (in thousands):

                 Cash and cash equivalents                   $ 1,224
                 Accounts receivable                             225
                 Inventory                                       889
                 Property & equipment                            357
                 Residual goodwill                             1,495
                 Liabilities                                    (183)
                                                               -----

                                                             $ 4,007
                                                             =======

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year (in thousands):

                                                          For the Year Ended
                                                       -----------------------
                                                           1998        1997
                                                        -------     -------

                Total revenue                           $19,414     $17,697
                Net loss                                (11,995)    (16,367)
                Basic and diluted loss per share          (0.72)      (1.05)

The above amounts include Rystan's pre-acquisition financial results for the first nine months of 1998 and all of 1997. The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any activities that might have occurred as a result of the acquisition. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Panafil(Registered) Product Line Disposition
--------------------------------------------
In January 1999, the Company sold the Rystan Panafil(Registered) product line, including the brand name and related production equipment, to Healthpoint, Ltd. for $6.4 million in cash. The Company also agreed to a ten-year non-competition provision regarding any papain-urea debridement products and granted Healthpoint a seven-year right of first refusal regarding any new debridement agent product developed by the Company. The December 31, 1998 balance sheet includes $1.1 million in goodwill and $250,000 in fixed assets that were sold under the agreement. The Company anticipates an estimated pre-tax gain of $4.0 million, subject to the valuation of certain intangibles. The Company is also entitled to receive the first $3 million of Panafil(Registered) sales specifically to the podiatry market and certain hospitals with burn centers. The Company announced in the first quarter of 1999 its intention to move Rystan's operations to its Plainsboro, New Jersey facility by July 1999.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simultaneous with the sale, the Company and Healthpoint entered into a series of co-marketing agreements under which Integra will continue to market Panafil(Registered) and add Healthpoint's debridement agent, Accuzyme(Registered), to its sales call points in the podiatry market and certain hospitals with burn centers. The Company will receive sales commissions for marketing Panafil(Registered) and Accyzyme(Registered) once specified levels of products sales have been obtained.

4.     INVESTMENTS
       -----------

The Company's current investment balances are classified as available for sale and have maturities within one year. The Company held all securities until maturity (or call) during the twelve months ended December 31, 1998 and 1997. For the twelve months ended December 31, 1996, securities were sold for proceeds of $3,938,000 and a net loss of $26,000. Investment balances as of December 31, 1998 and 1997 were as follows:


In thousands                                      Amortized        Unrealized      Unrealized         Fair
                                                     Cost             Gains          Losses          Value
                                                     ----             -----          ------          -----
1998:
    U.S. Government agency securities...........  $    14,950       $       4       $    (44)       $  14,910
                                                  ===========       =========       =========       =========
1997:
    U.S. Government agency securities...........  $    24,215       $     ---       $    (26)       $  24,189
                                                  ===========       =========       =========       =========

5.     INVENTORIES
       -----------

Inventories consist of the following (in thousands):

                                                                                   December 31,
                                                                       ---------------------------------
                                                                              1998              1997
                                                                              ----              ----

       Finished goods.............................................       $   1,433         $     773
       Work-in-process............................................             802             1,251
       Raw materials..............................................             478               326
                                                                         ---------         ---------
                                                                         $   2,713         $   2,350
                                                                         =========         =========

6.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, net, consists of the following (in thousands):

                                                                                December 31,

                                                                       -------------------------------
                                                                              1998              1997
                                                                              ----              ----

       Machinery and equipment....................................       $   4,952         $   4,107
       Furniture and fixtures.....................................             340               221
       Leasehold improvements.....................................           6,843             6,550
                                                                         ---------         ---------
                                                                            12,135            10,878
       Less: Accumulated depreciation and amortization............          (5,844)            (4,464)
                                                                         ----------        ----------
                                                                         $   6,291         $   6,414
                                                                         =========         =========

Depreciation and amortization expense associated with property and equipment for the years ended December 31, 1998, 1997 and 1996 was $1,413,000, $1,903,000 and
$1,959,000, respectively.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     CURRENT LIABILITIES
       -------------------

Accrued expenses and other current liabilities consist of the following (in thousands):


                                                                                December 31,
                                                                       -------------------------------
                                                                              1998              1997
                                                                              ----              ----
       Legal fees..................................................      $     591         $     471
       Contract research...........................................            401               252
       Customer advances...........................................            249                12
       Vacation....................................................            260               214
       Other.......................................................            955               905
                                                                         ---------         ---------
                                                                         $   2,456         $   1,854
                                                                         =========         =========


8.     STOCKHOLDERS' EQUITY
       --------------------

Stock Split
-----------
The Company's shareholders approved a one-for-two reverse split of the Company's common stock at the annual shareholders meeting held on May 18, 1998. All outstanding common share and per share amounts have been retroactively adjusted to reflect the reverse split.

Preferred Stock Transaction
---------------------------
During the second quarter of 1998, the Company sold 500,000 shares of Series A Preferred Stock ("Preferred Stock") for $4 million to Century Medical, Inc. ("CMI"). The Preferred Stock pays an annual dividend of $0.16 per share, payable quarterly, and has a liquidation preference of $4 million. Each share of Preferred Stock is convertible at any time into one-half share of Company common stock and is redeemable at the option of the Company after December 31, 2007.

Common Stock Transactions
-------------------------

In September 1998, the Company issued 800,000 shares of Company common stock and two warrants each having the right to purchase 150,000 shares of the Company's common stock to GWC Health, Inc., a subsidiary of Elan Corporation, plc., as consideration for the acquisition of Rystan (See "Common Stock Warrants" below and Note 3).

On February 1, 1996, the Company completed the issuance of 2,335,625 shares of its common stock through a public offering, resulting in net proceeds of approximately $35.6 million.

Restricted Units
----------------
In December 1997, the Company issued one million restricted units ("Restricted Units") as a fully vested equity based signing bonus to the Company's new President and Chief Executive Officer ("Executive"). Each Restricted Unit represents the right to receive one share of the Company's common stock. The shares of common stock underlying the restricted units ("Unit Shares") shall be delivered to Executive on January 1, 2002 if Executive is employed by the Company on December 31, 2001. If, prior to December 31, 2001, (a) Executive's employment with the Company is terminated for cause or (b) he voluntarily leaves his employment with the Company (other than for good reason or due to disability), the Unit Shares shall be distributed to Executive on January 1, 2018. In connection with the Restricted Units, the Company incurred a non-cash compensation charge of $5.9 million in the fourth quarter of 1997,which is included in general and administrative expenses.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Common Stock Warrants
---------------------
In connection with the acquisition of Rystan, the Company issued two warrants each having the right to purchase 150,000 shares of the Company's common stock. Each of the warrants may be exercised for shares of common stock at any time after September 28, 1998, for a purchase price per share of $6.00 and $7.00, respectively, subject to customary antidilution adjustments. The $6.00 warrant expires on January 31, 2000, provided that if the average closing price on the Nasdaq National Market of the Company's common stock for the thirty trading days ending on the fifth day immediately preceding the then-current expiration date is less than $8.00 per share, then the expiration date shall be extended for one year, but in no event shall be extended beyond January 31, 2003. The $7.00 warrant expires on December 31, 2002.

In conjunction with a 1993 private placement of 347,947 shares of the Company's common stock to Boston Scientific Corporation ("BSC"), the Company sold for additional consideration and issued to BSC a warrant (the "BSC Warrant") to purchase 347,947 shares of the Company's common stock at an exercise price of $14.37 per share. The BSC Warrant is exercisable through January 31, 2000.

Stockholders' Rights
--------------------
As stockholders of the Company, Union Carbide Corporation, BSC, CMI and GWC Health are entitled to certain registration rights. Executive also has demand registration rights under the Restricted Units agreement.

Notes Receivable - Related Parties
----------------------------------
Notes receivable - related party at December 31, 1998 is a recourse note due from a former officer of the Company and is collateralized by shares of the Company.

Stock Repurchase Program
------------------------
In February 1998, the Company announced that its Board of Directors authorized a common stock repurchase program. The share repurchase program of up to 500,000 shares was effective immediately. The share repurchase plan allows the Company to make repurchases from time to time in the open market or through privately negotiated transactions. Through December 31, 1998 the Company acquired 51,745 shares in open market transactions. Repurchased common shares were added to the Company's treasury shares at cost.

9.     STOCK OPTIONS
       -------------

As of December 31, 1998, the Company had four stock option plans, the 1992 Stock Option Plan (the "1992 Plan"), the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1993 Plan"), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1996 Plan") and the 1998 Stock Option Plan (the "1998 Plan").

As of June 30, 1997, no additional options can be granted out of the 1992 Plan and 175,000 shares reserved under the 1992 Plan were cancelled.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reserved 750,000 shares of common stock for issuance under each of the 1993 and 1996 Plans and 1,000,000 shares under the 1998 Plan. The 1993 Plan, 1996 Plan and 1998 Plans (together, "the Plans") permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. Options issued under the Plans become exercisable over specified periods, generally within five years from the date of grant.

In May 1997, the Company's Stock Option Committee and Board of Directors approved an option exchange program pursuant to which employees with options having an exercise price in excess of $8.00 per share under the Company's Stock Option Plans could elect to exchange such options for new stock options with an exercise price of $8.00. Under the exchange program, (i) the number of replacement options issued in exchange for the original options was determined by the utilization of a formula based on the percentage decrease in exercise price from the original grant (not to exceed 25% of the original options and excluding the first 500 options), (ii) the replacement options expiration dates were adjusted to one year later than the original options expiration dates, and
(iii) the vesting terms of the replacement options were adjusted to proportionately reflect the decrease in options, when applicable. Under the exchange program, 542,242 options with exercise prices ranging from $8.50 to $25.00 were exchanged for 445,811 options granted with an exercise price of $8.00, which was in excess of the closing market price at the date of exchange.

The Company has adopted the disclosure-only provisions of SFAS No. 123, and accordingly no compensation cost has been recognized for the stock option plans except the amortization of unearned compensation related to options granted to outside consultants and non-employee directors which amounted to $264,000, $123,000 and $83,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in grant since 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:

     (In thousands)                                                 1998            1997            1996
                                                                    ----            ----            ----
     Net loss.............................................. $   (12,342)    $   (16,964)    $    (7,528)
     Proforma net loss.....................................     (15,023)        (17,777)         (8,259)
     Basic and diluted net loss per share.................. $     (0.76)    $     (1.15)    $     (0.54)
     Proforma basic and diluted net loss per share.........       (0.93)          (1.20)          (0.59)

As options vest over a varying number of years and awards are generally made each year, the proforma impacts shown here may not be representative of future proforma expense amounts. The proforma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                                           1998              1997              1996
                                                           ----              ----              ----
                   Dividend yield.....................        -0-              -0-               -0-
                   Expected volatility................        80%              80%               60%
                   Risk free interest rate............       5.2%             6.2%              6.1%
                   Expected option lives..............    4 years          6 years           3 years

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 1998, option activity for all the Plans (including the 1992 Plan) was as follows:

                                                     Weighted-Average
                                                      Exercise Price     Shares
(Shares in thousands)                                 --------------     ------

December 31, 1995, Outstanding.....................       $     8.32      1,667
                                                                         ======
December 31, 1995, Exercisable.....................       $     4.12        842
                                                                         ======
Granted............................................       $    19.54        105
Exercised..........................................       $     4.06       (193)
Canceled...........................................       $    16.76       (174)
                                                                         ------
December 31, 1996, Outstanding.....................       $     8.68      1,405
                                                                         ======
December 31, 1996, Exercisable.....................       $     5.64        950
                                                                         ======

Granted............................................       $     7.10      1,493
Exercised..........................................       $     0.53       (676)
Canceled...........................................       $    15.52       (681)
                                                                         ------
December 31, 1997, Outstanding.....................       $     7.68      1,541
                                                                         ======
December 31, 1997, Exercisable.....................       $     9.36        393

Granted............................................       $     4.35      1,045
Exercised..........................................       $     8.00         (1)
Canceled...........................................       $     8.21       (138)
                                                                         ------
December 31, 1998, Outstanding.....................       $     6.26      2,447

December 31, 1998, Exercisable.....................       $     8.45        730

December 31, 1998, Available for Grant.............                         179

The exercise price of all options granted under the 1992 Plan and the Plans was equal to or greater than the fair market value of the common stock on dates of grant. The weighted average exercise price and fair market value of options granted in 1998, 1997 and 1996 were as follows:

                          In Excess of Market Price               Equal to Market Price
                          -------------------------               ---------------------
                    Exercise Price          Fair Value     Exercise Price         Fair Value
                    --------------          ----------     --------------         ----------
          1998         $  8.00              $  1.98           $  4.19              $  2.59
          1997         $  8.08              $  4.56           $  6.44              $  4.96
          1996         $ 17.10              $  6.48           $ 21.36              $  9.04

The following table summarizes information about the outstanding and exercisable stock options at December 31, 1998:

                                         Options Outstanding                             Options Exercisable
                            -----------------------------------------------         ------------------------------
Options in thousands                            Weighted            Weighted                             Weighted
                                                 Average             Average                              Average
      Range of                As of             Remaining           Exercise           As of             Exercise
  Exercise Prices           12/31/98        Contractual Life          Price           12/31/98             Price
  ---------------           --------        ----------------          -----           --------             -----
  $3.375 - $3.875                577           6.0 years            $ 3.375                ---          $    ---
  $4.3125 - $8.00              1,738           5.4 years            $  6.55                645          $   7.33
   $8.13 - $23.00                132           2.5 years            $ 15.13                 85          $  16.93
                              ------                                                     -----
                               2,447                                                       730
                              ======                                                     =====

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    LEASES
       ------

The Company leases all of its facilities through noncancelable operating lease agreements. In November 1992, a corporation whose shareholders are trusts whose beneficiaries include beneficiaries of a significant shareholder acquired from independent third parties a 50% interest in the general partnership from which the Company leases its approximately 35,000 square foot administrative, manufacturing, research and principal warehouse facility in Plainsboro, New Jersey. The lease provides for rent escalations of 10.1% and 8.5% in the years 2002 and 2007, respectively, and expires in October 2012. The total amount of the minimum lease payments related to the New Jersey facility is being charged to expense on the straight-line method over the term of the lease.

In 1994, the Company leased a 25,000 square foot medical facility in West Chester, Pennsylvania. The facilities were acquired in April 1994 by a related party of a significant shareholder and were leased and otherwise made available for use by the Company as of May 1, 1994. The lease agreement provides that the Company was obligated to pay monthly non-escalating fixed amounts for the facility for a period of five years, with three five-year options to extend the lease. The intent of the lease agreement was to make available to the Company additional freeze drying facilities and other production assets as well as warehouse and administrative space. In January 1998, the Company decided to suspend its operations at its leased facility in West Chester, Pennsylvania and in June 1998, entered into a Lease Termination Agreement (the "Termination Agreement") related to the leased facility. Under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company is required to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the future cash flows do not recover the carrying value of the Long-Lived Assets. The Company incurred asset impairment charges of $1,021,000 in 1997 and $145,000 in 1998, respectively, related to certain leasehold improvements made at the West Chester facility. In addition, the Termination Agreement requires an aggregate payment of $330,000 related to the facility's maintenance, certain operating costs and other commitments and is payable through April 1999. This Termination Agreement was expensed in general and administrative expense.

The Company also leases 18,600 square feet of administrative and laboratory space in San Diego, California under a five-year lease agreement that provides for monthly payments with annual escalations.

As a result of the Rystan acquisition, the Company also leases 12,000 square feet of manufacturing and administrative space in Little Falls, New Jersey. The lease is a three-year lease with fixed monthly payments and no renewal options.

The Company is required to pay for utilities, taxes, insurance and maintenance at its principal leased facilities. The Company also leases facilities additional space for administrative support activities and storage under short-term agreements in New Jersey and California.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum lease payments under operating leases at December 31, 1998 were as follows:


         In thousands                Related          Third
                                     Parties         Parties          Total

                                    -----------     -----------    ------------
         1999                          $  210         $   514        $   724
         2000                             210             508            718
         2001                             210             513            723
         2002                             213             485            698
         2003                             231             478            709
         Thereafter                     2,140             365          2,505
                                    -----------     -----------    ------------
         Total minimum lease
           payments and receipts       $3,214          $2,863        $ 6,077
                                    ===========     ===========    ============

Total rental expense for the years ended December 31, 1998, 1997 and 1996 was $780,000, $640,000 and $654,000, respectively, and included $267,000, $390,000 and $390,000 in related party expense, respectively.

11.    INCOME TAXES
       ------------

The temporary differences which give rise to deferred tax assets and (liabilities) are presented below:

In thousands                                                                   December 31,
                                                                    ----------------------------------
                                                                          1998             1997
                                                                    ----------------- ----------------
Net operating loss and tax credit carryforwards                       $    36,679       $    31,974
Inventory reserves and capitalization                                       1,312             1,402
Other                                                                       3,086             3,406
Depreciation                                                                  767               682
                                                                      -----------       -----------
Total deferred tax assets before valuation allowance                       41,844            37,464

Valuation allowance                                                       (41,844)          (37,464)
                                                                      ------------      ------------
Net deferred tax assets                                                      ----              ----
                                                                      ===========       ===========


The Company's valuation allowance of $41.8 million was provided against the deferred tax assets due to the uncertainty of realization.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                              1998              1997              1996
                                                          --------------    -------------     -------------
Federal statutory rate                                         (34.0%)           (34.0%)           (34.0%)
Expenses not deductible for tax purposes:
     Increase in valuation allowance for deferred tax
     assets and net operating losses not recognized

                                                                32.2%             32.6%             32.7%
       Other                                                     1.8%              1.4%              1.3%
                                                          -----------       -----------       -----------
Effective tax rate                                               ----              ----              ----
                                                          ===========       ===========       ===========

At December 31, 1998, the Company has net operating loss carryforwards of approximately $48 million and $35 million for federal and state income tax purposes, respectively, to offset future taxable income, if any, which expire through 2018 and 2005, respectively.

At December 31, 1998, several of the Company's subsidiaries have unused net operating loss and tax credit carryforwards arising from periods prior to the Company's ownership. The net operating loss carryforwards (excluding Telios Pharmaceuticals, Inc. ("Telios")) of approximately $10 million for federal income tax purposes expire between 2000 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating losses that are available and the Company's ability to utilize such losses is dependent on the determined value of Telios at the date of acquisition. The timing and manner in which these net operating losses may be utilized in any year by the Company are severely limited by Section 382 and other provisions of the Internal Revenue Code of 1986, as amended, and its applicable regulations.

12.    EMPLOYEE BENEFIT PLANS
       ----------------------

The Company has a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching and discretionary profit sharing contributions, which are determined annually by the Company, vest over a six-year period of service. For the years ended December 31, 1998, 1997 and 1996, the Company's discretionary matching was based on a percentage of salary reduction elections per eligible participant and totaled $48, $35 and $33, respectively. No discretionary profit sharing contribution was made in any year.

The Company received shareholder approval for its Employee Stock Purchase Plan ("ESPP") in May 1998. The purpose of the Plan is to provide eligible employees of the Company and certain of its subsidiary corporations with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the Plan, a total of 500,000 shares of Common Stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company as treasury shares.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    DEVELOPMENT, LICENSE AND ROYALTY AGREEMENTS
       -------------------------------------------

The Company has various development funding agreements and grant awards under which it receives payments to support research and development activities. Significant development funding and grant awards include;

       A strategic alliance with Johnson & Johnson Professional, Inc. (now know as "DePuy") to develop and market a new product to regenerate articular cartilage. The Company will develop an absorbable, collagen-based implant designed in combination with a proprietary RGD peptide. DePuy will develop the arthroscopic instrumentation used in the surgery and will market the combined products worldwide. Under the terms of the agreement, DePuy will make payments up to $13 million as the Company meets various milestones, and will fund all necessary development costs beyond the pre-clinical phase. Following successful development, the Company will be responsible for manufacturing the product and for future new product development. The Company received $1 million in development funding under the agreement in 1998.

       A three-year, $2 million Department of Commerce award under the National Institute of Standards and Technology ("NIST") program for continued work on a class of biodegradable polymers licensed from Rutgers University. This second award began in April 1998 and the Company received approximately $340 of funding under it in 1998.

       An annual award under the Contraceptive Research and Development (CONRAD) program in collaboration with the Eastern Virginia Medical School to further develop polymer based materials for use in reproductive health applications. Under the collaboration, CONRAD provides the Company with grant funding to cover a portion of the expenditures under the program.

       In connection with a distribution agreement with Genetics Institute, Inc. ("GI"), the Company receives development support payments from GI to support development of specialized delivery matrices for the release of GI's recombinant human bone morphogenic protein (rhBMP-2) to simulate bone growth.

In March 1998, the Company entered into a series of agreements with Century Medical, Inc ("CMI"), a wholly-owned subsidiary of ITOCHU Corporation, under which CMI will distribute the Company's identified neurosurgical products. Under the agreements, CMI paid an up-front non-refundable licensing fee of $1.0 million in the first quarter of 1998 and agreed to underwrite the costs of the Japanese clinical trials and regulatory approval processes.

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

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on the sales of products that are commercialized relative to the granted rights and licenses. Through December, 31, 1998, royalties expense has primarily been based on sales of Integra Artificial Skin(Registered) under agreements with Massachusetts Institute of Technology and Hoechst Marion Roussel. Royalty payments under these agreements by the Company were not significant for any of the periods presented. All other licensing and technology rights agreements with various third parties have yet to have commercial product sold under them.

14.    LEGAL MATTERS
       -------------

Various lawsuits claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.

In November 1997, the Company and the Massachusetts Institute of Technology ("MIT") filed a patent infringement lawsuit against LifeCell Corporation ("LifeCell"). LifeCell filed counterclaims seeking declaratory judgments of non-infringement and patent invalidity and filed a complaint against the Company and MIT in Texas state court claiming tortious interference, business and product disparagement, unfair competition amoung other charges. LifeCell was seeking unspecified actual monetary damages in an amount not less than $12 million together with treble damages, unspecified punitive damages, and other relief. In April 1998, the Company and LifeCell agreed to settle all litigation pending between the parties. Under the terms of the settlement, the Company has agreed not to assert certain patents against LifeCell's current technology or reasonable equivalents thereof and LifeCell has acknowledged the validity of these patents. As part of the settlement agreement, the Company agreed to purchase $500,000 of LifeCell common stock, and LifeCell agreed to a royalty-bearing license for any possible future biomaterials-based matrix products developed by LifeCell that may be covered by the patents.

In January 1994, the Company entered into a five-year distribution agreement with the distributor of the Company's Chronicure product pursuant to which the distributor is obligated to purchase certain minimum quantities of wound care products. In October 1995, the Company's subsidiary filed a complaint in the United States District Court for the District of New Jersey claiming the distributor breached the distribution agreement by, among other things, not paying the subsidiary for certain products delivered. In November 1995, the distributor filed an affirmative defense and counterclaim alleging, among other things, fraudulent misrepresentation and breach of contract and seeking damages of approximately $1.2 million plus unspecified punitive damages. In June 1998, the Company and the distributor entered into a settlement agreement in which the distributor agreed to pay an aggregate of $550,000 in installments over the remainder of 1998. The Company recorded a net gain in other income in 1998 of $545,000 as a result of the settlement.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 1996, the Company filed a patent infringement lawsuit against three parties: Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps. The complaint charges, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe on one of the Company's patents. This patent is one of a group of five patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid peptide sequence found in many extracellular matrix proteins. The defendants have filed a countersuit asking for an award of defendants' reasonable attorney fees.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the financial condition of the Company. The Company's financial statements do not reflect any significant amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

15.    SEGMENT INFORMATION AND MAJOR CUSTOMER DATA
       -------------------------------------------

The Company adopted SAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach designates the Company's internal organizational structure as used by management for making operating decisions and assessing performance, as the source of business segments. On this basis, the Company has two reportable segments: (1) Medical Products; and (2) Skin Defects and Burns. In the Company's Medical Products segment, many of the Company's products are sold to customers under the terms of multiple-year marketing and distribution agreements that provide for purchase and supply commitments on the part of the customer and the Company, respectively. In many cases marketing customers have paid license fees for the marketing and distribution rights or development funding for the products. The Company's Skin Defects and Burns business includes the Company's lead product, Integra Artificial Skin(Registered), and the Panafil(Registered) product line acquired in the Rystan acquisition.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Selected financial information on the Company's business segments is reported below (in thousands):

                                                                   Reportable
                             Medical        Skin Defects         Segments        Corporate and
                            Products         and Burns          Sub-total         All Other          Total
----------------------------------------------------------------------------------------------------------------

1998
----
Sales                          $ 7,755        $  6,321             $  14,076     $      ---        $   14,076
Total revenue                   10,712           6,321                17,033            422            17,455
Operating costs                 11,210          11,279                22,489          9,146            31,635
Net income (loss)                 (498)         (4,958)               (5,456)        (6,886)          (12,342)

1997
----
Sales                            8,038           5,963                14,001            ---            14,001
Total revenue                    8,309           5,963                14,272            474            14,746
Operating costs                  9,071           9,602                18,673         14,984            33,657
Net income (loss)                 (762)         (3,639)               (4,401)       (12,563)          (16,964)

1996
----
Sales                            8,091           3,119                11,210            ---            11,210
Total revenue                    9,405           3,119                12,524            624            13,148
Operating costs                  8,379           7,060                15,439          7,156            22,595
Net income (loss)                1,026          (3,941)               (2,915)        (4,613)           (7,528)


Research and development expense is allocated to segments based on a specific identification of program costs within each segment. The Company allocates specific general and administrative expenses such as regulatory and legal expense items to the segments, with the remaining corporate activities reflected as corporate activities. Included in Corporate and All Other are the Company's activities under its Developing Businesses and Ventures activities, which includes activities involving the pharmacological applications of its technologies and other development programs not related to its core activities. The Company does not review identifiable assets on a segment basis.

The following table represents customers that accounted for over 10% of product sales in one or more years:

                 Customer                 1998           1997            1996
                 --------                 ----           ----            ----
                 Customer A                15%            13%             15%
                 Customer B                --             --              15%
                 Customer C                12%            11%             12%
                                          ----           ----            ----
                                           27%            24%             42%

For the years ended December 31, 1998, 1997 and 1996, the Company's foreign export sales, primarily to Europe and the Asia Pacific regions, were 18%, 14% and 16% of total product sales, respectively.

The Company's product sales consists of several products that make up a large percentage of the total, including the Company's Integra Artificial Skin product which accounted for 41%, 43% and 28% of product sales for the years ended December 31, 1998, 1997 and 1996, respectively.

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.    SUPPLEMENTAL CASH FLOW INFORMATION
       ----------------------------------

In connection with the September 1998 acquisition of Rystan, the Company issued 800,000 shares of its common stock and two warrants with an aggregate value of $3.9 million.

Included in other current liabilities at December 31, 1997 is $57,000 related to fixed asset additions and leasehold improvements that were paid after year-end.

17.    SUBSEQUENT EVENT
       ----------------

NeuroCare Group Acquisition
---------------------------
On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies ("NeuroCare"), a leading provider of neurosurgical products, for an acquisition price of $25 million. The $25 million acquisition price was comprised of $14 million of cash and $11 million of assumed indebtedness under a term loan from Fleet Capital Corporation. Fleet is also providing a $4 million revolving credit facility to fund working capital requirements. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10 million of Integra Series B Preferred Stock and related warrants. The convertible preferred shares are convertible into 2,617,801 shares of the Company's common stock, has a liquidation preference of $10 million with a 10% compounded annual return and is senior to all other equity securities of the Company. The warrants issued are for the right to acquire 240,000 shares of the Company's common stock at an exercise price of $3.82 per share. The Company provided the balance of the cash portion of the purchase price. NeuroCare designs, manufactures and sells implants, instruments and monitors used in neurosurgery and intensive care units, primarily for the treatment of hydrocephalus and neurological trauma. NeuroCare's product lines include the Camino, Heyer-Schulte, Redmond and Neuro Navigational brand names.