Form 10-Q
period 1999-03-31
INTEGRA LIFESCIENCES CORP
filed 1999-05-17
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        March 31, 1999
                                                  --------------

                Commission file number               0-26224
                                                     -------

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

                         [x] Yes         [ ] No

     As of May 11, 1999 the registrant had outstanding 15,730,988 shares of Common Stock, $.01 par value.

                        INTEGRA LIFESCIENCES CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998 (Unaudited)                               3

            Condensed Consolidated Statements of Operations for the
               three months ended March 31, 1999 and 1998 (Unaudited)          4

            Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1999 and 1998 (Unaudited)          5

            Notes to Unaudited Condensed Consolidated Financial
               Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds        13

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

Exhibits                                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)

                                                                           March 31, 1999       December 31, 1998
                                                                           --------------       -----------------
ASSETS
Current Assets:
     Cash and cash equivalents........................................         $      7,643            $    5,277
     Short-term investments...........................................               11,996                14,910
     Accounts receivable, net.........................................                8,776                 3,106
     Inventories......................................................               13,101                 2,713
     Prepaid expenses and other current assets........................                1,348                   921
                                                                               ------------            ----------
         Total current assets.........................................               42,864                26,927
 Property and equipment, net..........................................               10,067                 6,291
 Intangible assets, net...............................................               13,177                 1,446
 Other assets.........................................................                  575                    43
                                                                               ------------            ----------
    Total assets......................................................         $     66,683            $   34,707
                                                                               ============            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade............................................         $      2,397            $      573
   Accrued expenses and other current liabilities.....................                7,206                 2,456
   Income taxes payable...............................................                  663                   --
   Current portion of term loan.......................................                1,500                   --
                                                                               ------------            ---------
         Total current liabilities....................................               11,766                 3,029
 Long-term loan.......................................................                9,500                   --
 Deferred revenue.....................................................                  669                   --
 Deferred tax liability...............................................                2,562                   --
 Other liabilities....................................................                  442                   312
                                                                               ------------            ----------
         Total liabilities............................................               24,939                 3,341
                                                                               ------------            ----------

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares; 500 Series
  A Convertible shares issued and outstanding at March 31, 1999 and
  December 31, 1998, $4,000 liquidation preference; 100 Series
  B Convertible shares issued and outstanding at March 31, 1999,
  $10,000 with a 10% compounded annual divided liquidation preference).                   6                     5
Common stock, $.01 par value (60,000 authorized shares; 15,783 shares
  issued at March 31, 1999 and December 31, 1998) ....................                  158                   158
Additional paid-in capital............................................              129,952               120,046
Treasury stock, cost (46 shares at March 31, 1999 and December 31,
     1998)............................................................                 (286)                 (286)
Accumulated other comprehensive income................................                  (24)                  (40)
Other.................................................................                 (134)                 (183)
Accumulated deficit...................................................              (87,928)              (88,334)
                                                                               -------------           -----------
         Total stockholders' equity...................................               41,744                31,366
                                                                               ------------            ----------
 Total liabilities and stockholders' equity...........................         $     66,683            $   34,707
                                                                               ============            ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share amounts)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----
REVENUE

Product sales........................................$    4,605    $    3,163
Product license fees.................................      --           1,015
Product development..................................       112           250
Research grants......................................       192            69
Royalties............................................        59            63
                                                       --------      --------
    Total revenue....................................     4,968         4,560

COSTS AND EXPENSES

Cost of product sales................................     2,694         1,726
Research and development.............................     1,997         2,142
Selling and marketing................................     1,579         1,560
General and administrative...........................     2,226         2,822
                                                      ---------     ---------
    Total costs and expenses.........................     8,496         8,250
                                                      ---------     ---------

Operating loss.......................................    (3,528)       (3,690)
Gain on disposition of product line..................     4,161           --
Other income.........................................       253           390
                                                      ---------     ---------

Income (loss) before income taxes....................       886        (3,300)
Provision for income taxes...........................       460            --
                                                      ---------     ---------

Net income (loss)....................................       426        (3,300)
                                                      =========     ==========
Basic net income (loss) per share.................... $    0.02     $   (0.21)
                                                      =========     ==========
Average number of basic common shares
    outstanding......................................    16,731        15,952
                                                     ==========    ==========

Diluted net income (loss) per share.................. $    0.02     $   (0.21)
                                                      =========     ==========
Average number of diluted common shares
    outstanding......................................    17,256        15,952
                                                     ==========    ==========


                    The accompany notes are an integral part
               of the condensed consolidated financial statements

              INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (In thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            1999              1998
                                                                                            ----              ----

OPERATING ACTIVITIES:

    Net income (loss)......................................................          $       426       $    (3,300)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation and amortization.......................................                  443               336
       Gain on sale of product line and other assets.......................               (4,161)              (40)
       Amortization of discount and interest on investments................                 (104)              249
       Amortization of unearned compensation...............................                   50                34
       Changes in assets and liabilities:

          Accounts receivable..............................................                 (712)             (359)
          Inventories......................................................                  452               (40)
          Prepaid expenses and other current assets........................                  (51)             (121)
          Non-current assets...............................................                  (21)               (7)
          Accounts payable, accrued expenses and other liabilities.........                  999             1,108
                                                                                     -----------       -----------
       Net cash used in operating activities...............................               (2,679)           (2,140)
                                                                                     -----------       -----------

INVESTING ACTIVITIES:

    Proceeds from sale of product line and other assets....................                6,354                47
    Purchases of available-for-sale investments............................               (2,966)           (8,662)
    Proceeds from sale/maturity of investments.............................                6,000            14,920
    Cash used in a business acquisition....................................              (13,935)               --
    Purchases of property and equipment....................................                 (388)             (330)
                                                                                     -----------       -----------
       Net cash provided by (used in) investing activities.................               (4,935)            5,975
                                                                                     -----------       -----------

FINANCING ACTIVITIES:

    Treasury stock purchases...............................................                   --                (4)
    Proceeds from exercised stock options..................................                   --                 8
    Preferred dividends paid...............................................                  (20)               --
    Proceeds from sale of preferred stock..................................               10,000                --
                                                                                     -----------       -----------
       Net cash provided by financing activities...........................               9,980                  4
                                                                                     -----------       -----------

Net increase in cash and cash equivalents..................................                2,366             3,839

Cash and cash equivalents at beginning of period...........................                5,277             2,083
                                                                                     -----------       -----------
Cash and cash equivalents at end of period.................................          $     7,643       $    5,922
                                                                                     ===========       ===========


              The accompanying notes are an integral part of the condensed consolidated financial statements

           INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   General

     In the opinion of management, the March 31 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

2.   Acquisition

     On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare Group of companies ("NeuroCare"), a leading provider of neurosurgical products. The $25 million acquisition price was comprised of $14 million of cash and $11 million of assumed indebtedness under a term loan from Fleet Capital Corporation. Fleet is also providing a $4 million revolving credit facility to fund working capital requirements, which was not drawn down as of March 31, 1999. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10 million of Series B Convertible Preferred Stock and warrants. The convertible preferred shares are convertible into 2,617,801 shares of the Company's common stock, have a liquidation preference of $10 million with a 10% compounded annual return and are senior to all other equity securities of the Company. The warrants issued are for the right to acquire 240,000 shares of the Company's common stock at an exercise price of $3.82 per share. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition and is pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill and other intangible assets of approximately $12.8 million, which is being amortized on a straight-line basis over 15 years. The following is a summary of the preliminary allocation (in thousands):

           Cash..........................................      $    285
           Accounts receivable...........................         4,958
           Inventory.....................................        10,905
           Property and equipment........................         4,056
           Other assets..................................           877
           Intangible assets and goodwill................        12,815
           Accrued expenses and other liabilities........        (8,896)
           Term loan.....................................       (11,000)
                                                                ========
                                                               $ 14,000
                                                                ========

           INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


     The following unaudited pro forma financial information assumes that the acquisition had occurred on January 1st of each period (in thousands):

                                             For the Three Months ended
                                                    March 31,
                                                 1999       1998
                                                 ----       ----

     Total revenue......................    $   12,198   $  13,380
     Net loss...........................        (2,932)     (3,155)
     Basic and diluted net loss per
       share............................         (0.18)      (0.19)

     The above amounts include pre-acquisition financial results for the three months ended March 31, 1998 and the pre-acquisition results of NeuroCare through March 25, 1999. Excluded from the net loss and net loss per share results is the gain from the sale of the Panafil(R) product line (See Note
     3). The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any activities that might have occurred as a result of the acquisition. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.   Panafil(R) Product Line Disposition

     In January 1999 the Company sold the Rystan Panafil(R) product line, including the brand name and related production equipment, to Healthpoint, Ltd. for $6.4 million in cash. The Company recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture, including the closing of the Rystan facility.

4.   Income (loss) per share and comprehensive income (loss)

     Basic and diluted net income (loss) per share and comprehensive income
     (loss) for the three months ended March 31 were as follows:

      (In thousands)                                        1999       1998
                                                            ----       ----
      Basic per share computation:
        Net income (loss)..............................  $   426    $ (3,300)
        Dividends on Series A preferred stock..........      (20)         --
                                                         -------    --------
        Net income (loss) available to common stock....      406    $ (3,300)
        Average number of shares outstanding...........   16,731      15,952
        Basic net income (loss) per share..............  $  0.02    $  (0.21)
                                                         =======    ========
      Diluted per share computation:
        Net income (loss)..............................  $   426    $ (3,300)

        Average number of shares outstanding...........   16,731      15,952
        Effect of dilutive stock options...............      187          --
        Effect of preferred stock and dilutive
          warrants ....................................      338          --
                                                         -------    --------
        Average dilutive number of shares outstanding..   17,256      15,952

        Diluted net income (loss) per share............  $  0.02    $  (0.21)
                                                         =======    ========

     Comprehensive income (loss):
        Net income (loss)..............................  $   426    $ (3,300)
        Unrealized gain (loss) on investments..........       16         (51)
                                                         -------    --------
        Comprehensive income (loss)....................  $   442    $ (3,351)
                                                         =======    ========

     Option and warrants to purchase additional shares of common stock of 2,539,068 (at a price range of $4.31 to $23.00) and 1,888,008 (at a price range of $3.55 - $23.00) were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted income
     (loss) per share because the exercise prices were greater than the average market price of the common stock for those periods.

5.   Inventories

     Inventories consist of the following:

        (In thousands)           March 31, 1999        December 31, 1998
                                 --------------        -----------------

        Finished goods........     $    5,131             $   1,433
        Work-in-process.......          4,197                   802
        Raw materials.........          3,773                   478
                                   ----------             ---------
                                   $   13,101             $   2,713
                                   ==========             =========

           INTEGRA LIFESCIENCES CORPORATION AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

6.   Current Liabilities

     Accrued expenses and other liabilities consist of the following:


        (In thousands)                                     March 31, 1999          December 31, 1998
                                                           ---------------         -----------------
        Legal fees.................................         $      451                $     591
        Contract research..........................                441                      401
        Deferred revenue and other advances........                493                      249
        Vacation ..................................                602                      260
        Provision for facility closing.............                574                       96
        NeuroCare acquisition costs................              1,164                       --
        Other .....................................              3,481                      899
                                                            ----------                ---------
                                                            $    7,206                $   2,456
                                                            ==========                =========

7.   Segment Reporting

     The Company's reportable business segments are outlined in the Company's 1998 audited financial statements. As a result of the NeuroCare acquisition, the Company operates the Company's neurosurgical business activities as a separate business segment. The majority of the Company's neurosurgical activity was previously included in the medical products business segment. The sale of the Panafil(R) product line in the first quarter of 1999 is included in the Skin Repairs and Burns net income.



In thousands                                                       Reportable     Corporate
                      Neuro-surgical   Medical      Skin Repair     Segments       and All
Business Segment                       Products      and Burns     Sub-total        Other          Total
--------------------- -------------- ------------- -------------- ------------- -------------- -------------

First Quarter
1999

Sales                   $     522      $   2,473     $   1,610      $   3,163     $      --      $   3,163
Total revenue                 522          2,726         1,610          4,858           110          4,968
Operating costs               940          2,637         2,711          6,288         2,208          8,496
Net income (loss)            (418)            89         2,600          2,271        (1,845)           426


First Quarter
1998

Sales                   $      --      $   1,813     $   1,350      $   3,163     $      --      $   3,163
Total revenue               1,023          2,141         1,350          4,514            46          4,560
Operating costs               490          2,194         3,015          5,699         2,551          8,250
Net income (loss)             533            (53)       (1,665)        (1,185)       (2,115)        (3,300)

For the three months ended March 31, 1999 and 1998, the Company's foreign sales, primarily to Europe and the Asia Pacific regions, were 18% and 20% of total product sales, respectively.

8.   Legal Matters

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

     The ultimate liability of any case for which a settlement agreement has not been reached cannot be determined because of the considerable uncertainties that exist. The Company's financial statements do not reflect any significant amounts related to possible unfavorable outcomes of the matter above or any other matters. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

General

     The Company has developed principally by combining existing businesses, acquiring synergistic technologies and forming strategic business and technological alliances. As a result of the Company's acquisition of Rystan Company, Inc. ("Rystan") in September 1998 and the acquisition of the NeuroCare Group of companies ("NeuroCare") in March 1999, the Company's consolidated financial results for the three months ended March 31, 1999 and 1998 may not be directly comparable. In addition, the Company's financial information discussed below should be considered in light of the Company's sale of the Panafil(R) product line on January 5, 1999.

Results of Operations

     In January 1999 the Company recognized a $4.2 million gain ($3.7 million net of taxes) related to the sale of the Panafil(R) product line along with certain other assets related to the product.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Total revenues increased to approximately $5.0 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31,1998 with increases in product sales offset by a decline in licensing fees. Product sales increased to $4.6 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. Excluding product sales of Rystan and NeuroCare in the current quarter, sales increased $400,000 with medical product sales increasing $540,000 and INTEGRA(TM) Artificial Skin ("INTEGRA") sales declining $140,000 compared to the first quarter of 1998. Medical product sales increases were across three private label products and the Company's Helistat(R) product line. Because significant portions of the Company's medical products segment sales are made to marketing partners and distributors, quarter-to-quarter sales in the segment can vary significantly.

     Product sales from NeuroCare and Rystan each added $520,000 in the current quarter, with $380,000 from the Panafil(R) product line prior to its disposition in January 1999. Although under the terms of the Panafil(R) disposition agreement the Company is entitled to revenue based on identified sales into the podiatry and burn care markets (less certain fees), the Company currently anticipates a decline in revenue compared to historical Panafil(R) revenue levels. NeuroCare product sales were included as of March 26, 1999 under the terms of the acquisition agreement.

     Export sales for the three months ended March 31, 1999 increased to $740,000 from $640,000 for the three months ended March 31, 1998 and included $364,000 of INTEGRA sales in the current quarter.

     Other revenue, which includes grant revenue, licensing fees, product development revenue and royalties, declined approximately $1.0 million to $360,000 for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. The decline was due to a $1.0 million non-refundable licensing fee from Century Medical, Inc. in the first quarter of 1998. The Company's product development revenue also declined slightly and was offset by higher grant funding. The Company's development and marketing agreement with DePuy, a Johnson & Johnson Company, does not include quarterly development funding payments in 1999. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

     Cost of product sales increased to approximately $2.7 million (59% of product sales) for the three months ended March 31, 1999 from $1.7 million (55% of product sales) for the three months ended March 31, 1998. Included in the 1999 cost of product sales is $210,000 related to the fair value purchase accounting adjustment for Rystan and NeuroCare's inventory. Excluding the purchase accounting adjustments, the cost of product sales for the three months ended March 31, 1999 was 54% of product sales. The Company continues to experience a higher cost of product sales as a percentage of product sales because of the high fixed costs and low utilization of the Company's INTEGRA manufacturing facility. The Company currently anticipates that its overall gross margin will decline for the next two quarters due to the fair value purchase accounting adjustment related to the NeuroCare acquisition. The Company continues to believe that its current capacity to produce its products is sufficient to support significant growth, and the utilization of this capacity will affect its gross margin on product sales.

     Research and development expense declined to approximately $2.0 million for the three-month period ended March 31, 1999 from $2.1 million for the three-month period ended March 31, 1998. Increases associated with additional development personnel for the Company's medical products orthopedic development programs were offset by a decline in expenditures for contract development programs in the skin repair and burn and other developing business segments. The Company expects that the level of research and development expenditures in 1999 will exceed 1998 levels due to the acquisition of NeuroCare. The Company anticipates adjusting the allocation of research and development resources as the Company combines NeuroCare's development activities. The amount of resources and the allocation of those resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, continued program funding levels, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

     Selling and marketing expense was approximately $1.6 million for the three-month periods ended March 31, 1999 and 1998. The current period included $320,000 in increases from Rystan and NeuroCare activities with the significant portion coming from Rystan's telemarketing activities. There were also increases in expenditures related to the Company's DuraGen product pre-launch activities. The Company currently anticipates a European launch in the second quarter. DuraGen is pending 510(k) clearance from the FDA in the United States. Cost increases were offset by a decline in marketing activities and personnel in the skin repair and burn segment. The Company anticipates a significant increase in overall selling and marketing costs in the neurosurgical segment as result of the NeuroCare acquisition.

     General and administrative expense declined to approximately $2.2 million for the three-month period ended March 31, 1999 from $2.8 million for the three-month period ended March 31, 1998. The decline included a significant reduction in legal fees as the Company resolved various litigation matters in the first half of 1998. The Company also took a $200,000 charge in 1998 related to an asset impairment provision. The Company has announced that it will be closing NeuroCare's corporate headquarters and distribution center in Pleasant Prairie, Wisconsin during the third quarter of 1999. While the Company believes that the consolidation of the Company's corporate and distribution facilities will result in an overall cost reduction, it is anticipating higher operating costs over the next two quarters as a result of the NeuroCare acquisition, including costs associated with a short term retention program for key Wisconsin personnel, the transfer and installation of distribution and telecommunication equipment and other transition and training costs required as a result of the facility closing.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through private and public offerings of equity securities, revenues from sales of products, research grants from government agencies, development and licensing agreements with major industrial companies, borrowings under a revolving credit line and cash acquired in connection with business acquisitions. At March 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $19.6 million. The Company's principal uses of funds during the three-month period ended March 31, 1999 were $2.7 million for operations, $13.9 million in the acquisition of NeuroCare and $390,000 in purchases of property and equipment. The Company raised $10 million with the sale of Series B Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC and assumed $11 million of term debt with the NeuroCare acquisition.

The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. With the acquisition of NeuroCare, the Company has approximately $2.1 million in liabilities related to the acquisition which will need to be funded over the remainder of 1999. As part of the assumption of the NeuroCare term loan, Integra NeuroCare obtained a $4 million revolving credit facility that it intends to utilize to fund its working capital needs. There can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

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

Integra Life Sciences Businesses

         The Company has completed its initial assessment of the magnitude of the impact of Y2K on the businesses of the Company prior to the acquisition of NeuroCare (the "Integra businesses") and is currently in the process of developing, implementing and monitoring a Y2K correction plan in all areas identified as potentially compromised by the advent of the Y2K. This correction plan includes (i) the assessment of information technology systems ("IT systems") and non-IT systems for Y2K compliance, (ii) the modification and/or replacement of non-compliant systems, (iii) the testing of modified and/or replaced systems, and (iv) the deployment of Y2K compliant systems. In most cases, the Company anticipates that the Y2K correction plan will include upgrading current hardware and software or purchasing additional hardware and software to enhance its current IT systems. Since January 1, 1997, the Integra businesses have spent approximately $460,000 upgrading and/or replacing certain components of its information systems. The Company anticipates spending an additional $50,000 on such IT system upgrades and purchases through December 31, 1999. The majority of the capital expenditures and operating costs associated with these upgrades and purchases would have occurred in the normal course of business regardless of the Y2K issue, although a portion of such expenditures and costs is attributable to the Company's Y2K correction plan. The Company expects that the upgrades and purchases will be implemented and tested by June 1999 and that, in any event, its IT systems will be Y2K compliant before December 31, 1999. The Company is currently on track with its planned upgrades.

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

         The products of the Integra businesses do not contain any materials that would make such products susceptible to disruptions relating to the Y2K. Given the information available at this time, the Company currently anticipates that the amount that the Integra businesses will spend to complete their Y2K correction plan should not have a material adverse impact on the Company's business, results of operations, financial position and cash flow beyond the amounts discussed previously. Furthermore, Integra does not currently expect that the effects of any Y2K non-compliance on Integra's information systems will have any material adverse impact on Integra's business, results of operations, financial positions or cash flows. However, there can be no assurance that Integra will not incur additional expenses or experience business disruption as a result of the IT system problems associated with the century change, including system and equipment problems with third parties with whom Integra does business.

Integra NeuroCare Businesses

The Company is currently assessing the magnitude of the impact of Y2K issues on the NeuroCare business. Although the Company evaluated NeuroCare's exposure to Y2K issues during its due diligence process, it was unable to obtain a thorough review of information related to the systems within the company. The Company is now in the process of performing a review of the NeuroCare systems in order to develop a correction plan. The Company anticipates that it will have its initial assessment complete by August 1999. The Company has already identified several critical systems and confirmed that they are within compliance specifications of the Company. However, there can be no assurance that other critical systems will be found to be Y2K compliant, or that the expenditures necessary to make such systems compliant will not have a material adverse effect on the Company's financial position.

The NeuroCare businesses make and sell certain products that contain computer processors. The Company has determined that the Camino line of intracranial pressure monitors does not include a dating function, and therefore will not be affected by Y2K considerations. The Neuro Navigational line of neuroendoscopy products does contain certain dating functions that will be affected by Y2K considerations, but the substantive performance of the devices will not be affected. The Company is providing its customers with instructions for resetting the dating function to overcome effects of the Y2K considerations.

Suppliers

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

Given the information available at this time, Integra currently anticipates that the amount that Integra will spend to complete its Y2K correction plan should not have a material adverse impact on Integra's business, results of operations, financial position and cash flow beyond the amounts discuss previously. Furthermore, Integra does not currently believe that the effects of any Y2K non-compliance on Integra's information systems should have any material adverse impact on Integra's business, results of operations, financial position or cash flows. However, there can be no assurance that Integra will not incur additional expenses or experience business disruption as a result of information system problems associated with the century change, including system and equipment problems of third parties with whom Integra does business.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          On March 29, 1999, the Company issued and sold to affiliates of Soros Private Equity Partners LLC 100,000 shares of Series B Preferred Stock and warrants to purchase 240,000 shares of common stock of the Company at an exercise price of $3.82 per share. The aggregate purchase paid by the purchasers was $10 million. The shares of Series B Preferred Stock are currently convertible into 2,617,801 shares of common stock of the Company. The foregoing securities were issued by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number     Description of Exhibit
---------------    ----------------------

     2       Asset Purchase Agreement dated March 29, 1999 among
                   Heyer-Schulte NeuroCare, L.P., Neuro Navigational, L.L.C., Integra NeuroCare, LLC and Redmond
                   NeuroCare, LLC.*

     4.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Integra LifeSciences Corporation dated March 12, 1999.

     4.2 Warrant to Purchase 60,000 Shares of Common Stock of Integra LifeSciences Corporation issued to SFM Domestic Investments LLC.

     4.3 Warrant to Purchase 180,000 Shares of Common Stock of Integra LifeSciences Corporation issued to Quantum Industrial Partners LDC.

     10.1 Series B Convertible Preferred Stock and Warrant Purchase Agreement dated March 29, 1999 among
                   Integra LifeSciences Corporation, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.*

     10.2 Registration Rights Agreement dated March 29, 1999 among Integra LifeSciences Corporation, Quantum Industrial Partners LDC and SFM Domestic
                   Investments LLC.*

     10.3 Amended and Restated Loan and Security Agreement dated March 29, 1999 among the Lenders named therein, Fleet Capital Corporation, Integra NeuroCare LLC and other Borrowers named therein.*

     10.4 Substituted and Amended Term Note dated March 29, 1999 by Integra NeuroCare LLC, Redmond NeuroCare LLC, Heyer-Schulte NeuroCare, Inc. and Camino NeuroCare, Inc. to Fleet Capital Corporation.

     27            Financial Data Schedule

--------------
* Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.



(b) Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTEGRA LIFESCIENCES CORPORATION

         Date:    May 17, 1999    /s/  Stuart M. Essig
                                  --------------------------------
                                  Stuart M. Essig, Ph.D.
                                  President and Chief Executive Officer




         Date:    May 17, 1999    /s/  David B. Holtz
                                  ---------------------------------
                                  David B. Holtz
                                  Vice President, Treasurer

                              INDEX OF EXHIBITS


Exhibit No.       Description of Exhibit                                              Location

 2                Asset Purchase Agreement dated March 29, 1999                       (1) (Exh. 2)
                  among Heyer-Schulte NeuroCare, L.P., Neuro
                  Navigational, L.L.C., Integra NeuroCare, LLC and
                  Redmond NeuroCare, LLC.*

 4.1              Certificate of Designation, Preferences and Rights of               (1) (Exh. 4.1)
                  Series B Convertible Preferred Stock of Integra
                  LifeSciences Corporation dated March 12, 1999.

 4.2              Warrant to Purchase 60,000 Shares of Common Stock                   (1) (Exh. 4.2)
                  of Integra LifeSciences Corporation issued to SFM
                  Domestic Investment LLC.

 4.3              Warrant to Purchase 180,000 Shares of Common Stock                  (1) (Exh. 4.3)
                  of Integra LifeSciences Corporation issued to Quantum
                  Industrial Partners LDC.

10.1              Series B Convertible Preferred Stock and Warrant                    (1) (Exh. 10.1)
                  Purchase Agreement dated March 29, 1999 among
                  Integra LifeSciences Corporation, Quantum Industrial
                  partners LDC and SFM Domestic Investments LLC.*

10.2              Registration Rights Agreement dated March 29, 1999                  (1) (Exh. 10.2)
                  among Integra LifeSciences Corporation, Quantum
                  Industrial partners LCD and SFM Domestic Investments LLC.

10.3              Amended and Restated Loan and Security Agreement                    (1) (Exh. 10.3)
                  dated March 29, 1999 among the Lenders named therein,
                  Fleet Capital Corporation, Integra NeuroCare LLC and
                  other Borrowers named therein.*

10.4              Substituted and Amended Term Note dated March 29, 1999              (1) (Exh. 10.4)
                  by Integra NeuroCare LLC, Redmond NeuroCare LLC,
                  Heyer-Schulte NeuroCare, Inc. and Camino NeuroCare, Inc.
                  to Fleet Capital Corporation.

 27               Financial Data Schedule                                             Page 16

(1) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on March 29, 1999.

* Schedules and other attachments to the indicated exhibit have been omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.