Form 10-Q
period 1999-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 1999-08-16
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-26224

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
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

                                                [x] - Yes         [ ] - No

     As of August 10, 1999 the registrant had outstanding 15,802,976 shares of Common Stock, $.01 par value.

                  INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                    INDEX


                                                                     Page Number
                                                                     -----------
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30,
               1999 and December 31, 1998 (Unaudited)                         3

            Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 1999 and 1998
               (Unaudited)                                                    4

            Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1999 and 1998 (Unaudited)            5

            Notes to Unaudited Condensed Consolidated Financial
               Statements (Unaudited)                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     11

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   19

Exhibits                                                                     20

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

(In thousands, except per share amounts)


                                                                                   June 30, 1999             December 31, 1998
                                                                                   ---------------          -------------------
ASSETS
Current Assets:
          Cash and cash equivalents ........................                           $ 12,020                   $  5,277
          Short-term investments ...........................                             11,177                     14,910
          Accounts receivable, net .........................                              8,048                      3,106
          Inventories ......................................                             11,218                      2,713
          Prepaid expenses and other current assets ........                                706                        921
                                                                                       --------                   --------
                Total current assets .......................                             43,169                     26,927

Property and equipment, net ................................                              9,395                      6,291
Intangible assets and goodwill, net.........................                             13,650                      1,446
Other assets ...............................................                                588                         43
                                                                                       --------                   --------
                Total assets ...............................                           $ 66,802                   $ 34,707
                                                                                       ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Short-term loans (including current maturities on long-term
              loan).........................................                           $  1,763                         --
          Accounts payable, trade...........................                              1,739                        573
          Accrued expenses and other current liabilities....                              7,900                      2,456
          Income taxes payable..............................                                594                         --
                                                                                       --------                   --------
                Total current liabilities...................                             11,996                      3,029

Long-term loan..............................................                              8,875                         --
Deferred revenue............................................                              5,964                         --
Deferred tax liability......................................                              1,343                         --
Other liabilities...........................................                                424                        312
                                                                                       --------                   --------
                Total liabilities...........................                             28,602                      3,341
                                                                                       --------                   --------

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares; 500 Series A
    Convertible shares issued and outstanding at June 30, 1999 and December
    31, 1998, $4,000 liquidation preference; 100 Series B Convertible shares issued and outstanding at June 30, 1999, $10,000 with a 10% compounded
    annual cumulative dividend liquidation preference)......                                  6                          5
Common stock, $.01 par value (60,000 authorized shares; 15,785 shares issued and outstanding at June 30, 1999 and December 31,
    1998)...................................................                                158                        158
Additional paid-in capital..................................                            130,068                    120,046
Other.......................................................                                (84)                      (183)
Accumulated other comprehensive loss........................                               (132)                       (40)
Treasury stock at cost (52 shares at June 30, 1999 and December 31,
    1998)...................................................                               (286)                      (286)
Accumulated deficit.........................................                            (91,530)                   (88,334)
                                                                                       --------                   --------
Total stockholders' equity..................................                             38,200                     31,366
                                                                                       --------                   --------
Total liabilities and stockholders' equity..................                           $ 66,802                   $ 34,707
                                                                                       ========                   ========

                 The accompanying notes are an integral part
              of the condensed consolidated financial statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

(In thousands, except per share amounts)


                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     -------------------------
                                                         1999                1998            1999          1998
                                                        -----                ----            ----          ----
REVENUE
Product sales ....................................     $12,133              $ 3,367         $16,738       $ 6,530
Other revenue ....................................         417                  460             780         1,857
                                                       -------              -------         -------       -------
         Total revenue ...........................      12,550                3,827          17,518         8,387

COSTS AND EXPENSES
Cost of product sales ............................       7,689                1,604          10,383         3,330
Research and development .........................       2,307                2,074           4,304         4,216
Selling and marketing ............................       2,927                1,519           4,506         3,079
General and administrative .......................       4,459                2,744           6,685         5,566
                                                       -------              -------         -------       -------
         Total costs and expenses ................      17,382                7,941          25,878        16,191

Operating loss ...................................      (4,832)              (4,114)         (8,360)       (7,804)

Gain on disposition of product line ..............          --                   --           4,161            --
Other income, net ................................           9                  889             262         1,279
                                                       --------             -------         -------       -------
Loss before income taxes .........................      (4,823)              (3,225)         (3,937)       (6,525)
Income tax benefit ...............................       1,241                   --             781            --
                                                       -------              -------         -------       -------
Net loss .........................................     $(3,582)             $(3,225)        $(3,156)      $(6,525)

Basic and diluted net loss per share .............     $ (0.23)             $ (0.20)        $ (0.21)      $ (0.41)

Weighted average number of common and common share
    equivalents outstanding ......................      16,785               15,944          16,785        15,948


                 The accompanying notes are an integral part
              of the condensed consolidated financial statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
(In thousands)


                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                         1999        1998
                                                                                         ----        ----

OPERATING ACTIVITIES:
         Net loss ................................................................   $ (3,156)   $ (6,525)
         Changes in operating assets and liabilities, excluding business
             acquisitions ........................................................      8,896       1,115
         Other adjustments to reconcile net loss to net cash provided by (used in)
             operating activities ................................................     (4,119)        707
                                                                                     --------    --------
               Net cash provided by (used in) operating activities................      1,621      (4,703)

INVESTING ACTIVITIES:
         Proceeds from sale of product line and other assets .....................      6,354          47
         Purchase of restricted securities .......................................         --        (500)
         Purchases of available-for-sales investments ............................    (10,817)    (16,450)
         Proceeds from sale/maturity of investments ..............................     15,000      20,920
         Cash used in a business acquisition, net of cash acquired ...............    (14,161)         --
         Purchases of property and equipment .....................................       (776)       (606)
                                                                                     --------    --------
               Net cash (used in) provided by investing activities ...............     (4,400)      3,411
                                                                                     --------    --------

FINANCING ACTIVITIES:
         Net proceeds from revolving credit facility .............................         13          --
         Repayments of term loan .................................................       (375)         --
         Proceeds from exercise of stock options .................................         --           8
         Treasury stock purchases ................................................         --         (89)
         Proceeds from sale of preferred stock ...................................      9,924       4,000
         Preferred stock dividends paid ..........................................        (40)         --
                                                                                     --------    --------
               Net cash provided by financing activities .........................      9,522       3,919
                                                                                     --------    --------
Net increase in cash and cash equivalents .......................................       6,743       2,627

Cash and cash equivalents at beginning of period ................................       5,277       2,083
                                                                                     --------    --------
Cash and cash equivalents at end of period ......................................    $ 12,020    $  4,710
                                                                                     ========    ========

Supplemental disclosure of non-cash investing and financing activities:

         Assumption of term loan in connection with the acquisition of
             NeuroCare ...........................................................   $ 11,000    $     --


                 The accompanying notes are an integral part
              of the condensed consolidated financial statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (UNAUDITED)


1.      General

        In the opinion of management, the June 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.


2.      Strategic Alliance

        On June 15, 1999, the Company and Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM") signed an agreement (the "JJM Agreement") providing JJM with exclusive marketing and distribution rights to INTEGRA(TM) Artifical Skin ("INTEGRA Skin") worldwide, excluding Japan, for a minimum of ten years. JJM may extend the JJM Agreement for successive ten-year periods solely at its discretion. Under the JJM Agreement, the Company will continue to manufacture INTEGRA Skin and will collaborate with JJM to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration.

        Upon signing the JJM Agreement, the Company received a payment from JJM of $5.3 million for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA Skin and certain other rights. This amount has been recorded as deferred revenue and will be amortized over the ten-year term of the JJM Agreement. Additionally, the JJM Agreement requires JJM to make non-refundable payments to the Company each year based upon minimum purchases of INTEGRA Skin. As a result, the Company received a $1.2 million prepayment upon signing the JJM Agreement for minimum purchases in 1999, which was recorded in current liabilities as customer advances.

        The JJM Agreement also provides for annual research funding beginning in 2000 and additional payments upon achieving certain clinical and regulatory milestones and for funding expansion of the Company's INTEGRA Skin production capacity as certain sales targets are achieved.

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.      Acquisition

        On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies ("NeuroCare"), a leading provider of neurosurgical products. The $25.4 million acquisition price was comprised of $14.0 million of cash, $11.0 million of assumed indebtedness under a term loan from Fleet Capital Corporation ("Fleet"), and $0.4 million of contingent purchase price adjustments. Fleet is also providing a $4.0 million revolving credit facility to fund working capital requirements, of which $13,000 was drawn down as of June 30, 1999. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10 million of Series B Convertible Preferred Stock and warrants. The convertible preferred shares are convertible into 2,617,801 shares of the Company's common stock, have a liquidation preference of $10.0 million with a 10% compounded annual return and are senior to all other equity securities of the Company. The warrants issued are for the right to acquire 240,000 shares of the Company's common stock at an exercise price of $3.82 per share. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition. This preliminary allocation has resulted in acquired intangibles and goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over 15 years. The following is a summary of the preliminary allocation (in thousands):

            Cash.................................................  $    285
            Accounts receivable..................................     4,958
            Inventory............................................    10,803
            Property and equipment...............................     3,654
            Other assets.........................................       559
            Intangibles and goodwill.............................    13,456
            Accrued expenses and other liabilities...............    (8,312)
            Term loan............................................   (11,000)
                                                                  ----------
                                                                  $  14,403
                                                                  ==========

        The following unaudited pro forma financial information assumes that the acquisition had occurred as of the beginning of each period (in thousands):

                                                 For the Six Months
                                                   Ended June 30,
                                              ------------------------
                                                 1999           1998
                                                 ----           ----
                Total revenue.............    $ 24,690        $ 24,306
                Net loss..................      (6,624)         (5,969)
                Basic and diluted loss
                  per share...............    $  (0.43)       $  (0.41)

        The pro forma amounts for the six months ended June 30, 1999 exclude the $3.7 million aftertax gain ($0.22 per share) from the sale of the Panafil(R) product line (see Note 4). The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any activities that might have occurred as a result of the acquisition. The pro forma results do not necessarily represent results that would have occurred if the acquisition

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


        had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


4.      Panafil(R) Product Line Disposition

        In January 1999, the Company sold the Rystan Panafil(R) product line, including the brand name and related production equipment, to Healthpoint, Ltd. for $6.4 million in cash. The Company recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture, including the closing of the Rystan facility.

5.      Loss per share and comprehensive loss

        Basic and diluted net loss per share and comprehensive loss for the three and six months ended June 30 were as follows (in thousands):


                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                             ---------------------------       -------------------------
                                                                 1999             1998            1999             1998
                                                                 ----             ----            ----             ----
Basic and diluted loss per share:
    Net loss ..........................................        $ (3,582)        $ (3,225)       $ (3,156)        $ (6,525)
    Dividends on Series A preferred stock .............             (20)              --             (40)              (7)
    Dividends on Series B preferred stock .............            (250)              --            (250)              --
                                                               --------         --------        --------         --------
    Net loss applicable to common
        stock .........................................        $ (3,852)        $ (3,225)       $ (3,446)        $ (6,532)

    Average number of shares outstanding ..............          16,785           15,944          16,785           15,948

    Basic and diluted loss per share ..................        $  (0.23)        $  (0.20)       $  (0.21)        $  (0.41)
                                                               ========         ========        ========         ========
Comprehensive loss:
    Net loss ..........................................        $ (3,582)        $ (3,225)       $ (3,156)        $ (6,525)
    Unrealized (loss) gain on investments .............            (108)               6             (92)             (45)
                                                               --------         --------        --------         --------
    Comprehensive loss ................................        $ (3,690)        $ (3,219)       $ (3,248)        $ (6,570)
                                                               ========         ========        ========         ========

        Options and warrants to purchase 4,018,077 and 2,275,000 shares of common stock and preferred stock convertible into 2,867,801 and 250,000 shares of common stock at June 30, 1999 and 1998, respectively, were not included in the computation of diluted loss per share because their effect would be antidilutive.


6.      Inventory

        Inventories consist of the following (in thousands):

                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------
           Finished goods ................        $ 4,877           $1,433
           Work-in-process ...............          2,622              802
           Raw materials .................          3,719              478
                                                  -------           ------
                                                  $11,218           $2,713
                                                  =======           ======

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.      Current Liabilities

        Accrued expenses and other liabilities consist of the following (in thousands):

                                              June 30, 1999   December 31, 1998
                                              -------------   -----------------
           Customer advances ...............      $1,715           $  249
           Acquisition costs ...............       1,325               --
           Legal fees ......................         826              591
           Provision for facility closing ..         828               --
           Contract research ...............         499              401
           Vacation ........................         582              260
           Other ...........................       2,125              955
                                                  ------           ------
                                                  $7,900           $2,456
                                                  ======           ======


8.      Segment Reporting

        The Company's reportable business segments are outlined in the Company's 1998 audited financial statements. As a result of the NeuroCare acquisition, the Company operates its neurosurgical business activities as a separate business segment. The majority of the Company's neurosurgical activity was previously included in the medical products business segment. Additionally, subsequent to the transfer of all INTEGRA Skin sales and marketing activities to JJM under the JJM Agreement signed in June 1999 (see Note 2) and the sale of the Panafil(R) product line in the first quarter of 1999, the results of the former skin repair and burns segment are now included in the medical products segment (which will now be referred to as the surgical products segment), as these products are now sold under OEM arrangements.

    (In thousands)                                                           Reportable      Corporate
                                                               Surgical       Segments        and All
    Business Segment                        Neurosurgical      Products        Sub-total       Other              Total
    -----------------------------------------------------------------------------------------------------------------------
    Three months ended June 30,

    1999
    ----
    Total revenue .................          $ 8,265            $ 4,255       $ 12,520       $    30               $ 12,550
    Operating costs ...............           10,318              5,339         15,657         1,725                 17,382
    Net operating income (loss) ...           (2,053)            (1,084)        (3,137)       (1,695)                (4,832)

    1998
    ----
    Total revenue .................          $  --              $ 3,772       $  3,772       $    55               $  3,827
    Operating costs ...............              582              4,651          5,233         2,708                  7,941
    Net operating income (loss) ...             (582)              (879)        (1,461)       (2,653)                (4,114)

    Six months ended June 30,

    1999
    ----
    Total revenue .................          $ 8,786            $ 8,591       $ 17,377       $   141               $ 17,518
    Operating costs ...............           11,205             11,315         22,520         3,358                 25,878
    Net operating income (loss) ...           (2,419)            (2,724)        (5,143)       (3,218)                (8,360)

    1998
    ----
    Total revenue .................          $ 1,000            $ 7,280       $  8,280       $   107               $  8,387
    Operating costs ...............            1,188              9,625         10,813         5,378                 16,191
    Net operating income (loss) ...             (188)            (2,345)        (2,533)       (5,271)                (7,804)


          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.      Legal Matters

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

        The ultimate liability of any litigation matter cannot be determined because of the considerable uncertainties that exist. The Company's financial statements do not reflect any significant amounts related to possible unfavorable outcomes of the matter above. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by an unfavorable outcome of the above matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

General

The Company has developed principally by combining existing businesses, acquiring synergistic technologies and forming strategic business and technological alliances. As a result of the Company's acquisition of Rystan Company, Inc. ("Rystan") in September 1998 and the acquisition of the NeuroCare Group of companies ("NeuroCare") in March 1999, the Company's consolidated financial results for the three and six months ended June 30, 1999 and 1998 may not be directly comparable. In addition, the Company's financial information discussed below should be considered in light of the Company's sale of the Panafil(R) product line on January 5, 1999.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Total revenues increased significantly to $12.6 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998 due to the acquisitions of NeuroCare and Rystan. Excluding the effects of the NeuroCare and Rystan acquisitions, total revenues decreased to $3.6 million for the three months ended June 30, 1999, primarily from a decrease in product sales. Product sales, excluding the NeuroCare and Rystan acquisitions, decreased from $3.4 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999. This decrease resulted from a decrease of $0.4 million in sales of INTEGRA(TM) Artificial Skin ("INTEGRA Skin"), which was partially offset by an increase of $0.2 million in sales of other surgical products. On June 15, 1999, the Company and Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM") signed an agreement (the "JJM Agreement") providing JJM with exclusive marketing and distribution rights to INTEGRA Skin worldwide, excluding Japan, for a minimum of ten years. Under the JJM Agreement, the Company will continue to manufacture INTEGRA Skin and will collaborate with JJM to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration. The Company believes that growth in the use and sale of INTEGRA Skin will depend on JJM's ability to market the product for reconstructive and other additional indications.

Excluding the NeuroCare and Rystan acquisitions, sales of the Company's other surgical products increased to $2.1 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. This increase was related a $0.4 million increase in sales of infection control products, offset by a $0.2 million decrease in sales of other OEM products. Because significant portions of the Company's surgical products segment sales are made to marketing partners and distributors, quarter-to-quarter sales in the segment can vary significantly depending on the timing of shipments to these partners and distributors.

Product sales from NeuroCare and Rystan were $8.9 million in the current quarter, with the Panafil(R) product line providing $0.5 million of sales. Although under the terms of the Panafil(R) disposition agreement the Company is entitled to revenue based on identified sales into the podiatry and burn care markets (less certain fees), the Company currently anticipates a decline in Panafil(R) revenue in future periods.

Export sales for the three months ended June 30, 1999 were $3.2 million, compared to $0.7 million for the three months ended June 30, 1998, primarily due to the acquisition of NeuroCare.

Other revenue, which includes grant revenue, license fees, product development revenue and royalties, was approximately $0.4 million for the three months ended June 30, 1999 compared to $0.5 million for the three months ended June 30, 1998. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

Cost of product sales increased significantly to $7.7 million (63% of product sales) for the three months ended June 30, 1999 from $1.6 million (48% of product sales) for the three months ended June 30, 1998 because of the effects of the NeuroCare and Rystan acquisitions. The significant increase in cost of product sales as a percentage of product sales is primarily attributable to $1.8 million of fair value purchase accounting adjustments related to NeuroCare and Rystan inventory sold in the second quarter of 1999 and $0.5 million of inventory reserves related to certain slow-moving products within the neurosurgical business where the Company is reducing its sales and marketing efforts. Excluding purchase accounting adjustments, cost of product sales would have been 49% of product sales in the second quarter of 1999. Excluding the NeuroCare and Rystan acquisitions, cost of product sales increased to $1.8 million (53% of product sales) for the three months ended June 30, 1999. The Company anticipates that the inclusion of INTEGRA Skin sales in the surgical products segment and the lower gross margin percentage associated with sales of INTEGRA Skin under the JJM Agreement will adversely affect the gross margin percentage within the surgical products business. The impact on gross margin percentage will depend on capacity utilization and product mix within the surgical products business. The Company's consolidated gross margin should improve in the fourth quarter of 1999 after all inventory affected by the fair value purchase accounting adjustments has been sold.

Research and development expense increased to $2.3 million for the three-month period ended June 30, 1999 from $2.1 million for the three-month period ended June 30, 1998 because of the effect of the NeuroCare acquisition. Excluding the NeuroCare acquisition, research and development expense decreased to $1.6 million for the three months ended June 30, 1999. This decrease resulted from the elimination of several collaborative research programs in non-core development programs. The Company anticipates adjusting the allocation of research and development resources as it combines NeuroCare's development activities. The JJM Agreement will provide the Company with research funding for INTEGRA Skin beginning in 2000. Additional funding to support the Company's research and development programs will be available if certain clinical and regulatory milestones related to INTEGRA Skin are achieved. The amount and allocation of resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, continued program funding levels, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

Selling and marketing expense increased to $2.9 million for the three-month period ended June 30, 1999 from $1.5 million for the three-month period ended June 30, 1998 because of the effect of the NeuroCare acquisition. Excluding the NeuroCare acquisition, selling and marketing expense decreased to $1.3 million for the three months ended June 30, 1999. This decrease resulted from the reduction of INTEGRA Skin selling and marketing activities, which was partially offset by increased expenses relating to the Company's DuraGen(TM) dural graft matrix ("DuraGen") product pre-launch activities. In July 1999, the Company received FDA 510(K) clearance in the United States for DuraGen as a dura substitute for the repair of the dura mater of the brain. In February 1999, the Company received CE Mark Certification for DuraGen which allows the Company to market this new neurosurgical implant throughout the 18 member countries of the European Union. In the future, selling and marketing expenses related to INTEGRA Skin are expected to decrease, as these activities will be assumed by JJM.

General and administrative expense increased to approximately $4.5 million for the three-month period ended June 30, 1999 from $2.7 million for the three-month period ended June 30, 1998 primarily due to the effect of the NeuroCare and Rystan acquisitions. Included in the amount for the three months ended June 30, 1999 is $0.8 million of employee severance costs relating to NeuroCare's recently closed Wisconsin facility. Excluding these charges and the remainder of the effect of the NeuroCare and Rystan acquisitions, general and administrative costs decreased to $2.3 million for the three months ended June 30, 1999. This decrease is primarily the result of decreased legal fees, as the Company resolved various litigation matters in 1998.

While the Company believes that the consolidation of its corporate and distribution facilities will result in an overall cost reduction, the Company is anticipating a short-term increase in operating costs related to the NeuroCare acquisition, including additional severance costs, the transfer and installation of distribution and telecommunication equipment and other transition and training costs required as a result of the Wisconsin facility closing.

Other income, net, decreased from $0.8 million for the three months ended June 30, 1998 to $9,000 for the three months ended June 30, 1999. This decrease is primarily the result of a $0.5 million litigation settlement gain recorded in the second quarter of 1998 and interest expense of $0.2 million in the current quarter on the Fleet term loan assumed in the NeuroCare acquisition.

The income tax benefit of $1.2 million for the three months ended June 30, 1999 is due to the deferred tax benefits recognized on the consolidated post-acquisition losses to the extent of the deferred tax liability recorded in the NeuroCare acquisition. Additional income tax benefit is expected through the remainder of 1999 as anticipated additional consolidated losses are incurred and the deferred tax liability is further reduced.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total revenues increased significantly to $17.5 million for the six months ended June 30, 1999 from $8.4 million for the six months ended June 30, 1998 as a result of the NeuroCare and Rystan acquisitions. Excluding the effects of the NeuroCare and Rystan acquisitions, total revenues decreased to $7.5 million for the six months ended June 30, 1999, primarily from a decrease of $1.1 million in other revenue. Excluding the effects of the NeuroCare and Rystan acquisitions, product sales increased to $6.7 million for the six months ended June 30, 1999 from $6.5 million for the six months ended June 30, 1998. This increase was the result of a $0.8 million increase in sales of other surgical products, which was offset by a $0.6 million decrease in sales of INTEGRA Skin. Excluding the

NeuroCare and Rystan acquisitions, sales of the Company's other surgical products increased to $4.4 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. This increase was primarily related to increased sales of the Company's dental and other OEM products. Product sales from NeuroCare (post-acquisition) and Rystan were $10.0 million in the six months ended June 30, 1999, with the Panafil(R) product line providing $0.9 million of sales. Export sales for the six months ended June 30, 1999 increased to $4.2 million from $1.3 for the six months ended June 30, 1998.

Other revenue was $0.9 million for the six months ended June 30, 1999 compared to $1.9 million for the six months ended June 30, 1998. The decrease related primarily to a non-refundable $1.0 million licensing fee from Century Medical, Inc. in the first quarter of 1998. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

Cost of product sales increased significantly to $10.4 million (62% of product sales) for the six months ended June 30, 1999 from $3.3 million (51% of product sales) for the six months ended June 30, 1998 because of the effects of the NeuroCare and Rystan acquisitions. The significant increase in cost of product sales as a percentage of product sales is primarily attributable to $2.0 million of fair value purchase accounting adjustments related to NeuroCare and Rystan inventory and $0.5 million of inventory reserves related to certain slow-moving products within the neurosurgical business. Excluding purchase accounting adjustments, cost of product sales would have been 50% of product sales for the six months ended June 30, 1999. Excluding the NeuroCare and Rystan acquisitions, cost of product sales increased to $3.8 million (57% of product sales) for the six months ended June 30, 1999, compared to $3.3 million (51% of product sales) for the six months ended June 30, 1998, largely due to lower utilization of the INTEGRA Skin manufacturing capacity in the first quarter of 1999.

Research and development expense increased to $4.3 million for the six months ended June 30, 1999 compared to $4.2 million for the six months ended June 30, 1998 due to the NeuroCare acquisition. Excluding the NeuroCare acquisition, research and development expense decreased to $3.6 million for the six months ended June 30, 1999. This decrease resulted from the elimination of several collaborative research programs in non-core development programs.

Selling and marketing expense increased to $4.5 million for the six-month period ended June 30, 1999 from $3.1 million for the six-month period ended June 30, 1998 because of the effect of the NeuroCare acquisition. Excluding the NeuroCare acquisition, selling and marketing expense decreased to $2.8 million for the three months ended June 30, 1999. This decrease resulted from the reduction of INTEGRA Skin selling and marketing costs, which was partially offset by increased expenses relating to the Company's pre-launch activities for DuraGen.

General and administrative expense increased to $6.7 million for the six-month period ended June 30, 1999 from $5.6 million for the six-month period ended June 30, 1998 due primarily to the effects of the NeuroCare and Rystan acquisitions. Included in the amount for the six months ended June 30, 1999 was $0.8 million of employee severance costs relating to NeuroCare's recently closed Wisconsin facility. Excluding these charges and the remainder of the effect of the NeuroCare and Rystan acquisitions, general and administrative costs decreased to $4.3 million for the three months ended June 30, 1999. This decrease is primarily the result of a significant decrease in legal fees in 1999, as the Company resolved various litigation matters in 1998, and a $0.2 million asset impairment charge recorded in the first quarter of 1998.

Other income, net increased to $4.4 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. This increase is primarily the result of a $4.2 million gain ($3.7 million net of taxes) related to the sale in January 1999 of the Panafil(R) product line along with certain other assets related to the product. Offsetting this gain is a $0.5 million litigation settlement gain recorded in the second quarter of 1998 and interest expense of $0.3 million in the six months ended June 30, 1999 on the Fleet term loan assumed in the NeuroCare acquisition.

The income tax benefit of $0.8 million for the six months ended June 30, 1999 included $0.5 million of taxes associated with the gain on the sale of the Panafil(R) product line, offset by a $1.2 million deferred tax benefit discussed above.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions. At June 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $23.2 million and $10.6 million in short and long-term debt. The Company's principal uses of funds during the six-month period ended June 30, 1999 were $14.1 million in the acquisition of NeuroCare, $0.8 million in purchases of property and equipment and $0.4 million in repayments of term loans. Cash flows provided by operations for the six months ended June 30, 1999 were $1.6 million, which included $6.5 million received from the JJM Agreement. During the six months ended June 30, 1999, the Company also raised $10.0 million with the sale of Series B Preferred Stock and warrants to Soros Private Equity Partners LLC, assumed $11 million of term debt in connection with the NeuroCare acquisition and received $6.4 million in connection with the sale of the Panafil(R) product line.

The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. With the acquisition of NeuroCare, the Company has approximately $2.4 million in liabilities related to the acquisition that will need to be funded over the remainder of 1999, including $0.4 million of a contingent purchase price adjustment. As part of the assumption of the NeuroCare term loan, the Company obtained a $4.0 million revolving credit facility to fund working capital needs of NeuroCare, of which $13,000 was drawn down at June 30, 1999. The Company anticipates that NeuroCare will utilize the revolving credit facility to fund its capital needs. In the short-term, the Company believes that it has sufficient resources to fund its operations. However, in the longer-term, there can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

Year 2000 Disclosure

As is true for most companies, the potential for problems involving existing information systems as we approach and pass January 1, 2000 creates a risk for the Company. These potential problems are the result of the inability of certain date-sensitive computer programs and embedded controls to recognize a two-digit date field designated as "00" as the year 2000 instead of the year 1900, the consequences of which could lead to system failures or miscalculations causing disruptions to operations and normal business activities. This is a significant issue with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty and is commonly referred to as a Year 2000 (Y2K) compliance issue.

The Company's Businesses
The Company has completed its initial assessment as well as its correction plan for all areas previously identified as potentially compromised by the advent of Y2K. This correction plan was comprised of (i) the assessment of information technology systems ("IT systems") and non-IT systems for Y2K compliance, (ii) the modification and/or replacement of non-compliant systems,
(iii) the testing of modified and/or replaced systems, and (iv) the deployment of Y2K compliant systems. Actions taken to achieve Y2K compliance included upgrading current hardware and software as well as purchasing additional hardware and software to enhance current IT systems. The majority of the capital expenditures and operating costs associated with these upgrades and purchases would have occurred in the normal course of business regardless of the Y2K issue, although a portion of such expenditures and costs is attributable to the Company's Y2K correction plan. The Company's upgrades and purchases for all critical systems have been implemented and tested. We have tested and confirmed that all critical systems are fully Y2K compliant or only require a simple manual update on the first of the new year to be compliant. The few remaining non-critical systems will be made Y2K compliant before December 31, 1999 as part of regularly scheduled system upgrades.

The only business division of the Company that makes and sells products that contain computer processors is Integra NeuroCare. The Company has determined that the Camino line of intracranial pressure monitors does not include a dating function, and therefore will not be affected by Y2K considerations. The Neuro Navigational line of neuroendoscopy products does contain certain dating functions that will be affected by Y2K considerations, but the substantive performance of the devices will not be affected. The Company is providing its customers with instructions for resetting the dating function to overcome effects of the Y2K considerations. No other products manufactured by the Company contain any materials that would make such products susceptible to disruptions relating to the Y2K.

Suppliers
The Company has been reviewing and has requested assurances on the status of the Y2K readiness of its critical suppliers. Many of these suppliers, however, have provided limited assurances on the status on their Y2K readiness. The Company plans to continue to monitor critical suppliers during 1999. As a precaution, Integra LifeSciences is beginning to build inventories of both raw materials and finished goods so that temporary shortages or an increase in product demand will not negatively effect the companies operations. The Company has also reviewed information regarding its major customers to assess their readiness for Y2K. If a significant number of suppliers and customers experience disruptions as a result of the Y2K issue, this could have a material adverse effect on the financial position and results of operations of the Company. Although the Company is formulating contingency plans to deal with Y2K problems of key business partners and major customers, there can be no assurance that these plans will address all Y2K problems or that the implementation of these plans will be successful.

Given the information available at this time, the Company currently anticipates that the amount that will be spent to complete its Y2K correction plan will not have a material adverse impact on the Company's business, results of operations, financial position and cash flow. Furthermore, Integra does not expect that the effects of any Y2K non-compliance on its systems will have any material adverse impact on the Company's business, results of operations, financial positions or cash flows. However, there can be no assurance that Integra will not incur additional expenses or experience business disruption as a result of systems problems associated with the century change, including system and equipment problems with third parties with which Integra does business.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 17, 1999 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 15,730,933 shares of the Company's common stock ("Common Stock"), 500,000 shares of Series A Preferred Stock (which are convertible into 250,000 shares of Common Stock) and 100,000 shares of Series B Preferred Stock (which are convertible into 2,617,801 shares of Common Stock) (collectively, "Shares") were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Approval of Company Name Change. The proposal to approve and adopt an amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to "Integra LifeSciences Holdings Corporation" was approved. The tabulation of votes was as follows:

         For                        Against           Abstentions
         ---                        -------           -----------
         14,068,244                 34,806            18,591

2. Approval of the Company's 1999 Stock Option Plan. The Company's 1999 Stock Option Plan was approved. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         10,470,286                 1,729,929                 1,976,752

3. Approval of the Company's Deferred Compensation Plan. The Company's Deferred Compensation Plan was approved. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         13,971,862                 123,118                   17,110

4. Election of directors to serve until the 2000 Annual Meeting. The following persons, all of whom were serving as directors, except for Mr. Moszowski, and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                               For                   Withheld
         -------                               ---                   --------
         Keith Bradley                     14,069,091                 50,950
         Richard E. Caruso                 14,066,800                 53,241
         Stuart M. Essig                   14,069,941                 50,100
         George W. McKinney, III           14,069,091                 51,292
         Neil Moszkowski                   14,068,749                 52,750
         James M. Sullivan                 14,069,263                 50,778
         Edmund L. Zalinski                14,066,889                 53,152

5. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

         For                        Against                   Abstentions
         ---                        -------                   -----------
         13,276,727                 11,458                    4,275

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

        10.1 Supply, Distribution and Collaboration Agreement between Integra LifeSciences Corporation and Johnson & Johnson Medical, a Division of Ethicon, Inc. dated as of June 3, 1999, certain portions of which are subject to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

        27         Financial Data Schedule

(b) Reports on Form 8-K

         On April 13, 1999, a Report on Form 8-K dated March 29, 1999 was filed relating to the acquisition of certain assets and stock held by Heyer-Schulte NeuroCare, L.P. and its subsidiaries, Heyer-Schulte NeuroCare, Inc., Camino NeuroCare, Inc. and Neuro Navigational, LLC (collectively, the "NeuroCare Group") on March 29, 1999.

         On June 14, 1999, a Report on Form 8-K/A was filed to present and disclose the financial statements and pro forma financial information required to be filed in connection with the acquisition of the NeuroCare Group.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTEGRA LIFESCIENCES HOLDINGS CORPORATION



Date: August 16, 1999             By:   /s/  Stuart M. Essig
                                      --------------------------
                                      Stuart M. Essig
                                      President and Chief Executive Officer


Date: August 16, 1999             By:   /s/  David B. Holtz
                                      -----------------------
                                      David B. Holtz
                                      Vice President, Finance and Treasurer

                                Exhibit Index
                                -------------

Exhibit No.
-----------

10.1 Supply, Distribution and Collaboration Agreement between Integra LifeSciences Corporation and Johnson & Johnson Medical, a Division of Ethicon, Inc. dated as of June 3, 1999, certain portions of which are subject to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

27         Financial Data Schedule