Form 10-Q
period 1999-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 1999-11-15
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           /X/ - Yes         / / - No

   As of November 10, 1999 the registrant had outstanding 16,142,976 shares of
                         Common Stock, $.01 par value.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
               1999 and December 31, 1998 (Unaudited)                     3

          Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 1999 and 1998
               (Unaudited)                                                4

          Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1999 and 1998 (Unaudited)  5

          Notes to Unaudited Condensed Consolidated Financial
               Statements (Unaudited)                                     6

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                 11

PART II. OTHER INFORMATION

Item 5. Other Information                                                19

Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                               20

Exhibits                                                                 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                                                 September 30, 1999         December 31, 1998
                                                                                 -----------------          -------------------
ASSETS
Current Assets:
          Cash and cash equivalents ........................                           $ 12,888                   $  5,277
          Short-term investments ...........................                              7,912                     14,910
          Accounts receivable, net .........................                              7,820                      3,106
          Inventories ......................................                             10,815                      2,713
          Prepaid expenses and other current assets ........                                683                        921
                                                                                       --------                   --------
                Total current assets .......................                             40,118                     26,927

Property and equipment, net ................................                              9,566                      6,291
Intangible assets and goodwill, net.........................                             13,376                      1,446
Other assets ...............................................                                917                         43
                                                                                       --------                   --------
                Total assets ...............................                           $ 63,977                   $ 34,707
                                                                                       ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Short-term loans (including current maturities on
             long-term loan)................................                           $  2,021                        --
          Accounts payable, trade...........................                              1,330                       573
          Income taxes payable..............................                                560                        --
          Accrued expenses and other current liabilities....                              5,455                     2,303
          Customer advances and deposits....................                              1,658                       153
                                                                                       --------                   -------
                Total current liabilities...................                             11,024                     3,029

Long-term loan..............................................                              8,250                        --
Deferred revenue............................................                              6,957                        --
Deferred tax liability......................................                                777                        --
Other liabilities...........................................                                402                       312
                                                                                       --------                   -------
                Total liabilities...........................                             27,410                     3,341
                                                                                       --------                   -------

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares;
    500 Series A Convertible shares issued and outstanding
    at September 30, 1999 and December 31, 1998, $4,000
    liquidation preference; 100 Series B Convertible shares
    issued and outstanding at September 30, 1999, $10,000
    with a 10% compounded annual cumulative dividend
    liquidation preference).................................                                  6                         5
Common stock, $.01 par value (60,000 authorized shares;
    15,833 shares issued and outstanding at September 30,
    1999 and 15,785 shares issued and outstanding at
    December 31, 1998)......................................                                158                       158
Additional paid-in capital..................................                            130,207                   120,046
Other.......................................................                               (130)                     (183)
Accumulated other comprehensive loss........................                                (31)                      (40)
Treasury stock at cost (2 shares at September 30, 1999 and
    52 shares at December 31, 1998).........................                                (10)                     (286)
Accumulated deficit.........................................                            (93,633)                  (88,334)
                                                                                       --------                   -------
Total stockholders' equity..................................                             36,567                    31,366
                                                                                       --------                   -------
Total liabilities and stockholders' equity..................                           $ 63,977                  $ 34,707
                                                                                       ========                  ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)


                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                         1999                1998             1999          1998
                                                       -------              -------          -------       -------
REVENUE
Product sales ....................................     $11,464              $ 3,704          $28,202       $10,234
Other revenue ....................................         663                  586            1,443         2,444
                                                       -------              -------          -------       -------
         Total revenue ...........................      12,127                4,290           29,645        12,678

COSTS AND EXPENSES
Cost of product sales ............................       6,051                1,706           16,434         5,036
Research and development .........................       2,249                2,220            6,553         6,437
Selling and marketing ............................       2,421                1,201            6,927         4,280
General and administrative .......................       4,103                2,383           10,788         7,949
                                                       -------              -------          -------       -------
         Total costs and expenses ................      14,824                7,510           40,702        23,702

Operating loss ...................................      (2,697)              (3,220)         (11,057)      (11,024)

Gain on disposition of product line ..............         --                   --             4,161           --
Interest income...................................         270                  324              781          996
Interest expense..................................        (215)                 --              (452)          --
Other income (expense), net.......................          72                  (14)              60          593
                                                       --------             -------          -------       ------
Loss before income taxes .........................      (2,570)              (2,910)          (6,507)      (9,435)
Income tax benefit ...............................         541                  --             1,322           --
                                                       -------              -------          -------      -------
Net loss .........................................     $(2,029)             $(2,910)         $(5,185)     $(9,435)

Basic and diluted net loss per share .............     $ (0.14)             $ (0.18)         $ (0.34)     $ (0.59)

Weighted average number of common and common share
    equivalents outstanding ......................      16,810               15,952           16,792       15,950

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(In thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                       1999        1998
                                                                                     --------    --------

OPERATING ACTIVITIES:
         Net loss ................................................................   $ (5,185)   $ (9,435)
         Adjustments to reconcile net loss to net cash provided by (used in)
                  operating activities:
            Depreciation and amortization.........................................      2,128       1,010
            Gain on sale of product line and other assets.........................     (4,158)         --
            Gain on litigation settlement.........................................         --        (264)
            Provision for impairment of assets....................................         --         145
            Deferred tax benefit..................................................     (1,807)         --
            Amortization of discount and interest on investments..................       (266)       (327)
            Amortization of deferred revenue......................................       (210)         --
            Amortization of unearned compensation.................................        308         214
            Changes in assets and liabilities, net of business acquisitions:
               Accounts receivable................................................        186          51
               Inventories........................................................      2,450        (151)
               Prepaid expenses and other current assets..........................        203          90
               Non-current assets.................................................        (27)         49
               Accounts payable, accrued expenses and other current liabilities...       (505)      1,524
               Customer advances and deposits.....................................      1,505          --
               Deferred revenues..................................................      6,404         250
                                                                                     --------    --------
              Net cash provided by (used in) operating activities.................      1,026      (6,844)

INVESTING ACTIVITIES:
         Proceeds from sale of product line and other assets .....................      6,354          48
         Purchase of restricted securities .......................................         --        (500)
         Purchases of available-for-sale investments .............................    (12,768)    (23,274)
         Proceeds from sale/maturity of investments ..............................     20,000      27,020
         Cash acquired in a business acquisition..................................         --       1,224
         Cash used in a business acquisition, net of cash acquired ...............    (14,794)         --
         Purchases of property and equipment .....................................     (1,553)       (939)
                                                                                     --------    --------
               Net cash (used in) provided by investing activities ...............     (2,761)      3,579
                                                                                     --------    --------

FINANCING ACTIVITIES:
         Net proceeds from revolving credit facility .............................         21          --
         Repayments of term loan .................................................       (750)         --
         Proceeds from exercise of stock options .................................        211           8
         Treasury stock purchases ................................................        --         (259)
         Proceeds from sale of preferred stock ...................................      9,924       4,000
         Preferred stock dividends paid ..........................................        (60)         (7)
                                                                                     --------    --------
               Net cash provided by financing activities .........................      9,346       3,742
                                                                                     --------    --------
Net increase in cash and cash equivalents ........................................      7,611         477

Cash and cash equivalents at beginning of period .................................      5,277       2,083
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $ 12,888    $  2,560
                                                                                     ========    ========

Supplemental disclosure of non-cash investing and financing activities:

         Assumption of term loan in connection with the acquisition of
             NeuroCare ...........................................................   $ 11,000    $     --

         Common stock and warrants issued in business acquisition.................         --       3,886

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    General

      In the opinion of management, the September 30 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

2.    Strategic Alliance

      On June 3, 1999, the Company and Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM"), signed an agreement (the "JJM Agreement") providing JJM with exclusive marketing and distribution rights to INTEGRA(Registered) Artificial Skin worldwide, excluding Japan and subject to transitional arrangements in certain countries, for a minimum of ten years. JJM may extend the JJM Agreement for successive ten-year periods solely at its discretion. Under the JJM Agreement, the Company will continue to manufacture INTEGRA(Registered) Artificial Skin and will collaborate with JJM to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration.

      Upon signing the JJM Agreement, the Company received a payment from JJM of $5.3 million for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA(Registered) Artificial Skin and certain other rights. This amount has been recorded as deferred revenue and is being amortized over the initial ten-year term of the JJM Agreement. Additionally, the JJM Agreement requires JJM to make non-refundable payments to the Company each year based upon minimum purchases of INTEGRA(Registered) Artificial Skin. As a result, the Company received a $1.2 million prepayment upon signing the JJM Agreement for minimum purchases in 1999, which was recorded in current liabilities as customer advances and deposits.

      The JJM Agreement also provides for annual research funding beginning in 2000 and additional payments upon the occurrence of certain clinical and regulatory events and for funding expansion of the Company's Integra Artificial Skin(Registered) production capacity as certain sales targets are achieved.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (UNAUDITED)

3.    Acquisition

      On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies ("NeuroCare"), a leading provider of neurosurgical products. The $25.4 million acquisition price was comprised of $14.4 million of cash and $11.0 million of assumed indebtedness under a term loan from Fleet Capital Corporation ("Fleet"). Fleet is also providing a $4.0 million revolving credit facility to fund working capital requirements, of which $21,000 was drawn down as of September 30, 1999. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10 million of Series B Convertible Preferred Stock and warrants. The convertible preferred shares are convertible into 2,617,801 shares of the Company's common stock, have a liquidation preference of $10.0 million with a 10% compounded annual return, payable only upon the Company's conditional redemption of the preferred shares or in the event of a liquidation or change in control, and are senior to all other equity securities of the Company. The warrants issued are for the right to acquire 240,000 shares of the Company's common stock at an exercise price of $3.82 per share.

      The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition. This preliminary allocation has resulted in acquired intangibles and goodwill of approximately $13.5 million, which is being amortized on a straight-line basis over periods ranging from 2 to 15 years. The following is a summary of the preliminary allocation (in thousands):

      Cash .................................   $    285
      Accounts receivable ..................      4,899
      Inventory ............................     10,803
      Property and equipment ...............      3,641
      Other assets .........................        572
      Intangibles and goodwill .............     13,454
      Accrued expenses and other liabilities     (8,251)
      Term loan ............................    (11,000)
                                               --------
                                               $ 14,403
                                               ========

      The following unaudited pro forma financial information assumes that the acquisition had occurred as of the beginning of each period (in thousands):

                                                For the Nine Months
                                                Ended September 30,
                                                -------------------
                                                 1999        1998
                                               --------    --------

            Total revenue ..................   $ 36,817    $ 36,355
            Net loss .......................     (8,642)    (10,825)
            Basic and diluted loss per share   $  (0.56)   $  (0.73)

      Excluded from the pro forma results for the nine months ended September 30, 1999 is the $3.7 million gain, net of tax, ($0.22 per share) from the sale of the Panafil(Registered) product line (see Note 4). Included in the historical and pro forma amounts for the nine months ended September 30, 1999 are inventory purchase accounting adjustments of $2.2 million and severance costs of $1.1 million relating to the NeuroCare acquisition. The pro forma amounts for the nine months ended September 30, 1998 also include the $2.2 million fair value inventory purchase accounting adjustments related to the NeuroCare acquisition. These pro forma amounts are based upon certain assumptions and estimates, and do not reflect any activities that might have occurred as a result of the acquisition. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    Panafil(Registered) Product Line Disposition

      In January 1999, the Company sold the Rystan Panafil(Registered) product line, including the brand name and related production equipment, to Healthpoint, Ltd. for $6.4 million in cash. The Company recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture, including the closing of the Rystan facility.

5.    Loss per share and comprehensive loss

      Basic and diluted net loss per share and comprehensive loss for the three and nine months ended September 30 were as follows (in thousands):

                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                           --------------------------------  -------------------------------
                                                                 1999             1998            1999             1998
                                                               --------         --------        --------         --------
Basic and diluted loss per share:
    Net loss ..........................................        $ (2,029)        $ (2,910)       $ (5,185)        $ (9,435)
    Dividends on Series A preferred stock .............             (20)              (7)            (68)             (14)
    Dividends on Series B preferred stock .............            (250)              --            (500)              --
                                                               --------         --------        --------         --------
    Net loss applicable to common
        stock .........................................        $ (2,299)        $ (2,917)       $ (5,753)        $ (9,449)

    Average number of shares outstanding ..............          16,810           15,952          16,792           15,950

    Basic and diluted loss per share ..................        $  (0.14)        $  (0.18)       $  (0.34)        $  (0.59)
                                                               ========         ========        ========         ========
Comprehensive loss:
    Net loss ..........................................        $ (2,029)        $ (2,910)       $ (5,185)        $ (9,435)
    Unrealized gain (loss) on investments .............             101              (33)              9              (78)
                                                               --------         --------        --------         --------
    Comprehensive loss ................................        $ (1,928)        $ (2,943)       $ (5,176)        $ (9,513)
                                                               ========         ========        ========         ========

      Options and warrants to purchase 4,071,197 and 2,445,000 shares of common stock and preferred stock convertible into 2,867,801 and 250,000 shares of common stock at September 30, 1999 and 1998, respectively, were not included in the computation of diluted loss per share because their effect would be antidilutive.

6.    Inventory

      Inventories consist of the following (in thousands):

                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------

            Finished goods .............       $ 3,700             $ 1,433
            Work-in-process ............         2,870                 802
            Raw materials ..............         4,245                 478
                                               -------             -------

                                               $10,815             $ 2,713
                                               =======             =======

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    Current Liabilities

      Accrued expenses and other liabilities consist of the following (in thousands):

                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------

      Acquisition costs .................    $  785                 $   --
      Legal fees ........................       914                    591
      Provision for facility closing ....       404                     96
      Contract research .................       526                    401
      Vacation ..........................       554                    260
      Royalties .........................       244                    101
      Commissions .......................       189                    105
      Interest ..........................       179                     --
      Other .............................     1,660                    749
                                             ------                 ------
                                             $5,455                 $2,303
                                             ======                 ======

8.    Segment Reporting

      As outlined in Note 15 of the 1998 audited financial statements, the Company's operations were comprised of two reportable business segments,
      (1) medical products and (2) skin defects and burns. As a result of certain transactions occurring in 1999, including the sale of the Panafil(Registered) product line, the NeuroCare acquisition, and the transfer of all INTEGRA(Registered) Artificial Skin sales and marketing activities to JJM, the Company has reorganized its reportable segments into two new business units, (1) neurosurgical and (2) surgical products. Prior to the NeuroCare acquisition, the Company's neurosurgical business was included in the former medical products segment. The non-neurosurgical business of the former medical products segment and the products sold under the former skin defects and burns segment are now reported in the surgical products segment, as the majority of this segment's products are sold under OEM or distribution arrangements.

    (In thousands)                                                              Reportable       Corporate
                                                                  Surgical       Segments         and All
    Business Segment                        Neurosurgical         Products       Sub-total         Other            Total
    -----------------------------------------------------------------------------------------------------------------------
    Three months ended September 30,

    1999
    ----
    Product sales..................            $  7,920          $  3,544        $ 11,464        $     --         $ 11,464
    Total revenue .................               7,920             4,197          12,117              10           12,127
    Operating costs ...............               8,725             4,364          13,089           1,735           14,824
    Operating income (loss) .......                (805)             (167)           (972)         (1,725)          (2,697)

    1998
    ----
    Product sales..................            $    --           $  3,704        $  3,704        $     --        $   3,704
    Total revenue .................                 --              4,198           4,198              92            4,290
    Operating costs ...............                 476             4,853           5,329           2,181            7,510
    Operating income (loss) .......                (476)             (655)         (1,131)         (2,089)          (3,220)

    Nine months ended September 30,

    1999
    ----
    Product sales..................            $ 16,706          $ 11,496        $ 28,202         $    --         $ 28,202
    Total revenue .................              16,706            12,789          29,495             150           29,645
    Operating costs ...............              19,929            15,549          35,478           5,224           40,702
    Operating income (loss) .......              (3,223)           (2,760)         (5,983)         (5,074)         (11,057)

    1998
    ----
    Product sales..................            $    --           $ 10,234        $ 10,234         $    --         $ 10,234
    Total revenue .................               1,000            11,478          12,478             200           12,678
    Operating costs ...............               1,503            14,678          16,181           7,521           23,702
    Operating income (loss) .......                (503)           (3,200)         (3,703)         (7,321)         (11,024)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    Legal Matters

      In July 1996, the Company filed a patent infringement lawsuit against three parties: Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps. The complaint charges, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe on one of the Company's patents. This patent is one of a group of five patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants have filed a countersuit asking for an award of defendants' reasonable attorney fees. The case is currently expected to go to trial during 2000.

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

GENERAL

The Company has developed principally by combining existing businesses, acquiring synergistic technologies and forming strategic business and technological alliances. The Company's operations consist of 1) the neurosurgical business segment, which sells a comprehensive portfolio of implants, instruments and monitors used in neurosurgical operations and by intensive care units, primarily for the treatment of hydrocephalus and neurotrauma, and 2) the surgical products business segment, which manufactures INTEGRA(Registered) Artificial Skin ("INTEGRA Skin"), which is used for treatment of skin defects and burns, and various biomaterials-based medical products and devices for infection control and general and dental surgery and as components for other implantation devices. Through its surgical products segment, the Company also supplies technology and products to the biomaterials-based orthopedic market. The majority of the products manufactured by the surgical products segment are sold to customers under the terms of multiple-year marketing and distribution agreements that provide for purchase and supply commitments on the part of the customer and the Company, respectively. In many cases, marketing and distribution partners have paid license fees for the marketing and distribution rights or development funding for the products.

As a result of the following transactions which occurred in 1999 and 1998, the Company's segment financial results for the three and nine months ended September 30, 1999 and 1998 may not be directly comparable:

o The Company acquired the Rystan Company, Inc. ("Rystan") in September 1998, and subsequently sold the Rystan Panafil(Registered) product line in January 1999;
o The Company acquired the NeuroCare Group of companies ("NeuroCare" or "Integra NeuroCare") in March 1999; and
o The Company and Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM") signed an agreement (the "JJM Agreement") providing JJM with exclusive marketing and distribution rights to INTEGRA Skin worldwide, excluding Japan, for a minimum of ten years. Under the JJM Agreement, the Company will continue to manufacture INTEGRA Skin and will collaborate with JJM to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Product sales and cost of product sales were as follows (in thousands):

1999
----
                                  Neurosurgical  Surgical Products  Consolidated
                                  -------------  -----------------  ------------
Products sales                       $ 7,920         $ 3,544          $11,464
Cost of product sales                  4,090           1,961            6,051
                                     -------         -------          -------
Gross margin on product sales          3,830           1,583            5,413
Gross margin percentage                  48%             45%              47%

1998
----
                                  Neurosurgical  Surgical Products  Consolidated
                                  -------------  -----------------  ------------
Products sales                       $  --            $3,704           $3,704
Cost of product sales                   --             1,706            1,706
                                     -------          ------           ------
Gross margin on product sales           --             1,998            1,998
Gross margin percentage                 --               54%              54%

Consolidated product sales increased $7.8 million to $11.5 million for the three months ended September 30, 1999 primarily as a result of the NeuroCare acquisition in March 1999, offset by the lower sales prices for INTEGRA Skin sold under the JJM Agreement. Consolidated export sales increased $1.8 million to $2.5 million in the third quarter of 1999, primarily as a result of the NeuroCare acquisition. Consolidated gross margin on product sales during such period decreased to 47% of product sales primarily because of the lower gross margins associated with the distribution of INTEGRA Skin through JJM and $493,000 of fair value inventory purchase accounting adjustments included in the neurosurgical segment cost of product sales. Excluding the effects of the inventory purchase accounting adjustments, consolidated gross margin on product sales would have been 52% for the third quarter of 1999.

Neurosurgical product sales and cost of product sales were generated primarily as a result of the NeuroCare acquisition in March 1999. Included in the cost of neurosurgical product sales is $493,000 of fair value inventory purchase accounting adjustments. Excluding these adjustments, gross margin on neurosurgical product sales would have been 55% of product sales for the third quarter of 1999.

Surgical Products sales decreased $160,000 to $3.5 million for the three months ended September 30, 1999 primarily as a result of an $815,000 decrease in sales of INTEGRA Skin, which was offset by an increase of $354,000 in sales of dental products and an increase of $357,000 in sales of Rystan's Panafil(Registered) and Derifil(Registered) products. The decrease in INTEGRA Skin sales was primarily due to lower sales prices to JJM associated with the transfer of all INTEGRA Skin direct sales and marketing efforts to JJM under the JJM Agreement in June 1999. The increase in sales of dental products was led by the introduction of the Company's second generation BioMend(Registered) Extend Absorbable Collagen Membrane product in the third quarter of 1999. There were no sales of Panafil(Registered) and Derifil(Registered) in the third quarter of 1998, as Rystan was acquired at the end of September 1998. Although the Company is entitled to revenue based on identified sales into the podiatry and burn care markets (less certain fees) under the terms of the Panafil(Registered) disposition agreement, the Company anticipates a decline in Panafil(Registered) revenue in future periods. There were no other significant increases in product sales attributable to the acquired Rystan product lines. Because significant portions of the Company's surgical products segment sales are made to marketing partners and distributors, quarter-to-quarter sales in the segment can vary significantly depending on the timing of shipments to these partners and distributors. During the third quarter of 1999, gross margin on surgical product sales decreased to 45% of product sales primarily because of the lower margins associated with the distribution of INTEGRA Skin through JJM. Growth in product sales and gross margin on product sales is expected to be lower than historical levels because INTEGRA Skin is being distributed under the JJM Agreement. The long-term impact on product sales and related gross margin will depend on required production volumes and JJM's ability to market INTEGRA Skin for reconstructive and other additional indications.

Other revenue includes grant revenue, distribution and license fees, product development revenue and royalties. Other revenue in the surgical products segment increased $159,000 to $653,000 for the three months ended September 30, 1999. This increase is primarily related to $132,000 of amortization of deferred revenue associated with the $5.3 million initial payment from JJM for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA Skin. This deferred revenue is being amortized over the initial ten-year term of the JJM Agreement. The Company continues to seek research grants, licensing arrangements and development funding for several of its technologies, although the timing and amount of such revenue, if any, can not be predicted.

Research and development expenses were as follows (in thousands):

                                    1999              1998
                                  ------            ------
Neurosurgical                    $   794           $   213
Surgical products                  1,294             1,593
Corporate and other                  161               414
                                  ------            ------
   Total                          $2,249            $2,220

Research and development expense in the neurosurgical segment increased $581,000 to $794,000 in the third quarter of 1999 primarily because of the Integra NeuroCare acquisition. Neurosurgical research and development activities in the third quarter of 1998 consisted of programs involving the Company's DuraGen(Trademark) dural graft matrix ("DuraGen"), which was launched in the third quarter of 1999, and the peripheral nerve guide, a bioabsorbable collagen tube that acts as a conduit to support guided regeneration of severed nerve tissues. Significant ongoing research and development programs relating to the neurosurgical segment include clinical trials involving the peripheral nerve guide, and the development of the next generation of inter-cranial pressure monitors and shunting products.

Research and development activities within the surgical products segment decreased $299,000 to $1.3 million and other research and development activities decreased $253,000 to $161,000 in the third quarter of 1999 because of the elimination of several research programs in 1999. The Company anticipates adjusting the allocation of research and development resources between the neurosurgical and surgical products segments as it continues to integrate Integra NeuroCare's development activities. The JJM Agreement will provide the Company with research funding for INTEGRA Skin beginning in the year 2000. Additional funding to support the Company's research and development programs will be available if certain clinical and regulatory events related to INTEGRA Skin occur. The amount and allocation of resources to fund research and development will vary depending upon a number of factors, including the progress of development of the Company's technologies, the timing and outcome of pre-clinical and clinical results, changing competitive conditions, continued program funding levels, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

Selling and marketing expenses were as follows (in thousands):

                                    1999              1998
                                  ------            ------
Neurosurgical                     $2,034            $  141
Surgical products                    387             1,060
                                  ------            ------
   Total                          $2,421            $1,201

Neurosurgical selling and marketing expense increased $1.9 million to $2.0 million in the third quarter of 1999 primarily because of the Integra NeuroCare acquisition. Additional increases resulted from expenses related to the domestic and international launch of DuraGen in the third quarter of 1999. The decrease of $673,000 in surgical products selling and marketing expenses is primarily the result of the transition of INTEGRA Skin selling and marketing activities to JJM.

General and administrative expenses were as follows (in thousands):

                                    1999              1998
                                  ------            ------
Neurosurgical                     $1,807            $  122
Surgical products                    722               494
Corporate and other                1,574             1,767
                                  ------            ------
   Total                          $4,103            $2,383

Neurosurgical general and administrative expense increased $1.7 million to $1.8 million in the third quarter of 1999 primarily because of the Integra NeuroCare acquisition. Included in this amount is $244,000 of severance costs associated with the closure of the Integra NeuroCare's Wisconsin facility in July 1999 and $266,000 of intangibles amortization associated with the Integra NeuroCare acquisition. Intangible amortization is expected to increase by approximately $150,000 over each of the next eight quarterly periods, as the amortization period for certain intangibles has been reduced to two years. General and administrative expense in the surgical products segment increased $228,000 in the third quarter of 1999 primarily due to additional headcount. The decrease of $193,000 in other general and administrative expenses to $1.6 million resulted from decreased legal fees in the third quarter 1999, offset by slight increases related to additional headcount.

Interest income decreased $54,000 to $270,000 in the third quarter of 1999 because of lower average cash and investment balances during such quarter. Interest expense of $215,000 in the third quarter of 1999 relates to the Fleet term loan and credit facility assumed in the Integra NeuroCare acquisition.

The income tax benefit of $541,000 for the third quarter of 1999 is due to the reduction of the deferred tax liability recorded in the acquisition of Integra NeuroCare to the extent that consolidated deferred tax assets were generated subsequent to the NeuroCare acquisition. No additional income tax benefit is expected in 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Product sales and cost of product sales were as follows (in thousands):

1999
----
                               Neurosurgical    Surgical Products   Consolidated
                               -------------    -----------------   ------------
Products sales                    $16,706             $11,496          $28,202
Cost of product sales              10,055               6,379           16,434
                                  -------             -------          -------
Gross margin on product sales       6,651               5,117           11,768
Gross margin percentage               40%                 45%              42%

1998
----
                               Neurosurgical    Surgical Products   Consolidated
                               -------------    -----------------   ------------
Products sales                    $  --              $10,234           $10,234
Cost of product sales                --                5,036             5,036
                                  -------            -------           -------
Gross margin on product sales        --                5,198             5,198
Gross margin percentage              --                  51%               51%

Consolidated product sales increased $18.0 million to $28.2 million for the nine months ended September 30, 1999 primarily as a result of the NeuroCare acquisition in March 1999, increased sales of surgical products and sales of the acquired Rystan Panafil(Registered) and Derifil(Registered) products, offset by the lower sales prices for INTEGRA Skin associated with the JJM Agreement. Consolidated export sales increased $4.7 million to $6.7 million for the nine months ended September 30, 1999, primarily as a result of the NeuroCare acquisition. Consolidated gross margin on product sales during such period decreased to 42% of product sales primarily because of the lower gross margins associated with the distribution of INTEGRA Skin through JJM during the third quarter of 1999 and approximately $2.4 million of fair value inventory purchase accounting adjustments related to the Rystan and NeuroCare acquisitions. Excluding the inventory purchase accounting adjustments, consolidated gross margin on product sales would have been 50% for the nine months ended September 30, 1999.

Neurosurgical product sales and cost of product sales were generated primarily as a result of the NeuroCare acquisition in March 1999. Included in the cost of product sales is $2.2 million of fair value inventory purchase accounting adjustments. Excluding these adjustments, gross margin on neurosurgical product sales would have been 53% of product sales for the nine months ended September 30, 1999. Additionally, approximately $500,000 of inventory reserves related to certain slow-moving products were recorded in the nine months ended September 30, 1999.

Surgical Products revenue increased $1.3 million to $11.5 million for the nine months ended September 30, 1999 primarily as a result of a $695,000 increase in sales of dental products, a $292,000 increase in sales of the Company's Helistat(Registered) Absorbable Collagen Hemostatic Sponge and Helitene(Registered) Absorbable Collagen Hemostatic Agent products, and $1.6 million in sales of Rystan's Panafil(Registered) and Derifil(Registered) products, all of which were offset by a $1.4 million decrease in sales of INTEGRA Skin. The significant decrease in INTEGRA Skin sales was partially due to the transfer of all direct sales and marketing efforts to JJM under the JJM Agreement in June 1999. The increase in sales of dental products was lead by the introduction of the Company's second generation BioMend(Registered) Extend product in the third quarter of 1999. There were no sales of Panafil(Registered) and Derifil(Registered) in the nine months ended September 1998, as Rystan was acquired at the end of September 1998. Although the Company is entitled to revenue based on identified sales into the podiatry and burn care markets (less certain fees) under the terms of the Panafil(Registered) disposition agreement, the Company anticipates a decline in Panafil(Registered) revenue in future periods. There were no other significant increases in surgical product sales attributable to the acquired Rystan product lines. Gross margin on surgical product sales decreased to 45% of product sales primarily because of the lower margins associated with the distribution of INTEGRA Skin through JJM in the third quarter of 1999 and lower utilization of the INTEGRA Skin manufacturing capacity in the first quarter of 1999 and approximately $200,000 of fair value purchase accounting adjustments related to Rystan product sales.

Other revenue in the neurosurgical segment decreased $1.0 million to $0 for the nine months ended September 30, 1999 because of a $1.0 million non-refundable licensing fee from Century Medical, Inc. in the first quarter of 1998 related to the acquisition of distribution rights to certain of the Company's neurosurgical products.

Research and development expenses were as follows (in thousands):

                                    1999              1998
                                  ------            ------
Neurosurgical                     $1,566            $  722
Surgical products                  4,503             4,193
Corporate and other                  484             1,522
                                  ------            ------
   Total                          $6,553            $6,437

Research and development expense in the neurosurgical segment increased $844,000 to $1.6 million for the nine months ended September 30, 1999 primarily because of the Integra NeuroCare acquisition. Neurosurgical research and development activities during 1998 consisted of programs involving the DuraGen(Trademark) dural graft matrix, which was launched in the third quarter of 1999, and the peripheral nerve guide, a bioabsorbable collagen tube that acts as a conduit to support guided regeneration of severed nerve tissues. Significant ongoing research and development programs relating to the neurosurgical segment include clinical trials involving the peripheral nerve guide, and the development of the next generation of inter-cranial pressure monitors and shunting products. Research and development activities within the surgical products segment increased $310,000 to $4.5 million for the nine months ended September 30, 1999 because of increased personnel costs for the orthopedic development programs in 1999, offset by the elimination of several research programs in 1999. Other research and development activities decreased $1.0 million to $484,000 for the nine months ended September 30, 1999 because of the elimination of several collaborative research programs in non-core development programs.

Selling and marketing expenses were as follows (in thousands):

                                    1999              1998
                                  ------            ------
Neurosurgical                     $4,054            $  451
Surgical products                  2,873             3,829
                                  ------            ------
   Total                          $6,927            $4,280

Neurosurgical selling and marketing expense increased $3.6 million to $4.1 million for the nine months ended September 30, 1999 primarily because of the Integra NeuroCare acquisition. Additional increases resulted from expenses related to the domestic and international launch of DuraGen in the third quarter of 1999. The decrease of $956,000 in surgical products selling and marketing expenses is primarily the result of the transition of INTEGRA Skin selling and marketing activities to JJM.

General and administrative expenses were as follows (in thousands):

                                    1999              1998
                                 -------            ------
Neurosurgical                    $ 4,254            $  330
Surgical products                  1,794             1,620
Corporate and other                4,740             5,999
                                 -------            ------
   Total                         $10,788            $7,949

Neurosurgical general and administrative expense increased $3.9 million to $4.3 million for the nine months ended September 30, 1999 primarily because of the Integra NeuroCare acquisition. Included in this amount is $1.1 million of severance costs associated with the closure of the Integra NeuroCare's Wisconsin facility in July 1999 and $470,000 of intangibles amortization associated with the Integra NeuroCare acquisition. General and administrative expense in the surgical products segment increased $174,000 to $1.8 million for the nine months ended September 30, 1999 primarily because of additional headcount. The decrease of $1.3 million in other general and administrative expenses to $4.7 million resulted from a significant decrease in legal fees in 1999, as the Company resolved various litigation matters in 1998, and a the effects of a $200,000 asset impairment charge recorded in the first quarter of 1998.

The $4.2 million gain on disposition of product line recorded in 1999 relates to the sale of the Panafil(Registered) product line in January 1999.

Interest income decreased $215,000 to $781,000 for the nine months ended September 30, 1999 because of lower average cash and investment balances during such period. Interest expense of $452,000 for the nine months ended September 30,1999 relates to the Fleet term loan and revolving credit facility assumed in the Integra NeuroCare acquisition.

Other income, net decreased $533,000 to $60,000 for the nine months ended September 30, 1999 primarily as a result of the effect of a $545,000 litigation settlement gain recorded in the second quarter of 1998.

The income tax benefit of $1.3 million for the nine months ended September 30, 1999 is due to a $1.8 million reduction of the deferred tax liability recorded in the acquisition of Integra NeuroCare to the extent that consolidated deferred tax assets were generated subsequent to the NeuroCare acquisition, offset by approximately $460,000 of taxes associated with the gain on the sale of the Panafil(Registered) product line in the first quarter 1999. No additional income tax benefit is expected in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. At September 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $20.8 million and $10.3 million in short and long-term debt. The Company's principal uses of funds during the nine-month period ended September 30, 1999 were $14.8 million in the acquisition of Integra NeuroCare, $1.6 million in purchases of property and equipment and $750,000 in repayments of term loans. Cash flows provided by operations for the nine months ended September 30, 1999 were $1.0 million, which included $6.5 million received under the JJM Agreement. During the nine months ended September 30, 1999, the Company also raised $10.0 million from the sale of Series B Preferred Stock and warrants to Soros Private Equity Partners LLC, assumed $11.0 million of term debt in connection with the Integra NeuroCare acquisition and received $6.4 million in connection with the sale of the Panafil(Registered) product line.

The Company anticipates that it will continue to use its liquid assets to fund operations until sufficient revenues can be generated through product sales and collaborative arrangements. As part of the assumption of the Integra NeuroCare term loan, the Company obtained a $4.0 million revolving credit facility from Fleet Capital Corporation ("Fleet") to fund the working capital needs of Integra NeuroCare, of which $21,000 was drawn down at September 30, 1999.

The Company anticipates that Integra NeuroCare will utilize the revolving credit facility from Fleet Capital Corporation to fund its capital needs. In the short-term, the Company believes that it has sufficient resources to fund its operations. However, in the longer-term, there can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

In addition to the $4.0 million revolving credit facility, the Company assumed an $11.0 million term loan from Fleet in connection with the NeuroCare acquisition. The term loan and the revolving credit facility, as amended, (collectively, the "Fleet Credit Facility") are secured by all the assets and ownership interests of Integra NeuroCare, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare) has guaranteed Integra NeuroCare's obligations. Integra NeuroCare is subject to various financial and non-financial covenants under the Fleet Credit Facility, including restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While the Company anticipates that it will be able to satisfy the requirements of its financial covenants, there can be no assurance that Integra NeuroCare will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants.

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

The only business division of the Company that makes and sells products that contain computer processors is Integra NeuroCare. The Company has determined that the Camino line of intracranial pressure monitors does not include a dating function, and therefore will not be affected by Y2K considerations. The Neuro Navigational line of neuroendoscopy products does contain certain dating functions that will be affected by Y2K considerations, but based on testing of such products, the Company does not believe that the substantive performance of the devices will be affected. The Company is providing its Neuro Navigational customers with instructions for resetting the dating function to overcome any effects of the Y2K considerations. No other products manufactured by the Company contain any materials that would make such products susceptible to disruptions relating to Y2K.

Suppliers

The Company has been reviewing and has requested assurances on the status of the Y2K readiness of its critical suppliers. Many of these suppliers, however, have provided limited assurances regarding the status on their Y2K readiness. The Company plans to continue to monitor critical suppliers during 1999. As a precaution, the Company has been compiling additional inventories of both raw materials and finished goods so that temporary shortages or an increase in product demand will not negatively effect the Company's operations. The Company has also reviewed information regarding its major customers to assess their readiness for Y2K. If a significant number of suppliers and customers experience disruptions as a result of the Y2K issue, this could have a material adverse effect on the financial position and results of operations of the Company. Although the Company is formulating contingency plans to deal with Y2K problems of key business partners and major customers, there can be no assurance that these plans will address all Y2K problems or that the implementation of these plans will be successful.

Given the information available at this time, the Company currently anticipates that the amount that will be spent to complete its Y2K correction plan will not have a material adverse impact on the Company's business, results of operations, financial position and cash flow. Furthermore, Integra does not expect that the effects of any Y2K non-compliance on its systems will have any material adverse impact on the Company's business, results of operations, financial positions or cash flows. However, there can be no assurance that the Company will not incur additional expenses or experience business disruption as a result of systems problems associated with the century change, including system and equipment problems with third parties with which the Company does business.

PART II. OTHER INFORMATION

Item 5. Other Information

On October 20, 1999, Carnrick Laboratories, Inc. a New Jersey corporation (formerly named GWC Health, Inc., "Carnrick"), exercised its rights under two separate warrants to purchase an aggregate of 300,000 shares of common stock of the Company for an aggregate purchase price of $1,950,000, in cash. Carnrick acquired such warrants from the Company in connection with the Company's acquisition by merger of Rystan Company, Inc. from Carnrick in September 19998. The issuance of these shares of common stock of the Company to Carnrick upon exercise of the aforementioned warrants was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") pursuant to
Section 4(2) of the Act from transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        10.1 Amendment No. 1, dated September 29, 1999, to the Amended and Restated Loan and Security Agreement dated March 29,1999 among the Lenders named therein, Fleet Capital Corporation, Integra NeuroCare LLC and Other Borrowers named therein.

        27         Financial Data Schedule

(b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTEGRA LIFESCIENCES HOLDINGS CORPORATION


Date: November 15, 1999           By:   /s/  Stuart M. Essig
                                      -------------------------------------
                                      Stuart M. Essig
                                      President and Chief Executive Officer


Date: November 15, 1999           By:   /s/  David B. Holtz
                                      -------------------------------------
                                      David B. Holtz
                                      Vice President, Finance and Treasurer

                                  Exhibit Index

Exhibit No.

10.1 Amendment No. 1, dated September 29, 1999, to the Amended and Restated Loan and Security Agreement dated March 29, 1999 among the Lenders named therein, Fleet Capital Corporation, Integra NeuroCare LLC and Other Borrowers named therein.

27         Financial Data Schedule