Form 10-K
period 1999-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2000-03-30
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           Commission File No. 0-26224
            December 31, 1999

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $134 million. (Reference is made to page 28 herein for a statement of the assumptions upon which this calculation is based.)

      The number of shares of the registrant's Common Stock outstanding as of March 24, 2000 was 16,312,345.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's definitive proxy statement relating to its scheduled May 16, 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS

The terms "we", "our", "us" and "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries unless the context suggests otherwise.

Integra develops, manufactures and markets medical devices, implants and biomaterials. Our operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, instruments, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances and distributors.

Integra was founded in 1989 and over the next decade built a product portfolio based on resorbable collagen and a product and development platform based on technologies directed toward tissue regeneration. During 1999, we expanded into the neurosurgical market, an attractive niche market, through acquisitions and new products. Our 1999 revenues increased to $42.5 million as compared to $17.5 million in 1998.

In 1999, we sold over 1,000 different products to over 1,900 hospitals and other customers in more than 60 countries. We generate revenues from product sales, strategic alliances and royalties and invested $8.7 million in research and development relating to new products using our biomaterials, peptide chemistry and collagen engineering technologies.

Integra Neurosciences accounted for 54% of total revenues in 1999. We market these products to neurosurgeons and critical care units, which comprise a focused group of hospital-based practitioners. As a result, we are able to access this market through a cost-effective sales and marketing infrastructure.

For the majority of the products we manufacture under Integra LifeSciences, we partner with market leaders, which we believe allows us to achieve our growth objectives cost effectively while enabling us to focus our management efforts on developing new products. Our strategic alliances include Johnson & Johnson Medical, a division of Ethicon, Inc., Sulzer Medica Ltd., the Linvatec division of CONMED Corporation, Bionx Implants, Inc., the Genetics Institute division of American Home Products Corporation, the Sofamor-Danek division of Medtronic, Inc. and Baxter Healthcare.

Strategy

Our goal is to become a leader in the development, manufacture and marketing of medical devices, implants and biomaterials in the markets in which we compete. Our products are principally used in the diagnosis and treatment of acute or chronic neurosurgical, soft-tissue and orthopedic conditions and we intend to expand our presence in those markets. Key elements of our strategy include the following:

Expand our neurosurgery market presence. Through acquisitions and internal growth, we have rapidly grown Integra NeuroSciences into a leading provider of devices for the neurosurgery market. We believe there exists additional growth potential in this market through:

o     Increasing market share of existing product lines;
o     Expanding our product portfolio through acquisitions; and
o Continuing development and promotion of innovative products, such as our recently introduced DuraGen(TM) Dural Graft Matrix.

Continue to develop new and innovative medical products. As evidenced by our development of INTEGRA(R) Artificial Skin, Biomend(R) and DuraGen(TM), we have a leading proprietary resorbable implant franchise. INTEGRA(R) Artificial Skin is a proprietary resorbable collagen used to enable the human body to regenerate functional dermal tissue. In 1999, we introduced our DuraGen(TM) dural graft matrix to close brain and spine casings. We are currently developing a variety of innovative neurosurgical and non-neurosurgical medical products using our resorbable collagen technology as well as expanded applications for our existing products.

Continue to form strategic alliances for Integra LifeSciences products. We have collaborated with leading companies to develop and market the majority of our non-neurosurgical product lines. These products address large and diverse markets, and we believe that they can be more cost effectively sold through marketing partners than through developing our own sales infrastructure. We recently partnered with Johnson & Johnson Medical to market our INTEGRA(R) Artificial Skin and intend to pursue additional strategic alliances selectively.

Additional strategic acquisitions. Since March 1999 we have completed or entered into contracts for three acquisitions in the neurosurgical market. We intend to seek additional acquisitions in this market and seek strategic acquisitions in other niche medical technology areas characterized by high margins, fragmented competition and focused target customers.

Products

We manufacture and market a broad range of medical products for the diagnosis and treatment of spinal and cranial disorders, soft tissue repair and orthopedic conditions. We are also actively engaged in a variety of research and development programs relating to new products or product enhancements utilizing our tissue regeneration technology. Our products and products under development are summarized in the following table.

Integra NeuroSciences

----------------------------------------------------------------------------------------------------
Product                                Application                             Status
----------------------------------------------------------------------------------------------------
Camino(R) and Ventrix(R) fiber         For continuous pressure and           Marketed
optic-based intracranial               temperature monitoring of the brain
pressure monitoring systems            following injury, and drainage
and Clinical Neuro Systems(TM)         of excess fluid
drainage systems & cranial
access kits
----------------------------------------------------------------------------------------------------
Heyer - Schulte(R)                     Specifically designed for the           Marketed
neurosurgical shunts                   maintenance of the chronic
                                       condition, hydrocephalus (i.e.,
                                       excess pressure in the brain)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Product                                  Application                           Status
----------------------------------------------------------------------------------------------------
DuraGen(TM) Dural Graft                  Graft to close brain and spine        Marketed
Matrix (absorbable collagen-based)       casing
----------------------------------------------------------------------------------------------------
Redmond(TM) neurosurgical and            Specialized surgical instruments      Marketed
spinal instruments                       for use in brain or spinal surgery
----------------------------------------------------------------------------------------------------
Neuro-Navigational(R) flexible           For minimally invasive surgical       Marketed
endoscopes for neurosurgery              access to the brain
----------------------------------------------------------------------------------------------------
Helitene(R) Microfibrillar               Control of bleeding during            Approved in
Hemostat                                 surgery                               Europe; Pending
                                                                               approval for
                                                                               neurosurgical use
                                                                               in U.S.
----------------------------------------------------------------------------------------------------
Peripheral nerve conduit               Repair of peripheral nerves           Development
----------------------------------------------------------------------------------------------------

Integra LifeSciences

------------------------------------------------------------------------------------------------------------------------
Product                                Application          Status           Marketing/Development Partner
------------------------------------------------------------------------------------------------------------------------
INTEGRA(R) Artificial Skin             Regenerate dermis    Marketed         Johnson & Johnson Medical, Century
                                       and skin defects                      Medical, Inc.
------------------------------------------------------------------------------------------------------------------------
BioMend(R) and Biomend(R) Extend,      Used in guided       Marketed         Sulzer Medica
Absorbable Collagen Membrane           tissue regeneration
                                       in periodontal
                                       surgery
------------------------------------------------------------------------------------------------------------------------
Articular cartilage repair             Regeneration of      Development      DePuy division of Johnson & Johnson
                                       joint cartilage
------------------------------------------------------------------------------------------------------------------------
Collagen material for use with bone    Fracture             Development      Genetics Institute (AHP), Medtronic
morphogenetic protein (rhBMP-2)        management/enabling                   Sofamor Danek
                                       spinal fusion
------------------------------------------------------------------------------------------------------------------------
Tyrosine polycarbonates for fixation   Fixation or          Development      Linvatec (CONMED), Bionx Implants, Inc.
devices such as resorbable screws,     alignment of
plates, pins, wedges and nails         fractures
------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
VitaCuff(TM)                    Provides          Marketed       Bard Access Systems, Inc., Arrow
                                protection                       International, Inc
                                against
                                infection
                                arising from
                                long-term
                                catheters
----------------------------------------------------------------------------------------------------
BioPatch(TM)                    Anti-microbial    Marketed       Johnson & Johnson Medical
                                wound dressing
----------------------------------------------------------------------------------------------------
Helitene(R) and Helistat(R)     Control of        Marketed       Sold through various distributors
absorbable collagen hemostatic  bleeding
agents
----------------------------------------------------------------------------------------------------
CollaCote(R), CollaTape(R) and  Used to control   Marketed       Sulzer Medica
CollaPlug(R) absorbable wound   bleeding in
dressings                       dental surgery
----------------------------------------------------------------------------------------------------
Sundt(R) Shunt                  Carotid           Marketed       Sold directly and through various
                                endarterectomy                  distributors
                                shunts for
                                shunting blood
                                during
                                surgical
                                procedures
                                involving
                                blood vessels
----------------------------------------------------------------------------------------------------

INTEGRA NEUROSCIENCES

In General

We manufacture and market a multi-line offering of innovative neurosurgical devices used for brain and spine injuries. We intend to be the neurosurgeon's and intensive care unit's "one-stop shop" for these products. For the intensive care unit, we sell the Camino(R) and Ventrix(R) lines of intracranial pressure ("ICP") monitoring systems and external drainage systems manufactured under the Camino(R), Heyer-Schulte(R) and Clinical Neuro Systems(TM) brand names. For the operating room, we sell a wide range of products, including cerebrospinal fluid ("CSF") shunting products, the DuraGen(TM) Dural Graft Matrix, Neuro Navigational(R) endoscopes, and Redmond(TM) neurosurgical instruments.

We sell our neurosurgical products in the United States through a direct sales force organized into five regions each with a region manager. We employ 27 direct sales personnel called neurospecialists covering 40 territories. We intend to increase the number of sales personnel to 40. We also employ seven clinical development specialists who directly educate and train both the neurospecialists and our customers in the use of our products. In addition, we employ a physician as medical director, and a Ph.D. in neurosciences as scientific director. The sales organization has approximately doubled in size since the acquisition of the first neurosciences business in early 1999. We believe this expansion allows for smaller, more focused territories, greater participation in trade shows and more extensive marketing efforts.

Outside of the United States, we sell our products through approximately 60 specialized neurosurgical distributors and dealers.

Industry

Integra NeuroSciences addresses the market need created by trauma cases and hydrocephalus through its established market positions in ICP monitoring, neurosurgical shunting, neuroendoscopy and specialty neurosurgical instrumentation. Integra NeuroSciences currently has more than 3,000 ICP monitors installed worldwide.

ICP monitors are used by neurosurgeons in diagnosing and treating cases of severe head trauma and other diseases. There are approximately 400,000 cases of head trauma each year in the United States.

Hydrocephalus is an incurable condition resulting from an imbalance between the amount of CSF produced by the body and the rate at which CSF is absorbed by the brain. This condition causes the ventricles of the brain to enlarge and the pressure inside the head to increase. Hydrocephalus often is present at birth, but may also result from head trauma, spina bifida, intraventricular hemorrhage, intracranial tumors and cysts. The most common method of treatment of hydrocephalus is the insertion of a shunt into the ventricular system of the brain to divert the flow of CSF out of the brain. A pressure valve then maintains the CSF at normal levels within the ventricles. According to the Hydrocephalus Association, hydrocephalus affects approximately one in 500 children born in the United States. Approximately 80% of total CSF shunt sales address birth-related hydrocephalus with the remaining 20% addressing surgical procedures involving excess CSF due to head trauma.

Integra NeuroSciences's design, manufacture and production of minimally invasive neuroendoscopy products addresses what we believe is significant growth potential in the neuroendoscopy market resulting from an increasing number of neurosurgeons embracing minimally invasive surgical techniques. We believe that the worldwide market for neuroendoscopy products will grow more quickly than most other neurosurgical device lines. This growth is expected, in part, because of the introduction of new procedures called third ventriculostomies which are increasingly substituting for shunt placement for patients who meet the criteria. Accordingly, we believe that our Neuro Navigational(R) line of disposable, semi-flexible, fiber-optic scopes will continue to grow and that the Neuro Navigational(R) line addresses the needs of neurosurgeons employing these techniques.

Our DuraGen(TM) product line addresses the market for dural substitutes, including cranial and spinal procedures.

Integra NeuroSciences's broad line of neurosurgery and spinal instrumentation products, including hand-held spinal and neurosurgery instruments such as retractors, kerrisons, dissectors and curettes, addresses the market for neurosurgical instruments.

Products

Intracranial Pressure Product Line. Integra NeuroSciences sells the Camino(R) and Ventrix(R) lines of intracranial pressure monitoring systems. Core technologies in the intracranial pressure monitoring product line include the design and manufacture of the disposable catheters used in the monitoring systems, patented pressure transducer technology, optical detection/fiber optic transmission technology, sensor characterization and calibration technology and monitor design and manufacture. The research, development and manufacture of Integra NeuroSciences's ICP monitoring products are located in San Diego, California.

External Drainage System Product Line. Integra NeuroSciences's external drainage systems are manufactured under the Camino(R), Heyer-Shulte(R) and Clinical Neuro Systems(TM) brand names. We manufacture the drainage systems in both Anasco, Puerto Rico (for sale under the Camino(R) and Heyer-Schulte(R) brand names) and in Exton, Pennsylvania (for sale under the Clinical Neuro Systems(TM) brand name).

Shunts for Hydrocephalus Management. Our line of shunting products for hydrocephalus management includes the Novus, LPV and Pudenz shunts, ventricular, peritoneal and cardiac catheters, physician-specified hydrocephalus management shunt kits, Ommaya CSF reservoirs and Spetzler lumbar and syringo-peritoneal shunts. Shunts are implanted in the patient to drain excess CSF from the ventricles of the brain into the peritoneal cavity or externally. Integra NeuroSciences's hydrocephalus management shunt manufacturing operations are located in the Anasco, Puerto Rico facility.

DuraGen(TM) Product Line. The DuraGen(TM) Dural Graft Matrix is a resorbable collagen matrix indicated for the repair of the dura mater. The dura mater is the thick membrane that contains the CSF within the brain and the spine. The dura mater must be penetrated during brain surgery, and is often nicked or otherwise damaged during spinal surgery. In either case, surgeons often close or repair the dura mater with a graft. The graft may consist of other tissue taken from elsewhere in the patient's body, or it may be one of the dural substitute products currently on the market which are made of synthetic materials, processed human cadaver, or bovine pericardium. We believe that each of the prevailing methods for repairing the dura mater suffer from shortcomings addressed by the DuraGen(TM) Dural Graft Matrix. We manufacture the DuraGen(TM) Dural Graft Matrix product in our Plainsboro, New Jersey facility.

Our DuraGen(TM) product is an engineered resorbable collagen implant that has been shown in clinical trials to be an effective means for closing the dura mater without the need for suturing, which allows the neurosurgeon to conclude the operation more efficiently. In addition, because the DuraGen(TM) product is ultimately resorbed by the body and replaced with new natural tissue, the patient avoids some of the risks associated with a permanent implant inside the cranium.

Redmond(TM) Product Line. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments sold under the Redmond(TM) brand name. These products include retractors, kerrisons, dissectors and curettes. Major product segments include spinal instruments, microsurgical neuro instruments, and products customized by Integra NeuroSciences and sold through other companies and distributors. We import most of these instruments from Germany.

Neuro Navigational(R) Endoscope Product Line. We manufacture and sell disposable minimally invasive neuroendoscopy products under the Neuro Navigational(R) brand name. These fiber optic instruments are used to facilitate minimally invasive neurosurgery. Neuroendoscopy manufacturing operations are located in San Diego, California.

Helitene(R) Neurosurgical Hemostat Product Line. Helitene(R) hemostatic agent consists of microfibular collagen, and is intended to control bleeding during surgery. Outside of the United States, it is indicated for use in neurosurgery, in addition to general surgery. During 2000, Integra NeuroSciences will begin to sell Helitene(R) outside of the United States for use in neurosurgery.

Peripheral Nerve Conduit Product Line. Although peripheral nerves are one of the few tissues of the body that spontaneously regenerate, in the majority of cases they fail to make useful, functional connections. Consequently, peripheral nerve injuries often result in permanent loss of sensation and motor control. At present, there is no product on the market that regenerates peripheral nerves. The conventional method of treatment for a severed peripheral nerve is microsurgical repair or nerve grafts. Our peripheral nerve regeneration device is a collagen tube designed to facilitate regeneration of the severed nerve and to act as a bridge between the severed nerve ends. The collagen conduit supports nerve regeneration and is then absorbed into the body. Our pre-clinical studies have demonstrated the closure of 5-cm gaps in peripheral nerves in non-human primates with restored nerve function. Our proprietary resorbable conduit for regenerating and reconnecting peripheral nerves is expected to enter clinical trials in Europe in humans during the first half of 2000.

INTEGRA LIFESCIENCES

In General

Integra LifeSciences develops and markets tissue regeneration products and sells surgical products that are primarily sold outside of neurosurgery and neurotrauma. Many of the current products of Integra LifeSciences are built on our expertise in resorbable collagen products. Integra LifeSciences's research and development programs are generally constructed around strategic alliances with leading medical device companies.

Products

INTEGRA(R) Artificial Skin. INTEGRA(R) Artificial Skin is designed to enable the human body to regenerate functional dermal tissue. Human skin consists of the epidermis and the dermis. The epidermis is the thin, outer layer that serves as a protective seal for the body and the dermis is the thicker layer underneath that provides structural strength and flexibility and supports the viability of the epidermis through a vascular network. The body normally responds to severe damage to the dermis by producing scar tissue in the wound area. This scar tissue is accompanied by contraction that pulls the edges of the wound closer which, while closing the wound, often permanently reduces flexibility. In severe cases, this contraction leads to a reduction in the range of motion for the patient, who subsequently requires extensive physical rehabilitation or reconstructive surgery. Physicians treating severe wounds, such as full-thickness burns, seek to minimize scarring and contraction.

INTEGRA(R) Artificial Skin was designed to minimize scar formation and wound contracture in full thickness skin defects. INTEGRA(R) Artificial Skin consists of two layers, a thin collagen-glycosaminoglycan sponge and a silicone membrane. The product is applied with the sponge layer in contact with the excised wound. The sponge material serves as a template for the growth of new functional dermal tissue. The outer membrane layer acts as a temporary substitute for the epidermis to control water vapor transmission, prevent re-injury and minimize bacterial contamination.

INTEGRA(R) Artificial Skin is marketed and sold, except in Japan, by Johnson & Johnson Medical. INTEGRA(R) Artificial Skin was approved by the FDA under a premarket approval application ("PMA") for the post-excisional treatment of life-threatening full-thickness or deep partial-thickness thermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient. The FDA's approval order includes requirements to provide a comprehensive practitioner training program and to conduct a post approval study at multiple clinical sites. We have enrolled more than the required number of patients in the post-approval study, and expect to file the results with the FDA this year.

We estimate that the worldwide market for use of skin replacement products (such as INTEGRA(R) Artificial Skin) in the treatment of severe burns is only about $75 million. However, the potential market for the use of INTEGRA(R) Artificial Skin for reconstructive surgery and the treatment of chronic wounds is much larger, which we estimate to be in excess of $1 billion. In June 1999, Integra LifeSciences entered into a strategic alliance with Johnson & Johnson Medical to distribute INTEGRA(R) Artificial Skin throughout the world, except Japan. As part of that strategic alliance, Johnson & Johnson Medical has agreed to pay for clinical trials to support applications to the FDA for these broader indications. We cannot be certain that such clinical trials will be completed, or that INTEGRA(R) Artificial Skin will receive the approvals necessary to permit Johnson & Johnson Medical to promote it for such indications.

BioMend(R) Absorbable Collagen Membrane. Integra LifeSciences has also developed the BioMend(R) Absorbable Collagen Membrane for use in guided tissue regeneration in periodontal surgery. The BioMend(R) membrane is inserted between the gum and the tooth after surgical treatment of periodontal disease, preventing the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. The BioMend(R) product is intended to be absorbed after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. The BioMend(R) Absorbable Collagen Membrane is sold through the Calcitek division of Sulzer Medica. It has been approved for marketing in the United States and has received CE Mark certification for sales in the European Union. Sulzer Medica is seeking regulatory approval in Japan. BioMend(R) Extend was developed by Integra LifeSciences and has the same indication for use as BioMend(R) except that it absorbs in approximately 16 weeks. The product has received FDA clearance to market, and has been submitted for CE mark certification and for approval in Canada and Japan.

Cartilage Repair Products. Damaged articular cartilage, which connects the skeletal joints, is associated with the onset of progressive pain, degeneration and, ultimately, long-term osteoarthritis. Normal articular cartilage does not effectively heal. The conventional procedure for treating traumatic damage to cartilage involves smoothing damaged portions of the tissue and removing free-floating material from the joint using arthroscopic surgery with the objective of reducing pain and restoring mobility. However, this therapy does not stop joint surface degeneration, often requires two or more surgeries and results in the formation of fibrocartilage, which is rough and non-weight bearing over prolonged periods. Moreover, the long-term result of this procedure often is permanent reduction of joint mobility and an increased risk of developing osteoarthritis.

We are developing a device to allow in vivo regeneration of the patient's own articular cartilage. This technology will allow the patient's body to regenerate a smooth, weight-bearing surface. Our objective in developing this cartilage-specific technology is to produce a product that provides the proper matrix system to allow the natural regeneration of the patient's cartilage, with full restoration of function and diminished risk of osteoarthritis.

The product under development would use our proprietary peptide technology to encourage cells to grow into the template once implanted into the patient. Our peptide portfolio includes bioactive agents designed to mimic natural proteins to promote cell adhesion, cell survival and other important cellular functions. Our product would employ proprietary designs based on multiple layers of collagen material of varying but tightly controlled densities and pore sizes to provide a scaffold for all proliferation and cartilage formation. Simultaneously it would prevent the in-growth of unwanted cells that could lead to scar tissue formation. We anticipate that the device will be absorbed into the body over a period of several weeks. Pre-clinical studies involving several variations of the above protocols are in progress.

Collagen matrices for use with rhBMP-2. We supply the Genetics Institute division of American Home Products with absorbable collagen sponges for use in developing bone regeneration implants. Since 1994, we have supplied absorbable collagen sponges for use with Genetics Institute's recombinant human bone morphogenic protein-2 (rhBMP-2). Recombinant human BMP-2 is a manufactured version of human protein naturally present in very small quantities in the body. Genetics Institute is developing rhBMP-2 for clinical evaluation in several areas of bone repair and augmentation. Spine applications are being developed through a related collaboration with Medtronic Sofamor Danek in North America.

Tyrosine polycarbonates for orthopedic implants. We are continuing to develop additional biomaterial technologies that enhance the rate and quality of healing and tissue regeneration with synthetic biodegradable scaffolds that support cell attachment and growth. We are developing a new class of resorbable polycarbonates created through the polymerization of tyrosine, a naturally occurring amino acid. A well-defined and commercially scaleable manufacturing process prepares these materials. Device fabrication by traditional techniques such as compression molding and extrusion is readily achieved. We believe that this new biomaterial will be useful in promoting full bone healing when implanted in damaged sites. This material is currently being developed for orthopedic and tissue engineering applications where strength and bone compatibility are critical issues for success of healing. We have entered into agreements to supply the material to Bionx Implants, Inc. and the Linvatec division of CONMED, in each case for specified orthopedic implants. No medical device containing the material has yet been approved for sale.

Other Surgical Products. Other current products of Integra LifeSciences include the VitaCuff(TM) catheter access infection control device (sold to Bard Access Systems, Inc., Arrow International, Inc. and the Quinton division of Tyco International Ltd.), the BioPatch(TM) anti-microbial wound dressing (sold to Johnson & Johnson Medical), and a wide range of resorbable collagen products for hemostasis (sold to Sulzer Calcitek for use in periodontal surgery, and to Baxter International and other distributors under the Helistat(R) and Helitene(R) Absorbable Collagen Hemostatic Agent names). All of the foregoing products are manufactured at our Plainsboro, New Jersey manufacturing facility.

Finally, our line of Sundt(R) carotid endarterectomy shunts is used to divert blood to vital organs (such as the brain) during carotid artery surgical procedures. Carotid shunts are manufactured at our medical-grade silicone manufacturing facility in Anasco, Puerto Rico, and sold directly and through distributors.

SALES AND MARKETING

Our sales and marketing strategy for our product lines differ based on the type of market and our assessment of how we can maximize our resources and make the greatest impact on the respective market. We market our Integra NeuroSciences products to neurosurgeons and critical care units, which comprise a focused group of hospital-based practitioners. As a result, we are able to access this market through a cost-effective sales and marketing infrastructure. For the majority of the products we manufacture under Integra LifeSciences, we partner with market leaders, which we believe allows us to achieve our growth objectives cost effectively while enabling us to focus our management efforts on developing new products. The non-neurosurgical products represent large, diverse markets, and we believe that they can be more cost effectively promoted through leveraging leading marketing partners than through developing a sales infrastructure ourselves. Our strategic alliances include Johnson & Johnson Medical, a division of Ethicon, Inc., Sulzer Medica Ltd., the Linvatec division of CONMED Corporation, Bionx Implants, Inc., the Genetics Institute division of American Home Products Corporation, the Sofamor Danek division of Medtronic, Inc. and Baxter Healthcare.

STRATEGIC ALLIANCES

We use distribution alliances to market the majority of our Integra LifeSciences products. We have also entered into collaborative agreements relating to research and development programs involving our technology. These arrangements are described below.

In June 1999, Integra LifeSciences entered into a strategic alliance with Johnson & Johnson Medical to distribute INTEGRA(R) Artificial Skin throughout the world, except in Japan. Johnson & Johnson Medical is responsible for marketing and selling the product, has agreed to make significant minimum product purchases, and will provide $2 million annual funding for research, development and certain clinical trials for the first five years of the alliance and thereafter based on a percentage of net sales. In addition, Johnson & Johnson Medical is obligated to make contingent payments to Integra LifeSciences in the event of certain clinical developments and to assist in the expansion of our manufacturing capacity as we achieve certain sales targets. Under the agreement, we are obligated to manufacture the product and are responsible for continued research and development.

In 1997, we signed an exclusive importation and sales agreement for INTEGRA(R) Artificial Skin in Japan with Century Medical Inc., a subsidiary of ITOCHU Corporation. Under this agreement, Century Medical, Inc. is conducting a clinical trial in Japan at its own expense to obtain Japanese regulatory approvals for the sale of INTEGRA(R) Artificial Skin in Japan.

In February 1998, we announced the signing of a strategic alliance with Johnson & Johnson's DePuy division ("DePuy") to develop and market a new product to regenerate joint cartilage. Integra LifeSciences has agreed to develop an absorbable, collagen-based implant, designed in combination with its proprietary RGD peptide technology, that will allow the body to repair and regenerate articular cartilage found in the knee and other joints. DePuy will market the product worldwide. Under the terms of the agreement, DePuy will make payments of up to $13 million as Integra meets various milestones, and will fund all necessary development costs beyond the pre-clinical phase. If a product is successfully developed, we will be responsible for manufacturing the product and for future product development.

In addition to the cartilage program, Integra LifeSciences has several other programs oriented toward the orthopedic market. These programs include alliances for the development of resorbable orthopedic implants made of our proprietary tyrosine polycarbonate technology with Bionx Implants, Inc. and Linvatec and an alliance with Genetics Institute for the development of collagen matrices to be used in conjunction with Genetics Institute's recombinant human bone morphogenetic protein-2 ("rhBMP-2"). If approved, rhBMP-2 is expected to be used in conjunction with our matrices to regenerate bone. Genetics Institute is developing products based on rhBMP-2 for applications in orthopedics, oral and maxillofacial surgery and spine surgery. Spine applications are being developed through a related collaboration with Medtronic Sofamor Danek in North America.

In September 1998, we announced two strategic alliances with Linvatec and Bionx Implants, Inc. for developing fixation devices using Integra's polymer technology. Under the agreements with Linvatec and Bionx Implants, those companies have responsibility for clinical trials and any necessary regulatory filings, as well as certain minimum annual purchase payments. Products covered under the agreement with Linvatec include a resorbable line of interference screws, as well as tacks and anchors used in reconstruction of the anterior cruciate ligament and posterior cruciate ligament, fixation of ligaments and tendons in the knee and shoulder, and bone-tendon-bone procedures. Linvatec also intends to develop polymer implants for use in bladder neck suspension procedures. Products covered under the agreement with Bionx Implants include a resorbable line of screws, plates, pins, wedges and nails used for the fixation and/or alignment of fractures or osteotomies in all areas of the musculoskeletal system except in the spine and cranium.

Sulzer Medica's dental division, Sulzer Calcitek, has marketed and sold BioMend(R) since 1995, BioMend Extend(TM) since 1999 and CollaCote(R), CollaPlug(R) and CollaTape(R) since 1992.

RESEARCH STRATEGY

The Company has either acquired or secured the proprietary rights to several important scientific platforms. These technologies provide support for the Company's critical applications in neurosciences and tissue regeneration, and additional opportunities for generating near-term and long-term revenues from medical applications. The Company has been able to identify and bring together critical platform technology components from which it works to develop solutions for both tissue regeneration and neurosciences.

The Company spent approximately $8.7 million, $8.2 million and $6.2 million during 1999, 1998 and 1997, respectively, on research and development activities. Research and development activities funded by government grants and contract development revenues amounted to $1.9 million, $1.8 million and $490,000 during 1999, 1998 and 1997, respectively.

GOVERNMENT REGULATION

Our research and development activities and the manufacturing and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. The FDA product approval process has different regulations for drugs, biologics, and medical devices. The FDA currently classifies our proposed regenerative medicine products as medical devices.

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

All studies in the United States in humans for the purpose of investigating the safety and effectiveness of an investigational significant risk medical device must be conducted under the Investigational Device Exemption ("IDE") regulations. An IDE application to the FDA includes all preclinical biocompatibility testing, investigational protocols, patient informed consents, reports of all prior investigations, manufacturing and quality control information. It takes a number of years from initiation of the project until submission of a PMA application to the FDA, and requires the expenditure of substantial resources. If a PMA application is submitted, however, there can be no assurance on the length of time for the review process at the FDA or that the FDA will approve the PMA application.

Under either the 510(k) submission or PMA application process, manufacturing establishments, foreign and domestic, are subject to periodic inspections by the FDA for compliance with Quality System Regulations. The Company and each of its operating subsidiaries are subject to such inspections. To gain approval for the use of a product for clinical indications other than those for which the product was initially evaluated or for significant changes to the product, further studies, including clinical trials and FDA approvals, are required. In addition, for products with an approved PMA application, the FDA requires postapproval reporting and may require postapproval surveillance programs to monitor the product's safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

International Regulatory Requirements

We are preparing for the changing international regulatory environment. "ISO 9000" is an international recognized set of guidelines that are aimed at ensuring the manufacture and development of quality products. We were audited under ISO standards in 1997 and received certification to ISO 9001, a full quality system. In 1998, we underwent a surveillance audit and renewed our certification to ISO 9001. We are required to be audited on an annual basis by a recognized notified body to maintain certification. Companies that meet ISO standards are internationally recognized as functioning under a quality system. Approval of a product by regulatory authorities in international countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval of the PMA application. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE mark certification involves a comprehensive quality system program, and submission of data on a product to the notified body in Europe.

Other United States Regulatory Requirements

In addition to the regulatory framework for product approvals, we are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety; laboratory practices; and the use, handling and disposal of toxic or hazardous substances. We may also be subject to other present and possible future local, state, federal and foreign regulations.

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not incur significant costs to comply with environmental laws and regulations in the future, nor that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

PATENTS AND INTELLECTUAL PROPERTY

We pursue a policy of seeking patent protection of our technology, products and product improvements both in the United States and in selected foreign countries. When determined appropriate, we have and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. We continue to develop a substantial database of information concerning our research and development. We have taken security measures to protect our data and are in the process of exploring ways to enhance further the security of our data. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

COMPETITION

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the PS Medical division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Valleylab division of Tyco International Ltd., and NMT Neurosciences, a division of NMT Medical, Inc. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. In addition, certain companies are known to be competing particularly in the area of skin substitution or regeneration, including Organogenesis and Advanced Tissue Sciences. Finally, in certain cases competition consists primarily of current medical practice, rather than any particular product (such as autograft tissue as a substitute for INTEGRA(R) Artificial Skin). Depending on the product line, we compete on the basis of our products features, strength of our sales organization or marketing partner, sophistication of our technology, and cost effectiveness of our solution to the customer's medical requirements.

EMPLOYEES

At December 31, 1999, we had approximately 450 full-time employees engaged in production and production support (including warehouse, engineering, and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales/marketing and administration and finance. None of our current employees are subject to a collective bargaining agreement.

RECENT DEVELOPMENTS

In March 2000, we agreed to acquire from NMT Medical, Inc. ("NMT") the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instrumentation and Spembly Medical Cryosurgery product lines, including certain assets and liabilities, for an acquisition price of $12.0 million. The acquisition is expected to close by April 15, 2000. One of our subsidiaries will acquire the Selector(R) Ultrasonic Aspirator and Spembly Medical Cryosurgery product lines through the purchase of the stock of certain of NMT's subsidiaries, each organized under the laws of the United Kingdom. In addition, one of our subsidiaries will acquire related assets located in the United States, as well as the inventory, customer list and certain other assets of the Ruggles(TM)line of instruments for the neurosurgeon.

The Selector(R) Ultrasonic Aspirator products and the Ruggles(TM) surgical instruments will be sold through Integra NeuroSciences, and the Spembly Medical Cryosurgery products will be sold through Integra LifeSciences. The Selector(R) Ultrasonic Aspirator uses very high frequency sound waves to pulverize cancer tumors, and allows the surgeon to remove the damaged tumor tissue by aspiration. The Ruggles(TM) line of surgical instruments complements and supplements our Redmond(TM) instruments line, but has historically had significantly higher revenues. Finally, the Spembly Medical Cryosurgery products allow surgeons to use low temperatures to more easily extract diseased tissue.

We also acquired the manufacturing facility in Andover, England that manufactures the ultrasonic aspirator and cryosurgery products. The Andover facility employs approximately 65 employees. The Ruggles(TM) instruments are purchased from various manufacturers and resold under the Ruggles(TM) brand name.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and are subject to a number of risks, uncertainties and assumptions about Integra, including, among other things:

o general economic and business conditions, both nationally and in our international markets;
o our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
o     anticipated trends in our business;
o     existing and future regulations affecting our business;
o our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements;
o our ability to complete acquisitions and integrate and manage new businesses; and
o     other risk factors described below under "Risk Factors."

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                  RISK FACTORS

The Company believes that the following important factors, among others, have affected, and in the future could affect, the Company's business and results of operations and could cause the Company's future results to differ materially from its historical results and those expressed in any forward-looking statements made by the Company. Such factors are not meant to represent an exhaustive list of the risks and uncertainties associated with the Company's business. These factors as well as other factors may affect the Company's future results and the Company's stock price, particularly on a quarterly basis.

We expect to continue to incur operating losses and may never achieve profitability.

To date, we have experienced significant operating losses in funding the research, development, manufacturing and marketing of our products and may continue to incur operating losses. At December 31, 1999, we had a cumulative deficit of $94.3 million. Our ability to achieve profitability depends in part upon our ability, either independently or in collaboration with others, to successfully manufacture and market our products and services. There can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

We may be unable to raise necessary additional financing.

We may need to raise additional funds in the future in order to implement our business plan, to conduct research and development, to fund marketing programs or to acquire complementary businesses, technologies or services. Our committed sources of capital are limited. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures.

Our operating results may fluctuate from time to time, which could affect the value of our common stock.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

o     the impact of acquisitions;
o     the timing of significant customer orders;
o market acceptance of our existing products, as well as products in development;
o     the timing of regulatory approvals;
o the timing of payments received under collaborative arrangements and strategic alliances;
o     our ability to manufacture our products efficiently; and
o     the timing of our research and development expenditures.

The industry and market segments in which we operate are highly competitive, and we may not be able to compete effectively with other companies with greater financial resources than we have.

In general, the medical technology industry is characterized by intense competition. We compete with established pharmaceutical and medical technology companies. Competition also comes from early stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, services and other resources than we do. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

Our competitive position will depend on our ability to achieve market acceptance for our products, implement production and marketing plans, secure regulatory approval for products under development, obtain patent protection and secure adequate capital resources. We may need to develop new applications for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. We can not assure you that competitive pressures will not adversely affect our profitability.

Our current strategy involves growth through acquisitions, which require us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. There can be no assurance that we will be able to continue to implement our growth strategy, or that this strategy will ultimately be successful. A significant portion of our growth in net revenue has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Acquisitions by us may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must be able to integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to further develop our resources to adapt to the particulars of such new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. Any failure by us to integrate acquired operations, manage the cost of providing our products or price our products appropriately may have a material adverse effect on our operating results. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses. Future acquisitions may also result in potentially dilutive issuances of equity securities.

To market our products under development we will first need to obtain regulatory approval. Further, if we fail to comply with the extensive governmental regulations that affect our business, we could be subject to penalties and could be precluded from marketing our products.

Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we, or a third party manufacturer, change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA.

Our products under development are subject to approval by the FDA prior to marketing for commercial use. The process of obtaining necessary FDA approvals can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. To gain approval for the use of a product for clinical indications other than those for which the product was initially evaluated or for significant changes to the product, further studies, including clinical trials and FDA approvals are required. In addition, for products with an approved PMA application, the FDA requires postapproval reporting and may require postapproval surveillance programs to monitor the product's safety and effectiveness. Results of post approval programs may limit or expand the further marketing of the product.

Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records and documentation and labeling and promotion of medical devices. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties.

Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country. Failure to comply with applicable federal, state and foreign medical device laws and regulations would result in fines or other censures or preclude our ability to market products. Because approximately 25% of our 1999 revenues are derived from international sales, any delay or withdrawal of approval or change in international regulations could have an adverse effect on our revenues and profitability. See "Business -- Government Regulation."

Lack of market acceptance for our products or market preference for technologies which compete with our products would reduce our revenues and profitability.

We cannot be certain that our current products, or any other products that we develop or market, will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, manufacture products in sufficient quantities and at an acceptable cost and place and service, directly, or through our strategic alliances, sufficient quantities of our products. In addition, our technology could be harmed by limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions.

Our business depends significantly on key relationships with third parties which we may not be able to establish and maintain.

Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing as well as research and development programs. Our ability to enter into agreements with collaborators depends in part on convincing them that our technology can help achieve and accelerate their goals and strategies. This may require substantial time, effort and expense on our part with no guarantee that a strategic relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into collaborative or alliance agreements, our collaborators could terminate these agreements or they could expire before meaningful developmental milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

Much of the revenue that we may receive under these collaborations will depend upon our collaborators' ability to successfully commercially introduce, market and sell new products derived from our products. Our success depends in part upon the performance by these collaborators of their responsibilities under these agreements.

Some collaborators may not perform their obligations as we expect. Some of the companies we currently have alliances with or are targeting as potential alliances offer products competitive with our products or may develop competitive production technologies or competitive products outside of their collaborations with us that could have a material adverse effect on our competitive position. In addition, our role in the collaborations is mostly limited to the production aspects.

As a result, we may also be dependent on collaborators for other aspects of the development, preclinical and clinical testing, regulatory approval, sales, marketing and distribution of our products. If our current or future collaborators do not effectively market our products or develop additional products based on our technology, our revenues from sales and royalties will be significantly reduced.

The intellectual property rights we rely upon to protect the technology underlying our products may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. You should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours which are not covered by our patents. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that these rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

We may be involved in lawsuits to protect or enforce our intellectual property rights, which may be expensive.

In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. We may also provoke these third parties to assert claims against us.

Our competitive position is dependent in part upon unpatented trade secrets, which we may not be able to protect.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. We can not assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

We are exposed to a variety of risks relating to international sales, including fluctuations in exchange rates, commercial unavailability of, and/or governmental restrictions on access to, foreign exchange and delays in collection of accounts receivable.

We generate significant sales outside the United States, a substantial portion of which are conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which such customers do business may impact the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

As a result of the announced acquisition of the NMT businesses, we will generate revenues and incur operating expenses in British pounds sterling. To the extent that we are unable to pay all of such operating expenses with revenues generated in British pounds sterling or are required to exchange revenues generated in British pounds sterling into U.S. dollars, we will experience currency exchange risk with respect to such British pounds sterling denominated revenues or expenses.

Changes in the health care industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, and limit the means by which we may discount our products, each of which could have a negative impact on our financial performance.

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect the sale and/or the prices of our products. For example:
o major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;
o proposals were adopted recently that will change the reimbursement procedures for the capital expenditure portion of the cost of providing care to Medicare patients;
o numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
o there is economic pressure to contain health care costs in international markets;
o there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and
o there have been recent initiatives by third party payors to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales, which could have a material adverse effect on our business.

In addition, there are laws and regulations that regulate the means by which companies in the health care industry may compete by discounting the prices of their products. Although we exercise care in structuring our customer discount arrangements to comply with such laws and regulations, there can be no assurance that (1) government officials charged with responsibility for enforcing such laws will not assert that such customer discount arrangements are in violation of such laws or regulations, or (2) government regulators or courts will interpret such laws or regulations in a manner consistent with our interpretation.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

If any of our manufacturing facilities were damaged and/or our manufacturing processes interrupted, we could experience lost revenues and our business could be seriously harmed.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products.

We may have significant product liability exposure and our insurance may not cover all potential claims.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We may not be able to obtain insurance for such potential liability on acceptable terms with adequate coverage, or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance, once obtained, may not be renewed at a cost and level of coverage comparable to that then in effect.

We are subject to other regulatory requirements relating to occupational health and safety and the use of hazardous substances which may impose significant compliance costs on us.

In addition to the regulatory framework for product approval, manufacturing and marketing, we are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety, laboratory practices, and the use, handling and disposal of toxic or hazardous substances. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with environmental laws and regulations in the future. We may also be subject to other present and possible future local, state, federal and foreign regulations.

Future sales of our common stock may depress our stock price.

Sales of our common stock, or the perception that such sales could occur, could cause the market price of our common stock to decline and impair our ability to raise additional capital in the future through the sale of equity securities.

The loss of key personnel could harm our business.

We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, President and Chief Executive Officer of Integra. If we lose the services of key personnel, that loss could materially harm our business. We maintain "key person" life insurance on Mr. Essig. In addition, recruiting and retaining qualified personnel will be critical to our success. There is a shortage in the industry of qualified management and scientific personnel, and competition for these individuals is intense. There can be no assurance that we will be able to attract additional and retain existing personnel.

Our stock price may continue to be highly volatile and our stockholders may not be able to resell their shares at or above the price they paid for them.

The stock market in general, and the stock prices of medical device companies, biotechnology companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of and beyond the control of any specific public companies. The market price of Integra common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of Integra common stock include:

o shortfall in our revenues or earnings relative to the levels expected by securities analysts;
o future announcements concerning Integra or its competitors, including the announcement of acquisitions;
o     changes in the prospects of our business partners or suppliers;
o developments regarding our patents or other proprietary rights or those of our competitors;
o     quality deficiencies in our products;
o competitive developments, including technological innovations by us or our competitors;
o government regulation, including the FDA's review of our products and developments;
o changes in recommendations of securities analysts and rumors that may be circulated about Integra or our competitors;
o     public perception of risks associated with our operations;
o     conditions or trends in the medical device and biotechnology industries;
o     additions or departures of key personnel; and
o     sales of our common stock.

Any of these factors could immediately, significantly and adversely affect the trading price of Integra common stock.

We do not intend to pay dividends in the foreseeable future.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund our growth. Accordingly, our stockholders will not receive a return on their investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on their investment even if they sell their shares. As a result, our stockholders may not be able to resell their shares at or above the price they paid for them. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Our major stockholders could make decisions adverse to the interests of other stockholders.

The Company's directors and executive officers and affiliates of certain directors own or control a majority of the outstanding voting securities of the Company and are generally able to elect all directors, to determine the outcome of corporate actions requiring stockholder approval and otherwise to control the business. Such control could preclude any unsolicited acquisition of Integra and consequently adversely affect the market price of the common stock. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control.

Year 2000 related system failures or malfunctions could harm our business.

As of the date of this report, our systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. We are not aware that any of our primary vendors or systems maintained by third parties have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date of this report, Year 2000 issues may not become apparent immediately and, therefore, Integra may be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise.

ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in Plainsboro, New Jersey, San Diego, California and Anasco, Puerto Rico. In addition, we lease several smaller facilities to support additional administrative and storage operations. Our total manufacturing and research space approximates 82,000 square feet. Our Integra LifeSciences products are manufactured in and distributed through the Plainsboro facility. Our Integra NeuroSciences products are manufactured in the Plainsboro, San Diego and Anasco facilities and are distributed through the Plainsboro and San Diego facilities. In March 2000, we leased a warehouse facility in Cranbury, New Jersey that will serve as the national distribution center for all of our products in the United States. In connection with the acquisition of the business, including certain assets and liabilities, of Clinical Neuro Systems in January 2000, we assumed a lease for an FDA registered and inspected manufacturing facility in Exton, Pennsylvania. All of our facilities are leased.

All of our manufacturing and distribution facilities are FDA registered and inspected. We believe that our manufacturing facilities are suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. Some capacity of the plants is being converted, with any needed modification, to meet the current and projected requirements of existing and future products.

ITEM 3. LEGAL PROCEEDINGS

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court in San Diego against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. In March 2000 a jury returned a verdict, finding that Merck KGaA had willfully induced infringement of the Company's patents and awarded the Company $15.0 million in damages, which may be adjusted by the court. The Company expects that post-trial motions will be filed, and that Merck KGaA will appeal various decisions of the court and request a new trial, a reduction in damages, or a judgment as a matter of law notwithstanding the verdict. We cannot accurately predict the ultimate resolution of this matter and have not reflected the verdict in our financial statements.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the "Optex Claimants"), each parties to a Letter Agreement (the "Letter Agreement") with Camino NeuroCare, Inc. ("Camino") dated as of December 18, 1996, have alleged that Camino breached the terms of the Letter Agreement prior to our acquisition of the NeuroCare Group (Camino's prior parent company). The Letter Agreement contains arbitration provisions and Integra and the Optex Claimants have agreed to negotiate rather than seek arbitration for a limited time. While we believe that Camino has valid legal and factual defenses, the Optex Claimants have asserted unspecified significant damages, and we believe that the Optex Claimants are likely to pursue arbitration under the Letter Agreement if the matter is not settled otherwise. We cannot predict the outcome of such an arbitration, were it to take place. In addition, we have asserted a right to indemnification from the seller of the NeuroCare businesses, but there can be no assurance that indemnification, if any, will be obtained.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the financial condition of the Company. The Company's financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Additional Information:

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers and directors of the Company is that Mr. Holtz is the nephew of Richard E. Caruso, Ph.D., who is Chairman of the Company's Board of Directors. The following information indicates the position and age of the Company's executive officers as of the date of this report and their previous business experience.


Name                                Age     Position
----                                ---     --------
Stuart M. Essig, Ph.D.              38      President and Chief Executive Officer

George W. McKinney, III, Ph.D.      56      Executive Vice President and Chief
                                            Operating Officer

John B. Henneman, III               38      Senior Vice President, Chief
                                            Administrative Officer and General
                                            Counsel

Judith E. O'Grady                   49      Senior Vice President, Regulatory, Quality
                                            Assurance and Clinical Affairs

Michael D. Pierschbacher, Ph.D.     48      Senior Vice President Research and
                                            Development, General Manager, Corporate
                                            Research Center

David B. Holtz                      33      Vice President, Finance and Treasurer


Stuart M. Essig, Ph.D. has served as President and Chief Executive Officer and a director of the Company since December 1997. Before joining the Company, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an MBA and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business. Mr. Essig also serves on the Board of Directors of Vital Signs Incorporated and St. Jude Medical Corporation.

George W. McKinney, III, Ph.D. has served the Company as Vice Chairman, Executive Vice President and Chief Operating Officer since May 1997 and as a member of the Board of Directors since December 1992. Between 1990 and 1997, Dr. McKinney was Managing Director of Beacon Venture Management Corporation, a venture capital firm. Between 1992 and 1997, Dr. McKinney also served as President and Chief Executive Officer of Gel Sciences, Inc. and GelMed, Inc., a privately held specialty materials firm with development programs in both the industrial and medical products fields. From 1983 to 1989, Dr. McKinney was a Managing Director at American Research & Development, a venture capital firm. Between 1986 and 1989, he also served as President and Chief Executive Officer of American Superconductor, Inc., a development stage firm in the specialty materials field. From 1965 to 1983, Dr.

McKinney worked for Corning Glass Works (now Corning, Inc.), a specialty materials firm, in a variety of manufacturing, engineering, and financial positions. At Corning, he served as President of Corning Designs, a subsidiary which he founded, as Secretary to the Management Committee, as Director of Business Development and Planning, as Treasurer, International, as Assistant Treasurer, Domestic, and as Financial and Control Manager for the Engineering Division. Dr. McKinney holds an S.B. in Management from MIT and a Ph.D. in Strategic Planning from Stanford University.

John B. Henneman, III is the Company's Senior Vice President, Chief Administrative Officer and General Counsel. Prior to joining the Company in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and from December 1997 to August 1998 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. In March 1999, Neuromedical Systems, Inc. filed a petition under Chapter 11 of the federal bankruptcy laws. From 1986 to 1994, Mr. Henneman practiced law in the Corporate Department of Latham & Watkins (Chicago, Illinois). Mr. Henneman received his A.B. (Politics) from Princeton University in 1983 and his J.D. from the University of Michigan Law School in 1986.

Judith E. O'Grady, Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Research, has served the Company since 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining the Company, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career Ms. O'Grady has held positions with Surgikos, a Johnson & Johnson company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady obtained the FDA approval for INTEGRA(R) Artificial Skin, the first regenerative product approved by the FDA. She also has obtained approvals for several other product lines for the Company. In addition, Ms. O'Grady obtained the CE Mark Certification for approvals in the European Union as well as a multitude of other international approvals. She has been pivotal in the ISO 9001 Certification of the Company. She is a member of the NIST group on standards for clinical outcomes as well as on the Board of Directors for the New Jersey League of Nursing. Ms. O'Grady has presented professional programs and lectures, both nationally and internationally. She received her BS degree from Marquette University and MSN in Nursing from Boston University.

Michael D. Pierschbacher, Ph.D. joined the Company in October 1995 as Senior Vice President, Research and Development. In May 1998 he was named Senior Vice President and Director of the Corporate Research Center. From June 1987 to September 1995, Dr. Pierschbacher served as Senior Vice President and Scientific Director of Telios Pharmaceuticals, Inc. ("Telios") which was acquired by the Company in connection with the reorganization of Telios under Chapter 11 of the federal bankruptcy code. He was a co-founder of Telios in May 1987 and is the co-discoverer and developer of Telios' matrix peptide technology. Before joining Telios as a full-time employee in October 1988, he was a staff scientist at the Burnham Institute for five years and remained on staff there in an adjunct capacity until the end of 1997. He received his post-doctoral training at Scripps Clinical and Research Foundation and at the Burnham Institute. Dr. Pierschbacher received his Ph.D. in Biochemistry from the University of Missouri.

David B. Holtz joined the Company as Controller in 1993 and has served as Vice President, Finance and Treasurer since March 1997. His responsibilities include managing all accounting and information systems functions. Before joining the Company, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University in 1989 and has been certified as a public accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market under the symbol "IART". The following table represents the high and low sales prices for the Company's Common Stock for each quarter for the last two years. All outstanding common share and per share amounts have been retroactively adjusted to reflect a one-for-two reverse stock split of the Company's Common Stock on May 18, 1998.

                                     HIGH            LOW
                                     ----            ---
                  1999
                  ----
             First Quarter          $5.188          $3.00
             Second Quarter         $7.50           $3.875
             Third Quarter          $10.375         $5.625
             Fourth Quarter         $6.4375         $5.375

                  1998
                  ----
             First Quarter          $10.75          $8.125
             Second Quarter         $9.75           $6.125
             Third Quarter          $8.00           $4.375
             Fourth Quarter         $5.25           $3.25

The closing price for the Common Stock on March 24, 2000 was $14.75. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company. Further information concerning ownership of the Company's Common Stock by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The Company does not currently pay any cash dividends on its Common Stock and does not anticipate paying as such dividends in the foreseeable future.

The number of stockholders of record as of March 24, 2000 was approximately 850, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 6,700.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1999. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                                     Years Ended December 31,
                                                   ----------------------------------------------------------
 In thousands, except per share data                    1999        1998        1997        1996        1995
                                                        ----        ----        ----        ----        ----
 Statement of Operations Data (1)
 Product sales...................................    $ 39,661    $ 14,076    $ 14,001    $ 11,210    $  8,356
 Other revenue...................................       2,829       3,379         745       1,938       1,873
                                                     --------    --------    --------    --------    --------
     Total revenue...............................      42,490      17,455      14,746      13,148      10,229

 Cost of product sales, including depreciation(2)      22,219       7,420       7,027       6,671       4,850
 Research and development........................       8,670       8,238       6,222       6,064       5,104
 Selling and marketing...........................       9,481       5,953       5,458       4,304       2,455
 General and administrative (3)..................      12,682       9,357      14,430       4,881       3,225
 Amortization and other depreciation.............       1,818         667         520         675         504
 Acquired in-process research and development (4)         --          --          --          --       19,593
                                                     --------    --------    --------    --------    --------
   Total costs and expenses......................      54,870      31,635      33,657      22,595      35,731
                                                     --------    --------    --------    --------    --------
 Operating loss..................................     (12,380)    (14,180)    (18,911)     (9,447)    (25,502)
 Interest income.................................       1,006       1,250       1,771       1,799         283
 Interest expense................................        (712)        --          --          --         (188)
 Gain on disposition of product line.............       4,161         --          --          --          --
 Other income.......... .........................         141         588         176         120           5
                                                     --------    --------    --------    --------    --------
 Net loss before income taxes....................      (7,784)    (12,342)    (16,964)     (7,528)    (25,402)

 Income tax benefit (5)..........................       1,818         --          --          --          --
                                                     --------    --------    --------    --------    --------
 Net loss........................................    $ (5,966)   $(12,342)   $(16,964)   $ (7,528)   $(25,402)
                                                     ========    ========    ========    ========    ========

 Basic and diluted net loss per share............    $   (.40)   $   (.77)   $  (1.15)   $   (.54)   $  (2.41)
                                                     ========    ========    ========    ========    ========
 Weighted average common shares outstanding......      16,802      16,139      14,810      14,057      10,536
                                                     ========    ========    ========    ========    ========

                                                                           December 31,
                                                   ----------------------------------------------------------
In thousands                                            1999        1998        1997        1996        1995
                                                        ----        ----        ----        ----        ----
 Balance Sheet Data (1)
 Cash, cash equivalents and short-term investments   $ 23,612    $ 20,187    $ 26,272    $ 34,276    $  5,710
 Working capital................................       28,014      23,898      29,407      37,936       7,476
 Total assets...................................       66,253      34,707      38,356      48,741      19,378
 Long-term debt.................................        7,625          --          --          --          --
 Accumulated deficit............................      (94,304)    (88,287)    (75,945)    (58,981)    (51,453)
 Total stockholders' equity.....................       37,989      31,366      35,755      46,384      17,427

----------

(1) As the result of the Company's acquisitions of Telios Pharmaceuticals, Inc. ("Telios") in August 1995, Rystan Company, Inc. ("Rystan") in September 1998 and the NeuroCare group of companies ("NeuroCare") in March 1999, the consolidated financial results and balance sheet data for certain of the periods presented above may not be directly comparable.

(2) The 1999 and 1998 cost of product sales include $2.4 million and $0.3 million, respectively, of fair value purchase accounting adjustments related to inventory acquired in the NeuroCare and Rystan acquisitions.

(3) The 1997 general and administrative expense included the following two non-cash charges: (i) $1.0 million related to an asset impairment charge; and (ii) $5.9 million related to an equity-based signing bonus for the Company's President and Chief Executive Officer.

(4) As a result of purchase accounting, the 1995 loss included $19.6 million of acquired in-process research and development which was charged to expense at the date of the Company's acquisition of Telios.

(5) The 1999 income tax benefit includes a non-cash benefit of $1.8 million resulting from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

General

The Company develops, manufactures and markets medical devices, implants and biomaterials. The Company's operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, instruments, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

In 1999, the Company initiated a repositioning of its business to selectively focus on attractive niche markets. Implementation of this strategy included the purchase of the NeuroCare Group of companies ("NeuroCare") in March 1999 and the execution of an agreement (the "JJM Agreement") with Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM") that provides JJM with exclusive marketing and distribution rights to INTEGRA(R) Artificial Skin worldwide, excluding Japan. As a result of these transactions, the Company formed its Integra NeuroSciences segment and reorganized the remainder of the Company's products into its Integra LifeSciences segment. The JJM Agreement allowed the Integra LifeSciences segment to focus on strategic collaborative initiatives. A majority of the products in the Integra NeuroSciences segment, which accounted for 54% of the Company's total revenues in 1999, were acquired in the NeuroCare acquisition. The Integra LifeSciences segment, which accounted for 46% of the Company's total revenues in 1999, now operates as a provider of innovative products and development activities through strategic alliances with marketing partners and distributors. As a result of these activities, the Company's segment financial results for each of the years 1999, 1998 and 1997 may not be directly comparable.

The Company has incurred losses from operations since its inception and will continue to incur such losses unless and until product sales and research and collaborative arrangements generate sufficient revenue to fund continuing operations. As of December 31, 1999, the Company had an accumulated deficit of $94.3 million.

The Company's financial information discussed below should be considered in light of the following transactions/events that occurred subsequent to December 31, 1999:

o The Company acquired the business, including certain assets and liabilities, of Clinical Neuro Systems ("CNS") on January 17, 2000 for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems including catheters and drainage bags, as well as cranial access kits. The consideration for the CNS acquisition consisted of $4.0 million in cash and a two-year $2.8 million note payable to the seller.

o On March 21, 2000, the Company agreed to acquire the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $12.0 million in cash. The completion of this transaction is subject to customary closing conditions and is expected to close early in the second quarter of 2000.

o On March 29, 2000, the Company issued 54,000 shares of Series C Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC, resulting in proceeds to the Company of $5.4 million. The Series C Preferred is convertible into 600,000 shares of our common stock and has a liquidation preference of $5.4 million with a 10% cumulative dividend. The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring non-cash dividend of $4.2 million that will be reflected in earnings (loss) per share applicable to common stock in the first quarter of 2000.

See Note 20 to the Company's consolidated financial statements under Item 8 of this report for additional information.

Results of Operations

1999 Compared to 1998

Overall, the Company's net loss decreased from $12.3 million in 1998 to $6.0 million in 1999. Operating results improved $1.8 million in 1999, with an operating loss of $12.4 million in 1999 as compared to a $14.2 million operating loss in 1998. The improvement in 1999 operating results resulted from the successful integration of the NeuroCare acquisition and implementation of the JJM Agreement, cost savings achieved in all business segments as compared to 1998 spending levels, and sales increases in the Company's Integra LifeSciences product lines. The Company also recognized a non-operating gain of $4.2 million from the sale of a product line in January 1999 and $1.8 million of non-cash deferred tax benefits recorded in 1999 subsequent to the NeuroCare acquisition.

Total revenues increased $25.0 million from $17.5 million in 1998 to $42.5 million in 1999 primarily as a result of the NeuroCare acquisition. This increase consists of a $25.6 million increase in product sales, offset by a $0.6 million decrease in other revenue. Product sales and cost of product sales were as follows (in thousands):


1999
----                                        Integra           Integra
                                         NeuroSciences      LifeSciences        Consolidated
                                         -------------      ------------        ------------
Product sales                              $ 22,369           $ 17,292             $ 39,661
Cost of product sales                        13,192              9,027               22,219

Gross margin on product sales                 9,177              8,265               17,442
Gross margin percentage                         41%                48%                  44%


1998
----                                        Integra           Integra
                                         NeuroSciences      LifeSciences        Consolidated
                                         -------------      ------------        ------------
Product sales                              $     --           $ 14,076             $ 14,076
Cost of product sales                            --              7,420                7,420

Gross margin on product sales                    --              6,656                6,656
Gross margin percentage                          --                47%                  47%

Consolidated product sales increased $25.6 million to $39.7 million in 1999 primarily as a result of the sales of product lines acquired in 1999 and 1998 and increased sales of Integra LifeSciences products. Consolidated export sales increased $6.8 million to $9.1 million in 1999, primarily as a result of the NeuroCare acquisition.

Consolidated gross margin on product sales during 1999 decreased to 44% of product sales primarily because of the lower gross margins on sales of INTEGRA(R) Artificial Skin and $2.4 million of fair value inventory purchase accounting adjustments related to business acquisitions. Cost of product sales in 1998 included approximately $0.3 million of such fair value inventory purchase accounting adjustments. Excluding these inventory purchase accounting adjustments, consolidated gross margin on product sales would have been 50% and 49% in 1999 and 1998, respectively.

Integra NeuroSciences product sales and cost of product sales were generated from the NeuroCare acquisition in March 1999 and $0.5 million of sales of the DuraGen(TM) Dural Graft Matrix, which the Company launched in the third quarter of 1999. Included in the cost of product sales is $1.9 million of fair value inventory purchase accounting adjustments. Excluding these adjustments, gross margin on Integra NeuroSciences product sales would have been 50% of product sales in 1999.

Integra LifeSciences product sales increased $3.2 million to $17.3 million in 1999 primarily as a result of $3.6 million of sales increases attributable to product lines acquired in connection with business acquisitions and a $1.5 million increase in sales of the Company's hemostasis, dental, and infection control products. These increases were offset by a $2.1 million decrease in sales of INTEGRA(R) Artificial Skin, primarily due to the transfer of all direct sales and marketing efforts to JJM under the JJM Agreement in June 1999. The JJM Agreement requires that JJM make non-refundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Artificial Skin.

Gross margin on Integra LifeSciences product sales increased to 48% of product sales in 1999 primarily because of the higher gross margins associated with the acquired product lines. Offsetting this increase are lower margins associated with the distribution of INTEGRA(R) Artificial Skin through JJM in the second half of 1999 and other INTEGRA(R) Artificial Skin manufacturing and inventory related costs. Gross margin on Integra LifeSciences product sales included $0.5 million and $0.3 million of fair value purchase accounting adjustments in 1999 and 1998, respectively, related to acquired product line sales. Excluding these purchase accounting adjustments, gross margin on Integra LifeSciences product sales would have been 51% and 49% of Integra LifeSciences product sales in 1999 and 1998, respectively. The long-term impact on Integra LifeSciences product sales and related gross margin will depend on required production volumes and our strategic partners' ability to increase sales volume.

Total other revenue decreased $0.6 million in 1999 to $2.8 million. Other revenue in the Integra NeuroSciences segment decreased $0.5 million from $1.0 million in 1998 to $0.5 million in 1999. In 1999, other revenue consisted of $0.5 million of royalty income related to technology acquired in the NeuroCare acquisition. In 1998, other revenue consisted of $1.0 million of revenue from Century Medical, Inc. ("CMI") as partial reimbursement of research and development costs previously expended by the Company. Other revenue in the Integra LifeSciences segment decreased $0.1 million to $2.3 million in 1999. In 1999, other revenue consisted of $0.9 million of grant revenue, $0.9 million of payments received in connection with Integra LifeSciences development programs, $0.3 million of license revenue associated with the JJM Agreement and $0.2 million of royalty income. In 1998, other revenue consisted of $1.0 million of development funding received from DePuy, a Johnson & Johnson Company ("DePuy"), in connection with Integra LifeSciences articular cartilage regeneration development program, $0.6 million of grant revenue, $0.3 million of royalty income and $0.5 million of license revenue.

Research and development expenses were as follows (in thousands):

                                                         1999              1998
                                                         ----              ----

Integra NeuroSciences                                    $2,028           $  924
Integra LifeSciences                                      6,642            7,314
                                                         ------           ------

   Total                                                 $8,670           $8,238

Research and development expense in the Integra NeuroSciences segment increased $1.1 million to $2.0 million in 1999 primarily because of the NeuroCare acquisition. Integra NeuroSciences research and development activities in 1998 consisted of programs involving the DuraGen(TM) Dural Graft Matrix, which was launched in the third quarter of 1999, and the peripheral nerve guide, a bioabsorbable collagen conduit designed to support guided regeneration of severed nerve tissues. Significant ongoing research and development programs in the Company's Integra NeuroSciences segment include the development of the next generation of intra-cranial pressure monitors and shunting products and the continuation of clinical trials involving the peripheral nerve guide.

Research and development activities within the Integra LifeSciences segment decreased $0.7 million to $6.6 million in 1999 primarily because of the elimination of several research programs in early 1999. Significant ongoing research and development programs in the Company's Integra LifeSciences segment include the Company's articular cartilage regeneration program with DePuy, clinical and development activities related to INTEGRA(R) Artificial Skin, additional applications for the Company's orthopedic technologies and development work being conducted to support the Genetics Institute bone regeneration program. The JJM Agreement will provide the Company with research funding of $2.0 million per year for INTEGRA(R) Artificial Skin beginning in the year 2000.

Approximately 22% of the Company's total research and development expenses in 1999 and 1998 were funded through external grants and development funding programs.

During 1999, the Company began shifting the allocation of research and development expenditures toward the NeuroSciences segment in line with the repositioning of the Company. While the Company anticipates that expenditures for research and development will remain at or above 1999 levels, the allocation between segments and programs and the timing of expenditures will vary depending on various factors, including the timing and outcome of pre-clinical and clinical results, changing competitive conditions, continued program funding levels, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

Selling and marketing expenses were as follows (in thousands):

                                                          1999             1998
                                                          ----             ----

Integra NeuroSciences                                    $6,233           $  627
Integra LifeSciences                                      3,248            5,326
                                                         ------           ------

   Total                                                 $9,481           $5,953

Integra NeuroSciences selling and marketing expense increased $5.6 million to $6.2 million in 1999 primarily because of the NeuroCare acquisition. Additional increases resulted from expenses related to the domestic and international launch of the DuraGen(TM) Dural Graft Matrix in the third quarter of 1999. The decrease of $2.1 million in Integra LifeSciences selling and marketing expenses to $3.3 million is primarily the result of the transition of INTEGRA(R) Artificial Skin selling and marketing activities to JJM, offset by a slight increase in sales and marketing costs related to acquired product lines.

General and administrative expenses were as follows (in thousands):

                                                          1999             1998
                                                          ----             ----

Integra NeuroSciences                                  $ 4,499           $   417
Integra LifeSciences                                     2,316             1,989
Corporate                                                5,867             6,951
                                                       -------           -------

   Total                                               $12,682           $ 9,357

Integra NeuroSciences general and administrative expense increased $4.1 million to $4.5 million in 1999 primarily because of the NeuroCare acquisition. Included in this amount is $1.0 million of severance costs associated with the closure of NeuroCare's corporate headquarters in July 1999. General and administrative expense in the Integra LifeSciences segment increased $0.3 million to $2.3 million in 1999 primarily due to additional headcount. The decrease of $1.1 million in corporate general and administrative expenses to $5.9 million in 1999 resulted primarily from decreased legal fees and costs associated with maintenance of the Company's intellectual property and the effects of a $0.2 million asset impairment charge recorded in 1998, offset by increases related to additional headcount.

Amortization and other depreciation (excluding $1.2 million and $0.8 million of depreciation included in cost of sales in 1999 and 1998, respectively) were as follows (in thousands):

                                                          1999             1998
                                                          ----             ----

Integra NeuroSciences                                    $1,176           $   42
Integra LifeSciences                                        345              288
Corporate                                                   297              337
                                                         ------           ------

   Total                                                 $1,818           $  667

Amortization and other depreciation in the Integra NeuroSciences segment increased to $1.2 million in 1999 as a result of the NeuroCare acquisition. Included in the 1999 amount is $0.8 million of amortization of goodwill and other intangibles and $0.4 million of depreciation. Amortization and other depreciation in the Integra LifeSciences segment consisted almost entirely of depreciation.

Interest income decreased $0.3 million to $1.0 million in 1999 because of lower average cash and investment balances during the year. Interest expense of $0.7 million in 1999 relates to a term loan and credit facility assumed in the NeuroCare acquisition.

The $4.2 million gain on disposition of product line was recorded in connection with the sale of a product line in January 1999.

Other income decreased $0.5 million to $0.1 million in 1999. This decrease was the result of a $0.6 million favorable litigation settlement recorded in 1998.

The income tax benefit of $1.8 million in 1999 consists of a $1.8 million non-cash benefit resulting from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition and a $0.6 million tax benefit associated with the sale of certain state net operating losses in the fourth quarter of 1999, both of which were offset by $0.6 million of current income tax provisions. No additional income tax benefit is anticipated in connection with the deferred tax liability recorded in the NeuroCare acquisition.

1998 Compared to 1997

The Company's net loss decreased from $17.0 million in 1997 to $12.3 million in 1998. The 1997 loss included two non-cash charges totaling $6.9 million, which were included in general and administrative expense.

Total revenues increased $2.8 million from $14.7 million in 1997 to $17.5 million in 1998, due largely to increases in other revenues. Product sales, all of which were within the Integra LifeSciences segment, increased $0.1 million from $14.0 million in 1997 to $14.1 million in 1998 and included $0.7 million in sales of product lines acquired in the fourth quarter of 1998. Offsetting these increases in sales was the elimination of $0.6 million of sales of discontinued product lines manufactured at the Company's Westchester, Pennsylvania facility, which was closed in January 1998. Consolidated export sales increased $0.3 million to $2.3 million in 1998, primarily as a result of increased international distribution efforts for INTEGRA(R) Artificial Skin. INTEGRA(R) Artificial Skin received CE Mark certification in March 1998, which included a broader indication of use than currently granted in the United States. Gross margin on Integra LifeSciences product sales decreased $0.3 million from $7.0 million in 1997 (50% of product sales) to $6.7 million in 1998 (47% of product sales). In 1998, gross margin on product sales included $0.3 million of fair value purchase accounting adjustments related to acquired product lines. Excluding these purchase accounting adjustments, gross margin on Integra LifeSciences product sales would have been 49% of product sales in 1998.

Total other revenue increased $2.6 million in 1998 to $3.4 million. Other revenue in the Integra NeuroSciences segment increased $0.9 million from $0.1 million in 1997 to $1.0 million in 1998. In 1998, other revenue consisted of $1.0 million of revenue as partial reimbursement of research and development costs previously expended by the Company. Other revenue in the Integra LifeSciences segment increased from $0.7 million in 1997 to $2.4 million in 1998. In 1998, other revenue consisted of $1.0 million of development funding received from DePuy in connection with the Company's articular cartilage regeneration development program, $0.8 million of grant revenue, $0.3 million of royalty income and $0.3 million of license revenue. In 1997, other revenue in the Integra LifeSciences segment consisted of grant revenue of $0.4 million and $0.3 million of royalty income.

Research and development expenses were as follows (in thousands):

                                                          1998             1997
                                                          ----             ----

Integra NeuroSciences                                    $  924           $  334
Integra LifeSciences                                      7,314            5,888
                                                         ------           ------

   Total                                                 $8,238           $6,222

Research and development expense in the Integra NeuroSciences segment increased $0.6 million to $0.9 million in 1998. Integra NeuroSciences research and development activities in 1998 and 1997 consisted of programs involving the DuraGen(TM) Dural Graft Matrix and the peripheral nerve guide.

Research and development activities within the Integra LifeSciences segment increased $1.4 million to $7.3 million in 1998. This increase was primarily related to research funding for the Company's articular cartilage regeneration, with additional increases in the Company's INTEGRA(R) Artificial Skin and orthopedic programs.

Approximately 22% and 8% of the Company's total research and development expenses in 1998 and 1997, respectively, were funded through external grants and development funding programs.

Selling and marketing expenses were as follows (in thousands):

                                                          1998             1997
                                                          ----             ----

Integra NeuroSciences                                    $  627           $   --
Integra LifeSciences                                      5,326            5,458
                                                         ------           ------

   Total                                                 $5,953           $5,458

Integra NeuroSciences selling and marketing expense increased to $0.6 million in 1998 primarily because of pre-launch activities for the DuraGen(TM) Dural Graft Matrix.

General and administrative expenses were as follows (in thousands):

                                                          1998             1997
                                                          ----             ----

Integra NeuroSciences                                  $   417           $   102
Integra LifeSciences                                     1,989             1,005
Corporate                                                6,951            13,323
                                                       -------           -------

   Total                                               $ 9,357           $14,430

Integra NeuroSciences general and administrative expense increased $0.3 million to $0.4 million in 1998. General and administrative expense in the Integra LifeSciences segment increased $1.0 million to $2.0 million in 1998 primarily due to acquisition related activities in the Integra LifeSciences segment and additional headcount. The decrease of $6.4 million in corporate general and administrative expenses to $7.0 million in 1998 resulted primarily from the following two non-cash charges recorded in 1997: a $1.0 million asset impairment charge associated with certain leasehold improvements due to the closure of the West Chester facility, and a $5.9 million charge related to a fully restated equity-based signing bonus for the Company's President and Chief Executive Officer. Offsetting these decreases was a $0.2 million asset impairment charge recorded in 1998 and increased costs associated with additional headcount and continued litigation and intellectual property maintenance expenditures incurred in 1998. The Company settled three litigation matters during 1998, but continued to incur significant litigation costs associated with the patent infringement lawsuit against Merck KGaA.

Amortization and other depreciation (excluding $0.8 million and $1.4 million of depreciation included in cost of sales in 1998 and 1997, respectively) were as follows (in thousands):

                                                           1998             1997
                                                           ----             ----

Integra NeuroSciences                                      $ 42             $ 14
Integra LifeSciences                                        288              221
Corporate                                                   337              285
                                                           ----             ----

   Total                                                   $667             $520

Amortization and other depreciation in 1998 and 1997 consisted almost entirely of depreciation.

Interest income decreased $0.5 million to $1.3 million in 1998 because of lower average cash and investment balances during the year and lower interest rates.

Other income increased $0.4 million to $0.6 million in 1998 because of a $0.6 million favorable litigation settlement recorded in 1998.

Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and will continue to incur such losses unless and until product sales and research and collaborative arrangements generate sufficient revenue to fund continuing operations. As of December 31, 1999, the Company had an accumulated deficit of $94.3 million.

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. At December 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $23.6 million and $9.9 million in short and long-term bank loans. The Company's principal uses of funds during 1999 were $14.9 million in the acquisition of NeuroCare, $2.3 million in purchases of property and equipment and $1.1 million in repayments of term loans. Net cash flows provided by operations in 1999 were $2.5 million, which reflected $9.9 million received under the JJM Agreement, of which $3.4 million and $5.0 million was recorded in customer advances and deposits and deferred revenue, respectively, at December 31, 1999. During 1999, the Company also received $6.4 million in connection with the sale of a product line, raised $10.0 million from the sale of Series B Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC and assumed $11.0 million of term debt from Fleet Capital Corporation ("Fleet") in connection with the NeuroCare acquisition. As part of the assumption of the term loan, the Company obtained a $4.0 million revolving credit facility from Fleet, of which a de minimis amount was drawn down at December 31, 1999.

The term loan and the revolving credit facility from Fleet, as amended (collectively, the "Fleet Credit Facility"), are collateralized by all the assets and ownership interests of various subsidiaries of the Company including Integra NeuroCare LLC, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. Effective September 29, 1999 and December 31, 1999, certain of these financial covenants were amended. These amendments did not change any other terms of the Fleet Credit Facility. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these amended financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved. The majority of the business acquired in the NeuroCare acquisition is reported in the Integra NeuroSciences segment.

In the short-term, the Company believes that it has sufficient resources to fund its operations. However, in the longer-term, there can be no assurance that the Company will be able to generate sufficient revenues to obtain positive operating cash flows or profitability.

Other Matters

Net Operating Losses

At December 31, 1999, the Company had net operating loss carryforwards ("NOL's") of approximately $50 million and $28 million for federal and state income tax purposes, respectively, to offset future taxable income, if any. The federal and state NOL's expire through 2018 and 2005, respectively.

At December 31, 1999, several of the Company's subsidiaries had unused NOL and tax credit carryforwards arising from periods prior to the Company's ownership. Excluding the Company's Telios Pharmaceuticals, Inc. subsidiary ("Telios"), approximately $9 million of these NOL's for federal income tax purposes expire between 2001 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating loss that is available and the Company's ability to utilize such loss is dependent on the determined value of Telios at the date of acquisition. The Company has a valuation allowance of $42 million against all deferred tax assets, including the net operating losses, due to the uncertainty of realization. The timing and manner in which these acquired net operating losses may be utilized in any year by the Company are severely limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

In December 1999 (as amended in March 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). To the extent the guidance in the SAB differs from generally accepted accounting principles previously utilized by an SEC registrant, the SAB indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

Prior to promulgation of the SAB, the Company had reported some non-refundable, up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when all related material commitments had been satisfied and no future consideration was required. While the Company believes the related supply arrangements entered into with its distributors provides for arms-length pricing of product sales, the SAB requires that the distribution agreement fees now be linked to the supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements. As a result, up-front distribution agreement fees are initially deferred and subsequently amortized on a straight-line basis over the contractual period of the supply arrangements.

The Company is currently assessing the full impact that the SAB will have on its financial statements. Once the final assessment is complete, the total financial impact of the SAB will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2000. The Company currently anticipates that the cumulative effect as of January 1, 2000 of the change in accounting principle (if measured at January 1, 2000) would be approximately $1.3 million. Such amount had previously been reported as other revenue and represents the amount of deferred revenue that would have remained unamortized as of January 1, 2000 with respect to payments previously received and for which the Company expects to record future other revenue under the related supply agreements. The unamortized deferred revenue is determined as if the above noted accounting principle required by the SAB had always been in place.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from an increase in interest rates payable on variable rate term loan. For example, based on the remaining term loan outstanding at December 31, 1999, an annual interest rate increase of 100 basis points would increase interest expense by approximately $99,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 16, 2000, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements and financial statement schedule are filed as a part of this report.


Report of Independent Accountants....................................................     F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998.........................     F-2

Consolidated Statements of Operations and Statements of Comprehensive Loss
 for the years ended December 31, 1999, 1998 and 1997................................     F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997....................................................     F-4

Consolidated Statements of Changes in Stockholders' Equity for the years
 ended December 31, 1999, 1998 and 1997..............................................     F-5

Notes to Consolidated Financial Statements...........................................     F-6

Report of Independent Accountants on Financial Statement Schedules...................    F-25

Financial Statement Schedules........................................................    F-26

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

2. Exhibits.


Number                     Description                                                        Location
2.1                 Purchase Agreement dated January 5, 1999                                  (11) (Exh. 2)
                    among Integra LifeSciences Corporation,
                    Rystan Company, Inc. and Healthpoint, Ltd.**


2.2                 Asset Purchase Agreement dated March 29,                                  (12) (Exh. 2)
                    1999 among Heyer-Shulte NeuroCare, L.P.,
                    Neuro Navigational, L.L.C., Integra NeuroCare
                    LLC and Redmond NeuroCare LLC.**

3.1(a)              Amended and Restated Certificate of                                       (2) (Exh. 3.1)
                    Incorporation of the Company

3.1(b)              Certificate of Amendment to Amended and Restated                          (3)(Exh.3.1(b)
                    Certificate of Incorporation dated May 23, 1998

3.2                 Amended and Restated By-laws of the Company                               (8) (Exh. 3.3)

4.1                 Certificate of Designation, Preferences and Rights                        (6) (Exh. 3)
                    of Series A Convertible Preferred Stock as filed with the
                    Delaware Secretary of State on April 14, 1998.

4.2                 Certificate of Designation, Preferences and Rights of Series B            (3)  (Exh. 4.2)
                    Convertible Preferred Stock as filed with the Delaware Secretary of
                    State on March 12, 1999

4.3                 Warrant to Purchase 60,000 shares of Common                               (12)(Exh. 4.2)
                    Stock of Integra LifeSciences Corporation issued
                    to SFM Domestic Investments LLC.


4.4                 Warrant to Purchase 180,000 shares of Common                              (12)(Exh. 4.3)
                    Stock of Integra LifeSciences Corporation issued
                    to Quantum Industrial Partners LDC.

10.1                License Agreement between MIT and the Company dated as of December 29,    (2) (Exh. 10.1)
                    1993

10.2                Exclusive License Agreement between the Company and Rutgers University    (2) (Exh. 10.5)
                    dated as of December 31, 1994

10.3                License Agreement for Adhesion Peptides Technology between La Jolla       (2) (Exh. 10.6)
                    Cancer Research Foundation and Telios dated as of June 24, 1987

10.4                Supply Agreement between Genetics Institute, Inc. and the Company dated   (2) (Exh. 10.12)
                    as of April 1, 1994

10.5(a)             Stockholder Rights Agreement between the Company and Union Carbide        (2) (Exh. 10.27(a))
                    dated as of April 30, 1993 ("Carbide Agreement")

10.5(b)             Amendment dated November 30, 1993 to Carbide Agreement                    (2) (Exh. 10.27(b))

10.6(a)             Real Estate Lease & Usage Agreement between BHP Diagnostics, Inc.,        (2) (Exh. 10.28)
                    Medicus Technologies, Inc., Integra, Ltd. and the Company dated as of
                    May 1, 1994

10.6(b)             Shared Facilities Usage Agreement Between BHP Diagnostics, Inc.,          (2) (Exh. 10.29)
                    Medicus Technologies, Inc., Integra, Ltd. and the Company dated as of May 1, 1994

10.6(c)             Agreement dated June 30, 1998 by and among BHP Diagnostics, Medicus       (3)  (Exh. 10.18(c))
                    Corporation, Integra Lifesciences I, Ltd. and Integra Lifesciences
                    Corporation

10.7                Lease between Plainsboro Associates and American Biomaterials             (2) (Exh. 10.30)
                    Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc.
                    on October 24, 1989 and as amended through November 1, 1992

10.8                Form of Indemnification Agreement between the Company and  [        ]     (4) (Exh.10.37)
                    dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements

10.9                1992 Stock Option Plan*                                                   (2) (Exh. 10.31)

10.10               1993 Incentive Stock Option and Non-Qualified Stock Option Plan*          (2) (Exh. 10.32)

10.11(a)            1996 Incentive Stock Option and Non-Qualified Stock Option Plan*          (5) (Exh. 4.3)

10.11(b)            Amendment to 1996 Incentive Stock Option and Non-Qualified Stock Option   (8) (Exh. 10.4)
                    Plan*


10.12               1998 Stock Option Plan*                                                   (7) (Exh. 10.2)

10.13               1999 Stock Option Plan*                                                   (1)

10.14               Employee Stock Purchase Plan*                                             (7) (Exh. 10.1)

10.15               Deferred Compensation Plan*                                               (1)

10.16               Registration Rights Agreement dated as of April 30, 1998 by and between   (6) (Exh. 10.2)
                    Integra Life Sciences Corporation and Century Medical, Inc.

10.17               Registration Rights Agreement dated September 28, 1998 between the        (9) (Exh. 10.1)
                    Company and GWC Health, Inc.

10.18               Series B Convertible Preferred Stock and Warrant                          (12)(Exh. 10.1)
                    Purchase Agreement dated March 29, 1999 among Integra
                    LifeSciences Corporation, Quantum Industrial Partners
                    LDC and SFM Domestic Investments LLC

10.19               Registration Rights Agreement dated March 29, 1999                        (12) (Exh. 10.2)
                    among Integra LifeSciences Corporation, Quantum
                    Industrial Partners LDC and SFM Domestic Investments LLC

10.20               Employment Agreement dated December 27, 1997 between the Company and      (8) (Exh. 10.1)
                    Stuart M. Essig*

10.21               Stock Option Grant and Agreement dated December 27, 1997 between the      (8) (Exh. 10.2)
                    Company and Stuart M. Essig*

10.22               Restricted Units Agreement dated December 27, 1997 between the Company    (8) (Exh. 10.3)
                    and Stuart M. Essig*

10.23               Indemnity letter agreement dated December 27, 1997 from the Company to    (8) (Exh. 10.5)
                    Stuart M. Essig*

10.24               Employment Agreement between John B. Henneman, III and the Company        (10) (Exh. 10)
                    dated September 11, 1998*

10.25               Employment Agreement between George W. McKinney, III and the Company      (3)  (Exh. 10.36)
                    dated December 31, 1998*

10.26               Employment Agreement between Judith O'Grady and the Company dated         (3)  (Exh. 10.37)
                    December 31, 1998*

10.27               Employment Agreement between David B. Holtz and the Company dated         (3)  (Exh. 10.38)
                    December 31, 1998*

10.28               Manufacturing and Distribution Agreement dated                            (11) (Exh. 10)
                    January 5, 1999 among Integra LifeSciences
                    Corporation, Rystan Company, Inc., Healthpoint,
                    Ltd. and DPT Laboratories, Inc.

10.29(a)            Amended and Restated Loan and Security Agreement                          (12) (Exh. 10.3)
                    dated March 29, 1999 among the Lenders named therein,
                    Fleet Capital Corporation, Integra NeuroCare LLC and
                    other Borrowers named therein.

10.29(b)            Amendment No. 1, dated September 29, 1999, to                             (14) (Exh. 10.1)
                    the Amended and Restated Loan and Security
                    Agreement dated March 29, 1999 among the
                    Lenders named therein, Fleet Capital Corporation,
                    Integra NeuroCare LLC and other Borrowers
                    named therein.

10.30               Substituted and Amended Term Note dated March 29,                         (12) (Exh. 10.4)
                    1999 by Integra NeuroCare LLC, Redmond
                    NeuroCare LLC, Heyer-Schulte NeuroCare, Inc. and
                    Camino NeuroCare, Inc. to Fleet Capital Corporation.

10.31               Supply, Distribution and Collaboration Agreement                          (13) (Exh. 10.1)
                    between Integra LifeSciences Corporation and
                    Johnson & Johnson Medical, a Division of Ethicon,
                    Inc. dated as of June 3, 1999, certain portions of
                    which are subject to a request for confidential
                    treatment under Rule 24b-2 of the Securities
                    Exchange Act of 1934.

10.32               Lease Contract dated June 30, 1994 between                                (1)



                    the Puerto Rico Industrial Development Company and
                    Heyer-Schulte NeuroCare, Inc.

10.33               Industrial Real Estate Triple Net Sublease                                (1)
                    dated April 1, 1993 between GAP Portfolio Partners
                    and Camino Laboratories.

10.34               Industrial Real Estate Triple Net Sublease                                (1)
                    dated January 15, 1997 between Sorrento Montana, L.P. and
                    Camino NeuroCare, Inc.

21                  Subsidiaries of the Company                                               (1)

23                  Consent of PricewaterhouseCoopers LLP                                     (1)

27                  Financial Data Schedule                                                    (1)

----------

*     Indicates a management contract or compensatory plan or arrangement.

** Schedules and other attachments to the indicated exhibit were omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1)   Filed herewith.

(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995.

(3) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on January 20, 1999.

(12) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on April 13, 1999.

(13) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

(14) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1999.

(b)   Reports on Form 8-K
      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 2000.

                                       INTEGRA LIFESCIENCES HOLDINGS CORPORATION


                                       By: /s/ Stuart M. Essig
                                       -----------------------------------------
                                               Stuart M. Essig, Ph.D.
                                               President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 30th day of March, 2000.

         Signature                                       Title
         ---------                                       -----


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


/s/ David B. Holtz                      Vice President, Finance and Treasurer
---------------------------------       (Principal Financial and Accounting
David B. Holtz                          Officer)


/s/ Richard E. Caruso                   Chairman of the Board
---------------------------------
Richard E. Caruso, Ph.D.


/s/ Keith Bradley                       Director
---------------------------------
Keith Bradley, Ph.D.


/s/ Neal Moszkowski                     Director
---------------------------------
Neal Moszkowski


/s/ James M. Sullivan                   Director
---------------------------------
James M. Sullivan

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries (the "Company") at December 31, 1999 and 1998 and the results of operations, comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 1, 2000, except for Note 20,
as to which the date is March 29, 2000

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


In thousands
                                                                               December 31,
                                                                        ----------------------------
                                                                            1999           1998
                                                                            ----           ----
  ASSETS
  ------
 Current Assets:
   Cash and cash equivalents..........................................    $  19,301    $   5,277
   Short-term investments.............................................        4,311       14,910
   Accounts receivable, net of allowances of $944 and $354............        8,365        3,106
   Inventories........................................................       10,111        2,713
   Prepaid expenses and other current assets..........................          718          921
                                                                          ---------    ---------
          Total current assets........................................       42,806       26,927
  Property and equipment, net.........................................        9,699        6,291
  Goodwill and other intangible assets, net...........................       13,219        1,446
  Other assets........................................................          529           43
                                                                          ---------    ---------
 Total assets.........................................................    $  66,253    $  34,707
                                                                          =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities:
   Short-term loans and current maturities of long-term loans.........    $   2,254    $     --
   Accounts payable, trade............................................          994          573
   Accrued expenses...................................................        5,540        2,207
   Income taxes payable...............................................          643          --
   Customer advances and deposits.....................................        3,901          249
   Deferred revenue...................................................        1,460          --
                                                                          ---------    ---------
          Total current liabilities...................................       14,792        3,029

  Long-term loan......................................................        7,625          --
  Deferred revenue....................................................        5,049          --
  Other liabilities...................................................          798          312
                                                                          ---------    ---------
     Total liabilities................................................       28,264        3,341
                                                                          ---------    ---------
  Commitments and contingencies

  Stockholders' Equity:

   Preferred stock, $.01 par value (15,000 authorized shares; 500 Series A
     Convertible shares issued and outstanding at December 31, 1999 and 1998,
     $4,000 liquidation preference; 100 Series B Convertible shares issued and outstanding at December 31, 1999, $10,000 with a 10% compounded annual
     cumulative dividend liquidation preference)......................            6            5
   Common stock, $.01 par value (60,000 authorized shares; 16,131 and
     15,783 issued and outstanding at December 31, 1999 and 1998,
     respectively)....................................................          161          158
   Additional paid-in capital.........................................      132,340      119,999
   Treasury stock, at cost (1 and 52 shares at December 31, 1999 and
     1998, respectively)..............................................           (7)        (286)
   Unearned compensation related to stock options.....................         (108)        (148)
   Notes receivable - related party...................................          (35)         (35)
   Accumulated other comprehensive loss...............................          (64)         (40)
   Accumulated deficit................................................      (94,304)     (88,287)
                                                                          ---------    ---------
      Total stockholders' equity......................................       37,989       31,366
                                                                          ---------    ---------
  Total liabilities and stockholders' equity..........................    $  66,253    $  34,707
                                                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

                                                            Years Ended December 31,
                                                 --------------------------------------------
                                                       1999          1998          1997
                                                       ----          ----          ----
REVENUES
Product sales....................................   $  39,661     $  14,076     $  14,001
Other revenue....................................       2,829         3,379           745
                                                    ---------     ---------     ---------
    Total revenue................................      42,490        17,455        14,746

COSTS AND EXPENSES
Cost of product sales, including depreciation
  of $1,286, $771 and $1,383.....................      22,219         7,420         7,027
Research and development.........................       8,670         8,238         6,222
Selling and marketing............................       9,481         5,953         5,458
General and administrative.......................      12,682         9,357        14,430
Amortization and other depreciation..............       1,818           667           520
                                                    ---------     ---------     ---------
    Total costs and expenses.....................      54,870        31,635        33,657

Operating loss...................................     (12,380)      (14,180)      (18,911)

Interest income..................................       1,006         1,250         1,771
Interest expense.................................        (712)          --            --
Gain on disposition of product line..............       4,161           --            --
Other income.....................................         141           588           176
                                                    ---------     ---------     ---------
Net loss before income taxes.....................      (7,784)      (12,342)      (16,964)

Income tax benefit...............................       1,818           --            --
                                                    ---------     ---------     ---------
Net loss.........................................   $  (5,966)    $ (12,342)    $ (16,964)
                                                    =========     =========     =========

Basic and diluted net loss per share.............   $   (0.40)    $   (0.77)    $   (1.15)
                                                    =========     =========     =========

Weighted average common shares outstanding.......      16,802        16,139        14,810
                                                    =========     =========     =========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


In thousands
                                                            Years Ended December 31,
                                                 --------------------------------------------
                                                       1999          1998          1997
                                                       ----          ----          ----
Net loss.........................................   $  (5,966)    $ (12,342)    $ (16,964)

OTHER COMPREHENSIVE LOSS
Unrealized loss on investments...................         (24)          (14)          (22)
                                                    ---------     ---------     ---------
Comprehensive loss...............................   $  (5,990)    $ (12,356)    $ (16,986)
                                                    =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                                                                       Years Ended December 31,
                                                                          ----------------------------------------
                                                                                1999          1998          1997
                                                                                ----          ----          ----
OPERATING ACTIVITIES:
    Net loss............................................................    $  (5,966)    $ (12,342)    $ (16,964)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Depreciation and amortization......................................        3,104         1,438         1,903
     Gain on sale of product line and other assets......................       (3,998)          (64)         (162)
     Provision for impairment of assets.................................          --            145         1,021
     Deferred tax benefit...............................................       (1,807)          --            --
     Amortization of discount and interest on investments...............         (291)         (481)         (126)
     Amortization of deferred revenue...................................         (610)          --            --
     Compensation associated with the issuance of stock options.........          370           319           123
     Restricted units issued............................................          --            --          5,875
     Changes in assets and liabilities, net of business acquisitions:
       Accounts receivable..............................................         (510)         (287)          122
       Inventories......................................................        2,829           527           285
       Prepaid expenses and other current assets........................          217            65           (62)
       Non-current assets...............................................          (80)           64           (81)
       Accounts payable, accrued expenses and other current liabilities.         (677)          802           187
       Customer advances and deposits...................................        3,652           --            --
       Deferred revenue.................................................        6,269           --            --
                                                                            ---------     ---------     ---------
     Net cash provided by (used in) operating activities................        2,502        (9,814)       (7,879)
                                                                            ---------     ---------     ---------
INVESTING ACTIVITIES:
    Proceeds from sale of product line and other assets.................        6,354            48           183
    Proceeds from the sales/maturities of investments...................       26,000        33,020        35,500
    Purchases of available for sale investments.........................      (14,737)      (23,274)      (37,071)
    Purchase of restricted equity securities............................          --           (500)         --
    Purchases of property and equipment.................................       (2,309)       (1,166)         (770)
    Cash acquired in a business acquisition.............................          --          1,118           --
    Cash used in business acquisition, net of cash acquired.............      (14,944)          --            --
                                                                            ---------     ---------     ---------
     Net cash provided by (used in) investing activities................          364         9,246        (2,158)
                                                                            ---------     ---------     ---------
FINANCING ACTIVITIES:
    Net proceeds from revolving credit facility.........................            4           --            --
    Repayments of term loan.............................................       (1,125)          --            --
    Proceeds from sales of preferred stock..............................        9,942         4,000           --
    Proceeds from exercise of common stock purchase warrants............        1,950           --            --
    Proceeds from stock issued under employee benefit plans.............          467            95           358
    Purchases of treasury stock.........................................          --           (286)          --
    Preferred dividends paid............................................          (80)          (47)          --
                                                                            ---------     ---------     ---------
     Net cash provided by financing activities..........................       11,158         3,762           358
                                                                            ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents....................       14,024         3,194        (9,679)

Cash and cash equivalents at beginning of period........................        5,277         2,083        11,762
                                                                            ---------     ---------     ---------

Cash and cash equivalents at end of period..............................    $  19,301     $   5,277     $   2,083
                                                                            =========     =========     =========

Cash paid during the year for interest..................................    $     654     $     --      $     --
Cash paid during the year for income taxes..............................          124           --            --

Supplemental disclosure of non-cash investing and financing activities:
    Assumption of term loan in connection with the acquisition of
      the NeuroCare group of companies..................................    $  11,000     $     --      $     --
    Common stock and warrants issued in business acquisition............          --          3,886           --
    Common stock issued in settlement of obligations....................           15           --            --
    Stock purchase warrants issued in settlement of obligations.........          --             56           --
    Issuance of Restricted Units........................................          --            --          5,875


The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In thousands
                                                                                                                 Notes
                                                Common Stock        Preferred Stock              Additional   Receivable
                                                ------------        ---------------    Treasury    Paid-In      Related
                                              Shares     Amount    Shares     Amount     Stock     Capital      Parties
                                              ------     ------    ------     ------     -----     -------      -------
Balance, December 31, 1996............        14,276     $  143        --      $  --     $  --    $ 105,589    $  (35)
                                              ======     ======        ==      =====     =====    =========    ======
Net loss..............................            --         --        --         --        --           --        --
Other comprehensive loss..............            --         --        --         --        --           --        --
Issuance of common stock under
  employee benefit plans .............           676          7        --         --        --          352        --
Unearned compensation related
  to non-employee stock options ......            --         --        --         --        --           61        --
Amortization of unearned compensation.            --         --        --         --        --           --        --
Issuance of restricted units..........            --         --        --         --        --        5,875        --

Balance, December 31, 1997............        14,952        150        --         --        --      111,877       (35)

Net loss..............................            --         --        --         --        --           --        --
Other comprehensive loss..............            --         --        --         --        --           --        --
Issuance of Series A Preferred Stock..            --         --       500          5        --        3,995        --
Issuance of common stock under
  employee benefit plans .............            31         --        --         --        --           95        --
Common stock and warrants issued in
  connection with a business
  acquisition ........................           800          8        --         --        --        3,878        --
Unearned compensation related to
  non-employee stock options .........            --         --        --         --        --          145        --
Amortization of unearned compensation.            --         --        --         --        --           --        --
Warrant issued for services rendered..            --         --        --         --        --           56        --
Dividends paid on Series A
  Preferred Stock ($0.09 per share) ..            --         --        --         --        --          (47)       --
Purchases of treasury stock...........            --         --        --         --      (286)          --        --

Balance, December 31, 1998............        15,783        158       500          5      (286)     119,999       (35)
                                              ======        ===       ===          =      ====      =======       ===

Net loss..............................            --         --        --         --        --           --        --
Other comprehensive loss..............            --         --        --         --        --           --        --
Issuance of Series B Preferred Stock..            --         --       100          1        --        9,941        --
Issuance of common stock under
  employee benefit plans .............            48         --        --         --       264          203        --
Warrants exercised for common stock...           300          3        --         --        --        1,947        --
Issuance of stock in settlement of
  obligation .........................            --         --        --         --        15           --        --
Unearned compensation related
  to non-employee stock options ......            --         --        --         --        --          241        --
Amortization of unearned compensation.            --         --        --         --        --           --        --
Compensation  recorded in connection
  with stock options granted to
  employees ..........................            --         --        --         --        --           89        --
Dividends paid on Series A
  Preferred Stock ($0.16 per share) ..            --         --        --         --        --          (80)       --

Balance, December 31, 1999............        16,131     $  161       600     $    6    $   (7)    $132,340    $  (35)
                                              ======     ======       ===     ======    ======     ========    ======

In thousands                                   Unearned
                                             Compensation
                                              Related to    Accumulated
                                                Stock      Comprehensive  Accumulated     Total
                                               Options         Loss         Deficit       Equity
                                               -------         ----         -------       ------
Balance, December 31, 1996............          $  (328)     $  (4)        $ (58,981)   $46,384
                                                =======      =====         =========    =======
Net loss..............................               --         --           (16,964)   (16,964)
Other comprehensive loss..............               --        (22)               --        (22)
Issuance of common stock under
  employee benefit plans .............               --         --                --        359
Unearned compensation related
  to non-employee stock options ......              (61)        --                --         --
Amortization of unearned compensation.              123         --                --        123
Issuance of restricted units..........               --         --                --      5,875

Balance, December 31, 1997............             (266)       (26)          (75,945)    35,755

Net loss..............................               --         --           (12,342)   (12,342)
Other comprehensive loss..............               --        (14)               --        (14)
Issuance of Series A Preferred Stock..               --         --                --      4,000
Issuance of common stock under
  employee benefit plans .............               --         --                --         95
Common stock and warrants issued in
  connection with a business
  acquisition ........................               --         --                --       3,886
Unearned compensation related to
  non-employee stock options .........             (145)        --                --         --
Amortization of unearned compensation.              263         --                --        263
Warrant issued for services rendered..               --         --                --         56
Dividends paid on Series A
  Preferred Stock ($0.09 per share) ..               --         --                --        (47)
Purchases of treasury stock...........               --         --                --       (286)

Balance, December 31, 1998............             (148)       (40)          (88,287)    31,366
                                                   ====        ===           =======     ======

Net loss..............................               --         --            (5,966)    (5,966)
Other comprehensive loss..............               --        (24)               --        (24)
Issuance of Series B Preferred Stock..               --         --                --      9,942
Issuance of common stock under
  employee benefit plans .............               --         --               (51)       416
Warrants exercised for common stock...               --         --                --      1,950
Issuance of stock in settlement of
  obligation .........................               --         --                --         15
Unearned compensation related
  to non-employee stock options ......             (241)        --                --         --
Amortization of unearned compensation.              281         --                --        281
Compensation  recorded in connection
  with stock options granted to
  employees ..........................               --         --                --         89
Dividends paid on Series A
  Preferred Stock ($0.16 per share) ..               --         --                --        (80)

Balance, December 31, 1999............         $   (108)    $  (64)        $ (94,304)   $37,989
                                               ========     ======         =========    =======

The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") develops, manufactures and markets medical devices, implants and biomaterials. The Company's operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, instruments, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

There are certain risks and uncertainties inherent in the Company's business. To date, the Company has experienced significant operating losses in funding the research, development, manufacturing and marketing of its products and may continue to incur operating losses. The Company's ability to achieve profitability depends in part upon its ability, either independently or in collaboration with others, to successfully manufacture and market its products and services. The industry and market segments in which the Company operates are highly competitive, and the Company may not be able to compete effectively with other companies with greater financial resources. In general, the medical technology industry is characterized by intense competition, which comes from established pharmaceutical and medical technology companies and early stage companies that have alternative technological solutions for the Company's primary clinical targets, as well as universities, research institutions and other non-profit entities. The Company's competitive position and profitability will depend on its ability to achieve market acceptance for its products, implement production and marketing plans, secure regulatory approval for products under development, obtain patent protection and secure adequate capital resources.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less and have virtually no risk of loss in value to be cash equivalents.

Investments

The Company's current investment policy is to invest available cash balances in high quality debt securities with maturities not to exceed 18 months. Realized gains and losses are determined on the specific identification cost basis. All investments are classified as available for sale, with unrealized gains and losses reported in other comprehensive loss.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which are estimated to be between 3 and 15 years. Leasehold improvements are amortized using the straight-line method over the minimum lease term or the life of the asset whichever is shorter. The cost of major additions and improvements is capitalized. Maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Goodwill and Other Intangible Assets

Goodwill other intangible assets were recorded in connection with the acquisition of the NeuroCare Group of companies in March 1999 and the Rystan Company, Inc. in September 1998. Goodwill and other intangibles are being amortized using a straight-line basis over periods ranging from two to fifteen years.

Long-Lived Assets

Long-lived assets held and used by the Company, including goodwill and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Research and Development

Research and development costs are expensed in the period in which they are incurred.

Revenue Recognition

Product sales are recognized when delivery has occurred or title has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. Research grant revenue and contract product development revenue are recognized when the related expenses are incurred. Under the terms of existing research grants, the Company is reimbursed for allowable direct and indirect research expenses. Product licensing revenue is recognized ratably over the contract period. Royalty revenue is recognized over the period the royalty products are sold.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and short-term investments, which are held at major financial institutions, and trade receivables. The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer.

Net Loss per Share

Amounts used in the calculation of basic and diluted net loss per share were as follows (in thousands, except per share data):

                                                  1999       1998        1997
                                                  ----       ----        ----

Net loss ...................................   $ (5,966)   $(12,342)   $(16,964)
Preferred stock dividends
   Series A Convertible Preferred Stock ....        (80)        (47)         --
   Series B Convertible Preferred Stock ....       (751)         --          --
                                               --------    --------    --------
Net loss applicable to common stock ........   $ (6,797)   $(12,389)   $(16,964)
                                               ========    ========    ========

Weighted average common shares outstanding .     16,802      16,139      14,810
                                               ========    ========    ========

Basic and diluted net loss per share .......   $  (0.40)   $  (0.77)   $  (1.15)
                                               ========    ========    ========

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted per share amounts reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Options and warrants to purchase 4,401,000, 3,095,000 and 3,778,000 shares of common stock and preferred stock convertible into 2,868,000, 500,000 and 0 shares of common stock at December 31, 1999, 1998 and 1997, respectively were not included in the computation of diluted loss per share because their effect would be antidilutive. The Restricted Units issued by the Company (see Note 11) are included in the weighted average calculation because no further consideration is due related to the issuance of the underlying common shares.

Stock Based Compensation

Employee stock based compensation is recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". For disclosures purposes, pro forma net loss and loss per share are presented as if the fair value method had been applied.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

In December-1999 (as amended in March 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). To the extent the guidance in the SAB differs from generally accepted accounting principles previously utilized by an SEC registrant, the SAB indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

Prior to promulgation of the SAB, the Company had reported some non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when all related material commitments had been satisfied and no future consideration was required. While the Company believes the pricing under related supply arrangements entered into with its distributors provides for arms-length pricing of product sales, the SAB requires that the distribution agreement fees now be linked to the supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements. As a result, up-front distribution agreement fees are initially deferred and subsequently amortized on a straight-line basis over the contractual period of the supply arrangements.

The Company is currently assessing the full impact that the SAB will have on its financial statements. Once the final assessment is complete, the total financial impact of the SAB will be recorded as a cumulative effect of a change in accounting principle in the first quarter of 2000. The Company currently anticipates that the cumulative effect as of January 1, 2000 of the change in accounting principle (if measured at January 1, 2000) would be approximately $1.3 million. Such amount had previously been reported as other revenue and represents the amount of deferred revenue that would have remained unamortized as of January 1, 2000 with respect to payments previously received and for which the Company expects to record future other revenue under the related supply agreements. The unamortized deferred revenue is determined as if the above noted accounting principle required by the SAB had always been in place.

3. BUSINESS ACQUISITIONS AND DISPOSITIONS

On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies ("NeuroCare"), a leading provider of neurosurgical products. The $25.4 million acquisition price was comprised of $14.4 million of cash and $11.0 million of assumed indebtedness under a term loan from Fleet Capital Corporation ("Fleet"). The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10.0 million of Series B Convertible Preferred Stock and warrants. The convertible preferred shares are convertible into 2,617,801 shares of the Company's common stock, have a liquidation preference of $10.0 million with a 10% compounded cumulative annual return, which is payable only upon the Company's conditional redemption of the preferred shares or in the event of a liquidation or change in control, and are senior to all other equity securities of the Company. The warrants issued are for the right to acquire 240,000 shares of the Company's common stock at an exercise price of $3.82 per share.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS ACQUISITIONS AND DISPOSITIONS, continued

The acquisition has been accounted for under the purchase method of accounting and the results of the acquisition are included in the consolidated financial statements since the acquisition date. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition. This preliminary allocation has resulted in acquired intangibles and goodwill of approximately $13.7 million, which is being amortized on a straight-line basis over periods ranging from 2 to 15 years. The following is a summary of the preliminary allocation (in thousands):

Cash ........................................................          $    285
Accounts receivable .........................................             4,899
Inventory ...................................................            10,553
Property and equipment ......................................             3,601
Other assets ................................................               582
Intangibles and goodwill ....................................            13,701
Accrued expenses and other liabilities ......................            (8,218)
Term loan ...................................................           (11,000)
                                                                       --------
                                                                       $ 14,403
                                                                       ========

We do not expect the preliminary allocation to change significantly.

On September 28, 1998, the Company acquired Rystan Company, Inc. ("Rystan") for 800,000 shares of common stock of the Company and two warrants each having the right to purchase 150,000 shares of the Company's common stock. The total purchase price was valued at $4.0 million, which exceeded the Company's assessment of the fair value of net assets acquired by approximately $1.5 million. This excess of purchase price over the fair value of net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition was accounted for using the purchase method of accounting and the results of the acquisition are included in the consolidated financial statements since the acquisition date. In January 1999, the Company subsequently sold a Rystan product line, including the brand name and related production equipment, to Healthpoint, Ltd. for $6.4 million in cash and recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture, including the closing of the Rystan facility.

The following unaudited pro forma financial information assumes that these acquisitions had occurred as of the beginning of each period (in thousands):

                                                              (Unaudited)
                                                         Year ended December 31,
                                                      1999        1998        1997
                                                      ----        ----        ----
Total revenue ...................................   $ 50,412    $ 53,161    $ 51,122
Net loss .......................................    $ (8,666)   $ (9,964)   $(15,531)
Basic and diluted loss per share ................   $  (0.58)   $  (0.66)   $  (1.06)

Excluded from the pro forma results for the year ended December 31, 1999 is the $3.7 million gain, net of tax, ($0.22 per share) from the sale of a Rystan product line. Included in the historical and pro forma amounts for the year ended December 31, 1999 are inventory fair value purchase accounting adjustments of $2.2 million, severance costs of $1.1 million and $1.8 million of deferred tax benefits relating to the NeuroCare acquisition. The pro forma amounts for the years ended December 31, 1998 and 1997 include $2.2 million of fair value inventory purchase accounting adjustments and $1.8 million of deferred tax benefits related to the NeuroCare acquisition and $0.3 million of fair value purchase accounting inventory adjustments related to the Rystan acquisition, respectively. These pro forma amounts are based upon certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     STRATEGIC ALLIANCE

On June 3, 1999, the Company and Johnson & Johnson Medical, Division of Ethicon, Inc. ("JJM"), signed an agreement (the "JJM Agreement") providing JJM with exclusive marketing and distribution rights to INTEGRA(R) Artificial Skin worldwide, excluding Japan.Under the JJM Agreement, the Company will continue to manufacture INTEGRA(R) Artificial Skin and will collaborate with JJM to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration.

Upon signing the JJM Agreement, the Company received a payment from JJM of $5.3 million for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA(R) Artificial Skin and certain other rights. This amount has been recorded as deferred revenue and is being amortized over the ten-year term of the JJM Agreement. The unamortized balance of $5.0 million at December 31, 1999 is recorded in deferred revenue, of which $0.5 million is classified as short-term. Additionally, the JJM Agreement requires JJM to make non-refundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Artificial Skin. As a result, the Company received a $1.2 million prepayment upon signing the JJM Agreement for minimum purchases in 1999 and a $3.4 million payment in December 1999 for minimum purchases in 2000. The entire $1.2 million initial payment was recorded as product sales in 1999, as JJM's sales to end customers satisfied its 1999 minimum purchase commitment, and the $3.4 million payment is recorded in current liabilities as customer advances and deposits at December 31, 1999.

The JJM Agreement also provides for annual research funding of $2.0 million for the years 2000 through 2004, after which such funding amounts will be determined based upon net sales of INTEGRA(R) Artifical Skin. Additional funding will be received upon the occurrence of certain clinical and regulatory events and for funding expansion of the Company's INTEGRA(R) Artificial Skin production capacity as certain sales targets are achieved.

5.     INVESTMENTS

The Company's current investment balances are classified as available for sale and all debt securities have maturities within one year. Investment balances as of December 31, 1999 and 1998 were as follows:

In thousands                                    Unrealized   Unrealized    Fair
                                         Cost       Gains      Losses      Value
                                         ----       -----      ------      -----
1999:
    U.S. Government agency securities   $ 3,975   $      --   $    --    $ 3,975
    Equity securities ...............       400          --       (64)       336
                                        -------   ---------   -------    -------
       Total ........................   $ 4,375   $      --   $   (64)   $ 4,311
                                        =======   =========   =======    =======

1998:
    U.S. Government agency securities   $14,950   $       4   $   (44)   $14,910
                                        =======   =========   =======    =======

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES

Inventories consist of the following (in thousands):

                                                                           December 31,
                                                                ---------------------------------
                                                                       1999              1998
                                                                       ----              ----
Finished goods.............................................       $   3,786         $   1,433
Work-in-process............................................           2,224               802
Raw materials..............................................           4,101               478
                                                                  ---------         ---------
                                                                  $  10,111         $   2,713
                                                                  =========         =========

7. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following (in thousands):

                                                                         December 31,
                                                                -------------------------------
                                                                       1999              1998
                                                                       ----              ----
Machinery and equipment....................................       $   8,923         $   4,952
Furniture and fixtures.....................................             559               319
Leasehold improvements.....................................           7,805             6,840
Construction in progress...................................             390                24
                                                                  ---------         ---------
                                                                     17,677            12,135
Less: Accumulated depreciation and amortization............          (7,978)           (5,844)
                                                                  ---------        ----------
                                                                  $   9,699         $   6,291
                                                                  =========         =========

Depreciation and amortization expense associated with property and equipment for the years ended December 31, 1999, 1998 and 1997 was $2,229,000, $1,413,000 and
$1,903,000, respectively.

8. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles, net, consists primarily of identifiable intangible assets and residual goodwill related to the NeuroCare acquisition. The following is a summary of goodwill and other intangible balances (in thousands):


                                                                         December 31,
                                                                -------------------------------
                                                                       1999              1998
                                                                       ----              ----

Technology.................................................       $   3,730               --
Customer base..............................................           1,810               --
Trademarks.................................................           1,570               --
Other identifiable intangible assets.......................           2,661               --
Goodwill...................................................           4,348             1,495
                                                                  ---------         ---------
                                                                     14,119             1,495
Less: Accumulated amortization.............................            (900)              (49)
                                                                  ---------         ---------
                                                                  $  13,219         $   1,446
                                                                  =========         =========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The assets sold in the disposition of the Rystan product line in January 1999 included approximately $1,031,000 of goodwill related to the product line. Amortization expense associated with goodwill and other intangibles for the years ended December 31, 1999, 1998 and 1997 was $875,000, $49,000 and $0,
respectively.

9. CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

                                                                         December 31,
                                                                -------------------------------
                                                                       1999              1998
                                                                       ----              ----
Acquisition related costs...................................      $     658         $     --
Vacation....................................................            533               260
Legal fees..................................................            526               591
Contract research...........................................            378               401
Other.......................................................          3,445               955
                                                                  ---------         ---------
                                                                  $   5,540         $   2,207
                                                                  =========         =========

10. DEBT

The NeuroCare acquisition was partially funded through an $11.0 million term loan provided by Fleet. Fleet has also provided a $4.0 million revolving credit facility to fund working capital requirements, of which $4,000 was drawn down as of December 31, 1999. The term loan and revolving credit facility (collectively, the "Fleet Credit Facility") generally bear interest at a variable rate that is based upon the prime lending rate charged for commercial loans in the United States. At December 31, 1999, the weighted average and year-end interest rate on the Company's debt was 9.5%. An option is available to the Company to borrow certain portions of the Fleet Credit Facility at variable rates based upon the London Interbank Overnight Rate ("LIBOR"), subject to certain limitations and restrictions.

The Fleet Credit Facility is collateralized by all the assets and ownership interests of various subsidiaries of the company including Integra NeuroCare LLC and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. At December 31, 1999, approximately $15.6 million of Integra NeuroCare LLC's net assets were restricted under the provisions of the Fleet Credit Facility. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. Effective September 29, 1999 and December 31, 1999, certain of these financial covenants were amended. These amendments did not change any other terms of the Fleet Credit Facility. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these amended financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The majority of the business acquired in the NeuroCare acquisition is reported in the Integra NeuroSciences segment.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT, continued

At December 31, 1999, $9,875,000 remained outstanding on the term loan, of which $2,250,000 is classified as short-term. The term loan is repayable as follows:
$2,250,000 in 2000, $2,500,000 in 2001, $3,250,000 in 2002 and $1,875,000 in
2003. Notwithstanding these payments, the term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved.

11. STOCKHOLDERS' EQUITY

Preferred Stock Transactions

In connection with the NeuroCare acquisition, the Company sold $10.0 million of Series B Preferred Stock to affiliates of Soros Private Equity Partners LLC (see
Note 3).

During the second quarter of 1998, the Company sold 500,000 shares of Series A Preferred Stock ("Series A Preferred") for $4.0 million to Century Medical, Inc. ("CMI"). The Preferred Stock pays an annual dividend of $0.16 per share, payable quarterly, and has a liquidation preference of $4.0 million. Each share of Preferred Stock is convertible at any time into one-half share of Company common stock and is redeemable at the option of the Company after December 31, 2007.

Common Stock Transactions

In September 1998, the Company issued 800,000 shares of Company common stock and two warrants each having the right to purchase 150,000 shares of the Company's common stock to GWC Health, Inc., a subsidiary of Elan Corporation, plc., as consideration for the acquisition of Rystan (See "Common Stock Warrants" below and Note 3).

Stock Split

The Company's shareholders approved a one-for-two reverse split of the Company's common stock at the annual shareholders meeting held on May 18, 1998. All outstanding common share and per share amounts have been retroactively adjusted to reflect the reverse split.

Restricted Units

In December 1997, the Company issued one million restricted units ("Restricted Units") as a fully vested equity based signing bonus to the Company's new President and Chief Executive Officer ("Executive"). Each Restricted Unit represents the right to receive one share of the Company's common stock. In connection with the Restricted Units, the Company incurred a non-cash compensation charge of $5.9 million in the fourth quarter of 1997, which is included in general and administrative expenses.

Common Stock Warrants

In connection with the NeuroCare acquisition, the Company issued two warrants to affiliates of Soros Private Equity Partners LLC having the right to purchase an aggregate of 240,000 shares of the Company's common stock at $3.82 per share. These warrants expire on March 28, 2001.

In connection with the acquisition of Rystan, the Company issued two warrants, each having the right to purchase 150,000 shares of the Company's common stock at $6.00 and $7.00, respectively. Both of these warrants were exercised in October 1999.

In conjunction with a 1993 private placement of 347,947 shares of the Company's common stock to Boston Scientific Corporation the Company sold for additional consideration and issued to BSC a warrant (the "BSC Warrant") to purchase 347,947 shares of the Company's common stock at an exercise price of $14.37 per share. The BSC Warrant expired on January 31, 2000.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY , continued

Stockholders' Rights

As stockholders of the Company, Union Carbide Corporation, CMI and GWC Health are entitled to certain registration rights. The Executive also has demand registration rights under the Restricted Units agreement.

12. STOCK OPTIONS

As of December 31, 1999, the Company had stock options outstanding under five stock option plans, the 1992 Stock Option Plan (the "1992 Plan"), the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1993 Plan"), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). As of June 30, 1997, no additional options can be granted out of the 1992 Plan and 175,000 shares reserved under the 1992 Plan were cancelled.

The Company has reserved 750,000 shares of common stock for issuance under each of the 1993 and 1996 Plans, 1,000,000 shares under the 1998 Plan, and 2,000,000 shares under the 1999 Plan. The 1993 Plan, 1996 Plan, 1998 Plan and the 1999 Plan (together, "the Plans") permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. Options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant, and generally expire six years from the grant date.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and accordingly no compensation cost has been recognized for the fair value of stock option grants except the amortization of unearned compensation related to options granted to non-employees which amounted to $281,000, $263,000 and $123,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in grant since 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:


(In thousands)                                                 1999            1998            1997
                                                               ----            ----            ----
Net loss applicable to common stock...................    $   (6,797)   $   (12,389)    $   (16,964)
Pro forma net loss applicable to common stock.........        (9,991)       (15,070)        (17,777)
Basic and diluted net loss per share..................    $    (0.40)   $     (0.77)    $     (1.15)
Pro forma basic and diluted net loss per share........         (0.59)         (0.93)          (1.20)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS, continued

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                         1999              1998              1997
                                         ----              ----              ----
Dividend yield.....................       -0-               -0-               -0-
Expected volatility................       90%               80%               80%
Risk free interest rate............      5.4%              5.2%              6.2%
Expected option lives..............     4 years           4 years          6 years

For the three years ended December 31, 1999, option activity for all the Plans (including the 1992 Plan) was as follows:

                                                        Weighted-Average
                                                         Exercise Price       Shares
(Shares in thousands)                                    ---------------      --------
December 31, 1996, Outstanding .....................       $     8.68         1,405
                                                                              =====

December 31, 1996, Exercisable .....................       $     5.64           950
                                                                              =====
       Granted .....................................       $     7.10         1,493
       Exercised ...................................       $     0.53          (676)
       Canceled ....................................       $    15.52          (681)
                                                                               ----

December 31, 1997, Outstanding .....................       $     7.68         1,541
                                                                              =====

December 31, 1997, Exercisable .....................       $     9.36           393

       Granted .....................................       $     4.35         1,045
       Exercised ...................................       $     8.00            (1)
       Canceled ....................................       $     8.21          (138)
                                                                               ----

December 31, 1998, Outstanding .....................       $     6.26         2,447
                                                                              =====

December 31, 1998, Exercisable .....................       $     8.45           730

       Granted .....................................       $     5.10         1,757
       Exercised ...................................       $     4.24           (61)
       Canceled ....................................       $     5.56          (352)
                                                                               ----

December 31, 1999, Outstanding .....................       $     5.82         3,791
                                                                              =====

December 31, 1999, Exercisable .....................       $     6.76         1,422

December 31, 1999, Available for Grant .............                            772

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS, continued

In June 1999, the Company granted fully vested non-qualified stock options with an intrinsic value of $90,000 on the grant date to certain employees for which a corresponding charge was recorded to general and administrative expense. Otherwise, the exercise price of all other stock options granted under the 1992 Plan and the Plans was equal to or greater than the fair market value of the common stock on dates of grant. The weighted average exercise price and fair market value of options granted in 1999, 1998 and 1997 were as follows:

             Less Than Market Price             Equal to Market Price           In Excess of Market Price
             ----------------------             ---------------------           --------------------------
          Exercise Price     Fair Value     Exercise Price     Fair Value     Exercise Price     Fair Value
          --------------     ----------     --------------     ----------     --------------     -----------
1999        $  3.46           $  3.46         $  5.11           $  3.77         $  7.61           $  0.06
1998             --                --         $  4.19           $  2.59         $  8.00           $  1.98
1997             --                --         $  6.44           $  4.96         $  8.08           $  4.56

The following table summarizes information about the outstanding and exercisable stock options at December 31, 1999:

                                         Options Outstanding                             Options Exercisable
                            -----------------------------------------------         ------------------------------
Options in thousands                            Weighted            Weighted                             Weighted
                                                 Average             Average                              Average
      Range of                As of             Remaining           Exercise           As of             Exercise
  Exercise Prices           12/31/99        Contractual Life          Price           12/31/99             Price
  ---------------           --------        ----------------          -----           --------             -----
  $3.375 - $5.500            1,467              4.7 years           $  3.78              433             $  3.83
  $5.75  -  $8.00            2,126              4.1 years           $  6.56              895             $  7.13
  $8.125 - $23.00              198              3.2 years           $ 12.94               94             $ 16.72
                             -----                                                     -----
                             3,791                                                     1,422
                             =====                                                     =====

13. FINANCIAL INSTRUMENTS

Fair value of the Company's financial instruments are estimated as follows (in thousands):

                                                 December 31, 1999             December 31, 1998
                                               Fair         Carrying         Fair         Carrying
                                               Value         Amount          Value         Amount
                                               ----         --------         ----         --------
Nonderivatives
Cash and cash equivalents                    $19,301         $19,301       $ 5,277         $ 5,277
Short-term investments                         4,311           4,311        14,910          14,910
Term loans and revolving credit facility       9,879           9,879           --              --

Fair values were estimated based on market prices, where available. The interest rate on the Company's term loan and borrowings under its revolving credit facility are reset periodically to reflect current market rates.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. LEASES

The Company leases all of its facilities through noncancelable operating lease agreements. In November 1992, a corporation whose shareholders are trusts whose beneficiaries include beneficiaries of a significant shareholder acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing, research and principal warehouse facility in Plainsboro, New Jersey. The lease provides for rent escalations of 10.1% and 8.5% in the years 2002 and 2007, respectively, and expires in October 2012. The total amount of the minimum lease payments related to the New Jersey facility is being charged to expense on a straight-line basis over the term of the lease.

The Company also leases manufacturing, administrative and laboratory space in San Diego, California, Anasco, Puerto Rico and Irvington, New Jersey under various leases agreements expiring through 2004 that are accounted for as operating leases. The lease agreement related to the Company's research facility in San Diego provides for annual escalations, for which the minimum lease payments are being charged to expense on a straight-line basis over the term of the lease. The Company also leases facilities additional space for administrative support activities and storage under short-term agreements in New Jersey and California.

In May 1994, the Company entered into a 5 year lease agreement with a related party of a significant shareholder for a facility in West Chester, Pennsylvania. In January 1998, the Company decided to suspend its operations at this facility and in June 1998, entered into a lease termination agreement related to the facility that required the Company to pay $330,000 for the facility's maintenance, certain operating costs and other commitments through April 1999. Additionally, the Company recorded asset impairment charges of $1,021,000 in 1997 and $145,000 in 1998, respectively, related to certain leasehold improvements made at the West Chester facility. These charges were expensed in general and administrative expense.

Future minimum lease payments under operating leases at December 31, 1999 were as follows:

In thousands
                                           Related         Third
                                           Parties        Parties          Total
                                           -------        -------          -----
2000                                         $210          $1,051         $1,261
2001                                          210             807          1,017
2002                                          213             600            813
2003                                          231             534            765
2004                                          231             458            689
Thereafter                                  1,909              --          1,909
                                           ------          ------         ------
Total minimum lease payments               $3,004          $3,450         $6,454
                                           ======          ======         ======

Total rental expense for the years ended December 31, 1999, 1998 and 1997 was $958,000, $780,000 and $640,000, respectively, and included $219,000, $267,000 and $390,000 in related party expense, respectively.

         INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The income tax benefit (provision) consisted of the following (in thousands):

                                   1999              1998              1997
                               -------------     -------------     -------------
Current:
   Federal                     $   (100)         $    --           $    --
   State                            113               --                --
                               -------------     -------------     -------------
Total current                        13               --                --

Deferred:
   Federal                        1,671               --                --
   State                            136               --                --
                               -------------     -------------     -------------
Total deferred                    1,807               --                --
                               -------------     -------------     -------------

Income tax benefit             $  1,818          $    --           $    --
                               =============     =============     =============

The temporary differences which give rise to deferred tax assets and (liabilities) are presented below:


In thousands                                                                   December 31,
                                                                      -----------------------------
                                                                          1999             1998
                                                                      -----------       -----------
Net operating loss and tax credit carryforwards                       $    36,800       $    36,679
Inventory reserves and capitalization                                       1,021             1,312
Other                                                                       2,615             3,086
Depreciation and amortization                                                 --                767
Deferred revenue                                                            2,560               --
                                                                      -----------       -----------
Total deferred tax assets before valuation allowance                       42,995            41,844
Valuation allowance                                                       (41,465)          (41,844)

Depreciation and amortization                                              (1,562)              --
Other                                                                        (392)              --
                                                                      -----------       -----------
Net deferred tax liabilities                                          $      (392)      $       --
                                                                      ===========       ============

The Company's valuation allowance was provided against the deferred tax assets due to the uncertainty of realization. The net change in the Company's valuation allowance was $18,000, $4,380,000 and $8,511,000 in 1999, 1998 and 1997,
respectively. The net deferred tax liability of $392,000 at December 31, 1999 is recorded in Other liabilities.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                               1999              1998               1997
                                                          --------------     -------------     -------------
Federal statutory rate                                        (34.0%)          (34.0%)           (34.0%)
Increase (reduction) in income taxes resulting from:
     State income taxes                                         6.9%              --                --
     Benefit from sale of state net operating loss, net
        of federal effect                                      (5.5%)             --                --
     Alternative minimum tax, net of state benefit              1.3%              --                --
     Amortization of goodwill                                   0.8%              --                --
     Other nondeductible items                                  7.4%             1.8%              1.4%
     Change in valuation allowance                             (0.2%)           32.2%             32.6%
                                                          --------------     -------------      ------------
Effective tax rate                                            (23.3%)             --                --
                                                          ==============     =============      ============

         INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES, continued

The 1999 change in valuation allowance includes a non-cash benefit of $1.8 million resulting from the deferred tax liabilities recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

At December 31, 1999, the Company had net operating loss carryforwards ("NOL's") of approximately $50 million and $28 million for federal and state income tax purposes, respectively, to offset future taxable income, if any. The federal and state NOL's expire through 2018 and 2005, respectively. During 1999, the Company recognized a tax benefit of $645,000 for the sale of certain state net operating loss carryforwards through a special program offered by the State of New Jersey.

At December 31, 1999, several of the Company's subsidiaries had unused NOL and tax credit carryforwards arising from periods prior to the Company's ownership. Excluding the Company's Telios Pharmaceuticals, Inc. subsidiary ("Telios")), approximately $9 million of these NOL's for federal income tax purposes expire between 2001 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating loss that is available and the Company's ability to utilize such loss is dependent on the determined value of Telios at the date of acquisition. The Company's has valuation allowance of $42 million against all deferred tax assets, including the net operating losses, due to the uncertainty of realization. The timing and manner in which these acquired net operating losses may be utilized in any year by the Company are severely limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

16. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer matching and discretionary profit sharing contributions, which are determined annually by the Company, vest over a six-year period of service. For the years ended December 31, 1999, 1998 and 1997, the Company's matching was based on a percentage of salary reduction elections per eligible participant and totaled $85,000, $48,000 and $35,000, respectively. No discretionary profit sharing contribution was made in any year.

The Company received shareholder approval for its Employee Stock Purchase Plan ("ESPP") in May 1998. The purpose of the ESPP is to provide eligible employees of the Company and certain of its subsidiary corporations with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 500,000 shares of common stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares.

17. DEVELOPMENT, LICENSE AND ROYALTY AGREEMENTS

The Company has various development funding agreements and grant awards under which it receives payments to support research and development activities. Significant development funding and grant awards include;

A strategic alliance with Johnson & Johnson Medical, Inc. that provides for annual research funding for INTEGRA(R) Artificial Skin beginning in 2000 and additional payments upon the occurrence of certain clinical and regulatory events and for funding expansion of the Company's INTEGRA(R) Artificial Skin production capacity as certain sales targets are achieved (See Note 4).

A strategic alliance with Johnson & Johnson Professional, Inc. (now known as "DePuy") to develop and market a new product to regenerate articular cartilage. The Company will develop an absorbable, collagen-based implant designed in combination with a proprietary RGD peptide. DePuy will develop the arthroscopic instrumentation used in the surgery and will market the combined products worldwide. Under the terms of the agreement, DePuy will make payments up to $13 million as the Company meets various milestones, and will fund all necessary development costs beyond the pre-clinical phase. Following successful development, the Company will be responsible for manufacturing the product and for future new product development. The Company received $300,000 and $1,000,000 in development funding for research and development expenditures under the agreement in 1999 and 1998, respectively which were recorded as Other revenue.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. DEVELOPMENT, LICENSE AND ROYALTY AGREEMENTS, continued

A three-year, $2 million Department of Commerce award under the National Institute of Standards and Technology ("NIST") program for continued work on a class of biodegradable polymers licensed from Rutgers University. This second award began in April 1998 and the Company received $727,000 and $337,000 of funding for research and development expenditures under it in 1999 and 1998, respectively.

In connection with an agreement with Genetics Institute, Inc. ("GI"), the Company receives development support payments from GI to support development of specialized delivery matrices for the release of GI's recombinant human bone morphogenic protein (rhBMP-2) to simulate bone growth. The Company received $300,000 and $64,000 of funding for research and development expenditures under the agreement in 1999 and 1998, respectively, which were recorded as Other revenue.

In March 1998, the Company entered into a series of agreements with Century Medical, Inc ("CMI"), a wholly-owned subsidiary of ITOCHU Corporation, under which CMI will distribute the Company's identified neurosurgical products in Japan. CMI made an up-front non-refundable payment as partial reimbursement of research and development costs previously expended by the Company of $1.0 million in the first quarter of 1998, which was recorded in Other revenue, and agreed to underwrite the costs of the Japanese clinical trials and regulatory approval processes.

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

18. LEGAL MATTERS

Various lawsuits claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.

In 1997, the Company and the Massachusetts Institute of Technology ("MIT") filed a patent infringement lawsuit against LifeCell Corporation ("LifeCell"). LifeCell filed various counterclaims and a complaint against the Company and MIT claiming tortious interference, business and product disparagement, unfair competition among other charges. In 1998, the Company and LifeCell entered into a settlement agreement under the terms of which the Company agreed not to assert certain patents against LifeCell's current technology or reasonable equivalents thereof and LifeCell acknowledged the validity of these patents. As part of the settlement agreement, the Company purchased LifeCell common stock for $500,000, and LifeCell agreed to a royalty-bearing license for any possible future biomaterials-based matrix products developed by LifeCell that may be covered by the patents.

In 1995, the Company's subsidiary filed a complaint against a distributor claiming the distributor breached a distribution agreement by, among other things, not paying the Company's subsidiary for certain products delivered. In 1998, the Company and the distributor entered into a settlement agreement in which the distributor agreed to pay an aggregate of $550,000 in installments over the remainder of 1998. The Company recorded a net gain in other income in 1998 of $550,000 as a result of the settlement.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL MATTERS, continued

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court in San Diego against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the "Optex Claimants"), each parties to a Letter Agreement (the "Letter Agreement") with Camino NeuroCare, Inc. ("Camino") dated as of December 18, 1996, have alleged that Camino breached the terms of the Letter Agreement prior to our acquisition of the NeuroCare Group (Camino's prior parent company). The Letter Agreement contains arbitration provisions and Integra and the Optex Claimants have agreed to negotiate rather than seek arbitration for a limited time. While we believe that Camino has valid legal and factual defenses, the Optex Claimants have asserted unspecified significant damages, and we believe that the Optex Claimants are likely to pursue arbitration under the Letter Agreement if the matter is not settled otherwise. We cannot predict the outcome of such an arbitration, were it to take place. In addition, we have asserted a right to indemnification from the seller of the NeuroCare businesses, but there can be no assurance that indemnification, if any, will be obtained.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the financial condition of the Company. The Company's financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

19. SEGMENT INFORMATION AND MAJOR CUSTOMER DATA

Integra develops, manufactures and markets medical devices, implants and biomaterials. Our operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, instruments, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

In 1998, the Company's operations were comprised of two reportable business segments, (1) medical products and (2) skin defects and burns. As a result of a repositioning of the Company's business in 1999, including the sale of a product line, the NeuroCare acquisition, and the transfer of all INTEGRA(R) Artificial Skin sales and marketing activities to JJM, the Company has reorganized its reportable segments into two segments, Integra NeuroSciences and Integra LifeSciences. A majority of the products in the Integra NeuroSciences segment were acquired in the NeuroCare acquisition. Prior to the reorganization, the Company's Integra NeuroSciences business was included in the former medical products segment. The non-neurosurgical business of the former medical products segment and the products sold under the former skin defects and burns segment are now reported in the Integra LifeSciences segment, as the majority of this segment's products are sold under marketing or distribution arrangements.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT INFORMATION AND MAJOR CUSTOMER DATA, continued

Selected financial information on the Company's business segments is reported below (in thousands):

                                                                                Total
                                   Integra                Integra             Reportable
                                LifeSciences           NeuroSciences           Segments            Corporate            Total
------------------------------------------------------------------------------------------------------------------------------------
1999
----
Sales                             $ 17,292               $ 22,369               $ 39,661            $    --           $ 39,661
Total revenue                       19,671                 22,819                 42,490                 --             42,490
Operating costs                     21,578                 27,128                 48,706               6,164            54,870
Operating loss                      (1,907)                (4,309)                (6,216)             (6,164)          (12,380)

1998
----
Sales                               14,076                     --                 14,076                 --             14,076
Total revenue                       16,428                  1,027                 17,455                 --             17,455
Operating costs                     22,337                  2,010                 24,347              7,288             31,635
Operating loss                      (5,909)                  (983)                (6,892)            (7,288)           (14,180)

1997
----
Sales                               14,001                     --                 14,001                 --             14,001
Total revenue                       14,696                     50                 14,746                 --             14,746
Operating costs                     19,599                    450                 20,049             13,608             33,657
Operating loss                      (4,903)                  (400)                (5,303)           (13,608)          (18,911)

Product sales and the related cost of product sales between segments are eliminated into computing segment operating results. Research and development expense is allocated to segments based on a specific identification of program costs within each segment. The Company allocates specifically identifiable general and administrative expenses such as regulatory and legal expense items to the segments, with the remaining activities reflected as corporate activities. The Company does not disaggregate nonoperating revenues and expenses nor identifiable assets on a segment basis.

Two customers accounted each for 15% and 12% of product sales in 1998 and 13% and 11% of product sales in 1997, respectively.

For the years ended December 31, 1999, 1998 and 1997, the Company's foreign export sales, primarily to Europe and the Asia Pacific regions, were 23%, 16% and 14% of total product sales, respectively. Substantially all of the Company's long-lived assets are located in the United States and Puerto Rico.

The Company's product sales consists of several products that make up a large percentage of the total, including the Company's INTEGRA(R) Artificial Skin product which accounted for 9%, 41% and 43% of product sales for the years ended December 31, 1999, 1998 and 1997, respectively.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS

The Company purchased the business, including certain assets and liabilities, of Clinical Neuro Systems ("CNS") on January 17, 2000 for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems including catheters and drainage bags, as well as cranial access kits. The CNS acquisition was financed with $4.0 million in cash and a two-year $2.8 million note payable to the seller.

In connection with the Company's patent infringement lawsuit brought against Merck KgaA and other parties, the Company was awarded $15.0 million in damages on March 17, 2000 by the jury, which found that Merck KgaA had willfully induced infringement of the Company's patents. This award may be adjusted by the court. The Company expects that post-trial motions will be filed, and that Merck KgaA will appeal various decisions of the court and request a new trial, a reduction in damages, or a judgment as a matter of law notwithstanding the verdict. No amounts for this verdict have been reflected in the Company's financial statements.

On March 21, 2000, the Company agreed to purchase the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $12.0 million in cash. The completion of this transaction is subject to customary closing conditions and is expected to close early in the second quarter of 2000.

On March 29, 2000, the Company issued 54,000 shares of Series C Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC for $5.4 million. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $5.4 million with a 10% cumulative dividend. The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring non-cash dividend of $4.2 million that will be reflected in earnings (loss) per share applicable to common stock in the first quarter of 2000.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2000, (except for Note 20, as to which the date is March 29, 2000) appearing in the 1999 Annual Report on Form 10-K of Integra LifeSciences Holdings Corporation and Subsidiaries (the "Company") also included an audit of the financial statement schedules listed in the index in Item 14 of this Form 10-K. In our opinion, this financial statement schedules presents fairly, in all material respects, the information required to be included therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 1, 2000

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I

                                 BALANCE SHEETS

                                                December 31,        December 31,
                                                    1999                 1998
                                                ------------        ------------
                                                        (in thousands)
ASSETS
Investments in and advances to
   consolidated Subsidiaries..........            $  37,989           $  31,366
                                                  ---------           ---------
Total assets..........................            $  37,989           $  31,366
                                                  =========           =========

STOCKHOLDERS' EQUITY
Preferred stock, Preferred stock,
   $.01 par value (15,000 authorized
   shares; 500 Series A Convertible
   shares issued and outstanding at
   December 31, 1999 and 1998,
   $4,000 liquidation preference;
   100 Series B Convertible shares
   issued and outstanding at December
   31, 1999, $10,000 with a 10%
   compounded annual cumulative
   dividend liquidation preference)...                    6                   5
Common stock, $.01 par value (60,000
   authorized shares; 16,131 and
   15,783 issued and outstanding at
   December 31, 1999 and 1998,
     respectively)....................                  161                 158
Additional paid-in capital............              132,340             119,999
Treasury stock, at cost (1 and
   52 shares at December 31, 1999 and
   1998, respectively)................                   (7)               (286)
Unearned compensation related to
   stock options......................                 (108)               (148)
Notes receivable - related party......                  (35)                (35)
Accumulated other comprehensive loss..                  (64)                (40)
Accumulated deficit................                 (94,304)            (88,287)
                                                  ---------           ---------
Total stockholders' equity............            $  37,989           $  31,366
                                                  =========           =========

See notes to consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                                For the years ended December 31,
                                                           1999                1998             1997
                                                        -----------        ------------     ------------
                                                                       (in thousands)
Equity in loss of consolidated subsidiaries..            $  (5,966)         $ (12,342)       $ (16,964)
                                                         ---------          ---------        ---------
Net loss.....................................            $  (5,966)         $ (12,342)       $ (16,964)
                                                         =========          =========        =========

Basic and diluted loss per share.............              $ (0.40)           $ (0.77)         $ (1.15)
                                                         =========          =========        =========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                             For the years ended December 31,
                                                          1999             1998             1997
                                                     -----------          ------------     ------------
                                                                     (in thousands)
INVESTING ACTIVITIES:
Proceeds from sales of product line and
   Other assets..............................            $   6,354            $     --            $     --
Capital contribution to consolidated
   subsidiary................................              (16,153)                 --                  --
Other investing activities...................               (2,480)              (3,762)               (358)
                                                         ---------            ---------           ---------
Cash flows used in investing activities......              (12,279)              (3,762)               (358)

FINANCING ACTIVITIES:
Proceeds from sales of preferred stock.......                9,942                4,000                 --
Other financing activities, net..............                2,337                 (238)                358
                                                         ---------            ---------           ---------
Cash flows provided by financing activities..               12,279                3,762                 358
                                                         ---------            ---------           ---------

Net increase (decrease) in cash and cash
   equivalents...............................                  --                   --                  --

Cash and cash equivalents at beginning of
   period....................................                  --                   --                  --
                                                         ---------            ---------           ---------

Cash and cash equivalents at end of period...            $     --             $     --            $     --
                                                         =========            =========           =========

See notes to consolidated financial statements

Notes to Financial Statement Schedule

1. The Company did not receive any cash dividends from its consolidated subsidiaries in any period presented.

2. The Company's investments in and advances to subsidiaries are recorded using the equity method of accounting.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


Column A                          Column B               Column C                                Column D        Column E

                                 Balance at             Charged to              Charged                         Balance at
                                 Beginning              Costs and               to Other                          End of
Description                      Of Period               Expenses               Accounts        Deductions        Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
----------------------------

Allowance for doubtful
   Accounts............           $    354               $    406               $    216            $   (32)          $    944

Obsolete inventory
   Reserves............                525                  2,159                  1,614             (1,161)             3,137

Year ended December 31, 1998
----------------------------

Allowance for doubtful
   Accounts............           $    390               $     76               $     15            $  (127)          $    354

Obsolete inventory
   Reserves............              1,126                    522                     29             (1,152)               525

Year ended December 31, 1997
----------------------------

Allowance for doubtful
   Accounts............           $    228               $    315               $     --            $  (156)          $    390

Obsolete inventory
   Reserves............                548                  1,413                     --               (835)             1,126
