Form 10-Q
period 2000-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2000-05-15
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

      As of May 5, 2000 the registrant had outstanding 16,347,810 shares of
                         Common Stock, $.01 par value.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999 (Unaudited)                                3

Consolidated Statements of Operations for the three months
               ended March 31, 2000 and 1999 (Unaudited)                    4

Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999 (Unaudited)                    5

Notes to Unaudited Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities and Use of Proceeds                         16

Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                 18

Exhibits                                                                   19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands)
                                                                              March 31, 2000       December 31, 1999
                                                                              --------------       -----------------
ASSETS
Current Assets:
     Cash and cash equivalents.........................................           $   23,366            $   19,301
     Short-term investments............................................                  206                 4,311
     Accounts receivable, net of allowances of $944 and $944...........                8,719                 8,365
     Inventories.......................................................               10,667                10,111
     Prepaid expenses and other current assets.........................                  695                   718
                                                                                  ----------            ----------
         Total current assets..........................................               43,653                42,806
 Property and equipment, net...........................................               10,547                 9,699
 Goodwill and intangible assets, net...................................               18,809                13,219
 Other assets..........................................................                  684                   529
                                                                                  ----------            ----------
    Total assets.......................................................           $   73,693            $   66,253
                                                                                  ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term loans and current maturities of long-term loans..........           $    2,601            $    2,254
   Current portion of note payable.....................................                1,450                   --
   Accounts payable, trade.............................................                1,717                   994
   Accrued expenses....................................................                5,484                 5,540
   Income taxes payable................................................                  751                   643
   Customer advances and deposits......................................                3,100                 3,901
   Deferred revenue....................................................                1,276                 1,460
                                                                                  ----------            ----------
         Total current liabilities.....................................               16,379                14,792
 Long-term loan........................................................                7,000                 7,625
 Note payable..........................................................                1,204                   --
 Deferred revenue......................................................                4,824                 5,049
 Other liabilities.....................................................                  804                   798
                                                                                  ----------            ----------
         Total liabilities.............................................               30,211                28,264
                                                                                  ----------            ----------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares; 500 Series A
  Convertible shares issued and outstanding at March 31, 2000 and December 31,
  1999, $4,000 liquidation preference; 100 Series B Convertible shares issued and outstanding at March 31, 2000 and December 31, 1999, $10,100 with a 10%
  compounded annual dividend liquidation preference; 54 Series C Convertible shares issued and outstanding at March 31, 2000, $5,400 with a 10% compounded
  annual dividend liquidation preference)..............................                    7                     6
Common stock, $.01 par value (60,000 authorized shares;  16,314 and
  16,131 shares issued at March 31, 2000 and December 31,
  1999, respectively)..................................................                  163                   161
Additional paid-in capital.............................................              138,754               132,340
Treasury stock, cost (1 share at March 31, 2000 and December 31, 1999).                   (7)                   (7)
Other..................................................................                 (128)                 (143)
Accumulated other comprehensive income (loss)..........................                   60                   (64)
Accumulated deficit....................................................              (95,367)              (94,304)
                                                                                  ----------            ----------
         Total stockholders' equity....................................               43,482                37,989
                                                                                  ----------            ----------
 Total liabilities and stockholders' equity............................           $   73,693            $   66,253
                                                                                  ==========            ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)


                                                                                 Three Months Ended March 31,
                                                                                 2000                 1999
                                                                                 ----                 ----
REVENUES
Product sales ...........................................................         $ 13,236            $  4,605
Other revenue ...........................................................            1,171                 363
                                                                                  --------            --------
   Total revenue ........................................................           14,407               4,968

COSTS AND EXPENSES
Cost of product sales, including depreciation
   of $370 and $292 .....................................................            6,592               2,694
Research and development ................................................            1,828               1,940
Selling and marketing ...................................................            2,917               1,560
General and administrative ..............................................            3,608               2,151
Amortization and other depreciation .....................................              712                 151
                                                                                  --------            --------
   Total costs and expenses .............................................           15,657               8,496

Operating loss ..........................................................           (1,250)             (3,528)

Interest income .........................................................              291                 278
Interest expense ........................................................             (280)                (27)
Gain on disposition of product line .....................................              115               4,161
Other income ............................................................              123                   2
                                                                                  --------            --------
Net income (loss) before income taxes ...................................           (1,001)                886

Provision for income taxes ..............................................               62                 460
                                                                                  --------            --------
Net income (loss) .......................................................         $ (1,063)           $    426
                                                                                  ========            ========

Basic net income (loss) per share .......................................         $  (0.32)           $   0.02
Diluted net income (loss) per share .....................................         $  (0.32)           $   0.02

Weighted average common shares outstanding
   Basic ................................................................           17,224              16,731
   Diluted ..............................................................           17,224              17,256


               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2000              1999
                                                                                            ----              ----
OPERATING ACTIVITIES:

    Net income (loss)......................................................             $  (1,063)            $   426
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization.......................................                 1,082                 443
       Gain on sale of product line and investments........................                  (326)             (4,161)
       Amortization of discount and interest on investments................                   --                 (104)
       Amortization of unearned compensation...............................                    24                  50
       Changes in assets and liabilities, net of business acquisitions:
          Accounts receivable..............................................                  (353)               (712)
          Inventories......................................................                   104                 452
          Prepaid expenses and other current assets........................                   (31)                (51)
          Non-current assets...............................................                  (221)                (21)
          Accounts payable, accrued expenses and other liabilities.........                   734                 755
          Customer advances and deposits...................................                  (801)                244
          Deferred revenue.................................................                  (409)                --
                                                                                         --------            --------
       Net cash used in operating activities...............................                (1,260)             (2,679)
                                                                                         --------            --------

INVESTING ACTIVITIES:

    Proceeds from sale of product line and other assets....................                   150               6,354
    Proceeds from sale/maturity of investments.............................                15,072               6,000
    Purchases of available-for-sale investments............................               (10,601)             (2,966)
    Cash used in business acquisition, net of cash acquired................                (4,075)            (13,935)
    Purchases of property and equipment....................................                (1,351)               (388)
                                                                                         --------            --------
       Net cash used in investing activities...............................                  (805)             (4,935)
                                                                                         --------            --------

FINANCING ACTIVITIES:

    Net proceeds from revolving credit facility............................                    97                 --
    Repayments of term loan................................................                  (375)                --
    Proceeds from sale of preferred stock..................................                 5,375              10,000
    Proceeds from exercised stock options..................................                 1,053                 --
    Treasury stock purchases...............................................                   --                  --
    Preferred dividends paid...............................................                   (20)                (20)
                                                                                         --------            --------
       Net cash provided by financing activities...........................                 6,130               9,980
                                                                                         --------            --------

Net increase in cash and cash equivalents..................................                 4,065               2,366

Cash and cash equivalents at beginning of period...........................                19,301               5,277
                                                                                         --------            --------
Cash and cash equivalents at end of period.................................              $ 23,366            $  7,643
                                                                                         ========            ========

Non-cash investing and financing activities:

     Note issued in a business acquisition.................................              $  2,654            $    --
     Term loan assumed in connection with a business acquisition...........                   --               11,000


               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General

In the opinion of management, the March 31 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

2.   Acquisition

On January 17, 2000, the Company purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. The purchase price consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of the Company's subsidiaries.

This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price resulted in acquired intangible assets, consisting primarily of completed technology, customer list and trademarks, of $4.2 million and residual goodwill of $1.8 million, which are being amortized on a straight-line basis over a weighted average life of 14 years and 15 years, respectively.

The following unaudited pro forma financial information assumes that the acquisition had occurred as of the beginning of each period (in thousands):

                                                For the Three Months
                                                   Ended March 31,
                                                  2000           1999
                                                 -----          -----
      Total revenue .......................      $14,577       $ 5,524
      Net loss ............................       (1,004)       (3,448)
      Basic and diluted loss per share.....      $ (0.32)       $ (0.21)

Excluded from the pro forma results for the three months ended March 31, 1999 is the $3.7 million gain, net of tax ($0.22 per share), from the sale of a product line. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Issuance of Series C Preferred Stock

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC for $5,374,000, net of issuance costs. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $5.4 million with a 10% annual cumulative dividend associated with the liquidation preference. The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4,170,000, which has been reflected in the net loss per share applicable to common stock for the three months ended March 31, 2000. The beneficial conversion dividend is based upon the excess of the closing price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred Stock, after taking into account the value assigned to the common stock warrants.

4.       Income (Loss) per Share

Basic and diluted net income (loss) per share for the three months ended March 31 were as follows:


                                                                                        2000             1999
                                                                                       -----            -----
(In thousands)
Basic per share computation:
   Net income (loss)................................                                $ (1,063)           $    426
   Dividends on Series A preferred stock............                                     (20)                (20)
   Dividends on Series B preferred stock............                                    (275)                --
   Beneficial conversion feature on Series C
       preferred stock..............................                                  (4,170)                --
                                                                                    --------            --------
   Net income (loss) available to common stock......                                $ (5,528)           $    406
                                                                                    ========            ========

   Average number of shares outstanding.............                                  17,224              16,731
   Basic net income (loss) per share................                                $ (0.32)            $   0.02
                                                                                    ========            ========
Diluted per share computation:
   Net income (loss) available to common stock......                                $ (5,528)           $    426

   Average number of shares outstanding.............                                  17,224              16,731
   Effect of dilutive stock options.................                                     --                  187
   Effect of preferred stock and dilutive warrants..                                     --                  338
                                                                                    --------            --------
   Average dilutive number of shares outstanding....                                  17,224              17,256
                                                                                    ========            ========
   Diluted net income (loss) per share..............                                $ (0.32)            $   0.02
                                                                                    ========            ========

Option and warrants to purchase 3,732,562 shares of common stock and preferred stock convertible into 3,467,801 shares of common stock at March 31, 2000 were not included in the computation of diluted net loss per share for the three months ended March 31, 2000 because their effect would have been antidilutive. Options and warrants to purchase 2,539,068 shares of common stock (at a price range of $4.31 to $23.00) outstanding at March 31, 1999 were not included in the computation of diluted net income per share for the three months ended March 31, 1999 because the exercise prices were greater than the average market price of the common stock for the period.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31 was as follows:

                                                        2000           1999
                                                      --------      --------
(In thousands)

   Net income (loss)..............................     $ (1,063)   $    426

   Unrealized gains on investments................          300          16
   Reclassification adjustment for gains
       included in net income.....................         (176)         --
                                                       --------    --------
   Comprehensive income (loss)....................     $   (939)   $    442
                                                       ========    ========


6.   Inventories

Inventories consist of the following:
                                                      March 31,    December 31,
                                                        2000           1999
                                                      --------     -----------
(In thousands)

        Finished goods...........                     $ 4,363       $  3,786
        Work-in-process..........                       2,962          2,224
        Raw materials............                       3,342          4,101
                                                      --------      --------
                                                      $10,667       $ 10,111
                                                      ========      ========

7.   Current Liabilities

     Accrued expenses consist of the following:

                                                      March 31,    December 31,
                                                        2000           1999
                                                      --------      ----------
(In thousands)

        Legal fees...................                 $    702      $    526
        Vacation.....................                      578           533
        Acquisition related costs....                       --           658
        Contract research............                      359           378
        Other........................                    3,845         3,445
                                                      --------      --------
                                                      $  5,484      $  5,540
                                                      ========      ========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Segment Reporting

The Company's reportable business segments consist of the Integra NeuroSciences division, which is a leading provider of implants, instruments and monitors used in neurosurgery, neurotrauma, and related critical care, and the Integra LifeSciences division, which develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology, which are used to treat soft-tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances and distributors. Selected financial information on the Company's business segments is reported below (in thousands):


                                                                Total
                                 Integra        Integra      Reportable
                               LifeSciences  NeuroSciences    Segments     Corporate     Total
                              ------------- --------------  -----------   ----------  ----------
First Quarter 2000

Product sales                   $  4,479     $  8,757        $ 13,236     $   --       $ 13,326
Total revenue                      5,400        9,007          14,407         --         14,407
Operating costs                    5,216        8,529          13,745       1,912        15,657
Operating income (loss)              184          478             662      (1,912)       (1,250)

First Quarter 1999

Product sales                   $  4,084       $  521         $ 4,605     $   --        $ 4,605
Total revenue                      4,447          521           4,968         --          4,968
Operating costs                    6,222          773           6,995       1,501         8,496
Operating income (loss)           (1,775)        (252)         (2,027)     (1,501)       (3,528)

Included in operating expenses were the following amounts of depreciation and amortization:


                                                               Total
                                  Integra        Integra     Reportable
                               LifeSciences  NeuroSciences   Segments     Corporate     Total
                              ------------- --------------  -----------   ----------  ----------
First Quarter 2000                   310          711          1,021          61         1,082
First Quarter 1999                   371           40            411          32           443

For the three months ended March 31, 2000 and 1999, the Company's foreign sales, primarily to Europe and the Asia Pacific regions, were 20% and 18% of total product sales, respectively.

9.   Legal Matters

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury found that Merck KgaA had willfully

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.  Legal Matters, continued

induced infringement of the Company's patents and awarded the Company $15.0 million in damages. This award may be adjusted by the court. The Company expects that Merck KgaA will appeal various decisions of the court and request a new trial, and it has requested a reduction in damages and a judgment as a matter of law notwithstanding the verdict. No amounts for this favorable verdict have been reflected in the Company's financial statements.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the "Optex Claimants"), each parties to a Letter Agreement (the "Letter Agreement") with Camino NeuroCare, Inc., a wholly-owned subsidiary of the Company ("Camino"), dated as of December 18, 1996, have alleged that Camino breached the terms of the Letter Agreement prior to the Company's acquisition of the NeuroCare Group (Camino's prior parent company). The Letter Agreement contains arbitration provisions, and the Company and the Optex Claimants have agreed to negotiate rather than seek arbitration for a limited time. While we believe that Camino has valid legal and factual defenses, the Optex Claimants have asserted unspecified significant damages, and we believe that the Optex Claimants are likely to pursue arbitration under the Letter Agreement if the matter is not settled otherwise. We cannot predict the outcome of such an arbitration, were it to take place. In addition, we have asserted a right to indemnification from the seller of the NeuroCare businesses, but there can be no assurance that indemnification, if any, will be obtained.

10. Subsequent Events

On April 6, 2000, the Company purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $12.0 million in cash. Revenues of the acquired product lines during 1999 were approximately $12.1 million. This acquisition will be accounted for using the purchase method of accounting and its results of operations will be included in the Company's consolidated financial statements as of the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As a result of the acquisitions of the NeuroCare Group of companies ("NeuroCare") in March 1999 and the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") in January 2000, and the transition of all selling and marketing efforts related to INTEGRA(R) Artificial Skin to Johnson & Johnson Medical ("JJM") under an agreement with JJM (the "JJM Agreement") in June 1999, the Company's segment financial results for the three months ended March 31, 2000 and 1999 may not be directly comparable. Additionally, the financial information discussed below should be considered in light of the acquisition of certain assets and liabilities from NMT Medical, Inc. in April 2000.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Overall, the Company recorded a net loss of $1.1 million for the three months ended March 31, 2000, as compared to net income of $0.4 million for the comparable period in 1999. Included in the 1999 results is a $4.2 million gain ($3.7 million net of taxes) related to the sale of a product line. Operating results for the three months ended March 31, 2000 improved by $2.2 million, with an operating loss of $1.3 million recorded in 2000 as compared to a $3.5 million operating loss in 1999. The improvement in 2000 operating results was primarily due to the successful integration of recent business acquisitions, including the $25.4 million NeuroCare acquisition in March 1999 and the $6.8 million acquisition of CNS in January 2000, the implementation of the JJM Agreement and the launch of the DuraGen(TM) Dural Graft Matrix product in the third quarter of 1999.

Total revenues increased by $9.4 million to $14.4 million for the three months ended March 31, 2000 as compared to $5.0 million for the three months ended March 31, 1999, primarily as a result of business acquisitions. Product sales increased by $8.6 million to $13.2 million for the three months ended March 31, 2000 as compared to $4.6 million for the three months ended March 31, 1999. Product sales and cost of product sales were as follows (in thousands):

                                      Integra          Integra
                                    NeuroSciences    LifeSciences   Consolidated
                                    -------------    ------------   ------------
Three months ended March 31, 2000:

Product sales...................      $ 8,757          $ 4,479       $ 13,236
Cost of product sales...........        4,119            2,473          6,592
Gross margin on product sales...        4,638            2,006          6,644
Gross margin percentage.........         53%              45%           50%

                                      Integra          Integra
                                    NeuroSciences    LifeSciences   Consolidated
                                    -------------    ------------   ------------
Three months ended March 31, 1999:

Product sales...................      $   521           $ 4,084      $  4,605
Cost of product sales...........          298             2,396         2,694
Gross margin on product sales...          223             1,688         1,911
Gross margin percentage.........          43%               41%          41%

Product sales in the Integra NeuroSciences division increased as a result of acquired product lines and the launch of the DuraGen(TM) product in the third quarter of 1999. Gross margin on product sales increased to 53% for the three months ended March 31, 2000, with $95,000 of fair value purchase accounting adjustments from the CNS acquisition recorded in cost of product sales in the first quarter of 2000. Gross margin on product sales for the quarter ended March 31, 1999 included the effects of $65,000 of fair value purchase accounting adjustments recorded in cost of product sales. Excluding purchase accounting adjustments, gross margin on product sales would have been 54% and 55% in the first quarter of 2000 and 1999, respectively.

Product sales in the Integra LifeSciences division increased primarily because of acquired product lines and the first commercial sale of tyrosine polycarbonate polymers for use in the clinical development of various fixation devices, all of which were offset by lower sales prices of INTEGRA(R) Artificial Skin to JJM under the JJM Agreement. Gross margin on product sales increased to 45% for the three months ended March 31, 2000, as compared to 41% for the three months ended March 31, 1999. Excluding $145,000 of fair value purchase accounting adjustments recorded in the first quarter of 1999, gross margin on product sales in 1999 would have been 45%. Lower gross margins on sales of INTEGRA(R) Artificial Skin to JJM during the three months ended March 31, 2000 and lower utilization of the INTEGRA(R) Artificial Skin manufacturing facility in the comparable period ended March 31, 1999 resulted in lower overall margins for the Integra LifeSciences division.

Other revenue in the Integra NeuroSciences segment increased $0.3 million to $0.3 million for the three months ended March 31, 2000 and consisted of royalty income. Other revenue in the Integra LifeSciences segment increased to $0.9 million for the three months ended March 31, 2000, as compared to $0.4 million for the three months ended March 31, 1999. The majority of this increase relates to contract research funding related to INTEGRA(R) Artificial Skin received under the JJM Agreement.

Research and development expenses were as follows (in thousands):

                                                  Three Months Ended March 31,
                                                     2000              1999
                                                     -----            -----
Integra NeuroSciences                               $  491            $  112
Integra LifeSciences                                 1,337             1,828
                                                     -----             -----
   Total                                            $1,828            $1,940

Research and development expense in the Integra NeuroSciences segment increased $0.4 million to $0.5 million for the three months ended March 31, 2000 primarily due to the NeuroCare acquisition. Research and development activities within the Integra LifeSciences segment decreased $0.5 million to $1.3 million for the three months ended March 31, 2000 primarily because of reduced headcount and the elimination of several research programs that were ongoing in the first quarter of 1999. The Company has substantially completed the reorganization of its research and development resources and does not expect further reductions in research and development expense going forward. Future expenditures will depend upon the progress of ongoing research and development programs, including those for which the Company receives funding from third parties.

Approximately 41% and 16% of the Company's total research and development expenses for the three months ended March 31, 2000 and 1999, respectively, were funded through external grants and development funding programs. The increase in funded research in 2000 is primarily the result of research funding received from JJM under the JJM Agreement related to research on INTEGRA(R) Artificial Skin.

Selling and marketing expenses were as follows (in thousands):

                                                   Three Months Ended March 31,
                                                       2000             1999
                                                      -----             -----
Integra NeuroSciences                                $ 2,417            $  290
Integra LifeSciences                                     500             1,270
                                                       -----             -----
   Total                                             $ 2,917            $1,560

Integra NeuroSciences selling and marketing expenses increased by $2.1 million to $2.4 million for the three months ended March 31, 2000 primarily due to the NeuroCare and CNS acquisitions. The decrease of $0.8 million in Integra LifeSciences selling and marketing expenses to $0.5 million for the three months ended March 31, 2000 is primarily the result of the transition of INTEGRA(R) Artificial Skin selling and marketing activities to JJM.

General and administrative expenses were as follows (in thousands):

                                                  Three Months Ended March 31,
                                                       2000            1999
                                                      -----           -----
Integra NeuroSciences                                $  968          $   55
Integra LifeSciences                                    789             627
Corporate                                             1,851           1,469
                                                      -----           -----
   Total                                             $3,608          $2,151

Integra NeuroSciences general and administrative expenses increased to $1.0 million for the three months ended March 31, 2000 primarily due to the NeuroCare and CNS acquisitions. General and administrative expenses in the Integra LifeSciences segment increased $0.2 million to $0.8 million for the three months ended March 31, 2000 primarily due to additional headcount. The increase of $0.4 million in corporate general and administrative expenses to $1.9 million for the three months ended March 31, 2000 resulted primarily from increased legal fees associated with the Merck KGaA litigation and additional headcount and facility costs.

Amortization and other depreciation (excluding $370,000 and $292,000 of depreciation included in cost of sales for the three months ended March 31, 2000 and 1999, respectively) were as follows (in thousands):

                                                   Three Months Ended March 31,
                                                       2000             1999
                                                      -----            -----
Integra NeuroSciences                                $  534            $   18
Integra LifeSciences                                    117               101
Corporate                                                61                32
                                                      -----             -----
   Total                                             $  712            $  151

Amortization and other depreciation in the Integra NeuroSciences segment increased to $0.5 million for the three months ended March 31, 2000 as a result of the NeuroCare and CNS acquisitions. Included in this amount is $473,000 of amortization of goodwill and other intangibles and $61,000 of depreciation. Amortization and other depreciation in the Integra LifeSciences segment consisted almost entirely of depreciation.

Interest expense of $280,000 for the three months ended March 31, 2000 consisted of interest associated with the term loan and revolving credit facility assumed in the NeuroCare acquisition and interest accrued on the $2.8 million note payable to the seller of the CNS business.

For the three months ended March 31, 2000 and 1999, the Company recorded a gain of $115,000 and $4.2 million, respectively, in connection with the sale of a product line. In the first quarter of 1999, the Company recorded an income tax provision of $460,000 in connection with the gain on the sale of the product line.

Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and will continue to incur such losses unless and until product sales and research and collaborative arrangements generate sufficient revenue to fund continuing operations. As of March 31, 2000, the Company had an accumulated deficit of $95.4 million.

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. At March 31, 2000, the Company had cash, cash equivalents and short-term investments of approximately $23.6 million (of which $12.0 million was subsequently used in April 2000 in the acquisition of certain product lines assets and liabilities from NMT Medical, Inc.) and $12.3 million in short and long-term borrowings. The Company's principal uses of funds during the three months ended March 31, 2000 were $4.0 million for the acquisition of CNS, $1.4 million in purchases of property and equipment and $1.3 million used in operations. During this same period, the Company raised $5.4 million from the sale of Series C Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC and $1.1 million from the issuance of common stock through exercised stock options.

The Company maintains a term loan and the revolving credit facility from Fleet Capital Corporation (collectively, the "Fleet Credit Facility"), which is collateralized by all the assets and ownership interests of various subsidiaries of the Company including Integra NeuroCare LLC, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved.

Additionally, in January 2000, the Company issued a 5% $2.8 million promissory note to the seller of the CNS business. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of the Company's subsidiaries.

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

In December 1999 (as amended in March 2000) the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). To the extent the guidance in the SAB differs from generally accepted accounting principles previously utilized by an SEC registrant, the SAB indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

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

The Company is currently assessing the full impact that the SAB will have on its financial statements. Once the final assessment is complete, the total financial impact of the SAB will be recorded as a cumulative effect of a change in accounting principle in the second quarter of 2000. The Company currently anticipates that the cumulative effect as of April 1, 2000 of the change in accounting principle (if measured at April 1, 2000) would be within a range of $1.3 million to $3.2 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury found that Merck KgaA had willfully induced infringement of the Company's patents and awarded the Company $15.0 million in damages. This award may be adjusted by the court. The Company expects that Merck KgaA will appeal various decisions of the court and request a new trial, and it has requested a reduction in damages and a judgment as a matter of law notwithstanding the verdict. No amounts for this favorable verdict have been reflected in the Company's financial statements.

Item 2.   Changes in Securities and Use of Proceeds

          On March 29, 2000, the Company issued and sold to affiliates of Soros Private Equity Partners LLC 54,000 shares of Series C Convertible Preferred Stock and warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $9.00 per share. The aggregate purchase paid by the purchasers was $5.4 million. The shares of Series C Preferred Stock are currently convertible into 600,000 shares of common stock of the Company. The foregoing securities were issued by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number        Description of Exhibit
------        ----------------------
2.1           Asset Purchase Agreement, dated as of January 14, 2000,
              among Clinical Neuro Systems Holdings LLC, Clinical Neuro
              Systems, Inc., Surgical Sales Corporation (trading as
              Connell Neurosurgical) and George J. Connell.

2.2 Asset Purchase Agreement dated March 20, 2000 by and among Integra Selector Corporation, NMT Neurosciences (US), Inc. and NMT Medical, Inc.

2.3 Purchase Agreement dated March 20, 2000 by and among NMT Medical, Inc., NMT Neurosciences (US), Inc., NMT Neurosciences Holdings (UK) Ltd., NMT Neurosciences (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery Ltd., Swedemed AB, Integra Neurosciences Holdings (UK) Ltd. and Integra Selector Corporation.

4.1 Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock of Integra LifeSciences Holdings Corporation dated March 21, 2000.

4.2           Certificate of Amendment of Certificate of
              Designation, Rights and Preferences of Series B
              Convertible Preferred Stock of Integra LifeSciences
              Holdings Corporation dated March 21, 2000.

4.3 Warrant to Purchase 270,550 Shares of Common Stock of Integra LifeSciences Holdings Corporation issued to Quantum Industrial Partners LDC.

4.4 Warrant to Purchase 29,450 Shares of Common Stock of Integra LifeSciences Holdings Corporation issued to SFM Domestic Investments LLC.

10.1 Secured Promissory Note, dated January 14, 2000, from Clinical Neuro Systems Holdings LLC to Clinical Neuro Systems, Inc.

10.2 Security Agreement, dated as of January 14, 2000, among Clinical Neuro Systems Holdings LLC, Clinical Neuro Systems, Inc. and George J. Connell.

10.3 Collateral Assignment, dated as of January 14, 2000, from Clinical Neuro Systems Holdings LLC to Clinical Neuro Systems, Inc. and George J. Connell.

10.4 Subordinated Promissory Note, dated January 14, 2000, from Integra LifeSciences Corporation to Clinical Neuro Systems Holdings LLC.

10.5 Consulting Agreement, dated January 14, 2000, between Integra LifeSciences Corporation and George J. Connell

10.6 Series C Convertible Preferred Stock and Warrant Purchase Agreement dated February 16, 2000 among Integra LifeSciences Holdings Corporation, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.7 Amended and Restated Registration Rights Agreement dated March 29, 2000 among Integra LifeSciences Holdings
              Corporation, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.8 Employment Agreement between Michael D. Pierschbacher and the Company dated December 31, 1998.

10.9 Employment Agreement between Donald R. Nociolo and the Company dated December 31, 1998.

27            Financial Data Schedule

(b) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated January 14, 2000 with respect to the Company's acquisition of the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc.

The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated March 20, 2000 with respect to (i) the verdict reached in the case Integra LifeSciences (and certain affiliates) and The Burnham Institute vs. Merck KGaA and (ii) the announcement of the Company's agreement to acquire certain assets and liabilities from NMT Medical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:    May 12, 2000    /s/  Stuart M. Essig
                                  --------------------
                   Stuart M. Essig
                   President and Chief Executive Officer




         Date:    May 12,2000     /s/  David B. Holtz
                                  -------------------

                   David B. Holtz
                   Vice President, Finance and Treasurer

INDEX OF EXHIBITS


Exhibit
Number             Description of Exhibit                                               Location
------             ----------------------                                               --------

2.1                Asset Purchase Agreement, dated as of January 14, 2000,              (Exh. 2)
                   among Clinical Neuro Systems Holdings LLC, Clinical Neuro
                   Systems, Inc., Surgical Sales Corporation (trading as
                   Connell Neurosurgical) and George J. Connell. (1)

2.2                Asset Purchase Agreement dated March 20, 2000 by and among           (Exh. 2.1)
                   Integra Selector Corporation, NMT Neurosciences (US), Inc.
                   and NMT Medical, Inc. (2)

2.3                Purchase Agreement dated March 20, 2000 by and among NMT             (Exh. 2.2)
                   Medical, Inc., NMT Neurosciences (US), Inc., NMT Neurosciences
                   Holdings (UK) Ltd., NMT Neurosciences (UK) Ltd., Spembly
                   Medical Ltd., Spembly Cryosurgery Ltd., Swedemed AB, Integra
                   Neurosciences Holdings (UK) Ltd. and Integra Selector
                   Corporation.(2)

4.1                Certificate of Designation, Rights and Preferences of Series C       (Exh. 4.1)
                   Convertible Preferred Stock of Integra LifeSciences Holdings
                   Corporation dated March 21, 2000. (3)

4.2                Certificate of Amendment of Certificate of Designation, Rights and   (Exh. 4.2)
                   Preferences of Series B Convertible Preferred Stock of Integra
                   LifeSciences Holdings Corporation dated March 21, 2000. (3)

4.3                Warrant to Purchase 270,550 Shares of Common Stock of Integra        (Exh. 4.3)
                   LifeSciences Holdings Corporation issued to Quantum Industrial
                   Partners LDC. (3)

4.4                Warrant to Purchase 29,450 Shares of Common Stock of Integra         (Exh. 4.4)
                   LifeSciences Holdings Corporation issued to SFM Domestic
                   Investments LLC. (3)

10.1               Secured Promissory Note, dated January 14, 2000, from                (Exh. 10.1)
                   Clinical Neuro Systems Holdings LLC to Clinical Neuro
                   Systems, Inc. (1)

10.2               Security Agreement, dated as of January 14, 2000, among              (Exh. 10.2)
                   Clinical Neuro Systems Holdings LLC, Clinical Neuro Systems,
                   Inc. and George J. Connell. (1)

10.3               Collateral Assignment, dated as of January 14, 2000, from            (Exh. 10.3)
                   Clinical Neuro Systems Holdings LLC to Clinical Neuro
                   Systems, Inc. and George J. Connell. (1)

10.4               Subordinated Promissory Note, dated January 14, 2000, from           (Exh. 10.4)
                   Integra LifeSciences Corporation to Clinical Neuro Systems
                   Holdings LLC. (1)

10.5               Consulting Agreement, dated January 14, 2000, between                (Exh. 10.5)
                   Integra LifeSciences Corporation and George J. Connell (1)

10.6               Series C Convertible Preferred Stock and Warrant Purchase            (Exh. 10.1)
                   Agreement dated February 16, 2000 among Integra LifeSciences
                   Holdings Corporation, Quantum Industrial Partners LDC and SFM
                   Domestic Investments LLC. (3)



10.7               Amended and Restated Registration Rights Agreement dated             (Exh. 10.2)
                   March 29, 2000 among Integra LifeSciences Holdings
                   Corporation, Quantum Industrial Partners LDC and SFM
                   Domestic Investments LLC. (3)

10.8 Employment Agreement between Michael D. Pierschbacher and the Company dated December 31, 1998. (4)

10.9               Employment Agreement between Donald R. Nociolo and the
                   Company dated December 31, 1998. (4)

27                 Financial Data Schedule (4)


(1) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed with the Commission on January 27, 2000.
(2) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed with the Commission on March 28, 2000.
(3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed with the Commission on April 10, 2000.
(4)      Filed herewith.