Form 10-Q
period 2000-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2000-08-14
CIK 917520

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

    As of August 10, 2000 the registrant had outstanding 16,414,516 shares of
                         Common Stock, $.01 par value.

                  INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999 (Unaudited)                                   3

Consolidated Statements of Operations for the three and
          six months ended June 30, 2000 and 1999 (Unaudited)             4

Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999 (Unaudited)             5

Notes to Unaudited Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              18

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                              20

Exhibits                                                                21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)


                                                                                          June 30, 2000       December 31, 1999
                                                                                          -------------       -----------------
ASSETS
Current Assets:

     Cash and cash equivalents.........................................                      $    5,676            $   19,301
     Short-term investments............................................                           3,575                 4,311
     Accounts receivable, net of allowances of $588 and $944...........                          10,908                 8,365
     Inventories.......................................................                          15,731                10,111
     Prepaid expenses and other current assets.........................                             753                   718
                                                                                             ----------            ----------
         Total current assets..........................................                          36,643                42,806
 Property and equipment, net...........................................                          12,060                 9,699
 Goodwill and intangible assets, net...................................                          26,393                13,219
 Other assets..........................................................                           1,193                   529
                                                                                             ----------            ----------
    Total assets.......................................................                      $   76,289            $   66,253
                                                                                             ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term loans and current maturities of long-term loans..........                      $    3,512            $    2,254
   Current portion of note payable.....................................                           1,516                   --
   Accounts payable, trade.............................................                           2,489                   994
   Accrued expenses and other liabilities..............................                           6,551                 5,540
   Income taxes payable................................................                             642                   643
   Customer advances and deposits......................................                           2,537                 3,901
   Deferred revenue....................................................                           1,053                 1,460
                                                                                             ----------            ----------
         Total current liabilities.....................................                          18,300                14,792
 Long-term loan........................................................                           6,375                 7,625
 Note payable..........................................................                           1,204                   --
 Deferred revenue......................................................                           4,671                 5,049
 Deferred tax liability................................................                           2,023                   392
 Other liabilities.....................................................                             261                   406
                                                                                             ----------            ----------
         Total liabilities.............................................                          32,834                28,264
                                                                                             ----------            ----------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares; 500 Series A
  Convertible shares issued and outstanding at June 30, 2000 and December 31,
  1999, $4,000 liquidation preference; 100 Series B Convertible shares issued and outstanding at June 30, 2000 and December 31, 1999, $11,275 with a 10%
  compounded annual dividend liquidation preference; 54 Series C Convertible shares issued and outstanding at June 30, 2000, $5,535 with a 10% compounded
  annual dividend liquidation preference).....................................                        7                     6
Common stock, $.01 par value (60,000 authorized shares; 16,390 and
  16,131 shares issued at June 30, 2000 and December 31, 1999,
  respectively)...............................................................                      164                   161
Additional paid-in capital....................................................                  139,109               132,340
Treasury stock, at cost (20 and 1 shares at June 30, 2000 and December
  31, 1999, respectively).....................................................                     (180)                   (7)
Other.........................................................................                      (77)                 (143)
Accumulated other comprehensive income (loss).................................                     (285)                  (64)
Accumulated deficit...........................................................                  (95,283)              (94,304)
                                                                                             ----------            ----------
         Total stockholders' equity...........................................                   43,455                37,989
                                                                                             ----------            ----------
 Total liabilities and stockholders' equity...................................               $   76,289            $   66,253
                                                                                             ==========            ==========


              The accompanying notes are an integral part of the
                      consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)



                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     -------------------------
                                                         2000              1999            2000          1999
                                                         ----              ----            ----          ----
REVENUES

Product sales ....................................      $15,684          $12,133         $28,920       $16,738
Other revenue ....................................        1,231              417           2,402           780
                                                        -------          -------         -------       -------
         Total revenues ..........................       16,915           12,550          31,322        17,518

COSTS AND EXPENSES

Cost of product sales, including depreciation
  of $429, $346, $799 and $638, respectively......        7,062            7,689          13,654        10,383
Research and development .........................        1,929            2,255           3,757         4,195
Selling and marketing ............................        3,868            2,914           6,785         4,474
General and administrative .......................        3,739            4,036           7,347         6,187
Amortization and other depreciation...............          933              488           1,645           639
                                                        -------          -------         -------       -------
         Total costs and expenses ................       17,531           17,382          33,188        25,878

Operating loss ...................................         (616)          (4,832)         (1,866)       (8,360)

Interest income ..................................          141              233             432           511
Interest expense .................................         (320)            (230)           (600)         (257)
Gain on disposition of product line ..............        1,031              --            1,146         4,161
Other income, net ................................            9                6             132             8
                                                        -------          -------         -------       -------
Income (loss) before income taxes ................          245           (4,823)           (756)       (3,937)
Income tax expense (benefit) .....................          161           (1,241)            223          (781)
                                                        -------          -------         -------       -------
Net income (loss) ................................     $     84          $(3,582)        $  (979)      $(3,156)
                                                        =======          =======         =======       =======

Basic and diluted net loss per share .............     $  (0.02)         $ (0.23)        $ (0.34)      $ (0.21)

Basic and diluted weighted average common
   shares outstanding.............................       17,341           16,785          17,282        16,785


  The accompanying notes are an integral part of the consolidated financial statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)


                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          2000              1999
                                                                                          ----              ----

OPERATING ACTIVITIES:

    Net loss ..............................................................            $    (979)          $(3,156)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization.......................................                2,444             1,277
       Gain on sale of product line and investments........................               (1,356)           (4,161)
       Deferred tax benefit................................................                  --             (1,241)
       Amortization of discount and interest on investments................                  (42)             (211)
       Amortization of unearned compensation...............................                   41               217
       Changes in assets and liabilities, net of business acquisitions:
          Accounts receivable..............................................               (1,147)              (63)
          Inventories......................................................               (1,761)            2,047
          Prepaid expenses and other current assets........................                   28               175
          Non-current assets...............................................                 (561)              (74)
          Accounts payable, accrued expenses and other liabilities.........                   11               124
          Customer advances and deposits...................................               (1,364)            1,466
          Deferred revenue.................................................                 (407)            5,221
                                                                                        --------          --------
       Net cash (used in) provided by operating activities.................               (5,093)            1,621
                                                                                        --------          --------

INVESTING ACTIVITIES:

    Proceeds from sale of product line and other assets....................                1,600             6,354
    Proceeds from sale/maturity of investments.............................               16,072            15,000
    Purchases of available-for-sale investments............................              (14,928)          (10,817)
    Cash used in business acquisition, net of cash acquired................              (15,712)          (14,161)
    Purchases of property and equipment....................................               (2,223)             (776)
                                                                                        --------          --------
       Net cash used in investing activities...............................              (15,191)           (4,400)
                                                                                        --------          --------

FINANCING ACTIVITIES:

    Net proceeds from revolving credit facility............................                1,008                13
    Repayments of term loan................................................               (1,000)             (375)
    Proceeds from sale of preferred stock..................................                5,375             9,924
    Proceeds from exercised stock options..................................                1,429               --
    Treasury stock purchases...............................................                 (130)              --
    Collection of related party note receivable............................                   36
    Preferred dividends paid...............................................                  (40)              (40)
                                                                                        --------          --------
       Net cash provided by financing activities...........................                6,678             9,522
                                                                                        --------          --------

Effect of exchange rate changes on cash and cash equivalents...............                  (19)              --

Net (decrease) increase in cash and cash equivalents.......................              (13,625)            6,743

Cash and cash equivalents at beginning of period...........................                19,301             5,277
                                                                                         --------          --------
Cash and cash equivalents at end of period.................................             $   5,676          $ 12,020
                                                                                         ========          ========

Non-cash investing and financing activities:

     Business acquisition costs accrued in liabilities.....................              $    634          $  1,696
     Note issued in a business acquisition.................................                 2,654               --
     Term loan assumed in connection with a business acquisition...........                   --             11,000

  The accompanying notes are an integral part of the consolidated financial statements

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General

In the opinion of management, the June 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

2.   Acquisitions

On April 6, 2000, the Company purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $11.6 million in cash. On January 17, 2000, the Company purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. The purchase price of the CNS business consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of the Company's subsidiaries.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The allocation of the purchase price of these acquisitions resulted in acquired intangible assets, consisting primarily of completed technology, customer lists and trademarks of approximately $10.0 million, which are being amortized on a straight-line basis over lives ranging from 5 to 15 years, and residual goodwill of approximately $4.5 million, which is being amortized on a straight-line basis over 15 years.

The following unaudited pro forma financial information assumes that the acquisitions had occurred as of the beginning of each period (in thousands):

                                                       For the Six  Months
                                                          Ended June 30,
                                                        2000         1999
                                                       ------       ------

    Total revenue ...............................    $ 34,252     $ 24,205
    Net loss ....................................        (733)      (2,523)

    Basic and diluted loss per share ............      $(0.33)      $(0.17)

The pro forma amounts for the six month periods ended June 30, 2000 and 1999, respectively, include $1.1 million ($0.07 per share) and $3.7 million ($0.22 per share) gains, net of tax, from the sale of product lines. Also, included in the historical and pro forma results for the six months ended June 30, 2000 and the pro forma results for the six month period ended June 30, 1999 are $429,000 of fair value inventory purchase accounting adjustments. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Issuance of Series C Preferred Stock

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC for $5.4 million, net of issuance costs. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $5.4 million with a 10% annual cumulative dividend associated with the liquidation preference. The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4.2 million, which has been reflected in the net loss per share applicable to common stock for the six months ended June 30, 2000. The beneficial conversion dividend is based upon the excess of the closing price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred Stock, after taking into account the value assigned to the common stock warrants.

4.   Income (Loss) per Share

Basic and diluted net income (loss) per share for the periods ended June 30 were as follows:

(In thousands, except per share amounts)

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       -------------------------
                                                                  2000             1999            2000             1999
                                                                  ----             ----            ----             ----
Basic and diluted loss per share:

    Net income (loss) .................................         $    84         $ (3,582)        $  (979)         $(3,156)
    Dividends on Series A preferred stock .............             (20)             (20)            (40)             (40)
    Dividends on Series B preferred stock .............            (275)            (250)           (550)            (250)
    Dividends and beneficial conversion feature
         on Series C preferred stock ..................            (135)              --          (4,305)             --
                                                               --------         --------        --------         --------
    Net loss applicable to common stock ...............         $  (346)        $ (3,852)        $(5,874)         $(3,446)

    Average number of shares outstanding ..............          17,341           16,785          17,282           16,785

    Basic and diluted loss per share ..................         $ (0.02)        $  (0.23)        $ (0.34)         $ (0.21)
                                                               ========        =========        ========         ========

Options and warrants to purchase 4,365,816 and 4,018,077 shares of common stock and preferred stock convertible into 3,467,801 and 2,867,801 shares of common stock at June 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

5.   Comprehensive Loss

Comprehensive loss for the three and six months ended June 30 was as follows:

(In thousands)

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       -------------------------
                                                                 2000             1999            2000             1999
                                                                 ----             ----            ----             ----

    Net income (loss) .................................            84         $ (3,582)        $  (979)        $ (3,156)
    Foreign currency translation adjustments...........          (338)             --             (338)             --
    Unrealized (loss) gain on investments .............            (7)            (108)            293              (92)
    Reclassification adjustment for gains included
         in net income ................................            --               --            (176)              --
                                                             --------         --------        --------         --------
    Comprehensive loss ................................         $(261)        $ (3,690)        $(1,200)         $(3,248)
                                                             ========         ========        ========         ========

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Inventories

Inventories consist of the following:
                                 June 30,   December 31,
                                   2000         1999
                                ---------   -----------
(In thousands)

      Finished goods...........   $ 8,411      $ 3,786
      Work-in-process..........     3,456        2,224
      Raw materials............     3,864        4,101
                                ---------    ---------
                                  $15,731      $10,111
                                =========    =========


7.   Current Liabilities

    Accrued expenses consist of the following:
                                 June 30,   December 31,
                                   2000         1999
                                ---------   -----------
(In thousands)

    Legal fees................   $   434      $  526
    Vacation..................       622         533
    Acquisition related costs.       730         658
    Contract research.........       298         378
    Other.....................     4,467       3,445
                                  ------      ------
                                 $ 6,551     $ 5,540
                                  ======      ======

          INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Segment Reporting

The Company's reportable business segments consist of the Integra NeuroSciences division, which is a leading provider of implants, instruments and monitors used in neurosurgery, neurotrauma, and related critical care, and the Integra LifeSciences division, which develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology which are used to treat soft-tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances and distributors. Selected financial information on the Company's business segments is reported below (in thousands):

                                                                       Total
                                 Integra             Integra         Reportable
                              NeuroSciences        LifeSciences       Segments    Corporate     Total
                              -------------        -------------     ----------   ---------   ---------
Three months ended June 30,
2000
----
Product sales ..........      $    11,037          $    4,647        $   15,684    $   --      $ 15,684
Total revenue ..........           11,287               5,628            16,915        --        16,915
Operating costs ........           10,043               5,299            15,342      1,519       16,861
                                                                                                 ------
Segment profits (loss)..            1,244                 329             1,573     (1,519)          54

                                                                    Amortization expense ....      (670)
                                                                                                 ------
                                                                    Operating loss ..........  $   (616)
1999
----
Product sales ..........      $    7,396           $    4,737           $12,133    $   --      $ 12,133
Total revenue ..........           7,396                5,154            12,550        --        12,550
Operating costs ........           9,619                5,923            15,542      1,637       17,179
                                                                                                 ------
Segment profits (loss)..          (2,223)                (769)           (2,992)    (1,637)      (4,629)

                                                                    Amortization expense ....      (203)
                                                                                                 ------
                                                                    Operating loss ..........  $ (4,832)
Six months ended June 30,
2000
----
Product sales ..........      $    19,794          $    9,126        $   28,920    $   --      $ 28,920
Total revenue ..........           20,294              11,028            31,322        --        31,322
Operating costs ........           18,117              10,491            28,608      3,431       32,039
                                                                                                 ------
Segment profits (loss)..            2,177                 537             2,714      3,431         (717)

                                                                    Amortization expense ....    (1,149)
                                                                                                 ------
                                                                    Operating loss ..........   $(1,866)
1999
----
Product sales...........      $     7,917           $   8,821           $16,738     $  --       $16,738
Total revenue...........            7,917               9,601            17,518        --        17,518
Operating costs.........           10,392              12,129            22,521      3,138       25,659
                                                                                                 ------
Segment profits (loss)..           (2,475)             (2,528)           (5,003)    (3,138)      (8,141)

                                                                    Amortization expense ....      (219)
                                                                                                 ------
                                                                    Operating loss ..........   $(8,360)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       Segment Reporting (continued)

Included in segment operating expenses were the following amounts of depreciation:

                                                                     Total
                                 Integra             Integra       Reportable
                              NeuroSciences        LifeSciences     Segments      Corporate     Total
                              -------------        ------------    ----------     ---------     -----

Three months ended June 30,
2000                               299                  326            625            67          692
1999                               274                  255            529           102          631

Six months ended June 30,
2000                               559                  611          1,170           125        1,295
1999                               314                  627            941           117        1,058

For the six months ended June 30, 2000 and 1999, the Company's foreign sales, primarily to Europe and the Asia Pacific regions, were 17% and 25% of total product sales, respectively.

9.       Legal Matters

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury found that Merck KgaA had willfully induced infringement of the Company's patents and awarded the Company $15.0 million in damages. The Court has since awarded the Company pre-judgment interest of $1.15 million. The Company anticipates that judgment will be entered by the Court within the next sixty days. The Company expects that Merck KgaA will appeal various decisions of the court and request a new trial. No amounts for this favorable verdict have been reflected in the Company's financial statements.

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

The Company's segment financial results for the three and six months ended June 30, 2000 and 1999 may not be directly comparable as a result of the certain transactions occurring in 1999 and 2000. In March 1999, the Company acquired the NeuroCare Group of companies ("NeuroCare") for $25.4 million and, in June 1999, the Company transitioned all selling and marketing efforts related to INTEGRA(R) Dermal Regeneration Template to Johnson & Johnson Medical (now Ethicon, Inc.) ("Ethicon") under an agreement with Ethicon (the "Ethicon Agreement"). In January 2000, the Company acquired the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") for $4.0 million in cash and a $2.8 million note payable to the seller. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. In April 2000, the Company acquired the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and the Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc ("NMT") for $11.6 million in cash.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Overall, the Company recorded net income of $0.1 million for the three months ended June 30, 2000, as compared to a net loss of $3.6 million for the comparable period in 1999. Operating results for the three months ended June 30, 2000 improved by $4.2 million, with an operating loss of $0.6 million recorded in 2000 as compared to a $4.8 million operating loss in 1999. The improvement in 2000 operating results was primarily due to continued product sales growth and operating cost containment in the second quarter of 2000 and the effects of certain special charges approximating $2.5 million incurred in the second quarter of 1999 in connection with the NeuroCare acquisition. Sales growth resulted primarily from business acquisitions and the successful launch of the DuraGen(TM) Dural Graft Matrix in the third quarter of 1999.

Total revenues increased by $4.3 million to $16.9 million for the three months ended June 30, 2000 as compared to $12.6 million for the three months ended June 30, 1999, primarily as a result of increased product sales. Product sales increased by $3.6 million to $15.7 million for the three months ended June 30, 2000 as compared to $12.1 million for the three months ended June 30, 1999. Product sales and cost of product sales were as follows (in thousands):

                                     Integra          Integra
                                   NeuroSciences    LifeSciences    Consolidated
                                   -------------    ------------    ------------

Three months ended June 30, 2000:

Product sales...................     $11,037            $4,647         $15,684
Cost of product sales...........       4,717             2,345           7,062
Gross margin on product sales...       6,320             2,302           8,622
Gross margin percentage.........          57%               50%             55%

                                     Integra          Integra
                                   NeuroSciences    LifeSciences    Consolidated
                                   -------------    ------------    ------------

Three months ended June 30, 1999:

Product sales...................     $ 7,396           $ 4,737        $12,133
Cost of product sales...........       5,094             2,595          7,689
Gross margin on product sales...       2,302             2,142          4,444
Gross margin percentage.........          31%               45%            37%

Product sales in the Integra NeuroSciences division increased $3.6 million for the three months ended June 30, 2000 primarily as a result of acquired product lines and sales of the DuraGen(TM) product. Sales of products acquired in the CNS and NMT product line acquisitions totaled $2.9 million and DuraGen(TM) sales totaled $1.2 million for the three months ended June 30, 2000. Gross margin on product sales increased to 57% for the three months ended June 30, 2000, with $0.2 million of fair value purchase accounting adjustments from the acquired NMT product lines recorded in cost of product sales in the second quarter of 2000. Gross margin on product sales for the quarter ended June 30, 1999 was adversely affected by $1.4 million of fair value purchase accounting adjustments and $0.5 million of inventory reserves against slow-moving products recorded in cost of product sales. Excluding purchase accounting adjustments, gross margin on product sales would have been 60% and 50% in the second quarter of 2000 and 1999, respectively. The increase in adjusted gross margins resulted from the higher gross margins on the sale of products acquired in the CNS and NMT product line acquisitions and the DuraGen(TM) product, as well as increased capacity utilization.

Product sales in the Integra LifeSciences division decreased $0.1 million for the three months ended June 30, 2000, with a $0.6 million decrease in sales of INTEGRA(R) Dermal Regeneration Template to Ethicon under the Ethicon Agreement offset by $0.5 million of sales of a product line acquired from NMT. Gross margin on product sales increased to 50% for the three months ended June 30, 2000, as compared to 45% for the three months ended June 30, 1999. Excluding $0.1 million and $0.3 million of fair value purchase accounting adjustments recorded in the second quarter of 2000 and 1999, respectively, gross margin on product sales would have been 52% in 2000 and 52% in 1999. Lower gross margins on sales of INTEGRA(R) Dermal Regeneration Template to Ethicon during the three months ended June 30, 2000 were offset by increased utilization of the Plainsboro manufacturing facility during the period.

Other revenue in the Integra NeuroSciences segment increased $0.3 million to $0.3 million for the three months ended June 30, 2000 and consisted of royalty income. Other revenue in the Integra LifeSciences segment increased to $0.9 million for the three months ended June 30, 2000, as compared to $0.4 million for the three months ended June 30, 1999. The majority of this increase relates to contract research funding related to INTEGRA(R) Dermal Regeneration Template received under the Ethicon Agreement.

Research and development expenses were as follows (in thousands):

                              Three Months Ended June 30,
                                   2000        1999
                                   ----        ----

Integra NeuroSciences            $  720      $  760
Integra LifeSciences              1,209       1,494
                                  -----       -----

   Total                         $1,929      $2,255

Research and development activities within the Integra LifeSciences segment decreased $0.3 million to $1.2 million for the three months ended June 30, 2000 primarily because of reduced headcount and a reduction in spending in the DePuy cartilage program prior to moving into large animal studies. Future expenditures will depend upon the progress of ongoing research and development programs, including those for which the Company receives funding from third parties.

Approximately 42% and 15% of the Company's total research and development expenses for the three months ended June 30, 2000 and 1999, respectively, were funded through external grants and development funding programs. The increase in funded research in 2000 is primarily the result of research funding received from Ethicon under the Ethicon Agreement related to research on INTEGRA(R) Dermal Regeneration Template.

Selling and marketing expenses were as follows (in thousands):

                             Three Months Ended June 30,
                                  2000        1999
                                  ----        ----

Integra NeuroSciences           $ 3,005      $1,707
Integra LifeSciences                863       1,207
                                    ---       -----

   Total                        $ 3,868      $2,914

Integra NeuroSciences selling and marketing expenses increased by $1.3 million to $3.0 million for the three months ended June 30, 2000 due to the expansion of the direct sales force to over 40 field personnel in 2000, increased sales commissions incurred on higher sales, and higher tradeshow costs in the second quarter of 2000. The decrease of $0.3 million in Integra LifeSciences selling and marketing expenses to $0.9 million for the three months ended June 30, 2000 is the result of lower costs associated with the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon, offset by costs associated with the Company's new distribution center, which was opened in the second quarter of 2000.

General and administrative expenses were as follows (in thousands):

                              Three Months Ended June 30,
                                   2000        1999
                                   ----        ----

Integra NeuroSciences            $1,496      $1,975
Integra LifeSciences                791         525
Corporate                         1,452       1,536
                                  -----       -----

   Total                         $3,739      $4,036

Integra NeuroSciences general and administrative expenses decreased $0.5 million to $1.5 million for the three months ended June 30, 2000. Included in general and administrative expenses for the second quarter of 1999 were $0.8 million of severance costs in connection with the closure of an administrative facility in Wisconsin that was acquired in the NeuroCare acquisition. Offsetting this decrease are general and administrative costs associated with facilities acquired in the CNS and NMT product line acquisitions. General and administrative expenses in the Integra LifeSciences segment increased $0.3 million to $0.8 million for the three months ended June 30, 2000 primarily due to additional headcount. The decrease of $0.1 million in corporate general and administrative expenses to $1.4 million for the three months ended June 30, 2000 is primarily the result of decreased legal fees associated with less activity in the Merck KGaA litigation in the first quarter of 2000, offset by higher costs associated with additional headcount.

The $0.4 million increase in amortization and other depreciation (excluding $0.4 million and $0.3 million of depreciation included in cost of sales for the three months ended June 30, 2000 and 1999, respectively) to $0.9 million in the second quarter of 2000 was the result of additional amortization related primarily to the CNS and NMT product line acquisitions.

Interest expense increased $0.1 million for the three months ended June 30, 2000 to $0.3 million as a result of interest incurred on the $2.8 million note payable to the seller of the CNS business and an increase in interest rates in the second quarter of 2000 as compared to the comparable quarter in 1999. Interest income decreased because of lower average cash and investment balances outstanding during the second quarter of 2000.

Income tax expense increased to $0.2 million in the second quarter of 2000, as compared to income tax benefit of $1.2 million recorded in the second quarter of 1999 that was attributed to the deferred tax benefits recognized on the consolidated post-acquisition losses to the extent of the deferred tax liability recorded in the NeuroCare acquisition. Income taxes recorded in the second quarter of 2000 relate primarily to taxes incurred by a foreign subsidiary.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Overall, the Company recorded a net loss of $1.0 million for the six months ended June 30, 2000, as compared to a net loss of $3.2 million for the comparable period in 1999. Operating results for the six months ended June 30, 2000 improved by $6.5 million, with an operating loss of $1.9 million recorded in 2000 as compared to a $8.4 million operating loss in 1999. The improvement in 2000 operating results was primarily due to continued product sales growth and operating cost containment in 2000 and the effects of certain nonrecurring charges incurred in the second quarter of 1999 in connection with the NeuroCare acquisition. Sales growth resulted primarily from business acquisitions and the successful launch of the DuraGen(TM) Dural Graft Matrix in the third quarter of 1999.

Total revenues increased by $13.8 million to $31.3 million for the six months ended June 30, 2000 as compared to $17.5 million for the six months ended June 30, 1999, primarily as a result of increased product sales. Product sales increased by $12.2 million to $28.9 million for the six months ended June 30, 2000 as compared to $16.7 million for the six months ended June 30, 1999. Product sales and cost of product sales were as follows (in thousands):

                                     Integra          Integra
                                   NeuroSciences    LifeSciences    Consolidated
                                   -------------    ------------    ------------
Consolidated Six months ended
  June 30, 2000:

Product sales...................     $19,794          $9,126           $28,920
Cost of product sales...........       8,836           4,818            13,654
Gross margin on product sales...      10,958           4,308            15,266
Gross margin percentage.........          55%             47%               53%


                                     Integra          Integra
                                   NeuroSciences    LifeSciences    Consolidated
                                   -------------    ------------    ------------

Consolidated Six months ended
  June 30, 1999:

Product sales...................     $ 7,917         $ 8,821           $16,738
Cost of product sales...........       5,392           4,991            10,383
Gross margin on product sales...       2,525           3,830             6,355
Gross margin percentage.........          32%             43%               38%

Product sales in the Integra NeuroSciences division increased $11.9 million for the six months ended June 30, 2000 as a result of acquired product lines and $2.0 million in sales of the DuraGen(TM) product. Gross margin on product sales increased to 55% for the six months ended June 30, 2000, with $0.3 million of fair value purchase accounting adjustments from the acquired CNS and NMT product lines recorded in cost of product sales in 2000. Gross margin on product sales for the six months ended June 30, 1999 was adversely affected by $1.5 million of fair value purchase accounting adjustments and $0.5 million of inventory reserves against slow-moving products recorded in cost of product sales. Excluding purchase accounting adjustments, gross margin on product sales would have been 57% and 51% in the second quarter of 2000 and 1999, respectively. The increase in adjusted gross margins resulted from the higher gross margins on sale of products acquired in the CNS and NMT product line acquisitions and the DuraGen(TM) product, as well as increased capacity utilization.

Product sales in the Integra LifeSciences division increased $0.3 million for the six months ended June 30, 2000. Sales increases included $1.6 million of sales from acquired product lines, $0.6 million of sales from the first commercial shipment of tyrosine polycarbonate polymers for use in clinical development of various fixation devices and a $0.5 million increase in sales of the Company's hemostatic agent product lines. Offsetting these increases were a $1.2 million decrease in sales of INTEGRA(R) Dermal Regeneration Template to Ethicon under the Ethicon Agreement and a $1.0 million decrease in sales of a product line sold in the first quarter of 1999. Gross margin on product sales increased to 47% for the six months ended June 30, 2000, as compared to 43% for the six months ended June 30, 1999. Excluding $0.1 million and $0.5 million of fair value purchase accounting adjustments recorded in the six months ended June 30, 2000 and 1999, respectively, gross margin on product sales would have been 48% in 2000 and 49% in 1999. Lower gross margins on sales of INTEGRA(R) Dermal Regeneration Template to Ethicon during the six months ended June 30, 2000 were offset by increased utilization of the Plainsboro manufacturing facility and sales of higher margin acquired product lines during the period.

Other revenue in the Integra NeuroSciences segment increased $0.5 million to $0.5 million for the six months ended June 30, 2000 and consisted of royalty income. Other revenue in the Integra LifeSciences segment increased to $1.9 million for the six months ended June 30, 2000, as compared to $0.8 million for the six months ended June 30, 1999. The majority of this increase relates to contract research funding related to INTEGRA(R) Dermal Regeneration Template received under the Ethicon Agreement.

Research and development expenses were as follows (in thousands):

                              Six Months Ended June 30,
                                  2000        1999
                                  ----        ----

Integra NeuroSciences           $ 1,211      $  873
Integra LifeSciences              2,546       3,322
                                  -----       -----

   Total                        $ 3,757      $4,195

Research and development activities within the Integra NeuroSciences segment increased $0.3 million for the six months ended June 30, 2000 to $1.2 million as a result of the NeuroCare acquisition in March 1999. Research and development activities within Integra LifeSciences segment decreased $0.8 million to $2.5 million for the six months ended June 30, 2000 primarily because of the elimination of several research programs that were ongoing in the first quarter of 1999, reduced headcount, and a reduction in spending in the DePuy cartilage program prior to moving into large animal studies.

Approximately 41% and 16% of the Company's total research and development expenses for the six months ended June 30, 2000 and 1999, respectively, were funded through external grants and development funding programs. The increase in funded research in 2000 is primarily the result of research funding received from Ethicon under the Ethicon Agreement related to research on INTEGRA(R) Dermal Regeneration Template.

Selling and marketing expenses were as follows (in thousands):

                                Six Months Ended June 30,
                                  2000        1999
                                  ----        ----

Integra NeuroSciences            $5,422      $1,997
Integra LifeSciences              1,363       2,477
                                  -----       -----

   Total                        $ 6,785      $4,474

Integra NeuroSciences selling and marketing expenses increased by $3.4 million to $5.4 million for the six months ended June 30, 2000 due to the expansion of the direct sales force to over 40 field personnel in 2000, increased sales commissions incurred on higher sales, and higher tradeshow costs in the second quarter of 2000. The decrease of $1.1 million in Integra LifeSciences selling and marketing expenses to $1.4 million for the six months ended June 30, 2000 is the result of lower costs associated with the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon, offset by costs associated with the Company's new distribution center, which was opened in the second quarter of 2000.

General and administrative expenses were as follows (in thousands):

                               Six Months Ended June 30,
                                  2000        1999
                                  ----        ----

Integra NeuroSciences            $2,464      $2,030
Integra LifeSciences              1,580       1,152
Corporate                         3,303       3,005
                                  -----       -----

   Total                         $7,347      $6,187

Integra NeuroSciences general and administrative expenses increased $0.4 million to $2.4 million for the six months ended June 30, 2000. This increase relates primarily to general and administrative costs associated with acquisitions. Offsetting this increase were $0.8 million of severance costs incurred in the six months ended June 30, 1999 in connection with the closure of an administrative facility in Wisconsin that was acquired in the NeuroCare acquisition. General and administrative expenses in the Integra LifeSciences segment increased $0.4 million to $1.6 million for the six months ended June 30, 2000 primarily due to additional headcount. The increase of $0.3 million in corporate general and administrative expenses to $3.3 million for the six months ended June 30, 2000 is primarily the result of increased legal fees associated with the Merck KGaA litigation incurred in the first quarter of 2000, when the case went to trial, and costs associated with additional headcount.

The $1.0 million increase in amortization and other depreciation (excluding $0.8 million and $0.6 million of depreciation included in cost of sales for the six months ended June 30, 2000 and 1999, respectively) to $1.6 million in 2000 was the result of $0.9 million of additional amortization from acquisitions and $0.1 million of additional depreciation.

Interest expense increased $0.3 million for the six months ended June 30, 2000 to $0.6 million as a result of interest incurred on the $2.8 million note payable to the seller of the CNS business acquired in January 2000, two full quarters of interest on debt assumed in the NeuroCare acquisition, and an increase in interest rates in 2000 as compared to the comparable period in 1999.

For the six months ended June 30, 2000 and 1999, the Company recorded a gain of $1.1 million and $4.2 million, respectively, in connection with the sale of product lines.

Income tax expense increased to $0.2 million for the six months ended June 30, 2000, as compared to income tax benefit of $0.8 million recorded for the six months ended June 30, 1999. This $0.8 million tax benefit related to $1.2 million of the deferred tax benefits recognized on the consolidated post-acquisition losses to the extent of the deferred tax liability recorded in the NeuroCare acquisition, offset by a $0.4 million tax provision on the sale of a product line. Income taxes recorded in the six months ended June 30, 2000 relate primarily to taxes incurred by a foreign subsidiary and state income taxes.

Liquidity and Capital Resources

The Company has incurred losses from operations since its inception and will continue to incur such losses unless and until product sales and research and collaborative arrangements generate sufficient revenue to fund continuing operations. As of June 30, 2000, the Company had an accumulated deficit of $95.3 million.

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. At June 30, 2000, the Company had cash, cash equivalents and short-term investments of approximately $9.3 million and $12.6 million in short and long-term borrowings. The Company's principal uses of funds during the six months ended June 30, 2000 were $4.1 million for the acquisition of CNS, $11.6 million for the acquisition of certain product lines from NMT, $2.2 million in purchases of property and equipment and $5.1 million used in operations. During this same period, the Company raised $5.4 million from the sale of Series C Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC, $1.4 million from the issuance of common stock through exercised stock options and $1.6 million from the sale of product lines.

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

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). To the extent the guidance in the SAB differs from generally accepted accounting principles previously utilized by an SEC registrant, the SAB indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle. The Company is currently assessing the full impact that the SAB will have on its financial statements. Once the final assessment is complete, the total financial impact of the SAB, if any, will be recorded as a cumulative effect of a change in accounting principle in the fourth quarter of 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury found that Merck KGaA had willfully induced infringement of the Company's patents and awarded the Company $15.0 million in damages. The Court has since awarded the Company pre-judgment interest of $1.15 million. The Company anticipates that judgment will be entered by the Court within the next sixty days. The Company expects that Merck KGaA will appeal various decisions of the court and request a new trial. No amounts for this favorable verdict have been reflected in the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 16, 2000 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 16,312,094 shares of the Company's common stock ("Common Stock"), 500,000 shares of Series A Preferred Stock (which are convertible into 250,000 shares of Common Stock), 100,000 shares of Series B Preferred Stock (which are convertible into 2,617,801 shares of Common Stock), and 54,000 shares of Series C Preferred Stock (which are convertible into 600,000 shares of Common Stock) (collectively, "Shares") were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Approval of the Company's 2000 Equity Incentive Plan. The Company's 2000 Equity Incentive Plan was approved. The tabulation of votes was as follows:

         For            Against       Abstentions
         ---            -------       -----------

      13,338,101        101,156           21,049

2. Election of directors to serve until the 2001 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

      Nominee                         For           Withheld
      -------                         ---           --------

      Keith Bradley                15,251,568        34,771
      Richard E. Caruso            15,251,654        34,685
      Stuart M. Essig              15,250,698        35,641
      George W. McKinney, III      15,251,768        34,571
      Neil Moszkowski              15,250,966        35,373
      James M. Sullivan            15,251,021        35,318

3. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

      For               Against           Abstentions
      ---               -------           -----------

      15,244,757        17,863              24,419

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number    Description of Exhibit
------    ----------------------

10.1 Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000.

27       Financial Data Schedule

(b) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated March 29, 2000 with respect to (i) the Company's acquisition of certain assets and liabilities from NMT Medical, Inc. and (ii) the sale of Series C Convertible Preferred Stock to investment affiliates of Soros Private Equity Partners LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

      Date: August 14, 2000           /s/  Stuart M. Essig
                                      -------------------------------------
                                      Stuart M. Essig
                                      President and Chief Executive Officer

      Date: August 14, 2000           /s/  David B. Holtz
                                      -------------------------------------
                                      David B. Holtz
                                      Vice President, Finance and Treasurer

INDEX OF EXHIBITS

Exhibit
Number    Description of Exhibit
------    ----------------------

10.1 Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000.

27       Financial Data Schedule