Form 10-Q
period 2000-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2000-11-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        AS OF NOVEMBER 10, 2000 THE REGISTRANT HAD OUTSTANDING 17,155,500
               SHARES OF COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                                 PAGE NUMBER

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and
          December 31, 1999 (Unaudited)                                                 3

Consolidated Statements of Operations for the three and
          nine months ended September 30, 2000 and 1999 (Unaudited)                     4

Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999 (Unaudited)                          5

Notes to Unaudited Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities and Use of Proceeds                                      18

Item 6.  Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                              19

Exhibits                                                                                20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

(In thousands)

                                                                            September 30, 2000         December 31, 1999
                                                                            ------------------         -----------------
ASSETS
Current Assets:
     Cash and cash equivalents...............................                    $ 13,011                    $ 19,301
     Short-term investments..................................                       4,043                       4,311
     Accounts receivable, net of allowances of $830 and $944.                      12,402                       8,365
     Inventories.............................................                      16,341                      10,111
     Prepaid expenses and other current assets...............                         805                         718
                                                                                 --------                    --------
         Total current assets................................                      46,602                      42,806
Property and equipment, net..................................                      11,789                       9,699
Goodwill and intangible assets, net..........................                      25,296                      13,219
Other assets.................................................                       2,073                         529
                                                                                 --------                    --------
         Total assets........................................                    $ 85,760                    $ 66,253
                                                                                 ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term loans and current maturities of long-term loans                  $  5,084                    $  2,254
     Current portion of note payable.........................                       1,587                          --
     Accounts payable, trade.................................                       3,710                         994
     Accrued expenses and other liabilities..................                       6,269                       5,540
     Income taxes payable....................................                         615                         643
     Customer advances and deposits..........................                       1,799                       3,901
     Deferred revenue........................................                       1,777                       1,460
                                                                                 --------                    --------
         Total current liabilities...........................                      20,841                      14,792
Long-term loan...............................................                       5,750                       7,625
Note payable.................................................                       1,204                          --
Deferred revenue.............................................                       4,521                       5,049
Deferred tax liability.......................................                       1,906                         392
Other liabilities............................................                         411                         406
                                                                                 --------                    --------
         Total liabilities...................................                      34,633                      28,264
                                                                                 --------                    --------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value (15,000 authorized shares;
     500 Series A Convertible shares issued and outstanding at
     September 30, 2000 and December 31, 1999, $4,000 liquidation preference; 100 Series B Convertible shares issued and
     outstanding at September 30, 2000 and December 31, 1999,
     $11,550 with a 10% compounded annual dividend liquidation
     preference; 54 Series C Convertible shares issued and
     outstanding at September 30, 2000, $5,670 with a 10%
     compounded annual dividend liquidation preference).......                          7                           6
Common stock, $.01 par value (60,000 authorized shares; 16,889 and 16,131 shares issued at September 30, 2000 and December
     31, 1999, respectively).................................                         169                         161
Additional paid-in capital...................................                     145,483                     132,340
Treasury stock, at cost (20 and 1 shares at September 30, 2000
     and December 31, 1999, respectively)....................                        (180)                         (7)
Other........................................................                         (61)                       (143)
Accumulated other comprehensive loss.........................                        (725)                        (64)
Accumulated deficit..........................................                     (93,566)                    (94,304)
                                                                                 --------                    --------
         Total stockholders' equity..........................                      51,127                      37,989
                                                                                 --------                    --------
Total liabilities and stockholders' equity...................                    $ 85,760                    $ 66,253
                                                                                 ========                    ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)


                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                            ----------------------       -----------------------
                                                              2000          1999           2000           1999
                                                            ----------------------       -----------------------
REVENUES
Product sales .....................................          $16,890       $11,464        $45,810        $28,202
Other revenue .....................................            2,669           663          5,071          1,443
                                                             -------       -------        -------        -------
         Total revenues ...........................           19,559        12,127         50,881         29,645

COSTS AND EXPENSES

Cost of product sales, including depreciation of
     $473, $276, $1,272 and $914, respectively.....            7,345         6,051         20,999         16,434
Research and development ..........................            1,741         2,198          5,497          6,393
Selling and marketing .............................            4,072         2,409         10,856          6,883
General and administrative ........................            3,481         3,584         10,830          9,771
Amortization and other depreciation................              964           582          2,609          1,221
                                                             -------       -------        -------        -------

         Total costs and expenses .................           17,603        14,824         50,791         40,702

Operating income (loss) ...........................            1,956        (2,697)            90        (11,057)

Interest income ...................................              123           270            555            781
Interest expense ..................................             (327)         (215)          (927)          (472)
Gain on disposition of product line ...............               --            --          1,146          4,161
Other income, net .................................               45            72            177             80
                                                             -------       -------        -------        -------
Income (loss) before income taxes .................            1,797        (2,570)         1,041         (6,507)
Income tax expense (benefit) ......................               80          (541)           303         (1,322)
                                                             -------       -------        -------        -------
Net income (loss) .................................          $ 1,717       $(2,029)           738        $(5,185)
                                                             =======       =======        =======        =======
Net income (loss) per share
     Basic ........................................           $ 0.07       $ (0.14)       $ (0.26)       $ (0.34)
     Diluted ......................................           $ 0.07       $ (0.14)       $ (0.26)       $ (0.34)

Weighted average common shares outstanding.........
     Basic ........................................           17,439        16,810         17,335         16,792
     Diluted ......................................           19,534        16,810         17,335         16,792


                   The accompanying notes are an integral part
                    of the consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(In thousands)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----
OPERATING ACTIVITIES:

Net income (loss)...................................................                  $    738           $ (5,185)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..................................                     3,868              2,128
     Gain on sale of product line and investments...................                    (1,316)            (4,158)
     Deferred tax benefit...........................................                        --             (1,807)
     Amortization of discount and interest on investments...........                      (146)              (266)
     Amortization of unearned compensation..........................                        48                308
     Changes in assets and liabilities, net of business acquisitions:
         Accounts receivable........................................                    (2,698)               186
         Inventories................................................                    (2,439)             2,450
         Prepaid expenses and other current assets..................                       (17)               203
         Non-current assets.........................................                    (1,459)               (27)
         Accounts payable, accrued expenses and other liabilities...                     2,237               (505)
         Customer advances and deposits.............................                    (2,102)             1,505
         Deferred revenue...........................................                      (211)             6,194
                                                                                      --------           --------
     Net cash (used in) provided by operating activities............                    (3,497)             1,026
                                                                                      --------           --------

INVESTING ACTIVITIES:

     Proceeds from sale of product line and other assets............                     1,600              6,354
     Proceeds from sale/maturity of investments.....................                    13,081             20,000
     Purchases of available-for-sale investments....................                   (12,423)           (12,768)
     Cash used in business acquisition, net of cash acquired........                   (15,552)           (14,794)
     Purchases of property and equipment............................                    (2,683)            (1,553)
                                                                                      --------           --------
        Net cash used in investing activities......................                   (15,977)            (2,761)
                                                                                      --------           --------

FINANCING ACTIVITIES:

     Net proceeds from short-term borrowings........................                     2,581                 21
     Repayments of term loan........................................                    (1,625)              (750)
     Proceeds from sale of preferred stock..........................                     5,375              9,924
     Proceeds from private placement of common stock................                     5,000                 --
     Proceeds from exercise of stock options and warrants...........                     2,122                211
     Treasury stock purchases.......................................                      (170)                --
     Collection of related party note receivable....................                        35
     Preferred dividends paid.......................................                       (60)               (60)
                                                                                      --------           --------
         Net cash provided by financing activities..................                    13,258              9,346
                                                                                      --------           --------

Effect of exchange rate changes on cash and cash equivalents........                       (74)                --

Net (decrease) increase in cash and cash equivalents................                    (6,290)             7,611

Cash and cash equivalents at beginning of period....................                    19,301              5,277
                                                                                      --------           --------
Cash and cash equivalents at end of period..........................                  $ 13,011           $ 12,888
                                                                                      ========           ========

Non-cash investing and financing activities:
     Common stock issued in settlement of obligation................                      $641                 --
     Business acquisition costs accrued in liabilities..............                       634            $ 1,074
     Note issued in a business acquisition..........................                     2,654                 --
     Term loan assumed in connection with a business acquisition....                        --             11,000


                   The accompanying notes are an integral part
                    of the consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       General

In the opinion of management, the September 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

The following unaudited pro forma financial information assumes that the acquisitions had occurred as of the beginning of each period (in thousands):



                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                           2000                 1999
                                                                           ----                 ----

         Total revenue .......................................           $ 53,897             $ 40,605
         Net income (loss) ...................................              1,057               (3,744)
         Basic and diluted net loss per share ................           $  (0.25)            $  (0.28)

The pro forma amounts for the nine month periods ended September 30, 2000 and 1999, respectively, include $1.1 million ($0.07 per share) and $3.7 million ($0.22 per share) gains, net of tax, from the sale of product lines. Also, included in the historical and pro forma results for the nine months ended September 30, 2000 and the pro forma results for the nine month period ended September 30, 1999 are $429,000 of fair value inventory purchase accounting adjustments. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Issuance of Series C Preferred Stock

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC for $5.4 million, net of issuance costs. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $5.4 million with a 10% annual cumulative dividend associated with the liquidation preference. The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4.2 million, which has been reflected in the net loss per share applicable to common stock for the nine months ended September 30, 2000. The beneficial conversion dividend is based upon the excess of the closing price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred Stock, after taking into account the value assigned to the common stock warrants.

4.       Income (Loss) per Share

Basic and diluted net income (loss) per share for the periods ended September 30 were as follows:

(In thousands, except per share amounts)


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                           -------------------          -------------------
                                                           2000           1999          2000           1999
                                                           ----           ----          ----           ----

     Net income (loss) .........................          $ 1,717       $ (2,029)      $   738        $(5,185)
     Dividends on Series A preferred stock .....              (20)           (20)          (60)           (60)
     Dividends on Series B preferred stock .....             (275)          (250)         (800)          (500)
     Dividends on Series C preferred stock .....             (135)            --          (270)            --
     Beneficial conversion feature on
        Series C preferred stock ...............               --             --        (4,170)            --
                                                          -------       --------       -------        -------
Net income (loss) applicable to common stock ...          $ 1,287       $ (2,299)      $(4,562)       $(5,745)

Weighted average shares outstanding:
         Basic .................................           17,439         16,810        17,335         16,792
         Effect of dilutive securities
         Stock options                                      1,841             --            --             --
         Stock purchase warrants                              254             --            --             --
                                                          -------       --------       -------        -------
     Diluted ...................................           19,534         16,810        17,335         16,792

     Income (loss) per share
         Basic .....................................       $ 0.07        $ (0.14)      $ (0.26)       $ (0.34)
         Diluted ...................................       $ 0.07        $ (0.14)      $ (0.26)       $ (0.34)

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income
(loss) per share for each period because their effect would have been antidilutive:


(In thousands)
                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                           -------------------         --------------------
                                                           2000           1999         2000            1999
                                                           ----           ----         ----            ----

     Stock options ..............................            181          3,181        3,695          3,181
     Stock purchase warrants ....................             --            910          551            910
     Convertible preferred stock ................          3,468          2,868        3,468          2,868
                                                           -----          -----        -----          -----
     Total ......................................          3,649          6,959        7,714          6,959


           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30 was as follows:

(In thousands)

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                              -------------            -------------
                                                           2000           1999      2000           1999
                                                           ----           ----      ----           ----

     Net income (loss) ...........................      $ 1,717       $ (2,029)     $ 738        $ (5,185)
     Foreign currency translation adjustments ....         (385)            --       (723)             --
     Unrealized (loss) gain on investments .......          (55)           101        238               9
     Reclassification adjustment for gains
      included in net income .....................           --             --       (176)             --
                                                        -------       --------      -----        --------
     Comprehensive income (loss) .................      $ 1,277       $ (1,928)     $  77        $ (5,176)
                                                        =======       ========      =====        ========

6.       Inventories

Inventories consist of the following:


                                                           September 30,                December 31,
                                                               2000                         1999
                                                               ----                         ----
        (In thousands)

        Finished goods.....................                  $  7,745                     $  3,786
        Work-in-process....................                     3,599                        2,224
        Raw materials......................                     4,997                        4,101
                                                             --------                     --------
                                                             $ 16,341                     $ 10,111
                                                             ========                     ========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       Segment Reporting

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

                                                                             Total
                                             Integra          Integra      Reportable
                                          NeuroSciences    LifeSciences     Segments      Corporate          Total
                                          -------------    ------------    ----------     ---------          -----
Three months ended September 30,
2000
----
Product sales ................            $  11,877         $   5,013      $  16,890    $       --        $  16,890
Total revenue ................               12,127             7,432         19,559            --           19,559
Operating costs ..............               10,203             5,257         15,460         1,475           16,935
                                                                                                          ---------
Segment profits (loss)........                1,924             2,175          4,099        (1,475)           2,624
                                                                          Amortization expense....             (668)
                                                                                                          ---------
                                                                          Operating income........            1,956
1999
----
Product sales ................            $   7,046         $   4,418      $  11,464    $       --        $  11,464
Total revenue ................                7,046             5,081         12,127            --           12,127
Operating costs ..............                7,846             5,132         12,978         1,574           14,552
                                                                                                          ---------
Segment profits (loss)........                 (800)              (51)          (851)       (1,574)          (2,425)
                                                                          Amortization expense....             (272)
                                                                                                          ---------
                                                                          Operating income........        $  (2,697)
Nine months ended September 30,
2000
----
Product sales ................            $  31,670         $  14,140      $  45,810    $       --        $  45,810
Total revenue ................               32,420            18,461         50,881            --           50,881
Operating costs ..............               28,321            16,062         44,383         4,590           48,973
                                                                                                          ---------
Segment profits (loss)........                4,099             2,399          6,498        (4,590)           1,908
                                                                          Amortization expense....           (1,818)
                                                                                                          ---------
                                                                          Operating income........        $      90
1999
Product sales ................            $  14,961         $  13,241      $  28,202    $       --        $  28,202
Total revenue ................               14,961            14,684         29,645            --           29,645
Operating costs ..............               18,391            17,074         35,465         4,740           40,205
                                                                                                          ---------
Segment profits (loss)........               (3,430)           (2,390)        (5,820)       (4,740)         (10,560)

                                                                          Amortization expense....             (497)
                                                                                                          ---------
                                                                          Operating income........        $ (11,057)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       Segment Reporting (continued)

Included in segment operating expenses were the following amounts of depreciation (in thousands):


                                                                                Total
                                             Integra          Integra        Reportable
                                          NeuroSciences     LifeSciences      Segments         Corporate          Total
                                          -------------     ------------     ----------        ---------          -----

Three months ended September 30,
2000                                           410               285             695               60              755
1999                                           214               257             471              102              573


Nine months ended September 30,
2000                                           969               896           1,865              185            2,050
1999                                           528               884           1,412              219            1,631


For the nine months ended September 30, 2000 and 1999, the Company's foreign sales, primarily to Europe and the Asia Pacific regions, were 22% and 24% of total product sales, respectively.


8.       Legal Matters

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury returned a unanimous verdict for the Company, found that Merck KGaA had infringed and induced the infringement of the Company's patents, and awarded $15,000,000 in damages. On September 29, 2000, the United States District Court for the Southern District of California entered judgment in favor of the Company and against Merck KGaA in the case. In entering the judgment, the court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000. The Company expects that Merck KGaA will appeal various decisions of the Court and request a new trial, a reduction in damages, or a judgment as a matter of law notwithstanding the verdict. No amounts for this favorable verdict have been reflected in the Company's financial statements.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the "Optex Claimants"), each parties to a Letter Agreement (the "Letter Agreement") with Camino NeuroCare, Inc., a wholly-owned subsidiary of the Company ("Camino"), dated as of December 18, 1996, alleged that Camino breached the terms of the Letter Agreement prior to the Company's acquisition of the NeuroCare Group (Camino's prior parent company). In August, 2000, the Company and the Optex Claimants reached an agreement whereby the Company paid the Optex Claimants $250,000 cash and issued 45,000 shares of the Company's common stock, valued at $641,250, in settlement of all claims under the Letter Agreement. Subsequent to the settlement of this matter, the Company received $350,000 from the seller of the NeuroCare Group through assertion of the Company's right of indemnification. The Company did not record any provision for this matter, as liabilities recorded at the time of the Company's acquisition of the NeuroCare Group and the $350,000 indemnification payment were adequate to cover this liability.

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

The Company's segment financial results for the three and nine months ended September 30, 2000 and 1999 may not be directly comparable as a result of the certain transactions occurring in 1999 and 2000. In March 1999, the Company acquired the NeuroCare Group of companies ("NeuroCare") for $25.4 million and, in June 1999, the Company transitioned all selling and marketing efforts related to INTEGRA(R) Dermal Regeneration Template to Johnson & Johnson Medical (now Ethicon, Inc.) ("Ethicon") under an agreement with Ethicon (the "Ethicon Agreement"). In January 2000, the Company acquired the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") for $4.0 million in cash and a $2.8 million note payable to the seller. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. In April 2000, the Company acquired the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and the Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. ("NMT") for $11.6 million in cash.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Overall, the Company recorded net income of $1.7 million for the three months ended September 30, 2000, as compared to a net loss of $2.0 million for the comparable period in 1999. Operating results for the three months ended September 30, 2000 improved by $4.7 million, with an operating profit of $2.0 million recorded in 2000 as compared to a $2.7 million operating loss in 1999. Included in the third quarter 1999 operating loss were the effects of certain acquisition related charges approximating $0.7 million incurred in connection with the NeuroCare acquisition.

Total revenues increased by $7.5 million to $19.6 million for the three months ended September 30, 2000 as compared to $12.1 million for the three months ended September 30, 1999. Product sales increased by $5.5 million to $16.9 million for the three months ended September 30, 2000 and other revenues increased $2.0 million to $2.7 million. Product sales and cost of product sales were as follows (in thousands):


                                                              Integra               Integra
                                                            NeuroSciences        LifeSciences         Consolidated

Three months ended September 30, 2000:

Product sales.....................................             $11,877               $5,013              $16,890
Cost of product sales.............................               4,785                2,560                7,345
Gross margin on product sales.....................               7,092                2,453                9,545
Gross margin percentage...........................                 60%                  49%                  57%


                                                              Integra               Integra
                                                            NeuroSciences        LifeSciences         Consolidated

Three months ended September 30, 1999:

Product sales.....................................             $ 7,045              $ 4,419             $ 11,464
Cost of product sales.............................               3,718                2,333                6,051
Gross margin on product sales.....................               3,327                2,086                5,413
Gross margin percentage...........................                 47%                  47%                  47%


Product sales in the Integra NeuroSciences division increased $4.8 million to $11.9 million for the three months ended September 30, 2000 primarily as a result of acquired product lines and sales of the DuraGen(TM) Dural Graft Matrix product, which was launched in the third quarter of 1999. Sales of products acquired in the CNS and NMT product line acquisitions totaled $2.9 million and DuraGen(TM) sales increased $1.5 million during the three months ended September 30, 2000. Gross margin on product sales increased to 60% for the three months ended September 30, 2000, as compared to 47% for the third quarter of 1999. Gross margin on product sales for the quarter ended September 30, 1999 was adversely affected by $0.4 million of fair value purchase accounting adjustments. Excluding these purchase accounting adjustments, gross margin on product sales would have been 53% in the third quarter of 1999. The increase in adjusted gross margins resulted from increased sales (including acquired product lines) of products with higher gross margins.

Product sales in the Integra LifeSciences division increased $0.6 million to $5.0 million for the three months ended September 30, 2000. Sales growth in the Integra LifeSciences business was led by sales of collagen matrices to the Genetics Institute division of American Home Products Corporation for use in their human recombinant bone morphogenetic protein-2 ("rhBMP-2") program for various orthopedic and periodontal applications and sales of the recently acquired Spembly Medical line of cyrosurgery products. Gross margin on product sales increased to 49% for the three months ended September 30, 2000, as compared to 47% for the three months ended September 30, 1999. Excluding $0.1 million of fair value purchase accounting adjustments recorded in the third quarter of 1999, gross margin on product sales would have been 49% in 1999.

Other revenue in the Integra NeuroSciences segment increased $0.3 million to $0.3 million for the three months ended September 30, 2000 and consisted of royalty income. Other revenue in the Integra LifeSciences segment increased $1.7 million to $2.4 million for the three months ended September 30, 2000, as compared to $0.7 million for the three months ended September 30, 1999. The majority of this increase relates to $0.8 million of revenues recorded in connection with the completion of one of the clinical and research payment events under the Ethicon Agreement and $0.7 million of revenues recorded in connection with the licensing of certain intellectual property rights relating to antibodies for TGF-beta to Cambridge Antibody Technology (CAT) and Genzyme General.

Research and development expenses were as follows (in thousands):


                                          Three Months Ended
                                             September 30,
                                        2000             1999
                                       ------           ------
Integra NeuroSciences                  $  600           $  538
Integra LifeSciences                    1,141            1,660
                                       ------           ------
   Total                               $1,741           $2,198

Research and development activities within the Integra LifeSciences segment decreased $0.5 million to $1.1 million for the three months ended September 30, 2000 primarily because of reduced headcount, a reduction in spending in the DePuy cartilage program prior to moving into large animal studies, and the completion in late 1999 of the majority of the activities associated with post approval study for the INTEGRA(R) Dermal Regeneration Template, which was submitted to the FDA in September 2000. Future expenditures will depend upon the progress of ongoing research and development programs, including those for which the Company receives funding from third parties.

Selling and marketing expenses were as follows (in thousands):

                                          Three Months Ended
                                             September 30,
                                        2000             1999
                                       ------           ------

Integra NeuroSciences                  $ 3,484          $ 2,018
Integra LifeSciences                       588              391
                                       -------          -------
   Total                               $ 4,072          $ 2,409


Integra NeuroSciences selling and marketing expenses increased by $1.5 million to $3.5 million for the three months ended September 30, 2000 due to the expansion of the direct sales force to over 40 field personnel in 2000 increased sales commissions incurred on higher sales and costs associated with the Company's new distribution center, which was opened in the second quarter of 2000. The increase of $0.2 million in Integra LifeSciences selling and marketing expenses to $0.6 million for the three months ended September 30, 2000 is primarily the result of increased costs associated with the Company's new distribution center and sales and marketing expenses associated with the acquired cryosurgery product line.

General and administrative expenses were as follows (in thousands):

                                          Three Months Ended
                                             September 30,
                                        2000             1999
                                       ------           ------
Integra NeuroSciences                  $ 1,193          $ 1,483
Integra LifeSciences                       874              642
Corporate                                1,414            1,459
                                       -------          -------
   Total                               $ 3,481          $ 3,584

Integra NeuroSciences general and administrative expenses decreased $0.3 million to $1.2 million for the three months ended September 30, 2000. Included in general and administrative expenses for the third quarter of 1999 were $0.3 million of severance costs in connection with the closure of an administrative facility in Wisconsin that was acquired in the NeuroCare acquisition. Offsetting this decrease is a provision for uncollectible accounts recorded in the third quarter of 2000. General and administrative expenses in the Integra LifeSciences segment increased $0.2 million to $0.9 million for the three months ended September 30, 2000 primarily due to additional headcount.

The $0.4 million increase in amortization and other depreciation (excluding $0.5 million and $0.3 million of depreciation included in cost of sales for the three months ended September 30, 2000 and 1999, respectively) to $1.0 million in the third quarter of 2000 was primarily the result of additional amortization related to the CNS and NMT product line acquisitions.

Interest expense increased $0.1 million for the three months ended September 30, 2000 to $0.3 million as a result of interest incurred on the $2.8 million note payable to the seller of the CNS business and a net increase in average bank borrowings in the third quarter of 2000 as compared to the comparable quarter in 1999. Interest income decreased because of lower average cash and investment balances outstanding during the third quarter of 2000.

Income tax expense increased to $0.1 million in the third quarter of 2000, as compared to an income tax benefit of $0.5 million recorded in the third quarter of 1999 that was attributed to the deferred tax benefits recognized on the consolidated post-acquisition losses to the extent of the deferred tax liability recorded in the NeuroCare acquisition.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Overall, the Company recorded net income of $0.7 million for the nine months ended September 30, 2000, as compared to a net loss of $5.2 million for the comparable period in 1999. Operating results for the nine months ended September 30, 2000 improved by $11.1 million, with an operating profit of $0.1 million recorded in 2000 as compared to an $11.1 million operating loss in 1999. The improvement in 2000 operating results was primarily due to increased revenues in 2000 and the effects of certain acquisition related charges incurred in 1999 in connection with the NeuroCare acquisition.

Total revenues increased by $21.2 million to $50.9 million for the nine months ended September 30, 2000 as compared to $29.6 million for the nine months ended September 30, 1999, primarily as a result of increased product sales. Product sales increased by $17.6 million to $45.8 million for the nine months ended September 30, 2000 as compared to $28.2 million for the nine months ended September 30, 1999. Product sales and cost of product sales were as follows (in thousands):

                                                              Integra             Integra
                                                           NeuroSciences        LifeSciences         Consolidated
                                                           -------------        ------------         ------------
Nine months ended September 30, 2000:

Product sales.....................................           $31,670              $14,140              $45,810
Cost of product sales.............................            13,621                7,378               20,999
Gross margin on product sales.....................            18,049                6,762               24,811
Gross margin percentage...........................              57%                  48%                  54%


                                                              Integra             Integra
                                                           NeuroSciences        LifeSciences         Consolidated
                                                           -------------        ------------         ------------
Nine months ended September 30, 1999:

Product sales.....................................          $ 14,961              $13,241              $28,202
Cost of product sales.............................             9,109                7,325               16,434
Gross margin on product sales.....................             5,852                5,916               11,768
Gross margin percentage...........................              39%                   45%                  42%

Product sales in the Integra NeuroSciences division increased $16.7 million for the nine months ended September 30, 2000 as a result of acquired product lines and a $3.6 million increase in sales of the DuraGen(TM) product. Gross margin on product sales increased to 57% for the nine months ended September 30, 2000, with $0.3 million of fair value purchase accounting adjustments from the acquired CNS and NMT product lines recorded in cost of product sales in 2000. Gross margin on product sales for the nine months ended September 30, 1999 was adversely affected by $1.9 million of fair value purchase accounting adjustments and $0.5 million of inventory reserves against slow-moving products recorded in cost of product sales. Excluding purchase accounting adjustments, gross margin on product sales would have been 58% and 52% in 2000 and 1999, respectively. The increase in adjusted gross margins resulted primarily from the higher gross margins on sale of products acquired in the CNS and NMT product line acquisitions and the DuraGen(TM) product and the effect of the $0.5 million inventory reserves recorded in the nine months ended September 30, 1999.

Product sales in the Integra LifeSciences division increased $0.9 million for the nine months ended September 30, 2000. The increase in sales was led by sales of acquired product lines, sales from the first commercial shipment of tyrosine polycarbonate polymers for use in clinical development of various fixation devices in the first quarter of 2000, and sales of collagen matrices to the Genetics Institute for use in their rhBMP-2 program. Offsetting these increases was a decrease in sales of INTEGRA(R) Dermal Regeneration Template associated with the lower transfer price to Ethicon under the Ethicon Agreement and a decrease in sales related to the sale of a product line. Gross margin on product sales increased to 48% for the nine months ended September 30, 2000, as compared to 45% for the nine months ended September 30, 1999. Excluding $0.1 million and $0.6 million of fair value purchase accounting adjustments recorded in the nine months ended September 30, 2000 and 1999, respectively, gross margin on product sales would have been 48% in 2000 and 49% in 1999. Lower gross margins on sales of INTEGRA(R) Dermal Regeneration Template to Ethicon during the nine months ended September 30, 2000 were offset by increased utilization of the Plainsboro manufacturing facility and sales of higher margin acquired product lines during the period.

Other revenue in the Integra NeuroSciences segment increased $0.8 million to $0.8 million for the nine months ended September 30, 2000 and consisted of royalty income. Other revenue in the Integra LifeSciences segment increased $2.9 million to $4.3 million for the nine months ended September 30, 2000, as compared to $1.4 million for the nine months ended September 30, 1999. The majority of this increase relates to revenue recorded in connection with the completion of one of the clinical and research payment events under the Ethicon Agreement, licensing revenues from CAT and Genzyme General, and contract research funding related to INTEGRA(R) Dermal Regeneration Template received under the Ethicon Agreement.

Research and development expenses were as follows (in thousands):

                                           Nine Months Ended
                                             September 30,
                                        2000               1999
                                        ----               ----
Integra NeuroSciences                  $ 1,811           $ 1,411
Integra LifeSciences                     3,686             4,982
                                       -------           -------
   Total                               $ 5,497           $ 6,393


Research and development activities within the Integra NeuroSciences segment increased $0.4 million for the nine months ended September 30, 2000 to $1.8 million primarily as a result of the NeuroCare acquisition in March 1999. Research and development activities within Integra LifeSciences segment decreased $1.3 million to $3.7 million for the nine months ended September 30, 2000 primarily because of the elimination of research programs that were ongoing in the first quarter of 1999, reduced headcount, a reduction in spending in the DePuy cartilage program, and the completion in late 1999 of the majority of the activities associated with post approval study for the INTEGRA(R) Dermal Regeneration Template.

Selling and marketing expenses were as follows (in thousands):

                                           Nine Months Ended
                                             September 30,
                                        2000               1999
                                        ----               ----
Integra NeuroSciences                  $ 8,906           $ 4,015
Integra LifeSciences                     1,950             2,868
                                       -------           -------
   Total                               $10,856           $ 6,883

Integra NeuroSciences selling and marketing expenses increased by $4.9 million to $8.9 million for the nine months ended September 30, 2000 due to the expansion of the direct sales force to over 40 field personnel in 2000, increased sales commissions incurred on higher sales, higher tradeshow costs in 2000 and costs associated with the Company's new distribution center. Sales and marketing expenses in the first quarter of 1999 before the NeuroCare acquisition were minimal. The decrease of $0.9 million in Integra LifeSciences selling and marketing expenses to $2.0 million for the nine months ended September 30, 2000 is the result of lower costs associated with the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon in June 1999 under the Ethicon Agreement, offset by higher costs associated with the Company's new distribution center, and sales and marketing expenses associated with the acquired cryosurgery product line.

General and administrative expenses were as follows (in thousands):

                                           Nine Months Ended
                                             September 30,

                                         2000               1999
                                         ----               ----
Integra NeuroSciences                  $ 3,657           $ 3,513
Integra LifeSciences                     2,456             1,794
Corporate                                4,717             4,464
                                       -------           -------
   Total                               $10,830           $ 9,771

                                       15

Integra NeuroSciences general and administrative expenses increased $0.1 million to $3.7 million for the nine months ended September 30, 2000. This increase relates primarily to general and administrative costs associated with acquired facilities and a $0.2 million provision for uncollectible accounts recorded in 2000. Offsetting this increase were $1.0 million of severance costs incurred in the nine months ended September 30, 1999 in connection with the closure of an administrative facility in Wisconsin that was acquired in the NeuroCare acquisition. General and administrative expenses in the Integra LifeSciences segment increased $0.7 million to $2.5 million for the nine months ended September 30, 2000 primarily due to additional headcount. The increase of $0.3 million in corporate general and administrative expenses to $4.7 million for the nine months ended September 30, 2000 is primarily due to additional headcount.

The $1.4 million increase in amortization and other depreciation (excluding $1.3 million and $0.9 million of depreciation included in cost of sales for the nine months ended September 30, 2000 and 1999, respectively) to $2.6 million in 2000 was the result of $1.3 million of additional amortization and $0.1 million of additional depreciation. Increased amortization relates primarily to acquisitions.

Interest expense increased $0.5 million for the nine months ended September 30, 2000 to $0.9 million as a result of interest incurred on the $2.8 million note payable to the seller of the CNS business acquired in January 2000, three full quarters of interest expense in 2000 on debt assumed in the NeuroCare acquisition, and increased average bank borrowings in 2000 as compared to the comparable period in 1999. Interest income decreased because of lower average cash and investment balances outstanding during the nine months ended September 30, 2000, as compared to the comparable period in 1999.

For the nine months ended September 30, 2000 and 1999, the Company recorded a gain of $1.1 million and $4.2 million, respectively, in connection with the sale of product lines.

Income tax expense increased to $0.3 million for the nine months ended September 30, 2000, as compared to an income tax benefit of $1.3 million recorded for the nine months ended September 30, 1999. This net $1.3 million tax benefit related to $1.8 million of deferred tax benefits recognized on the consolidated post-acquisition losses to the extent of the deferred tax liability recorded in the NeuroCare acquisition, offset by a $0.4 million tax provision on the sale of a product line and $0.1 million of state income taxes. Income taxes recorded in the nine months ended September 30, 2000 relate primarily to taxes incurred by a foreign subsidiary and state income taxes.

Liquidity and Capital Resources

Prior to the third quarter of 2000, the Company had incurred losses from operations since its inception and may incur such losses in the future unless product sales and research and collaborative arrangements generate sufficient revenue to fund continuing operations. As of September 30, 2000, the Company had an accumulated deficit of $93.6 million.

The Company has funded its operations to date primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. At September 30, 2000, the Company had cash, cash equivalents and short-term investments of approximately $17.1 million and $13.6 million in short and long-term borrowings. The Company's principal uses of funds during the nine months ended September 30, 2000 were $4.1 million for the acquisition of CNS, $11.6 million for the acquisition of certain product lines from NMT, $2.7 million in purchases of property and equipment, $1.6 million of term loan repayments, and $3.5 million used in operations. Cash used in operations for the nine months ended September 30, 2000 was primarily impacted by increased inventory needs and increased accounts receivable balances generated from higher product sales. This compares to a $1.0 million positive operating cash flow generated in the nine months ended September 30, 1999, which resulted primarily from a $6.2 million increase in deferred revenues, most of which was provided by cash received under the Ethicon Agreement. During the nine months ended September 30, 2000, the Company raised $5.4 million from the sale of Series C Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC, $5.0 million from a private placement of common stock, $2.1 million from the issuance of common stock through exercised stock options and stock purchase warrants, $2.6 million of proceeds from short-term borrowings, and $1.6 million from the sale of product lines.

The Company maintains a term loan and revolving credit facility from Fleet Capital Corporation (collectively, the "Fleet Credit Facility"), which is collateralized by all the assets and ownership interests of various subsidiaries of the Company including Integra NeuroCare LLC, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved.

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

Other Matters

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation --an interpretation of APB Opinion No. 25". ("FIN No. 44"). FIN No. 44 clarifies the application of APB Opinion 25 for certain issues. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have an impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 133 is effective for fiscal years ending after December 15, 2000. The Company does not expect that the adoption of SFAS No. 140 will have any impact on the Company's consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury returned a unanimous verdict for the Company, found that Merck KGaA had infringed and induced the infringement of the Company's patents, and awarded $15,000,000 in damages. On September 29, 2000, the United States District Court for the Southern District of California entered judgment in favor of the Company and against Merck KGaA in the case. In entering the judgment, the court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000. The Company expects that Merck KGaA will appeal various decisions of the Court and request a new trial, a reduction in damages, or a judgment as a matter of law notwithstanding the verdict. No amounts for this favorable verdict have been reflected in the Company's financial statements.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the "Optex Claimants"), each parties to a Letter Agreement (the "Letter Agreement") with Camino NeuroCare, Inc., a wholly-owned subsidiary of the Company ("Camino"), dated as of December 18, 1996, alleged that Camino breached the terms of the Letter Agreement prior to the Company's acquisition of the NeuroCare Group (Camino's prior parent company). In August, 2000, the Company and the Optex Claimants reached an agreement whereby the Company paid the Optex Claimants $250,000 cash and issued 45,000 shares of the Company's common stock, valued at $641,250, in settlement of all claims under the Letter Agreement. Subsequent to the settlement of this matter, the Company received $350,000 from the seller of the NeuroCare Group through assertion of the Company's right of indemnification. The Company did not record any provision for this matter, as liabilities recorded at the time of the Company's acquisition of the NeuroCare Group and the $350,000 indemnification payment were adequate to cover this liability.

Item 2. Changes in Securities and Use of Proceeds

On September 28, 2000, the Company issued and sold 333,334 shares of its common stock at $15.00 per share to ArthroCare Corporation, resulting in aggregate proceeds to the Company of $5,000,000. The proceeds of this transaction are available for general corporate purposes. The shares were issued in a private placement and will become available for sale on the first anniversary of their issuance pursuant to Rule 144 under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number    Description of Exhibit
------    ----------------------

27       Financial Data Schedule

(b) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated September 28, 2000 with respect to the issuance of 333,334 shares of common stock to ArthroCare Corporation through a private placement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTEGRA LIFESCIENCES HOLDINGS CORPORATION

      Date: November 14, 2000         /s/ STUART M. ESSIG
                                      -------------------

                                      Stuart M. Essig
                                      President and Chief Executive Officer

      Date: November 14, 2000         /s/ DAVID B. HOLTZ
                                      ------------------

                                      David B. Holtz
                                      Vice President, Finance and Treasurer

INDEX OF EXHIBITS

Exhibit
Number    Description of Exhibit
------    ----------------------

27       Financial Data Schedule