Form 10-K
period 2000-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2001-04-02
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED COMMISSION FILE NO. 0-26224
                                DECEMBER 31, 2000

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             51-0317849
- -------------------------------                            ---------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

     311C ENTERPRISE DRIVE
    PLAINSBORO, NEW JERSEY                                         08536
- -------------------------------                            ---------------------
    (ADDRESS OF PRINCIPAL                                       (ZIP CODE)
      EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $126 million. (Reference is made to page 28 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of March 23, 2001 was 17,657,155.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 15, 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

The 1999 consolidated financial statements contained in this Annual Report on Form 10-K have been restated solely as a result of the reclassification of redeemable preferred stock from stockholders' equity to an amount outside of stockholders' equity. The effect of this restatement is to reduce stockholders' equity at December 31, 1999 by $10.3 million from the originally reported $38.0 million to a restated $27.7 million. This restatement had no effect on the Company's net loss or net loss per share, total assets or total liabilities.
This restatement also affected stockholders' equity in the consolidated financial statements for each of the quarters in the period March 31, 1999 through September 30, 2000, which will be restated to reclassify the Series B Preferred Stock and Series C Preferred Stock, which was issued in March 2000. For additional information, see Note 2 to the consolidated financial statements.


                                     PART I

ITEM 1. BUSINESS

The  terms  "we",   "our",   "us," "Company"  and  "Integra"  refer  to  Integra
LifeSciences Holdings Corporation and its subsidiaries unless the context suggests otherwise.

Integra develops, manufactures and markets medical devices, implants and biomaterials. Our operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances and distributors.

Integra was founded in 1989 and over the next decade built a product portfolio based on resorbable collagen and a product development platform based on technologies directed toward tissue regeneration. During 1999 and 2000, we expanded into the neurosurgical market, an attractive niche market, through acquisitions and introductions of new products. As a result, our 2000 revenues increased to $71.6 million, compared to $42.9 million in 1999 and $17.6 million in 1998.

In 2000, we sold over 1,000 different products to over 2,000 hospitals and other customers in more than 80 countries. We generate revenues from product sales, strategic alliances and royalties and invested $7.5 million in research and development relating to new products, including those using our biomaterials, peptide chemistry and collagen engineering technologies.

Integra NeuroSciences accounted for 64% of total revenues in 2000. We market these products to neurosurgeons and critical care units, which comprise a focused group of hospital-based practitioners. As a result, we believe we are able to access this market through a cost-effective sales and marketing infrastructure. In the United States, we sell these products through a direct sales force organized into five regions. We employ 44 direct sales personnel called neurospecialists and five regional managers. We also employ seven clinical education specialists who directly educate and train both the neurospecialists and our customers in the use of our products, and a scientific director with a Ph.D in neurosciences. The sales organization has more than doubled in size since the acquisition of the first neurosciences business in early 1999. We believe this expansion allows for smaller, more focused territories, greater participation in trade shows and more extensive marketing efforts. We also sell directly in the United Kingdom, through three neurospecialists. Outside of the United States and the United Kingdom, we sell our products through approximately 80 specialized neurosurgical distributors and dealers.

For the majority of the products we manufacture under Integra LifeSciences, we partner with market leaders, which we believe allows us to achieve our growth objectives cost effectively while enabling us to focus our management efforts on developing new products. These non-neurosurgical products address large, diverse markets, and we believe that they can be more cost effectively promoted through leveraging marketing partners than through developing a sales infrastructure ourselves. Our strategic alliances include Ethicon, Inc., a division of Johnson & Johnson, Sulzer Dental, a division of Sulzer Medica Ltd., the Genetics Institute division of American Home Products Corporation, and Medtronic Sofamor Danek.

STRATEGY

Our goal is to become a leader in the development, manufacture and marketing of medical devices, implants and biomaterials in the markets in which we compete. Our products are principally used in the diagnosis and treatment of spinal and cranial, soft-tissue and orthopedic conditions and we intend to expand our presence in those markets. Key elements of our strategy include the following:

EXPAND OUR NEUROSURGERY MARKET PRESENCE. Through acquisitions and internal growth, we have rapidly grown Integra NeuroSciences into a leading provider of products for the neurosurgery market. We believe there exists additional growth potential in this market through:

     o    increasing market share of existing product lines;

     o    expanding our product portfolio through acquisitions; and

     o    expand our direct distribution into other international markets.

CONTINUE TO DEVELOP NEW AND INNOVATIVE MEDICAL PRODUCTS. As evidenced by our development of INTEGRA(R) Dermal Regeneration Template, Biomend(TM), Biomend(TM) Extend(TM) and DuraGen(R) Dural Graft Matrix, we have a leading proprietary resorbable implant franchise. INTEGRA(R) Dermal Regeneration Template is a proprietary resorbable matrix used to enable the human body to regenerate functional dermal tissue. In 1999, we introduced our DuraGen(R) Dural Graft Matrix to close brain and spine membranes. We are currently developing a variety of innovative neurosurgical and other medical products as well as seeking expanded applications for our existing products.

CONTINUE TO FORM STRATEGIC ALLIANCES FOR INTEGRA LIFESCIENCES PRODUCTS. We have collaborated with leading companies to develop and market the majority of our non-neurosurgical product lines. These products address large and diverse markets which we believe can be more cost effectively accessed through marketing partners than through developing our own sales infrastructure. In 1999, we partnered with Ethicon, Inc. to market our INTEGRA(R) Dermal Regeneration Template and intend to pursue additional strategic alliances selectively.

ADDITIONAL  STRATEGIC  ACQUISITIONS.  Since March 1999 we have  completed  three
acquisitions  in  the  neurosurgical   market.  We  intend  to  seek  additional
acquisitions in this market and in other niche medical technology markets characterized by high margins, fragmented competition and focused target customers.

PRODUCTS

We manufacture and market a broad range of medical products for the diagnosis and treatment of spinal and cranial disorders, soft tissue repair and orthopedic conditions. We are also actively engaged in a variety of research and development programs relating to new products or product enhancements utilizing our tissue regeneration technology. Our principal products and product lines are summarized in the following table.

INTEGRA NEUROSCIENCES

PRODUCT LINES                       APPLICATION                      STATUS

NEURO INTENSIVE CARE UNIT

Camino(R) and Ventrix(R) fiber      For continuous monitoring of     Marketed
  optic-based intracranial          the pressure, oxygen and
  monitoring  systems, LICOX(R)     temperature of the brain
  oxygen monitoring systems,        following injury, and drainage
  Clinical Neuro  Systems(TM)       of excess fluid
  drainage systems and
  cranial access kits

NEURO OPERATING ROOM                Specifically designed for the    Marketed
Heyer-Schulte(R)neurosurgical       management of hydrocephalus,
  shunts                            a chronic condition involving
                                    excess pressure in the brain

DuraGen(R) Dural Graft Matrix       Graft to close brain and         Marketed
  (absorbable collagen-based)       spine membrane

Selector(R) Integra Ultrasonic      Uses ultrasound to ablate        Marketed
  Aspirator                         cancer tumors

Integra Coblation(R) Neurosurgical  Uses radio frequency to ablate   Marketed
  System                            cancer tumors and other tissue
                                    for neurosurgical applications

Redmond(TM)-Ruggles(TM) neuro-      Specialized surgical             Marketed
  surgical and spinal instruments   instruments for use in brain
                                    or spinal surgery

Neuro Navigational(R) flexible      For minimally invasive surgical  Marketed
  endoscopes for neurosurgery       access to the brain

Peripheral nerve conduit            Repair of peripheral nerves      In clinical
                                                                     trials

INTEGRA LIFESCIENCES
                                                                  MARKETING/
PRODUCT LINES                  APPLICATION             STATUS     DEVELOPMENT
                                                                  PARTNER
PRIVATE LABEL PRODUCTS
INTEGRA(R) Dermal              Regenerate dermis and   Marketed   Ethicon, Inc.,
  Regeneration Template        repair skin defects                a division of
                                                                  Johnson &
                                                                  Johnson, and
                                                                  Century
                                                                  Medical, Inc.
                                                                  (Japan)
Dental surgery products:

- - BioMend(TM) and              Used in guided tissue   Marketed   Sulzer Dental,
  Biomend(TM) Extend(TM)       regeneration in                    a division
  Absorbable Collagen          periodontal surgery                of Sulzer
  Membrane                                                        Medica Ltd.

- - CollaCote(R), CollaTape(R)   Used to control         Marketed   Sulzer Dental
  and CollaPlug(R) absorbable  bleeding in
  wound dressings              dental surgery

Infection control products:

- - VitaCuff(R)                  Provides protection     Marketed   Bard Access
                               against infection                  Systems, Inc.,
                               arising from                       Arrow Interna-
                               long-term catheters                tional, Inc.,
                                                                  Tyco Inter-
                                                                  national

- - BioPatch(R)                  Anti-microbial          Marketed   Ethicon, Inc.
                               wound dressing

Orthopedics:

- - Collagen material for use    Fracture management /   Develop-   Genetics
  with bone morphogenetic      enabling spinal fusion    ment     Institute
  protein (rhBMP-2)                                               division of
                                                                  American Home
                                                                  Products,
                                                                  Medtronic
                                                                  Sofamor
                                                                  Danek

- - Tyrosine polycarbonates      Fixation or alignment   Develop-   Bionx
  for fixation devices such    of fractures              ment     Implants, Inc.
  as resorbable screws,
  plates, pins, wedges
  and nails

- - Articular cartilage repair   Regeneration of         Develop-   None
                               joint cartilage           ment

DISTRIBUTED PRODUCTS

Helitene(R) and Helistat(R)    Control of bleeding     Marketed   Various
  absorbable collagen                                             distributors
  hemostatic agents


Sundt(TM) and other            Carotid endarterectomy  Marketed   Various
  hemodynamic shunts           shunts for shunting                distributors
                               blood during surgical
                               procedures involving
                               blood vessels

Spembly Medical                Allows surgeons to use  Marketed   Various
  Cryosurgery products         low temperature to                 distributors
                               more easily extract
                               diseased tissue


INTEGRA NEUROSCIENCES

IN GENERAL

We manufacture and market a multi-line offering of innovative neurosurgical devices used for brain and spine injuries. We intend to be the neurosurgeon's and neuro-intensive care unit's "one-stop shop" for these products. For the intensive care unit, we sell the Camino(R), Ventrix(R) and LICOX(R) lines of intracranial pressure, temperature and oxygen monitoring systems and external drainage systems manufactured under the Camino(R), Heyer-Schulte(R) and Clinical Neuro Systems(TM) brand names. For the operating room, we sell a wide range of products, including Heyer-Schulte(R) cerebrospinal fluid ("CSF") shunting products, the DuraGen(R) Dural Graft Matrix, the Selector(R) Integra Ultrasonic Aspirator, Integra Coblation(R) Neurosurgical Systems, Neuro Navigational(R) endoscopes, and Redmond(TM)-Ruggles(TM) neurosurgical instruments.

INDUSTRY

The neurosurgical device market consists of medical products, implants and instruments used for the diagnosis, treatment and monitoring of chronic diseases and acute injuries involving the brain and spinal chord. These products are primarily used in the operating room and intensive care unit by neurosurgeons and nurses. According to industry sources, the size of the market for our products is approximately $400 million and is expected to grow at annual rate of 6-8%.

Integra NeuroSciences addresses the market need created by trauma cases, hydrocephalus and other conditions of the brain and spine through its established market positions in intracranial monitoring, neurosurgical shunting, dural repair, tumor ablation and specialty neurosurgical instrumentation.

Intracranial monitoring is used by neurosurgeons in diagnosing and treating cases of severe head trauma and other diseases. Integra NeuroSciences currently has more than 3,000 intracranial monitors installed worldwide. There are approximately 400,000 cases of head trauma each year in the United States, of which the portion that requires monitoring and intervention represents a market of approximately $40 million.

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

Based on industry sources, we believe that the total United States market for the management of CSF, including monitoring, shunting and drainage, is approximately $70 million. Of that amount, it is estimated that a little more than half constitutes sales of monitoring products, and the balance constitutes sales of shunts and drains for the management of hydrocephalus.

Our Selector(R) Integra Ultrasonic Aspirator and Integra Coblation(R) products address the market for the surgical destruction and removal of cancer tumors. More than 110,000 metastatic brain tumors are diagnosed annually in the United States. According to the American Cancer Society, brain tumors are the second fastest growing cause of cancer death among people over 65 and are among the most common types of cancer found in children.

Our DuraGen(R) product line addresses the market for dural substitutes, including cranial and spinal procedures.

Integra NeuroSciences' manufacture and production of minimally invasive neuroendoscopy products addresses a market growing rapidly, in part, because of the introduction of new procedures called third ventriculostomies which are increasingly substituting for shunt placement for patients who meet the criteria.

Integra NeuroSciences' Redmond(TM)-Ruggles(TM) line of neurosurgery and spinal instrumentation products, including hand-held spinal and neurosurgery instruments such as retractors, kerrisons, dissectors and curettes, addresses the market for neurosurgical instruments.

PRODUCTS

NEURO INTENSIVE CARE UNIT

THE MONITORING OF BRAIN PARAMETERS. Integra NeuroSciences sells the Camino(R) and Ventrix(R) lines of intracranial pressure monitoring systems, and the LICOX(R) Brain Tissue Oxygen Monitoring System. The Camino(R) and Ventrix(R) systems measure the intracranial pressure of the CSF, and the LICOX(R) system allows for continuous qualitative regional monitoring of dissolved oxygen in body fluids and tissues. Core technologies in the brain parameter monitoring product line include the design and manufacture of the disposable catheters used in the monitoring systems, pressure transducer technology, optical detection/fiber optic transmission technology, sensor characterization and calibration technology and monitor design and manufacture. Integra NeuroSciences distributes the LICOX(R) Brain Tissue Oxygen Monitoring System in the United States and the United Kingdom for GMSmbH ("GMS") of Germany. On March 16, 2001, we signed an agreement to acquire all of the stock of GMS. The acquisition is expected to close in the second quarter of 2001.

EXTERNAL DRAINAGE SYSTEM PRODUCT LINE. Integra NeuroSciences's external drainage systems are manufactured under the Camino(R), Heyer-Shulte(R) and Clinical Neuro Systems(TM) brand names. We manufacture the drainage systems in both Anasco, Puerto Rico and in Exton, Pennsylvania.

NEURO OPERATING ROOM

SHUNTS FOR HYDROCEPHALUS MANAGEMENT. Our line of shunting products for hydrocephalus management includes the Novus(R), LPV(R) and Pudenz(TM) shunts, ventricular, peritoneal and cardiac catheters, physician-specified hydrocephalus management shunt kits, Ommaya(R) CSF reservoirs and Spetzler(R) lumbar and syringo-peritoneal shunts. Shunts are medical devices implanted in the patient to drain excess CSF from the central nervous system into the peritoneal cavity or externally.

DURAGEN(R) PRODUCT LINE. The DuraGen(R) Dural Graft Matrix is a resorbable collagen matrix indicated for the repair of the dura mater. The dura mater is the thick membrane that contains the CSF within the brain and the spine. The dura mater must be penetrated during brain surgery and is often damaged during spinal surgery. In either case, surgeons often close or repair the dura mater with a graft. The graft may consist of other tissue taken from elsewhere in the patient's body, or it may be one of the dural substitute products currently on the market which are made of synthetic materials, processed human cadaver, or bovine pericardium. We believe that each of the prevailing methods for repairing the dura mater suffer from shortcomings addressed by the DuraGen(R) Dural Graft Matrix.

Our DuraGen(R) product has been shown in clinical trials to be an effective means for closing the dura mater without the need for suturing, which allows the neurosurgeon to conclude the operation more efficiently. In addition, because the DuraGen(R) product is ultimately resorbed by the body and replaced with new natural tissue, the patient avoids some of the risks associated with a permanent implant inside the cranium.


SELECTOR(R) INTEGRA ULTRASONIC ASPIRATOR. The Selector(R) Integra Ultrasonic Aspirator uses very high frequency sound waves to pulverize cancer tumors, and allows the surgeon to remove the damaged tumor tissue by aspiration. Unlike other surgical techniques, ultrasonic surgery selectively dissects and fragments soft tissue or calcified hard tissue leaving essential elastic structures such as nerves and blood vessels intact. Ultrasonic aspiration facilitates the ablation of unwanted tissue adjacent or attached to vital structures.

INTEGRA COBLATION(R). Integra NeuroSciences is the exclusive sales and distribution partner for ArthroCare Corporation's Coblation(R) based surgical system for neurosurgery in North America and certain other international markets. ArthroCare's Coblation(R) products allow surgeons to operate with a high level of precision and control, limiting damage to surrounding tissue and thereby potentially reducing pain and speeding recovery for the patient. Coblation(R) products, including the neurosurgery system that we distribute, operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to remove, shrink or sculpt soft tissue and to seal bleeding vessels. ArthroCare's soft-tissue surgery systems consist of a controller unit and an assortment of disposable devices that are specialized for specific types of surgery. We are working with ArthroCare to develop handpieces and other accessories particularly for the neurosurgical application.

REDMOND(TM)-RUGGLES(TM) PRODUCT LINE. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments sold under the Redmond(TM) and Ruggles(TM) brand names. These products include retractors, kerrisons, dissectors and curettes. Major product segments include spinal instruments, microsurgical neuro instruments, and products customized by Integra NeuroSciences and sold through other companies and distributors. Most of these products are manufactured to Integra's specifications by specialty surgical steel fabricators in Germany.

NEURO NAVIGATIONAL(R) ENDOSCOPE PRODUCT LINE. We manufacture and sell disposable minimally invasive neuroendoscopy products under the Neuro Navigational(R) brand name. These fiber optic instruments are used to facilitate minimally invasive neurosurgery.

PERIPHERAL NERVE CONDUIT PRODUCT LINE. Although peripheral nerves are one of the few tissues of the body that spontaneously regenerate, in the majority of cases they fail to make useful, functional connections. Consequently, peripheral nerve injuries often result in permanent loss of sensation and motor control. The conventional method of treatment for a severed peripheral nerve is microsurgical repair or nerve grafts. Our peripheral nerve regeneration device is a collagen matrix tube designed to facilitate regeneration of the severed nerve and to act as a bridge between the severed nerve ends. The collagen conduit supports nerve regeneration and is then absorbed into the body. Our pre-clinical studies have demonstrated the closure of 5-cm gaps in peripheral nerves in non-human primates with restored nerve function. Our proprietary resorbable conduit for regenerating and reconnecting peripheral nerves has entered clinical trials in Europe.


INTEGRA LIFESCIENCES

IN GENERAL

The Integra LifeSciences Division develops and manufactures tissue regeneration products and surgical products that are primarily sold outside of neurosurgery and neurotrauma. Many of the current products of Integra LifeSciences are built on our expertise in resorbable collagen products. Integra LifeSciences's research and development programs are generally constructed around strategic alliances with leading medical device companies.


PRODUCTS

PRIVATE LABEL PRODUCTS

INTEGRA(R) DERMAL REGENERATION TEMPLATE. INTEGRA(R) Dermal Regeneration Template is designed to enable the human body to regenerate functional dermal tissue. Human skin consists of the epidermis and the dermis. The epidermis is the thin, outer layer that serves as a protective seal for the body, and the dermis is the thicker layer underneath that provides structural strength and flexibility and supports the viability of the epidermis through a vascular network. The body normally responds to severe damage to the dermis by producing scar tissue in the wound area. This scar tissue is accompanied by contraction that pulls the edges of the wound closer which, while closing the wound, often permanently reduces flexibility. In severe cases, this contraction leads to a reduction in the range of motion for the patient, who subsequently requires extensive physical rehabilitation or reconstructive surgery. Physicians treating severe wounds, such as full-thickness burns, seek to minimize scarring and contraction.

INTEGRA(R) Dermal Regeneration Template was designed to minimize scar formation and wound contracture in full thickness skin defects. INTEGRA(R) Dermal Regeneration Template consists of two layers, a thin collagen-glycosaminoglycan sponge and a silicone membrane. The product is applied with the sponge layer in contact with the excised wound. The sponge material serves as a template for the growth of new functional dermal tissue. The outer membrane layer acts as a temporary substitute for the epidermis to control water vapor transmission, prevent re-injury and minimize bacterial contamination.

INTEGRA(R) Dermal Regeneration Template is marketed and sold, except in Japan, by Ethicon. INTEGRA(R) Dermal Regeneration Template was approved by the FDA under a premarket approval application ("PMA") for the post-excisional treatment of life-threatening full-thickness or deep partial-thickness thermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient.

We estimate that the worldwide market for use of skin replacement products (such as INTEGRA(R) Dermal Regeneration Template) in the treatment of severe burns is approximately $75 million. However, the potential market for the use of INTEGRA(R) Dermal Regeneration Template for reconstructive surgery and the treatment of chronic wounds is much larger, which we estimate to be in excess of $1 billion. In June 1999, Integra LifeSciences entered into a strategic alliance with Ethicon to distribute INTEGRA(R) Dermal Regeneration Template throughout the world, except Japan. As part of that strategic alliance, Ethicon has agreed to pay for clinical trials to support applications to the FDA for these broader indications. We cannot be certain that such clinical trials will be completed, or that INTEGRA(R) Dermal Regeneration Template will receive the approvals necessary to permit Ethicon to promote it for such indications.

BIOMEND(TM) ABSORBABLE COLLAGEN MEMBRANE. Our BioMend(TM) Absorbable Collagen Membrane is used for guided tissue regeneration in periodontal surgery. The BioMend(TM) membrane is inserted between the gum and the tooth after surgical treatment of periodontal disease, preventing the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. The BioMend(TM) product is intended to be absorbed after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. BioMend(R) Extend(TM), which was launched in 1999, has the same indication for use as BioMend(R), except that it absorbs in approximately 16 weeks. The BioMend(TM) and BioMend(TM) Extend(TM) Absorbable Collagen Membrane is sold through the Sulzer Dental division of Sulzer Medica.

COLLAGEN MATRICES FOR USE WITH BONE GROWTH FACTORS. We supply the Genetics Institute division of American Home Products with absorbable collagen sponges for use in developing bone regeneration implants. Since 1994, we have supplied absorbable collagen sponges for use with Genetics Institute's recombinant human bone morphogenic protein-2 (rhBMP-2). Recombinant human BMP-2 is a manufactured version of human protein naturally present in very small quantities in the body. Genetics Institute is developing rhBMP-2 for clinical evaluation in several areas of bone repair and augmentation and, in February 2001, filed a PMA with the United States Food and Drug Administration seeking approval for its rhBMP-2 on an absorbable collagen sponge matrix for use in the treatment of acute long-bone fractures requiring open surgical management. Spine applications are being developed through a related collaboration with Medtronic Sofamor Danek in North America.

TYROSINE POLYCARBONATES FOR ORTHOPEDIC IMPLANTS. We are continuing to develop additional biomaterial technologies that enhance the rate and quality of healing and tissue regeneration with synthetic biodegradable scaffolds that support cell attachment and growth. We are developing a new class of resorbable polycarbonates created through the polymerization of tyrosine, a naturally occurring amino acid. A well-defined and commercially scaleable manufacturing process prepares these materials. Device fabrication by traditional techniques such as compression molding and extrusion is readily achieved. We believe that this new biomaterial will be useful in promoting full bone healing when implanted in damaged sites. This material is currently being developed for orthopedic and tissue engineering applications where strength and bone compatibility are critical issues for success of healing. We have entered into an agreement to supply the material to Bionx Implants, Inc. for specified orthopedic implants. No medical device containing the material has yet been approved for sale. A supply agreement with the Linvatec division of CONMED Corporation for the development of specified orthopedic implants using tyrosine polycarbonates was terminated in October 2000.


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

The product under development would use our proprietary peptide technology to encourage cells to grow into the template once implanted into the patient. Our peptide portfolio includes bioactive agents designed to mimic natural proteins to promote cell adhesion, cell survival and other important cellular functions. Our product would employ proprietary designs based on multiple layers of collagen material of varying but tightly controlled densities and pore sizes to provide a scaffold for cell proliferation and cartilage formation. Simultaneously it would prevent the in-growth of unwanted cells that could lead to scar tissue formation. We anticipate that the device will be absorbed into the body over a period of several weeks.

An agreement with the DePuy division of Johnson & Johnson for the development and marketing of a new product to regenerate joint cartilage was terminated in February 2001.

OTHER SURGICAL PRODUCTS. Other current products of Integra LifeSciences include the VitaCuff(R)catheter access infection control device (sold to Bard Access Systems, Inc., Arrow International, Inc. and Tyco International Ltd.), the BioPatch(R)anti-microbial wound dressing (sold to Ethicon, Inc.), and a wide range of resorbable collagen products for hemostasis (sold to Sulzer Dental for use in periodontal surgery, and to Baxter International and other distributors under the Helistat(R)and Helitene(R)Absorbable Collagen Hemostatic Agent brand names).

Our Sundt(TM) and other carotid endarterectomy shunts are used to divert blood to vital organs (such as the brain) during carotid artery surgical procedures.

Finally, our Spembly Medical cryosurgery products allow surgeons to use low temperatures to extract diseased tissue more easily.


STRATEGIC ALLIANCES

We use distribution alliances to market the majority of our Integra LifeSciences products. We have also entered into collaborative agreements relating to research and development programs involving our technology. These arrangements are described below.


ETHICON. In June 1999, we entered into a strategic alliance with Ethicon to distribute INTEGRA (R) Dermal Regeneration Template throughout the world, except in Japan. Ethicon is responsible for marketing and selling the product, has agreed to make significant minimum product purchases, and will provide $2 million annual funding for research, development and certain clinical trials for the first five years of the alliance and thereafter based on a percentage of net sales. In addition, Ethicon is obligated to make contingent payments to Integra LifeSciences in the event of certain clinical developments and to assist in the expansion of our manufacturing capacity as we achieve certain sales targets. Under the agreement, we are obligated to manufacture the product and are responsible for continued research and development. The initial term of the agreement is ten years, and Ethicon may at its option extend the agreement for an additional ten years. Ethicon may terminate the agreement with notice prior to the end of the initial term. Depending upon the reasons for any such termination, Ethicon may be obligated to make significant payments to us.

CENTURY  MEDICAL,  INC. In 1997,  we signed an exclusive  importation  and sales agreement for INTEGRA(R)Dermal Regeneration Template in Japan with Century Medical Inc., a subsidiary of ITOCHU Corporation. Under this agreement, Century Medical, Inc. is conducting a clinical trial in Japan at its own expense to obtain Japanese regulatory approvals for the sale of INTEGRA(R)Dermal Regeneration Template in Japan.

OTHER ORTHOPEDICS. In addition to the cartilage program, Integra LifeSciences has several other programs oriented toward the orthopedic market. These programs include an alliance with Genetics Institute for the development of collagen matrices to be used in conjunction with Genetics Institute's recombinant human bone morphogenetic protein-2 ("rhBMP-2"). If approved, rhBMP-2 is expected to be used in conjunction with our matrices to regenerate bone. Genetics Institute is developing products based on rhBMP-2 for applications in orthopedics, oral and maxillofacial surgery and spine surgery. Spine applications are being developed through a related collaboration with Medtronic Sofamor Danek in North America.

In September 1998, we announced a strategic alliance with Bionx Implants, Inc. ("Bionx") for developing fixation devices using Integra's polymer technology. Under the agreement with Bionx, Bionx has responsibility for clinical trials and any necessary regulatory filings. Products covered under the agreement with Bionx include a resorbable line of screws, plates, pins, wedges and nails used for the fixation and/or alignment of fractures or osteotomies in all areas of the musculoskeletal system except in the spine and cranium.

SULZER DENTAL. Sulzer Medica Ltd.'s dental division, Sulzer Dental, has marketed
and  sold  BioMend(TM)  since  1995,   BioMend(TM)  Extend(TM)  since  1999  and
CollaCote(R), CollaPlug(R) and CollaTape(R) since 1992.


RESEARCH STRATEGY

We have either acquired or secured the proprietary rights to several important technological and scientific platforms, including collagen matrix technology, peptide technology, biomaterials technology, and expertise in fiber optics. These technologies provide support for our critical applications in neurosciences and tissue regeneration, and additional opportunities for generating near-term and long-term revenues from medical applications. We have been able to identify and bring together critical platform technology components from which we work to develop solutions for both tissue regeneration and neurosciences. These efforts have led to the successful development of new products, such as the DuraGen(R) product.

We spent approximately $7.5 million, $8.9 million, and $8.4 million during fiscal years 2000, 1999, and 1998, respectively, on research and development activities. Research and development activities funded by government grants and contract development revenues amounted to $2.8 million, $1.6 million, and $1.8 million during fiscal years 2000, 1999, and 1998, respectively.


GOVERNMENT REGULATION

As a manufacturer of medical devices, we are subject to extensive regulation by the FDA and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of such devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. We believe that we are in substantial compliance with these governmental regulations.

From time to time, we have recalled certain of our products. To date, no such recall has had a material adverse effect on the company, but we cannot assure that a future recall would not have such an effect.

Our medical devices introduced in the United States market are required by the FDA, as a condition of marketing, to secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, an approved Premarket Approval ( "PMA") application or a supplemental PMA. Alternatively, we may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a PMA or supplemental PMA, can take up to several years and can involve preclinical studies and clinical testing. In order to perform clinical testing in the United States on an unapproved product, we are also required to obtain an Investigational Device Exemption (IDE) from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA supplement or a 510(k) Premarket Notification clearance, prior to marketing products that are modifications of existing products or new indications for existing products. While the FDA Modernization Act of 1997, when fully implemented, is expected to inject more predictability into the product review process, streamline post-market surveillance, and promote the global harmonization of regulatory procedures, the process of obtaining such clearances can be onerous and costly.

We cannot assure that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, such approvals could have a material adverse effect on the our business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, these changes might have on its business. However, the changes could have a material impact on the our business.

We are also required to register with the FDA as a device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA's QSR requirements and other regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Such actions could have a material impact on our business. Other regulatory agencies may have similar powers.

Medical device laws are also in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and Quality System requirements for some or all of the our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE mark certification. CE Mark certification involves a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe. The Medical Device Directive, the ISO 9000 series of standards, and EN46001 are recognized international quality standards that are designed to ensure we develop and manufacture quality medical devices. Each of our facilities is audited on an annual basis by a recognized Notified Body to verify our compliance with these standards. In 2000, each of our facilities was audited and we have maintained our certification to these standards.

In addition, we are required to notify the FDA if we export to certain countries medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States. We are also required to maintain certain records relating to exports and make the records available to the FDA for inspection, if required.

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


PATENTS AND INTELLECTUAL PROPERTY

We pursue a policy of seeking patent protection of our technology, products and product improvements both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

The Company has the following registered trademarks that are referred to in this document: BioMend(TM) Camino(R), Clinical Neuro Systems(TM), CollaCote(R), CollaPlug(R), CollaTape(R), DuraGen(R), Helistat(R), Extend(TM), Helitene(R), Heyer-Schulte(R), INTEGRA(R) Artificial Skin(R), INTEGRA(R) Dermal Regeneration Template, Neuro Navigational(R), Novus(R), LPV(R), Ommaya(R), Pudenz(TM), Redmond(TM), Ruggles(TM), Selector(R), Spetzler(R), Sundt(TM), , Ventrix(R), and VitaCuff(R) are some of the trademarks of Integra and its subsidiaries. All other brand names, trademarks and service marks appearing in this prospectus are the property of their respective holders.

COMPETITION

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the PS Medical division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Valleylab and Radionics divisions of Tyco International Ltd., and NMT Neurosciences, a division of NMT Medical, Inc. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. In addition, certain companies are known to be competing particularly in the area of skin substitution or regeneration, including Organogenesis and Advanced Tissue Sciences. Finally, in certain cases competition consists primarily of current medical practice, rather than any particular product (such as autograft tissue as a substitute for INTEGRA(R)Dermal Regeneration Template). Depending on the product line, we compete on the basis of our products' features, strength of our sales organization or marketing partner, sophistication of our technology, and cost effectiveness of our solution to the customer's medical requirements.

EMPLOYEES

At December 31, 2000, we had approximately 515 permanent employees engaged in production and production support (including engineering, and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales/marketing, distribution, and administration and finance. None of our current employees are subject to a collective bargaining agreement.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Integra, including, among other things:

     o general economic and business conditions, both nationally and in our international markets;

     o    our   expectations   and   estimates   concerning   future   financial
          performance,   financing  plans  and  the  impact  of  competition;

     o    anticipated trends in our business;

     o    existing and future regulations affecting our business;

     o    our ability to obtain  additional  debt and equity  financing  to fund
          capital    expenditures   and   working   capital   requirements   and
          acquisitions;

     o    our  ability  to  complete   acquisitions  and  integrate   operations
          post-acquisition;  and

     o other risk factors described in the section entitled "Risk Factors" in this prospectus.

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this prospectus.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                  RISK FACTORS

The Company believes that the following important factors, among others, have affected, and in the future could affect, the Company's business, financial condition, and results of operations and could cause the Company's future results to differ materially from its historical results and those expressed in any forward-looking statements made by the Company. Such factors are not meant to represent an exhaustive list of the risks and uncertainties associated with the Company's business. These factors as well as other factors may affect the Company's future results and the Company's stock price, particularly on a quarterly basis.

WE MAY BE UNABLE TO RAISE ADDITIONAL FINANCING NECESSARY TO CONDUCT OUR BUSINESS, MAKE PAYMENTS WHEN DUE OR REFINANCE OUR DEBT.

We may need to raise additional funds in the future in order to implement our business plan, to make scheduled principal and interest payments, to refinance our debt, to conduct research and development, to fund marketing programs or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and these securities may have rights senior to those of the holders of our preferred or common stock. If we cannot obtain additional financing when required on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures.

WHILE OUR CURRENT CAPITAL REQUIREMENTS DO NOT INCLUDE A SIGNIFICANT INCREASE IN OUR DEBT LEVELS, WERE CIRCUMSTANCES TO ARISE THAT REQUIRE US TO INCUR MORE DEBT, WE WOULD BE LIMITED BY THE PROVISIONS OF OUR CURRENT DEBT INSTRUMENTS FROM INCURRING SUCH INDEBTEDNESS.

Historically, the cash we generate from our operating activities, new equity investments and borrowings has been sufficient to meet our requirements for debt service, working capital, capital expenditures, and investments in and advance to our affiliates, and we have depended on getting additional borrowings to meet our liquidity requirements. Although in the past we have been able both to refinance our debt and to obtain new debt, there can be no guarantee that we will be able to continue to do so in the future or that the cost to us or the other terms which would affect us would be as favorable to us as our current loans and credit agreements. We believe that our business will continue to generate cash and that we will be able to obtain new loans to meet our cash needs. However, the covenants in the credit agreements for our current debt limit our ability to borrow more money.


WE MAY CONTINUE TO INCUR OPERATING LOSSES.

To date, we have experienced significant operating losses in funding the research, development, manufacturing and marketing of our products and may continue to incur operating losses. At December 31, 2000, we had an accumulated deficit of $105.7 million. Our ability to achieve profitability depends in part upon our ability, either independently or in collaboration with others, to successfully manufacture and market our products and services. We cannot assure you that we can sustain profitability on an ongoing basis.

OUR OPERATING RESULTS MAY FLUCTUATE FROM TIME TO TIME, WHICH COULD AFFECT THE VALUE OF YOUR SHARES.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

     o    the impact of acquisitions;

     o    the timing of significant customer orders;

     o market acceptance of our existing products, as well as products in development;

     o    the timing of regulatory approvals;

     o the timing of payments received and the recognition of such payments as revenue under collaborative arrangements and strategic alliances;

     o    our ability to manufacture our products efficiently; and

     o    the timing of our research and development expenditures.

THE INDUSTRY AND MARKET SEGMENTS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES.

In  general,  the  medical  technology  industry  is  characterized  by  intense
competition.   We  compete  with  established   medical  technology   companies.
Competition  also  comes  from  early  stage  companies  that  have  alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

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

OUR CURRENT STRATEGY INVOLVES GROWTH THROUGH ACQUISITIONS, WHICH REQUIRES US TO INCUR SUBSTANTIAL COSTS AND POTENTIAL LIABILITIES FOR WHICH WE MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

In addition to internal growth, our current strategy involves growth through acquisitions. We cannot assure you that we will be able to continue to implement our growth strategy, or that this strategy will ultimately be successful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions. Acquisitions by us may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must be able to integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to further develop our resources to adapt to the particulars of such new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately our profitability would suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses. Future acquisitions may also result in potentially dilutive issuances of equity securities.

TO MARKET OUR PRODUCTS UNDER DEVELOPMENT WE WILL FIRST NEED TO OBTAIN REGULATORY APPROVAL. FURTHER, IF WE FAIL TO COMPLY WITH THE EXTENSIVE GOVERNMENTAL REGULATIONS THAT AFFECT OUR BUSINESS, WE COULD BE SUBJECT TO PENALTIES AND COULD BE PRECLUDED FROM MARKETING OUR PRODUCTS.

Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The U.S. Food and Drug Administration ("FDA") and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we, or a third party manufacturer, change our approved manufacturing process, the FDA may require a new approval before that process could be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA.

Our products under development are subject to approval by the FDA prior to marketing for commercial use. The process of obtaining necessary FDA approvals can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. To gain approval for the use of a product for clinical indications other than those for which the product was initially evaluated or for significant changes to the product, further studies, including clinical trials and FDA approvals, are required. In addition, for products with an approved pre-market approval ("PMA") application, the FDA requires postapproval reporting and may require postapproval surveillance programs to monitor the product's safety and effectiveness. Results of post approval programs may limit or expand the further marketing of the product.

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

Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country. Failure to comply with applicable federal, state and foreign medical device laws and regulations would result in fines or other censures or preclude our ability to market products. Because more than 20% of our product sales are derived from international sales, any delay or withdrawal of approval or change in international regulations could have an adverse effect on our revenues and profitability.

CERTAIN OF OUR PRODUCTS CONTAIN MATERIALS DERIVED FROM ANIMAL SOURCES, AND MAY AS A RESULT BECOME SUBJECT TO ADDITIONAL REGULATION.

Certain of our products, including the DuraGen(R) Dural Graft Matrix and the INTEGRA(R) Dermal Regeneration Template, contain material derived from animal tissue. Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities, who are concerned about the potential for the transmission of disease from animals to humans via such materials. This public scrutiny has been particularly acute in Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as "BSE" or "mad cow disease," may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure.

We take great care to provide that our products are safe, and free of agents that can cause disease. In particular, the collagen used in the manufacture of our products is derived only from the Achilles tendon of cattle from the United States, where no cases of BSE have been reported. Scientists and regulatory authorities classify Achilles tendon as having a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion) compared with other parts of the body. Additionally, we use processes in the manufacturing of our products that are believed to inactivate prions.

Notwithstanding the foregoing, products that contain materials derived from animals, including our products, may become subject to additional regulation and have been banned in certain countries because of concern over the potential for prion transmission. There can be no assurance that new regulation or bans of our products would not have a significant adverse effect on our business.

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

Much of the revenue that we may receive under these collaborations will depend upon our collaborators' ability to successfully introduce, market and sell new products derived from our products. Our success depends in part upon the performance by these collaborators of their responsibilities under these agreements.

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

Finally,   we  have   received  and  may  continue  to  receive   payments  from
collaborators that may not be immediately recognized as revenue and therefore may not contribute to reported profits until further conditions are satisfied.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT PROVIDE MEANINGFUL COMMERCIAL PROTECTION FOR OUR PRODUCTS, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY OR VERY SIMILAR TECHNOLOGY AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

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

OUR COMPETITIVE POSITION IS DEPENDENT IN PART UPON UNPATENTED TRADE SECRETS, WHICH WE MAY NOT BE ABLE TO PROTECT.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that these rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse effect on our revenues and profitability.

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

WE ARE EXPOSED TO A VARIETY OF RISKS RELATING TO OUR INTERNATIONAL SALES AND OPERATIONS, INCLUDING FLUCTUATIONS IN EXCHANGE RATES, COMMERCIAL UNAVAILABILITY OF, AND/OR GOVERNMENTAL RESTRICTIONS ON ACCESS TO, FOREIGN EXCHANGE AND DELAYS IN COLLECTION OF ACCOUNTS RECEIVABLE.

We generate significant sales outside the United States, a substantial portion of which are conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which such customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Because we have operations based in Andover, England and we generate certain revenues and incur certain operating expenses in British pounds sterling and the Euro, we will experience currency exchange risk with respect to such British pounds sterling and Euro denominated revenues or expenses.

CHANGES IN THE HEALTH CARE INDUSTRY MAY REQUIRE US TO DECREASE THE SELLING PRICE FOR OUR PRODUCTS OR COULD RESULT IN A REDUCTION IN THE SIZE OF THE MARKET FOR OUR PRODUCTS, AND LIMIT THE MEANS BY WHICH WE MAY DISCOUNT OUR PRODUCTS, EACH OF WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE.

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

     o major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;

     o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure;

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

     o there have been initiatives by third party payors to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

In addition, there are laws and regulations that regulate the means by which companies in the health care industry may compete by discounting the prices of their products. Although we exercise care in structuring our customer discount arrangements to comply with such laws and regulations, we cannot assure you that:

     o government officials charged with responsibility for enforcing such laws will not assert that such customer discount arrangements are in violation of such laws or regulations, or

     o    government   regulators  or  courts  will   interpret   such  laws  or
          regulations in a manner consistent with our interpretation.

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

We are subject to regulation under federal and state laws regarding occupational health and safety, laboratory practices, and the use, handling and disposal of toxic or hazardous substances. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with environmental laws and regulations in the future. We may also be subject to other present and possible future local, state, federal and foreign regulations.

THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS.

We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, our President and Chief Executive Officer. If we lose the services of key personnel, that loss could materially harm our business. We maintain "key person" life insurance on Mr. Essig. In addition, recruiting and retaining qualified personnel will be critical to our success. There is a shortage in the industry of qualified management and scientific personnel, and competition for these individuals is intense. We can not assure you that we will be able to attract additional personnel and retain existing personnel.

OUR STOCK PRICE MAY CONTINUE TO BE HIGHLY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM.

The stock market in general, and the stock prices of medical device companies, biotechnology companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of and beyond the control of any specific public companies. The market price of our common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters." Factors that may have a significant impact on the market price of our common stock include:

          o shortfall in our revenues or earnings relative to the levels expected by securities analysts;

          o future announcements concerning us or our competitors, including the announcement of acquisitions;

          o sales of significantamounts of our common stock by institutional holders, employees or other insiders;

          o changes in the prospects of our business partners or suppliers, or in the ability of our suppliers to provide us with essential components;

          o developments regarding our patents or other proprietary rights or those of our competitors;

          o    quality deficiencies in our products;

          o competitive developments, including technological innovations by us or our competitors;

          o government regulation, including the FDA's review of our products and developments;

          o changes in recommendations of securities analysts and rumors that may be circulated about us or our competitors;

          o    public perception of risks associated with our operations;

          o conditions or trends in the medical device and biotechnology industries; and

          o    additions or departures of key personnel.

Any of these factors could immediately, significantly and adversely affect the trading price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund our growth. Accordingly, you will not receive a return on your investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. As a result, you may not be able to resell your shares at or above the price you paid for them.

ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in Plainsboro, New Jersey, San Diego, California, Anasco, Puerto Rico and Andover, England, and we have a National Distribution Center ("NDC") in Cranbury, New Jersey. In addition, we lease several smaller facilities to support additional administrative, assembly, and storage operations. Our total office, manufacturing and research space approximates 180,000 square feet. Our Integra LifeSciences products are manufactured in Plainsboro, Anasco and Andover and distributed through the NDC and the Andover facility. Our Integra NeuroSciences products are manufactured primarily in the Plainsboro, San Diego, Andover and Anasco facilities and are distributed through the NDC and the Andover facility. All of our facilities are leased.

All of our manufacturing and distribution facilities are registered with the FDA. Our facilities are subject to inspection by the FDA to assure compliance with QSR requirements. We believe that our manufacturing facilities are in substantial compliance with QSR, suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. Some capacity of the plants is being converted, with any needed modification, to meet the current and projected requirements of existing and future products.


ITEM 3. LEGAL PROCEEDINGS

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by us that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury returned a unanimous verdict for us finding that Merck KGaA had infringed and induced the infringement of our patents, and awarded $15,000,000 in damages. On September 29, 2000, the United States District Court for the Southern District of California entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the court also granted us pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Various post-trial motions are pending, including requests by Merck KGaA for a new trial or a judgment as a matter of law notwithstanding the verdict, which could have the effect of reducing the judgment or reversing the verdict of the jury. In addition, if we win these post-trial motions, we expect Merck KGaA to appeal various decisions of the Court. No amounts for this favorable verdict have been reflected in our financial statements.

We are also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees or former employees and with respect to our products. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

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


NAME                                 AGE  POSITION

Stuart M. Essig, Ph.D..............   39   President, Chief Executive Officer
                                           and Director

George W. McKinney, III, Ph.D......   57   Executive Vice President, Chief
                                           Operating Officer, Director

John B. Henneman, III..............   39   Senior Vice President, Chief
                                           Administrative Officer and Secretary

Judith E. O'Grady..................   50   Senior Vice President, Regulatory,
                                           Quality Assurance and Clinical
                                           Affairs

Michael D. Pierschbacher, Ph.D.....   49   Senior Vice President Research and
                                           Development, General Manager,
                                           Corporate Research Center

David B. Holtz.....................   34   Senior Vice President, Finance and
                                           Treasurer


STUART M. ESSIG, PH.D. has served as President and Chief Executive Officer and a director of Integra since December 1997. Before joining Integra, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an MBA and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business. Mr. Essig also serves on the Board of Directors of Vital Signs Incorporated and St. Jude Medical Corporation.

GEORGE W. MCKINNEY, III, PH.D. has served Integra as Executive Vice President and Chief Operating Officer since May 1997 and as a member of the Board of Directors since December 1992. Between 1997 and 1999 Dr. McKinney also served as Vice Chairman. Between 1990 and 1997, Dr. McKinney was Managing Director of Beacon Venture Management Corporation, a venture capital firm. Between 1992 and 1997, Dr. McKinney also served as President and Chief Executive Officer of Gel Sciences, Inc. and GelMed, Inc., a privately held specialty materials firm with development programs in both the industrial and medical products fields. Before 1990, Dr. McKinney held other positions in the venture capital industry, was President and Chief Executive Officer of American Superconductor, Inc., and served in various manufacturing, engineering and financial positions at Corning, Inc. Dr. McKinney holds a B.S. in

Management from MIT and a Ph.D. in Strategic Planning from Stanford University School of Business. Dr. McKinney announced in February 2001 that he will step down as Executive Vice President and Chief Operating Officer when his employment agreement expires on December 31, 2001. Dr. McKinney plans to be available as a consultant to the Company through June 30, 2002.

JOHN B. HENNEMAN, III is Integra's Senior Vice President, Chief Administrative Officer and Secretary, and is responsible for the law department, business development, human resources and investor relations. Mr. Henneman was our General Counsel from September 1998 until September 2000. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and from December 1997 to August 1998 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. In March 1999, Neuromedical Systems, Inc. filed a petition under Chapter 11 of the federal bankruptcy laws. Mr. Henneman practiced law in the Corporate Department of Latham & Watkins (Chicago, Illinois) from 1986 to 1994. Mr. Henneman received his A.B. (Politics) from Princeton University in 1983, and his J.D. from the University of Michigan Law School in 1986.

JUDITH E. O'GRADY, Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Research, has served Integra since 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining Integra, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career she has held positions with Surgikos, a Johnson & Johnson company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady led the team that obtained the FDA approval for INTEGRA(R)Dermal Regeneration Template, the first regenerative product approved by the FDA, and has led teams responsible for more than 100 510(K) clearances. She received her BS degree from Marquette University and MSN in Nursing from Boston University.

MICHAEL D. PIERSCHBACHER, PH.D. joined Integra in October 1995 as Senior Vice President, Research and Development. In May 1998 he was named Senior Vice President and Director of the Corporate Research Center. From June 1987 to September 1995, Dr. Pierschbacher served as Senior Vice President and Scientific Director of Telios Pharmaceuticals, Inc., ("Telios") which was acquired by us in connection with the reorganization of Telios under Chapter 11 of the federal bankruptcy code. He was a co-founder of Telios in May 1987 and is the co-discoverer and developer of Telios' matrix peptide technology. Before joining Telios as a full-time employee in October 1988, he was a staff scientist at the Burnham Institute for five years and remained on staff there in an adjunct capacity until the end of 1997. He received his post-doctoral training at Scripps Clinical and Research Foundation and at the Burnham Institute. Dr. Pierschbacher received his Ph.D. in Biochemistry from the University of Missouri.

DAVID B. HOLTZ joined Integra as Controller in 1993 and has served as Vice President, Finance and Treasurer since March 1997 and was promoted to Senior Vice President, Finance and Treasurer in February 2001. His responsibilities include managing all accounting and information systems functions. Before joining Integra, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University in 1989 and has been certified as a public accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market under the symbol "IART". The following table represents the high and low sales prices for the Company's Common Stock for each quarter for the last two years.

                                     HIGH           LOW

                  2000

             Fourth Quarter         $16.125        $9.688
             Third Quarter          $15.000        $9.438
             Second Quarter         $12.625        $6.688
             First Quarter          $19.875        $5.875

                  1999

             Fourth Quarter         $6.4688        $5.375
             Third Quarter          $10.375        $5.625
             Second Quarter         $7.000         $3.875
             First Quarter          $5.1875        $3.000

The closing price for the Common Stock on March 23, 2001 was $12.25. For purposes of calculating the aggregate market value of the shares of voting stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company. Further information concerning ownership of the Company's voting stock by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The Company does not currently pay any cash dividends on its Common Stock and does not anticipate paying as such dividends in the foreseeable future.

The number of stockholders of record as of March 23, 2001 was approximately 825, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 5,200.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2000. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                    2000          1999          1998          1997          1996
                                                                  --------      --------      --------      --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data (1):
Product sales .................................................   $ 64,987      $ 40,047      $ 14,182      $ 14,103      $ 11,300
Other revenue .................................................      6,662         2,829         3,379           745         1,938
                                                                  --------      --------      --------      --------      --------
   Total revenue ..............................................     71,649        42,876        17,561        14,848        13,238
Cost of product sales .........................................     29,511        22,678         7,580         7,184         6,808
Research and development ......................................      7,524         8,893         8,424         6,406         6,294
Selling and marketing .........................................     15,371         9,487         5,901         5,405         4,263
General and administrative (2) ................................     28,483        13,324         9,787        14,764         5,320
Amortization ..................................................      2,481           874            49            --            --
                                                                  --------      --------      --------      --------      --------
   Total costs and expenses ...................................     83,370        55,256        31,741        33,759        22,685
Operating loss ................................................    (11,721)      (12,380)      (14,180)      (18,911)       (9,447)
Interest income (expense), net ................................       (473)          294         1,250         1,771         1,799
Gain on disposition of product line ...........................      1,146         4,161            --            --            --
Other income ..................................................        201           141           588           176           120
                                                                  --------      --------      --------      --------      --------
Net loss before income taxes ..................................    (10,847)       (7,784)      (12,342)      (16,964)       (7,528)
Income tax expense (benefit) (3) ..............................        108        (1,818)           --            --            --
                                                                  --------      --------      --------      --------      --------

Net loss before cumulative effect of accounting change ........    (10,955)       (5,966)      (12,342)      (16,964)       (7,528)

Cumulative effect of accounting change (4) ....................       (470)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
Net loss ......................................................   $(11,425)     $ (5,966)     $(12,342)     $(16,964)     $ (7,528)
                                                                  ========      ========      ========      ========      ========

Basic and diluted net loss per share before cumulative
     effect of accounting change ..............................   $  (0.95)     $  (0.40)     $  (0.77)     $  (1.15)     $   (.54)
Accounting change .............................................   $  (0.03)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
Basic and diluted net loss per share ..........................   $  (0.98)     $  (0.40)     $  (0.77)     $  (1.15)     $   (.54)
                                                                  ========      ========      ========      ========      ========
Weighted average common shares outstanding ....................     17,553        16,802        16,139        14,810        14,057
                                                                  ========      ========      ========      ========      ========

Pro Forma Data (5):
Total revenue .................................................   $ 71,649      $ 42,974      $ 16,993      $ 14,848      $ 13,238
Net loss ......................................................    (10,955)       (5,868)      (12,910)      (16,964)       (7,528)
Basic and diluted net loss per share ..........................   $  (0.95)     $  (0.40)     $  (0.80)     $  (1.15)     $   (.54)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                    2000          1999          1998          1997           1996
                                                                  --------      --------      --------      --------      --------
                                                                                RESTATED  (IN THOUSANDS)
Balance Sheet Data (1):
Cash, cash equivalents and short-term
  investments .................................................   $ 15,138      $ 23,612      $ 20,187      $ 26,272      $ 34,276
Working capital ...............................................     25,011        28,014        23,898        29,407        37,936
Total assets ..................................................     86,514        66,253        34,707        38,356        48,741
Long-term debt ................................................      4,592         7,625            --            --            --
Accumulated deficit ...........................................   (105,729)      (94,304)      (88,287)      (75,945)      (58,981)
Redeemable preferred stock ....................................     15,918        10,330            --            --            --
Total stockholders' equity ....................................     37,863        27,659        31,366        35,755        46,384

(1) As the result of the acquisitions of Rystan Company, Inc. ("Rystan") in September 1998, the NeuroCare Group of companies ("NeuroCare") in March 1999 and the acquisition of Clinical Neuro Systems and product lines from NMT Medical, Inc. in 2000, the consolidated financial results and balance sheet data for certain of the periods presented above may not be directly comparable.

(2) General and administrative expense in 2000 included a $13.5 million stock-based compensation charge in connection with the extension of the employment of the Company's President and Chief Executive Officer. General and administrative expense in 1997 included the following two non-cash charges: (a) $1.0 million related to an asset impairment charge; and (b) $5.9 million related to a stock-based signing bonus for the Company's President and Chief Executive Officer.

(3) The 1999 income tax benefit includes a non-cash benefit of $1.8 million resulting from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition. The 2000 and 1999 income tax expense (benefit) includes $0.5 million and $0.6 million, respectively, of benefits associated with the sale of New Jersey state net operating losses.

(4) As the result of the adoption of SEC Staff Accounting Bulletin No. 101 REVENUE RECOGNITION ("SAB 101"), the Company recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue in 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000.

(5) Pro forma data reflects the amounts that would have been reported if SAB 101 had been retroactively applied.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report.

General

Integra develops, manufactures and markets medical devices, implants and biomaterials. Our operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

In 1999, we initiated a repositioning of our business to focus selectively on attractive niche markets. Implementation of this strategy included the purchase of the NeuroCare Group of companies ("NeuroCare") in March 1999 and the execution of an agreement (the "Ethicon Agreement") with Johnson & Johnson Medical (now merged into Ethicon, Inc. ("Ethicon")). The Ethicon Agreement provides Ethicon with exclusive marketing and distribution rights to INTEGRA(R) Dermal Regeneration

Template worldwide, excluding Japan. As a result of these transactions, we formed our Integra NeuroSciences segment and reorganized the remainder of our products into our Integra LifeSciences segment. The Ethicon Agreement allowed the Integra LifeSciences segment to focus on strategic collaborative initiatives. The Integra LifeSciences segment now operates providing innovative products and development activities through strategic alliances with marketing partners and distributors. As a result of these activities, our segment financial results for each of the years 2000, 1999 and 1998 may not be directly comparable.

To date, we have experienced significant operating losses and may continue to incur such losses. As of December 31, 2000 we had an accumulated deficit of $105.7 million.

The Company has restated its 1999 consolidated financial statements to account for a redemption feature included in the Series B Convertible Preferred Stock ("Series B Preferred") issued in March 1999. The carrying value of the Series B Preferred, which was previously presented as a component of stockholders' equity, has been reclassified as redeemable preferred stock, outside of stockholders' equity, at December 31, 1999. The restatement of the 1999 consolidated financial statements had no effect on the Company's net loss, net loss per share, total assets or total liabilities.

The following table sets forth the overall effect of the restatement on the Company's stockholders' equity at December 31, 1999 (in thousands):

     Stockholders' equity prior to the restatement..........    $ 37,989
     Stockholders' equity after the restatement.............    $ 27,659

Recent Acquisitions

On April 6, 2000, we purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. ("NMT") for $11.6 million in cash. The assets acquired included a manufacturing and distribution facility in Andover, England.

On January 17, 2000, we purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. ("CNS") for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. The purchase price of the CNS business consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of the Company's subsidiaries.

On March 29, 1999 we acquired certain assets and stock held by Heyer-Schulte NeuroCare, L.P. and its subsidiaries, Heyer-Schulte NeuroCare, Inc., Camino NeuroCare, Inc. and Neuro Navigational, LLC (collectively, the "NeuroCare Group") through our wholly-owned subsidiaries, NeuroCare Holding Corporation, Integra NeuroCare LLC and Redmond NeuroCare LLC (collectively, "Integra NeuroCare"). The purchase price for the NeuroCare Group consisted of $14.2 million in cash and approximately $11 million of assumed indebtedness under a term loan from Fleet Capital Corporation. The NeuroCare Group's assets include a manufacturing, packaging and distribution facility in San Diego, California and a manufacturing facility in Anasco, Puerto Rico, as well as a corporate headquarters in Pleasant Prairie, Wisconsin, which we closed in the third quarter of 1999.

On September 28, 1998, we acquired Rystan Company, Inc. ("Rystan") for 800,000 shares of common stock of the Company and two warrants each having the right to purchase 150,000 shares of our common stock. The total purchase price was valued at $4.0 million. In January 1999, we subsequently sold a Rystan product line, including the brand name and related production equipment, for $6.4 million in cash and recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. As adjusted for the sale of one of the Rystan product lines in 1999, the allocation of the purchase price of these acquisitions resulted in acquired intangible assets, consisting primarily of completed technology, customer lists and trademarks of approximately $19.8 million, which are being amortized on a straight-line basis over lives ranging from 2 to 15 years, and residual goodwill of approximately $9.1 million, which is being amortized on a straight-line basis over 15 years.



RESULTS OF OPERATIONS

Product Sales and Gross Margins on Product Sales:

                                               2000       1999       1998
                                             -------    -------    -------
     Integra NeuroSciences:
        - Neuro intensive care unit          $23,521    $14,398    $    --
        - Neuro operating room                21,324      8,014         --
                                             -------    -------    -------
     Total product sales                      44,845     22,412         --
     Cost of product sales                    19,198     12,893         --
                                             -------    -------    -------
     Gross margin on product sales            25,647      9,519         --
     Gross margin percentage                      57%        42%        --

     Integra LifeSciences:
        - Private label products             $11,018    $10,226    $11,295
        - Distributed products                 9,124      7,409      2,887
                                             -------    -------    -------
     Total product sales                      20,142     17,635     14,182
     Cost of product sales                    10,313      9,785      7,580
                                             -------    -------    -------
     Gross margin on product sales             9,829      7,850      6,602
     Gross margin percentage                      49%        45%        47%

     Total product sales                     $64,987    $40,047    $14,182
     Consolidated gross margin percentage         55%        43%        47%

2000 COMPARED TO 1999

Total product sales increased $24.9 million, or 62%, in 2000, with sales of product lines acquired in 2000 accounting for $11.2 million, or 28%, of this increase. Sales growth for the year was led by the Integra NeuroSciences division, which reported an increase of $22.4 million, or 100%, from the prior year. Included in this increase was $9.6 million of sales of product lines acquired in 2000. The remainder of this increase is the result of a $5.5 million increase in sales of the DuraGen(R) product, which was launched in the third quarter of 1999, and organic growth in products acquired in the NeuroCare acquisition at the end of the first quarter of 1999. Adjusted gross margin on Integra NeuroSciences' product sales increased 7 percentage points to 58% in 2000 through an improved sales mix of higher margin products, including the DuraGen(R) product and product lines acquired in 2000. The adjusted gross margin excludes fair value inventory purchase accounting adjustments recorded in connection with the acquisitions.

In 2001, product sales in the Integra NeuroSciences division are expected to benefit from a full year of sales of products acquired in 2000 and the recent launch of the LICOX(R) Brain Tissue Oxygen Monitoring System and the TrueTech Tunneling Catheter for intra-cranial pressure monitoring.

Sales in the Integra LifeSciences division increased $2.5 million, or 14%, in 2000, with sales of a distributed product line acquired in 2000 accounting for $1.6 million of this increase. The remainder of this increase relates primarily to higher sales of private label products, with increased sales of orthopedic biomaterials to our strategic partners for use in their clinical trials being slightly offset by lower sales of INTEGRA(R) Dermal Regeneration Template. Sales of INTEGRA(R) Dermal Regeneration Template decreased because of the lower transfer price to Ethicon beginning in the second half of 1999. Adjusted gross margin on Integra LifeSciences' product sales increased from 48% to 49% in 2000. The improvement in gross margins was primarily related to increased capacity utilization and increased sales of higher margin products in 2000, both of which were offset by the lower gross margins on sales of the INTEGRA(R) Dermal Regeneration Template through Ethicon and sales of a lower margin distributed product line acquired in 2000.

Other revenue, which increased $3.9 million to $6.7 million in 2000, consisted of $2.8 million of research and development funding from strategic partners and government grants, $2.3 million of license, distribution, and other event-related revenues from strategic partners and other third parties, and $1.6 million of royalty income.

Research and development expenses were as follows (in thousands):

                                                    2000        1999
                                                   ------      ------

Integra NeuroSciences                              $2,469      $2,080
Integra LifeSciences                                5,055       6,813
                                                   ------      ------
   Total                                           $7,524      $8,893

Research and development expense in the Integra NeuroSciences segment increased in 2000 primarily because there was a full year of research and development activities from the acquired NeuroCare business in 2000. Significant ongoing research and development programs in the Company's Integra NeuroSciences segment include the development of the next generation of intra-cranial monitors and catheters and shunting products and the continuation of clinical trials involving the peripheral nerve guide, a bioabsorbable collagen conduit designed to support guided regeneration of severed nerve tissues.

Research and development activities within the Integra LifeSciences segment decreased in 2000 primarily because of the elimination of several non-core research programs throughout 1999, reductions in headcount in the Company's New Jersey-based research group and reduced spending in the articular cartilage program. Offsetting these decreases were additional research activities related to the INTEGRA(R) Dermal Regeneration Template program that were funded by Ethicon and government grants. The Ethicon Agreement provides the Company with research funding of $2.0 million per year through the year 2004. Significant ongoing research and development programs in the Integra LifeSciences segment include clinical and development activities related to INTEGRA(R) Dermal Regeneration Template, additional applications for the Company's orthopedic technologies, and other activities involving the Company's tissue regeneration technologies.

The future allocation and timing of research and development expenditures between segments and programs will vary depending on various factors, including the timing and outcome of pre-clinical and clinical results, changing competitive conditions, continued program funding levels, potential funding opportunities and determinations with respect to the commercial potential of the Company's technologies.

Selling and marketing expenses were as follows (in thousands):

                                                    2000        1999
                                                   ------      ------
Integra NeuroSciences                              $12,868     $6,244
Integra LifeSciences                                2,503       3,243
                                                   ------      ------
   Total                                           $15,371     $9,487

Integra NeuroSciences selling and marketing expense increased significantly because of a large increase in the direct sales force to over 50 personnel throughout 2000, increased sales from acquired products and organic growth in existing products, and increased tradeshow participation. Through acquisitions and recruiting of experienced personnel, the Integra NeuroSciences division has developed a leading sales and marketing infrastructure to market its products to neurosurgeons and critical care units, which comprise a focused group of hospital-based practitioners. A further increase in Integra NeuroSciences selling and marketing expense is expected in 2001, as continuing costs associated with the larger direct sales force and the national distribution center opened in the second quarter of 2000 impact the full year 2001 results.

The decrease in Integra LifeSciences selling and marketing expenses is primarily the result of the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon in June 1999, offset by costs associated with the opening of our new national distribution center in New Jersey.

General and administrative expenses were as follows (in thousands):

                                                    2000        1999
                                                   ------      ------

Integra NeuroSciences                              $4,981      $4,726
Integra LifeSciences                                3,799       2,433
Corporate                                          19,703       6,165
                                                   ------      ------
   Total                                           $28,483     $13,324

Integra NeuroSciences general and administrative expenses increased in 2000 primarily because of acquisitions and an allowance recorded against a distributor's accounts receivable balance. Offsetting these increases were $1.0 million of severance costs incurred in 1999 in connection with the closure of NeuroCare's corporate headquarters in July 1999. General and administrative expense in the Integra LifeSciences segment increased in 2000 primarily due to additional headcount and acquisitions. The increase in corporate general and administrative in 2000 was almost entirely related to a $13.5 million stock-based compensation charge recorded in connection with the extension of the employment agreement of Integra's President and Chief Executive Officer. A decrease in legal fees associated with the conclusion of the jury trial in the patent infringement lawsuit against Merck KGaA in the first quarter of 2000 was offset by increased corporate headcount.

Net interest expense consisted of interest expense of $1.3 million and interest income of $0.8 million in 2000. In 1999, net interest income consisted of $1.0 million of interest income and $0.7 million of interest expense. Interest expense increased in 2000 consistent with higher average bank loans outstanding during 2000 and interest associated with the note issued to the seller of the CNS business. Interest income decreased in 2000 consistent with lower average cash and marketable securities balances during 2000.

The Company recorded a $1.1 million pre-tax gain on the disposition of two product lines in 2000 and a $4.1 million pre-tax gain on the disposition of a product line in 1999.

The income tax provision of $0.1 million recorded in 2000 consists of $0.6 million of income tax expense, which was offset by a $0.5 million benefit from the sale of New Jersey state net operating losses ("NOL's") under a state sponsored program. The income tax benefit of $1.8 million recorded in 1999 consists of a $1.8 million non-cash benefit resulting from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition. A tax benefit of $0.6 million associated with the sale of New Jersey state net operating losses was offset by $0.6 million of income tax expense.

The reported net loss for the year ended December 31, 2000 was $11.4 million, or $0.97 per share. The reported net loss per share includes $1.5 million of preferred stock dividends and a $4.2 million beneficial conversion feature associated with the issuance of convertible preferred stock and warrants in March 2000, which is treated as a non-cash dividend in computing per share earnings. The beneficial conversion dividend is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the convertible preferred stock, after taking into account the value assigned to the common stock warrants. Included in the reported net loss of $11.4 million was a $1.1 million gain on the sale of product lines, the $13.5 million stock-based compensation charge, a $0.5 million cumulative effect of an accounting change and $0.4 million of fair value inventory purchase accounting adjustments. Excluding these items, the Company would have reported net income of $1.8 million. Excluding these items and the $4.2 million beneficial conversion feature recorded on the convertible preferred stock, the Company would have reported net income of $0.02 per share for the year ended December 31, 2000.

The reported net loss for the year ended December 31, 1999 was $6.0 million, or $0.40 per share. The reported net loss per share includes $0.8 million of preferred stock dividends. Included in the reported net loss of $6.0 million was a $3.7 million gain (net of tax) on the sale of a product line and a $1.8 million tax benefit related to the NeuroCare acquisition, $2.5 million of fair value inventory purchase accounting adjustments and $1.0 million of severance costs associated with the NeuroCare acquisition. Excluding these items, the Company would have reported a net loss of $8.0 million, or $0.52 per share.

Excluding the above items, adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") would have been $7.8 million in 2000, as compared to a negative $5.6 million in 1999. EBITDA is calculated by adding back interest, taxes, depreciation and amortization to net income or loss.

1999 COMPARED TO 1998

Total product sales increased $25.9 million, or 182%, in 1999, with sales of product lines acquired in 1999 accounting for $24.5 million, or 172%, of this increase. Sales growth for the year was led by the Integra NeuroSciences division, which reported $21.9 million of sales from product lines acquired in the NeuroCare acquisition and $0.5 million of sales of the DuraGen(R) product, which was launched in the third quarter of 1999. Excluding fair value inventory purchase accounting adjustments recorded in connection with the NeuroCare acquisition, gross margins on Integra NeuroSciences product sales would have been 51% in 1999.

Sales in the Integra LifeSciences division increased $3.5 million, or 24%, in 1999. An increase of $3.9 million from sales of distributed product lines acquired in 1998 and 1999 was offset by a decrease of $2.1 million of sales of INTEGRA(R) Dermal Regeneration Template through Ethicon in 1999. The remainder of the increase in 1999 relates to organic sales growth in existing product lines. Excluding fair value inventory purchase accounting adjustments, which reduced reported 1998 gross margins by 2 percentage points, adjusted gross margins on Integra LifeSciences product sales decreased 1 percentage point to 48% in 2000. The decline in adjusted gross margins in 1999 was related to the lower gross margins on sales of the INTEGRA(R) Dermal Regeneration Template through Ethicon.

Other revenue, which decreased $0.6 million to $2.8 million in 1999, consisted of $1.3 million of research and development funding from strategic partners and government grants, $0.9 million of license, distribution and other event-related revenues from strategic partners and other third parties, and $0.6 million of royalty income. In 1998, other revenue consisted of $1.5 million of license, distribution and other event-related revenues from strategic partners and other third parties, $1.6 million of research and development funding from strategic partners and government grants, and $0.3 million of royalty income.

Research and development expenses were as follows (in thousands):

                                                     1999        1998
                                                   ------      ------

Integra NeuroSciences                              $2,080      $  945
Integra LifeSciences                                6,813       7,479
                                                   ------      ------
   Total                                           $8,893      $8,424

Research and development expense in the Integra NeuroSciences segment increased in 1999 primarily because of the NeuroCare acquisition. Integra NeuroSciences research and development activities in 1998 consisted of programs involving the DuraGen(R) product and the peripheral nerve guide. Research and development activities within the Integra LifeSciences segment decreased in 1999 primarily because of the elimination of several non-core research programs throughout 1999.

Selling and marketing expenses were as follows (in thousands):

                                                     1999        1998
                                                   ------      ------

Integra NeuroSciences                              $6,244      $  628
Integra LifeSciences                                3,243       5,273
                                                   ------      ------
   Total                                           $9,487      $5,901

Integra NeuroSciences selling and marketing expense increased in 1999 primarily because of the NeuroCare acquisition. Additional increases resulted from expenses related to the domestic and international launch of the DuraGen(R) product in the third quarter of 1999. The decrease in Integra LifeSciences selling and marketing expenses is primarily the result of the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon, offset by a slight increase in sales and marketing costs related to acquired product lines.

General and administrative expenses were as follows (in thousands):

                                                     1999        1998
                                                   ------      ------

Integra NeuroSciences                              $4,726      $  437
Integra LifeSciences                                2,433       2,111
Corporate                                           6,165       7,239
                                                   ------      ------
   Total                                           $13,324     $9,787

Integra NeuroSciences general and administrative expense increased in 1999 primarily because of the NeuroCare acquisition. Included in this amount is $1.0 million of severance costs associated with the closure of NeuroCare's corporate headquarters in July 1999. General and administrative expense in the Integra LifeSciences segment increased in 1999 primarily due to additional headcount. The decrease in corporate general and administrative expenses in 1999 resulted primarily from decreased legal fees and costs associated with maintenance of the Company's intellectual property and the effects of a $0.2 million asset impairment charge recorded in 1998, offset by increases related to additional headcount.

Net interest income consisted of interest income of $1.0 million and interest expense of $0.7 million in 1999. Interest income decreased in 1999 consistent with lower average cash and marketable securities balances during 1999.

Other income decreased in 1999 primarily because of a $0.6 million favorable litigation settlement recorded in 1998.

International Product Sales and Operations

In 2000, sales to customers outside the United States totaled $13.6 million, or 21% of consolidated product sales, of which approximately 50% were to Europe. Of this amount, $3.2 million of these sales were generated in foreign currencies from our subsidiary based in Andover, England, which was acquired in April 2000. Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar.

We are seeking to increase our presence in international markets, particularly in Europe, through acquisitions of businesses with an existing international sales and marketing infrastructure or the capacity to develop such an infrastructure.

In 1999 and 1998, respectively, sales outside the United States totaled $9.1 million and $2.3 million, respectively. All of these product sales were generated from operations based in the United States and were denominated in U.S. dollars.


LIQUIDITY AND CAPITAL RESOURCES

We have historically experienced significant operating losses. To date, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions.

Excluding the $13.5 million stock-based compensation charge, we would have reported operating income of $1.8 million for the year ended December 31, 2000. However, the Company did not generate positive operating cash flows in 2000 because of a significant increase in working capital. We expect that we will be able to achieve sustained operating profitability and positive operating cash flows in the future. At December 31, 2000, we had cash, cash equivalents and short-term investments of approximately $15.1 million and $13.6 million in short and long-term debt.

Our principal uses of funds during 2000 were $4.1 million for the acquisition of CNS, $12.1 million for the acquisition of certain product lines from NMT, $3.3 million in purchases of property and equipment, $2.3 million of term loan repayments, and $5.0 million used in operations. Operating cash flow was negative in 2000 primarily because of increased inventory to support the growth in the business, increased accounts receivable balances generated from higher product sales, and an increase in demonstration equipment and sample product provided to the significantly larger Integra NeuroSciences sales force. In 1999, cash flow from operations was positive primarily because of a $5.7 million increase in deferred revenues, most of which was provided by cash received under the Ethicon Agreement.

In 2000, we raised $5.4 million from the sale of Series C Preferred Stock and warrants to affiliates of Soros Private Equity Partners LLC, $5.0 million from a private placement of common stock, $3.2 million from the issuance of common stock through employee benefit plans, $3.1 million of proceeds from short-term borrowings, and $1.6 million from the sale of product lines.

We maintain a term loan and revolving credit facility from Fleet Capital Corporation (collectively, the "Fleet Credit Facility"), which is collateralized by all of the assets and ownership interests of various of our subsidiaries including Integra NeuroCare LLC, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to us or our other subsidiaries and restrictions on its ability to borrow more money. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While we anticipate that Integra NeuroCare LLC will be able to satisfy the requirements of these financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved. In 2001, Integra NeuroCare LLC anticipates prepaying approximately $2.1 million in principal as a result of such provisions in addition to scheduled quarterly principal payments.

Additionally, in January 2000, we issued a 5% $2.8 million promissory note to the seller of the CNS business. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of our subsidiaries. The first principal payment, including accrued interest, was paid on January 16, 2001.

In the short-term, we believe that we have sufficient resources to fund our operations. However, in the longer-term, there can be no assurance that we will be able to generate sufficient revenues to obtain positive operating cash flows or profitability or to find acceptable alternatives to finance future acquisitions.

OTHER MATTERS

Net Operating Losses

At December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $41.6 million and $18.2 million for federal and state income tax purposes, respectively, to offset future taxable income, if any. The federal and state NOL's expire through 2020 and 2007, respectively.

At December 31, 2000, several of the Company's subsidiaries had unused NOL and tax credit carryforwards arising from periods prior to the Company's ownership. Excluding the Company's Telios Pharmaceuticals, Inc. subsidiary ("Telios")), approximately $9 million of these NOL's for federal income tax purposes expire between 2001 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating loss that is available and the Company's ability to utilize such loss is dependent on the determined value of Telios at the date of acquisition. The Company's has a valuation allowance of $45 million recorded against all deferred tax assets, including the net operating losses, due to the uncertainty of realization. The timing and manner in which these acquired net operating losses may be utilized in any year by the Company are severely limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). As the result of the adoption of the SAB, we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue for the year ended December 31, 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25". ("FIN No. 44"). FIN No. 44 clarifies the application of APB Opinion 25 for certain issues. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have an impact on our consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have any impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from an increase in interest rates payable on the variable rate Fleet Credit Facility. For example, based on the remaining term loan and revolving credit facility outstanding at December 31, 2000, an annual interest rate increase of 100 basis points would increase interest expense by approximately $108,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 14 of this report.

Information on quarterly results of operations is set forth in our financial statements under "Notes to Consolidated Financial Statements, Note 17 - Selected Quarterly Information (Unaudited)".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 15, 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as a part of this report.

1. Financial Statements. The following financial statements and financial statement schedule are filed as a part of this report.

Report of Independent Accountants .......................................   F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999 ............   F-2

Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999, and 1998 ......................................   F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999, and 1998 ......................................   F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 2000, 1999, and 1998 ..................   F-5

Notes to Consolidated Financial Statements ..............................   F-6

Report of Independent Accountants on Financial Statement Schedules ......   F-28

Financial Statement Schedules ...........................................   F-29

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

2.   Exhibits.

Number           Description                                          Location
- -------  ------------------------------------------------------     ------------

2.1      Purchase Agreement dated January 5, 1999 among
         Integra LifeSciences Corporation, Rystan Company,
         Inc. and Healthpoint, Ltd.** (11)                              (Exh. 2)

2.2      Asset Purchase Agreement dated March 29, 1999 among
         Heyer-Shulte NeuroCare, L.P., Neuro Navigational,
         L.L.C., Integra NeuroCare LLC and Redmond NeuroCare
         LLC.** (12)                                                    (Exh. 2)

2.3      Asset Purchase Agreement, dated as of January 14,
         2000, among Clinical Neuro Systems Holdings LLC,
         Clinical Neuro Systems, Inc., Surgical Sales
         Corporation (trading as Connell Neurosurgical) and
         George J. Connell. (15)**                                      (Exh. 2)

Number           Description                                          Location
- -------  ------------------------------------------------------     ------------
2.4      Asset Purchase Agreement dated March 20, 2000 by and
         among Integra Selector Corporation, NMT Neurosciences
         (US), Inc. and NMT Medical, Inc. (16)**                      (Exh. 2.1)

2.5      Purchase Agreement dated March 20, 2000 by and among
         NMT Medical, Inc., NMT Neurosciences (US), Inc., NMT
         Neurosciences Holdings (UK) Ltd., NMT Neurosciences
         (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery
         Ltd., Swedemed AB, Integra Neurosciences Holdings
         (UK) Ltd. and Integra Selector Corporation. (16)**           (Exh. 2.2)

3.1(a)   Amended and Restated Certificate of Incorporation of
         the Company (2)                                              (Exh. 3.1)

3.1(b)   Certificate of Amendment to Amended and Restated
         Certificate of Incorporation dated May 23, 1998 (3)        (Exh.3.1(b))

3.2      Amended and Restated By-laws of the Company (8)                (Exh. 3)

4.1      Certificate of Designation, Preferences and Rights of
         Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on April 14, 1998.
         (6)                                                            (Exh. 3)

4.2(a)   Certificate of Designation, Preferences and Rights of
         Series B Convertible Preferred Stock as filed with
         the Delaware Secretary of State on March 12, 1999 (3)        (Exh. 4.2)

4.2(b)   Certificate of Amendment of Certificate of
         Designation, Rights and Preferences of Series B
         Convertible Preferred Stock of Integra LifeSciences
         Holdings Corporation dated March 21, 2000. (17)              (Exh. 4.2)

4.3      Warrant to Purchase 60,000 shares of Common Stock of
         Integra LifeSciences Corporation issued to SFM
         Domestic Investments LLC. (12)                               (Exh. 4.2)

4.4      Warrant to Purchase 180,000 shares of Common Stock of
         Integra LifeSciences Corporation issued to Quantum
         Industrial Partners LDC. (12)                                (Exh. 4.3)

4.5      Certificate of Designation, Rights and Preferences of
         Series C Convertible Preferred Stock of Integra
         LifeSciences Holdings Corporation dated March 21,
         2000. (17)                                                   (Exh. 4.1)

4.6      Warrant to Purchase 270,550 Shares of Common Stock of
         Integra LifeSciences Holdings Corporation issued to
         Quantum Industrial Partners LDC. (17)                        (Exh. 4.3)

4.7      Warrant to Purchase 29,450 Shares of Common Stock of
         Integra LifeSciences Holdings Corporation issued to
         SFM Domestic Investments LLC. (17)                           (Exh. 4.4)

4.8      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (22)                        (Exh. 4.1)

4.9      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (22)                        (Exh. 4.2)

4.10     Restricted Units Agreement dated December 22, 2000
         between Integra LifeSciences Holdings Corporation and
         Stuart M. Essig* (22)                                        (Exh. 4.3)

10.1     License Agreement between MIT and the Company dated
         as of December 29, 1993 (2)                                 (Exh. 10.1)

10.2     Exclusive License Agreement between the Company and
         Rutgers University dated as of December 31, 1994 (2)        (Exh. 10.5)

10.3     License Agreement for Adhesion Peptides Technology
         between La Jolla Cancer Research Foundation and
         Telios dated as of June 24, 1987 (2)                        (Exh. 10.6)

10.4     Supply Agreement between Genetics Institute, Inc. and
         the Company Dated as of April 1, 1994 (2)                  (Exh. 10.12)

10.5(a)  Stockholder Rights Agreement between the Company and
         Union Carbide dated as of April 30, 1993 ("Carbide
         Agreement") (2)                                         (Exh. 10.27(a))

10.5(b)  Amendment dated November 30, 1993 to Carbide
         Agreement (2)                                           (Exh. 10.27(b))

Number           Description                                          Location
- -------  ------------------------------------------------------     ------------
10.6(a)  Real Estate Lease & Usage Agreement between BHP
         Diagnostics, Inc. Medicus Technologies, Inc.,
         Integra, Ltd. and the Company dated as Of
         May 1, 1994 (2)                                            (Exh. 10.28)

10.6(b)  Shared Facilities Usage Agreement Between BHP
         Diagnostics, Inc., Medicus Technologies, Inc.,
         Integra, Ltd. and the Company dated as of
         May 1, 1994 (2)                                            (Exh. 10.29)

10.6(c)  Agreement dated June 30, 1998 by and among BHP
         Diagnostics, Medicus Corporation, Integra
         Lifesciences I, Ltd. and Integra Lifesciences
         Corporation (3)                                         (Exh. 10.18(c))

10.7     Lease between Plainsboro Associates and American
         Biomaterials Corporation dated as of April 16, 1985,
         as assigned to Colla-Tec, Inc. on October 24, 1989
         and as amended through November 1, 1992 (2)                (Exh. 10.30)

10.8     Equipment Lease Agreement between Medicus Corporation
         and the Company, dated as of June 1, 2000. (20)             (Exh. 10.1)

10.9     Form of Indemnification Agreement between the Company
         and [          ] dated August 16, 1995, including a
         schedule identifying the individuals that are a party
         to such Indemnification Agreements(4)                      (Exh. 10.37)

10.10    1992 Stock Option Plan* (2)                                (Exh. 10.31)

10.11    1993 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (2)                                           (Exh. 10.32)

10.12(a) 1996 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (5)                                             (Exh. 4.3)

10.12(b) Amendment to 1996 Incentive Stock Option and
         Non-Qualified Stock Option Plan* (8)                        (Exh. 10.4)

10.13    1998 Stock Option Plan* (7)                                 (Exh. 10.2)

10.14    1999 Stock Option Plan* (18)                               (Exh. 10.13)

10.15    Employee Stock Purchase Plan* (7)                           (Exh. 10.1)

10.16    Deferred Compensation Plan* (18)                           (Exh. 10.15)

10.17    2000 Equity Incentive Plan* (1)

10.18    Series B Convertible Preferred Stock and Warrant
         Purchase Agreement dated March 29, 1999 among Integra
         LifeSciences Corporation, Quantum Industrial Partners
         LDC and SFM Domestic Investments LLC (12)                   (Exh. 10.1)

10.19    Registration Rights Agreement dated March 29, 1999
         among Integra LifeSciences Corporation, Quantum
         Industrial Partners LDC and SFM Domestic Investments
         LLC (12)                                                    (Exh. 10.2)

10.20    Series C Convertible Preferred Stock and Warrant
         Purchase Agreement dated February 16, 2000 among
         Integra LifeSciences Holdings Corporation, Quantum
         Industrial Partners LDC and SFM Domestic Investments
         LLC. (17)                                                   (Exh. 10.1)

10.21    Amended and Restated Registration Rights Agreement
         dated March 29, 2000 among Integra LifeSciences
         Holdings Corporation, Quantum Industrial Partners LDC
         and SFM Domestic Investments LLC. (17)                      (Exh. 10.2)

10.22    Stock Purchase Agreement dated September 28, 2000
         among Integra LifeSciences Holdings Corporation and
         ArthroCare Corporation (21)                                 (Exh. 10.1)

10.23(a)Employment Agreement dated December 27, 1997 between
         the Company and Stuart M. Essig* (8)                        (Exh. 10.1)

10.23(b)Amended and Restated Employment Agreement dated
         December 22, 2000 between Integra LifeSciences
         Holdings Corporation and Stuart M. Essig* (22)              (Exh. 10.1)

10.24    Stock Option Grant and Agreement dated December 27,
         1997 between the Company and Stuart M. Essig*(8)            (Exh. 10.2)

10.25    Restricted Units Agreement dated December 27, 1997
         between the Company and Stuart M. Essig* (8)                (Exh. 10.3)

Number           Description                                          Location
- -------  ------------------------------------------------------     ------------
10.26    Indemnity letter agreement dated December 27, 1997
         from the Company to Stuart M. Essig* (8)                    (Exh. 10.5)

10.27    Registration Rights Provisions* (22)                        (Exh. 10.2)

10.28    Employment Agreement between John B. Henneman, III
         and the Company dated September 11, 1998* (10)                (Exh. 10)

10.29    Employment Agreement between George W. McKinney, III
         and the Company dated December 31, 1998* (3)               (Exh. 10.36)

10.30    Employment Agreement between Judith O'Grady and the
         Company dated December 31, 1998* (3)                       (Exh. 10.37)

10.31    Employment Agreement between David B. Holtz and the
         Company dated December 31, 1998* (3)                       (Exh. 10.38)

10.32    Employment Agreement between Michael D. Pierschbacher
         and the Company dated December 31, 1998* (19)               (Exh. 10.8)

10.33    Employment Agreement between Donald R. Nociolo and
         the Company dated December 31, 1998* (19)                   (Exh. 10.9)

10.34(a) Amended and Restated Loan and Security Agreement
         dated March 29, 1999 among the Lenders named therein,
         Fleet Capital Corporation, Integra NeuroCare LLC and
         other Borrowers named therein. (12)                         (Exh. 10.3)

10.34(b) Amendment No. 1, dated September 29, 1999, to the
         Amended and Restated Loan and Security Agreement
         dated March 29, 1999 among the Lenders named therein,
         Fleet Capital Corporation, Integra NeuroCare LLC and
         other Borrowers named therein. (14)                         (Exh. 10.1)

10.35    Substituted and Amended Term Note dated March 29,
         1999 by Integra NeuroCare LLC, Redmond NeuroCare LLC,
         Heyer-Schulte NeuroCare, Inc. and Camino NeuroCare,
         Inc. to Fleet Capital Corporation. (12)                     (Exh. 10.4)

10.36    Secured Promissory Note, dated January 14, 2000, from
         Clinical Neuro Systems Holdings LLC to Clinical Neuro
         Systems, Inc. (15)                                          (Exh. 10.1)

10.37    Security Agreement, dated as of January 14, 2000,
         among Clinical Neuro Systems Holdings LLC, Clinical
         Neuro Systems, Inc. and George J. Connell. (15)             (Exh. 10.2)

10.38    Collateral Assignment, dated as of January 14, 2000,
         from Clinical Neuro Systems Holdings LLC to Clinical
         Neuro Systems, Inc. and George J. Connell. (15)             (Exh. 10.3)

10.39    Subordinated Promissory Note, dated January 14, 2000,
         from Integra LifeSciences Corporation to Clinical
         Neuro Systems Holdings LLC. (15)                            (Exh. 10.4)

10.40    Consulting Agreement, dated January 14, 2000, between
         Integra LifeSciences Corporation and George J.
         Connell. (15)                                               (Exh. 10.5)

10.41    Supply, Distribution and Collaboration Agreement
         between Integra LifeSciences Corporation and Johnson
         & Johnson Medical, a Division of Ethicon, Inc. dated
         as of June 3, 1999, certain portions of which are
         subject to a request for confidential treatment under
         Rule 24b-2 of the Securities Exchange Act of 1934. (13)     (Exh. 10.1)

10.42    Lease Contract dated June 30, 1994 between the Puerto
         Rico Industrial Development Company and Heyer-Schulte
         NeuroCare, Inc. (18)                                       (Exh. 10.32)

10.43    Industrial Real Estate Triple Net Sublease dated
         April 1, 1993 between GAP Portfolio Partners and
         Camino Laboratories. (18)                                  (Exh. 10.33)

10.44    Industrial Real Estate Triple Net Sublease dated
         January 15, 1997 between Sorrento Montana, L.P. and
         Camino NeuroCare, Inc. (18)                                (Exh. 10.34)

21       Subsidiaries of the Company (1)

23       Consent of PricewaterhouseCoopers LLP (1)

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

(15) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on January 27, 2000.

(16) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on March 28, 2000.

(17) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on April 10, 2000.

(18) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(19) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.

(20) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2000.

(21) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on October 12, 2000.

(22) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on January 8, 2001.


     (b) Reports on Form 8-K:

     The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated December 22, 2000 with respect to execution of an Amended and Restated Employment Agreement with Stuart M. Essig, Integra's current President and Chief Executive Officer, extending the term of Mr. Essig's employment with Integra as its President and Chief Executive Officer through December 31, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of April, 2001.

                                       INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                              By: /s/ Stuart M. Essig
                                              -----------------------------
                                              Stuart M. Essig
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 2nd day of April, 2001.

         Signature                                  Title

/s/ Stuart M. Essig                 President, Chief Executive Officer
- --------------------------------    and Director
Stuart M. Essig                     (Principal Executive Officer)

/s/ George W. McKinney, III         Executive Vice President, Chief
- --------------------------------    Operating Officer and Director
George W. McKinney, III, Ph.D.

/s/ David B. Holtz                  Senior Vice President, Finance and Treasurer
- --------------------------------    (Principal Financial and Accounting
David B. Holtz                      Officer)

/s/ Richard E. Caruso               Chairman of the Board
- --------------------------------
Richard E. Caruso, Ph.D.

/s/ Keith Bradley                   Director
- --------------------------------
Keith Bradley, Ph.D.

/s/ Neal Moszkowski                 Director
- --------------------------------
Neal Moszkowski

/s/ James M. Sullivan               Director
- --------------------------------
James M. Sullivan

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries (the "Company") at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

As discussed more fully in Note 2 to the consolidated financial statements, the Company has restated its 1999 consolidated financial statements to account for a redemption feature included in the Series B Convertible Preferred Stock ("Series B Preferred") issued in March 1999. The carrying value of the Series B Preferred, which was previously presented as a component of stockholders' equity, has been reclassified as redeemable preferred stock, outside of stockholders' equity, at December 31, 1999. The restatement of the 1999 consolidated financial statements had no effect on the Company's net loss, net loss per share, total assets or total liabilities.

As discussed more fully in Note 2 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable fees received under its various research, license and distribution agreements.



PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 23, 2001, except for Note 18,
as to which the date is March 16, 2001

                                       F1

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
                                                              December 31,
                                                        -----------------------
                                                                      Restated
                                                                    (See Note 2)
 ASSETS                                                    2000         1999
                                                        ---------    ---------
Current Assets:
  Cash and cash equivalents ........................    $  14,086    $  19,301
  Short-term investments ...........................        1,052        4,311
  Accounts receivable, net of allowances
    of $1,003 and $944 .............................       13,087        8,365
  Inventories ......................................       16,508       10,111
  Prepaid expenses and other current assets ........        1,484          718
                                                        ---------    ---------
      Total current assets .........................       46,217       42,806
 Property, plant, and equipment, net ...............       11,599        9,699
 Goodwill and other intangible assets, net .........       25,299       13,219
 Other assets ......................................        3,399          529
                                                        ---------    ---------
Total assets .......................................    $  86,514    $  66,253
                                                        =========    =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
     AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ..................................    $   8,872    $   2,254
  Accounts payable, trade ..........................        3,363          994
  Income taxes payable .............................        1,200          643
  Customer advances and deposits ...................          823        3,901
  Deferred revenue .................................        1,675        1,460
  Accrued expenses and other current liabilities ...        5,107        5,540
                                                        ---------    ---------
      Total current liabilities ....................       21,040       14,792

 Long-term debt ....................................        4,758        7,625
 Deferred revenue ..................................        4,728        5,049
 Deferred income taxes .............................        1,788          392
 Other liabilities .................................          419          406
                                                        ---------    ---------
Total liabilities ..................................       32,733       28,264

Commitments and contingencies

Redeemable Preferred Stock:
  Series B Convertible; $.01 par value;
    100 shares issued and outstanding at
    December 31, 2000 and 1999; $11,750
    including a 10% annual cumulative
    dividend liquidation preference ................       11,330       10,330
  Series C Convertible; $.01 par value;
    54 shares issued and outstanding
    at December 31, 2000, $5,805 including
    a 10% annual cumulative dividend
    liquidation preference .........................        4,588           --
                                                        ---------    ---------
Total redeemable preferred stock ...................       15,918       10,330

Stockholders' Equity:
  Preferred stock; $.01 par value;
    0 and 500 Series A Convertible shares
    issued and outstanding at
    December 31, 2000 and 1999 .....................           --            5
  Common stock; $.01 par value;
    60,000 authorized shares;
    17,334 and 16,131 issued and
    outstanding at December 31, 2000
    and 1999 .......................................          173          161
  Additional paid-in capital .......................      144,218      122,011
  Treasury stock, at cost; 20 and 1 shares
    at December 31, 2000 and 1999, respectively ....         (180)          (7)
  Other ............................................          (66)        (143)
  Accumulated other comprehensive loss .............         (553)         (64)
  Accumulated deficit ..............................     (105,729)     (94,304)
                                                        ---------    ---------
    Total stockholders' equity .....................       37,863       27,659
                                                        ---------    ---------
 Total liabilities, redeemable preferred
   stock and stockholders' equity ..................    $  86,514    $  66,253
                                                        =========    =========
The accompanying notes are an integral part of these consolidated financial statements

                                       F2

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except per share amounts              Years Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
REVENUES
Product sales ..............................   $ 64,987    $ 40,047    $ 14,182
Other revenue ..............................      6,662       2,829       3,379
                                               --------    --------    --------
    Total revenue ..........................     71,649      42,876      17,561

COSTS AND EXPENSES
Cost of product sales ......................     29,511      22,678       7,580
Research and development ...................      7,524       8,893       8,424
Selling and marketing ......................     15,371       9,487       5,901
General and administrative .................     28,483      13,324       9,787
Amortization ...............................      2,481         874          49
                                               --------    --------    --------
    Total costs and expenses ...............     83,370      55,256      31,741

Operating loss .............................    (11,721)    (12,380)    (14,180)

Interest income ............................        804       1,006       1,250
Interest expense ...........................     (1,277)       (712)         --
Gain on dispositions of product lines ......      1,146       4,161          --
Other income ...............................        201         141         588
                                               --------    --------    --------
Net loss before income taxes ...............    (10,847)     (7,784)    (12,342)

Income tax expense (benefit) ...............        108      (1,818)         --
                                               --------    --------    --------
Net loss before cumulative effect
  of accounting change .....................    (10,955)     (5,966)    (12,342)

Cumulative effect of change in
  accounting for nonrefundable fees
  received under research, license
  and distribution arrangements ............       (470)         --          --
                                               --------    --------    --------

Net loss ...................................   $(11,425)   $ (5,966)   $(12,342)
                                               ========    ========    ========

Basic and diluted net loss per share:
  Before cumulative effect of
    accounting change ......................   $  (0.95)   $  (0.40)   $  (0.77)
  Accounting change ........................      (0.02)         --          --
                                               --------    --------    --------
      Net loss per share ...................   $  (0.97)   $  (0.40)   $  (0.77)
                                               ========    ========    ========

Weighted average common shares
  outstanding ..............................     17,553      16,802      16,139
                                               ========    ========    ========

Pro forma amounts assuming retroactive
  application of accounting change:

Total revenues .............................   $ 71,649    $ 42,974    $ 16,993
Net loss ...................................    (10,955)     (5,868)    (12,910)
Basic and diluted net loss per share .......      (0.95)      (0.40)      (0.80)


The accompanying notes are an integral part of these consolidated financial statements

                                       F3

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                        Years Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
OPERATING ACTIVITIES:
    Net loss ..................................  $(11,425)  $ (5,966)  $(12,342)
    Adjustments to reconcile net loss
         to net cash (used in) provided by
         operating activities:
     Depreciation and amortization ............     5,357      3,104      1,438
     Gain on sale of product line and
         other assets .........................    (1,316)    (3,998)       (64)
     Deferred tax benefit .....................        --     (1,807)        --
     Amortization of discount and interest
         on investments .......................      (181)      (291)      (481)
     Stock based compensation .................    13,587        370        319
     Other, net ...............................        43         --        145
     Changes in assets and liabilities,
         net of business acquisitions:
       Accounts receivable ....................    (3,475)      (510)      (287)
       Inventories ............................    (3,061)     2,829        527
       Prepaid expenses and other
         current assets .......................      (571)       217         65
       Non-current assets .....................    (3,565)       (80)        64
       Accounts payable, accrued expenses
         and other current liabilities ........     2,831       (677)       802
       Customer advances and deposits .........    (3,078)     3,652         --
       Deferred revenue .......................      (106)     5,659         --
                                                 --------   --------   --------
     Net cash (used in) provided by
         operating activities .................    (4,960)     2,502     (9,814)
                                                 --------   --------   --------
INVESTING ACTIVITIES:
    Proceeds from sale of product line
         and other assets .....................     1,600      6,354         48
    Proceeds from the sales/maturities
         of investments .......................    16,981     26,000     33,020
    Purchases of available for
         sale investments .....................   (13,391)   (14,737)   (23,774)
    Purchases of property and equipment .......    (3,268)    (2,309)    (1,166)
    Cash acquired in a business acquisition ...        --         --      1,118
    Cash used in business acquisition,
         net of cash acquired .................   (16,187)   (14,944)        --
    Loans made ................................      (238)        --         --
                                                 --------   --------   --------
     Net cash (used in) provided by
         investing activities .................   (14,503)       364      9,246
                                                 --------   --------   --------
FINANCING ACTIVITIES:
    Net proceeds from revolving
         credit facility ......................     3,143          4         --
    Repayments of term loan ...................    (2,250)    (1,125)        --
    Proceeds from sales of preferred stock
         and warrants .........................     5,375      9,942      4,000
    Proceeds from the issuance of common stock      5,000         --         --
    Proceeds from exercise of common stock
         purchase warrants ....................        50      1,950         --
    Proceeds from stock issued under
         employee benefit plans ...............     3,156        467         95
    Purchases of treasury stock ...............      (170)        --       (286)
    Collection of related party
         note receivable ......................        35         --         --
    Preferred dividends paid ..................       (67)       (80)       (47)
                                                 --------   --------   --------
     Net cash provided by
         financing activities .................    14,272     11,158      3,762

Effect of exchange rate changes on cash
         and cash equivalents .................       (24)        --         --
                                                 --------   --------   --------
Net increase (decrease) in cash and
         cash equivalents .....................    (5,215)    14,024      3,194

Cash and cash equivalents at beginning
         of period ............................    19,301      5,277      2,083
                                                 --------   --------   --------
Cash and cash equivalents at end of period ....  $ 14,086   $ 19,301   $  5,277
                                                 ========   ========   ========

Cash paid during the year for interest ........  $    922   $    654   $     --
Cash paid during the year for income taxes ....       508        124         --

Supplemental disclosure of non-cash investing
          and financing activities:
    Issuance of Restricted Units ..............  $ 13,515   $     --   $     --
    Note issued in a business acquisition .....     2,598         --         --
    Common stock and warrants issued in
         settlement of obligations ............       641         15         56
    Term loan assumed in connection with
         a business acquisition ...............        --     11,000         --
    Common stock and warrants issued in
         business acquisition .................        --         --      3,886

The accompanying notes are an integral part of these consolidated financial statements

                                      F4

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In thousands

                                                                                                    Accumu-
                                                       Preferred                                     lated
                                    Common Stock         Stock                 Additional           Compre-
                                   ---------------   -------------- Treasury    Paid-In             hensive  Accumulated     Total
                                   Shares   Amount   Shares   Amount  Stock     Capital     Other     Loss     Deficit      Equity
                                   ------   ------   ------    ----   -----    ---------    -----    -----    ---------    --------
Balance, December 31, 1997 .....   14,952   $  150       --    $ --   $  --    $ 111,877    $(301)   $ (26)   $ (75,945)   $ 35,755
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --      (12,342)    (12,342)
Unrealized losses
  on investments ...............       --       --       --      --      --           --       --      (14)          --         (14)
Issuance of Series A
  Preferred Stock ..............       --       --      500       5      --        3,995       --       --           --       4,000
Issuance of common stock under
  employee benefit plans .......       31       --       --      --      --           95       --       --           --          95
Common stock and warrants
  issued in connection with a
  business acquisition .........      800        8       --      --      --        3,878       --       --           --       3,886
Unearned compensation
  related to non-employee
  stock options ................       --       --       --      --      --          145     (145)      --           --          --
Amortization of unearned
  compensation .................       --       --       --      --      --           --      263       --           --         263
Warrant issued for services
  rendered .....................       --       --       --      --      --           56       --       --           --          56
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (47)      --       --           --         (47)
Purchases of treasury stock ....       --       --       --      --    (286)          --       --       --           --        (286)

Balance, December 31, 1998 .....   15,783      158      500       5    (286)     119,999     (183)     (40)     (88,287)     31,366
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --       (5,966)     (5,966)
Unrealized losses on
  investments ..................       --       --       --      --      --           --       --      (24)          --         (24)
Issuance of warrants ...........       --       --       --      --      --          362       --       --           --         362
Issuance of common stock under
  employee benefit plans .......       48       --       --      --     264          203       --       --          (51)        416
Warrants exercised for cash ....      300        3       --      --      --        1,947       --       --           --       1,950
Issuance of stock in
  settlement of obligation .....       --       --       --      --      15           --       --       --           --          15
Unearned compensation related
  to non-employee stock options        --       --       --      --      --          241     (241)      --           --          --
Amortization of unearned
  compensation .................       --       --       --      --      --           --      281       --           --         281
Compensation recorded in
  connection with stock
  options granted to employees .       --       --       --      --      --           89       --       --           --          89
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (80)      --       --           --         (80)
Redeemable preferred stock
  dividends ....................       --       --       --      --      --         (750)      --       --           --        (750)

Balance, December 31, 1999 .....   16,131      161      500       5      (7)     122,011     (143)     (64)     (94,304)     27,659
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --      (11,425)    (11,425)
Unrealized losses on
  investments ..................       --       --       --      --      --           --       --      (32)          --         (32)
Foreign currency translation
  adjustment ...................       --       --       --      --      --           --       --     (457)          --        (457)
Issuance of warrants ...........       --       --       --      --      --        1,192       --       --           --       1,192
Conversion of Series A
  Preferred Stock ..............      250        3     (500)     (5)     --            2       --       --           --          --
Private placement of
  common stock .................      333        3       --      --      --        4,997       --       --           --       5,000
Issuance of common stock under
  employee benefit plans .......      564        6       --      --      --        3,201       --       --           --       3,207
Warrants exercised for cash ....       11       --       --      --      --           50       --       --           --          50
Issuance of stock in
  settlement of obligation .....       45       --       --      --      --          641       --       --           --         641
Amortization of unearned
  compensation .................       --       --       --      --      --           --       72       --           --          72
Tax benefit related to
  stock options ................       --       --       --      --      --           51       --       --           --          51
Issuance of Restricted Units ...       --       --       --      --      --       13,515       --       --           --      13,515
Unearned compensation
  related to non-employee
  stock options ................       --       --       --      --      --           30      (30)      --           --          --
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (67)      --       --           --         (67)
Redeemable preferred stock
  dividends ....................       --       --       --      --      --       (1,405)      --       --           --      (1,405)
Purchases of treasury stock ....       --       --       --      --    (173)          --       --       --           --        (173)
Collection of related party
  note receivable ..............       --       --       --      --      --           --       35       --           --          35

Balance, December 31, 2000 .....   17,334   $  173       --    $ --   $(180)   $ 144,218    $ (66)   $(553)   $(105,729)   $ 37,863
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

The accompanying notes are an integral part of these consolidated financial statements

                                       F5

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") develops, manufactures and markets medical devices, implants and biomaterials. The Company's operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

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

                                       F6

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets as follows: buildings, 30 to 40 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 to 7 years; and leasehold improvements, over the lesser of the minimum lease term or the remaining life of the asset. The cost of major additions and improvements is capitalized. Maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Goodwill and Other Intangible Assets

Goodwill other intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from two to fifteen years.

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

Redeemable Preferred Stock

As described in Note 9, the Company issued 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants in March 1999. The Company has restated its 1999 financial statements to account for a redemption feature included in the Series B Preferred. The carrying value of the Series B Preferred, which was previously presented as a component of stockholders' equity, has been reclassified as redeemable preferred stock, outside of stockholders' equity. The restatement of the 1999 financial statements for the Series B Preferred had no effect on the Company's net loss or net loss per share, total assets or total liabilities.

                                       F7

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table sets forth the overall effect of the restatement on the Company's stockholders' equity at December 31, 1999 (in thousands):

     Stockholders' equity prior to the restatement............     $ 37,989
     Stockholders' equity after the restatement...............     $ 27,659

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end, while sales and expenses are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive loss.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Revenue Recognition

Product sales are recognized when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. Research grant revenue is recognized when the related expenses are incurred. Under the terms of existing research grants, the Company is reimbursed for allowable direct and indirect research expenses. Non-refundable fees received under research, licensing and distribution arrangements are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using percentage of completion accounting based upon the estimated cost to complete its obligations. Royalty revenue is recognized over the period the royalty products are sold.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in products sales. The related shipping and handling fees and costs incurred by the Company are included in cost of product sales.

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

                                       F8

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Net Loss per Share

     Amounts used in the calculation of basic and diluted net loss per share were as follows (in thousands, except per share data):

                                                   2000       1999       1998
                                                 --------   --------   --------
Net loss ......................................  $(11,425)  $ (5,966)  $(12,342)
Preferred stock dividends:
   Series A Convertible Preferred Stock .......       (67)       (80)       (47)
   Series B Convertible Preferred Stock .......    (1,000)      (750)        --
   Series C Convertible Preferred Stock .......      (405)        --         --
   Beneficial conversion feature on
      Series C Convertible Preferred Stock ....    (4,170)        --         --
                                                 --------   --------   --------

Net loss applicable to common stock ...........  $(17,067)  $ (6,796)  $(12,389)

Weighted average common shares outstanding ....    17,553     16,802     16,139

Basic and diluted net loss per share ..........  $  (0.97)  $  (0.40)  $  (0.77)

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted per share amounts reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Options and warrants to purchase 5,067,726, 4,401,000, and 3,095,000 shares of common stock and preferred stock convertible into 3,217,800, 2,867,800, and 250,000 shares of common stock at December 31, 2000, 1999 and 1998, respectively were not included in the computation of diluted loss per share because their effect would be antidilutive. Restricted Units issued by the Company (see Note 10) that entitle the holder to 2,250,000 shares of common stock are included from their date of issuance in the weighted average calculation because no further consideration is due related to the issuance of the underlying common shares.

Comprehensive Loss

Comprehensive loss consists of net loss plus all other changes in net assets from non-owner sources. Components of comprehensive loss consist of the following:

(in thousands)                                       Year Ended December 31,
                                                -------------------------------
                                                  2000        1999       1998
                                                --------    -------    --------
Net loss ....................................   $(11,425)   $(5,966)   $(12,342)
Unrealized losses on investments ............        (32)       (24)        (14)
Foreign currency translation adjustment .....       (457)        --          --
Comprehensive loss ..........................   $(11,914)   $(5,990)   $(12,356)

Stock Based Compensation

Employee stock based compensation is recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25". For disclosures purposes, pro forma net loss and loss per share are presented as if the fair value method had been applied.

                                       F9

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). As the result of the adoption of the SAB, we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998 (see Note 14). The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue for the year ended December 31, 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of APB Opinion 25 for certain issues. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have an impact on our consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have any impact on the Company's consolidated financial statements.


3. BUSINESS ACQUISITIONS AND DISPOSITIONS

On April 6, 2000, the Company purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. ("NMT") for $11.6 million in cash.

                                      F10

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

On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies ("NeuroCare"), a leading provider of neurosurgical products. The $25.2 million acquisition price was comprised of $14.2 million of cash and $11.0 million of assumed indebtedness under a term loan from Fleet Capital Corporation ("Fleet"). The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10.0 million of Series B Convertible Preferred Stock.

On September 28, 1998, the Company acquired Rystan Company, Inc. ("Rystan") for 800,000 shares of common stock of the Company and two warrants each having the right to purchase 150,000 shares of the Company's common stock. The total purchase price was valued at $4.0 million. In January 1999, the Company subsequently sold a Rystan product line, including the brand name and related production equipment, for $6.4 million in cash and recognized a pre-tax gain of $4.2 million after adjusting for the net cost of the assets sold and for expenses associated with the divestiture.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. As adjusted for the sale of one of the Rystan product lines in 1999, the allocation of the purchase price of these acquisitions resulted in acquired intangible assets, consisting primarily of completed technology, customer lists and trademarks of approximately $19.8 million, which are being amortized on a straight-line basis over lives ranging from 2 to 15 years, and residual goodwill of approximately $9.1 million, which is being amortized on a straight-line basis over 15 years.

Historical results of operations include the following (charges) / benefits related to acquisitions:

          (in thousands)                             Year Ended December 31,
                                                     ----------------------
                                                     2000     1999    1998
                                                     -----  -------   -----
     Inventory fair value purchase
        accounting adjustments ....................  $(429) $(2,508)  $(300)
     Severance costs associated with the
        closure of an acquired facility ...........     --   (1,024)     --
     Deferred tax benefits ........................     --    1,807      --

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions consummated in 2000 had been completed as of the beginning of each period:

     (in thousands)                                Year Ended December 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                         (Unaudited)
     Total revenue ..............................  $ 74,665       $ 57,425
     Net loss ...................................   (11,111)        (4,135)
     Basic and diluted net loss per share .......  $  (0.96)      $  (0.32)

                                      F11

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BUSINESS ACQUISITIONS AND DISPOSITIONS, CONTINUED

The historical and pro forma amounts for years ended December 31, 2000 and 1999, respectively, include $1.1 million ($0.07 per share) and $3.7 million ($0.22 per share) gains, net of tax, from the sale of product lines. These pro forma amounts are based upon certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

4.   INVESTMENTS

The Company's current investment balances are classified as available for sale and all debt securities have maturities within one year. Investment balances as of December 31, 2000 and 1999 were as follows:

(in thousands)                                   Unrealized   Unrealized  Fair
                                           Cost     Gains       Losses    Value
                                          ------ ----------   ----------  ----
2000:
U.S. Government agency securities ...    $  977    $  --        $  --     $  977
Equity securities ...................       173       10         (108)        75
                                         ------    -----        -----     ------
   Total ............................    $1,150    $  10        $(108)    $1,052

1999:
U.S. Government agency securities ...    $3,975    $  --        $  --     $3,975
Equity securities ...................       400       --          (64)       336
                                         ------    -----        -----     ------
   Total ............................    $4,375    $  --        $ (64)    $4,311

5.   INVENTORIES

Inventories consist of the following:

     (in thousands)                                          December 31,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------

     Finished goods .................................    $ 6,878    $ 3,786
     Work-in-process ................................      3,825      2,224
     Raw materials ..................................      5,805      4,101
                                                         -------    -------
                                                         $16,508    $10,111

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following:

     (in thousands)                                         December 31,
                                                       --------------------
                                                         2000        1999
                                                       --------    --------

     Buildings and leasehold improvements ..........   $  9,632    $  7,805
     Machinery and equipment .......................     11,371       8,923
     Furniture and fixtures ........................        810         559
     Construction in progress ......................        470         390
                                                       --------    --------
                                                         22,283      17,677
     Less: Accumulated depreciation and amortization    (10,684)     (7,978)
                                                       --------    --------
                                                       $ 11,599    $  9,699

Depreciation and amortization expense associated with property, plant and equipment for the years ended December 31, 2000, 1999 and 1998 was $2,876,000, $2,229,000, and $1,413,000, respectively.

                                      F12

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles, net, consists of the following:

     (in thousands)                                         December 31,
                                                       --------------------
                                                         2000        1999
                                                       --------    --------

     Technology ....................................   $ 10,761    $  3,730
     Customer base .................................      3,227       1,810
     Trademarks ....................................      1,770       1,570
     Other identifiable intangible assets ..........      3,899       2,661
     Goodwill ......................................      9,050       4,348
                                                       --------    --------
                                                         28,707      14,119
     Less: Accumulated depreciation
       and amortization ............................    (3,408)       (900)
                                                       --------    --------
                                                       $ 25,299    $ 13,219

Amortization expense associated with goodwill and other intangibles for the years ended December 31, 2000, 1999 and 1998 was $2,481,000, $874,000, $49,000,
respectively.


8.   DEBT

The Company's borrowings consisted of the following:

     (in thousands)                                          December 31,
                                                           ----------------
                                                             2000      1999
                                                           ------    ------
     Short term debt:
     Bank loans
        Current portion of term loan ..................    $4,071    $2,250
        Revolving credit facility .....................     3,147         4
     Current portion of note payable ..................     1,654        --
                                                           ------    ------
                                                           $8,872    $2,254
     Long term debt:
     Bank loans
        Term loan .....................................    $3,554    $7,625
     Note payable .....................................     1,204        --
                                                           ------    ------
                                                           $4,758    $7,625

The NeuroCare acquisition was partially funded through an $11.0 million term loan provided by Fleet. Fleet has also provided a $4.0 million revolving credit facility to fund working capital requirements. The term loan and revolving credit facility (collectively, the "Fleet Credit Facility") generally bear interest at a variable rate that is based upon the prime lending rate charged for commercial loans in the United States. An option is available to the Company to borrow certain portions of the Fleet Credit Facility at variable rates based upon the London Interbank Overnight Rate ("LIBOR"), subject to certain limitations and restrictions. At December 31, 2000 and 1999, respectively, the weighted average interest rate on balances outstanding under the Fleet Credit Facility was 9.8% and 9.5%, respectively.

                                      F13

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEBT, CONTINUED

The Fleet Credit Facility is collateralized by all the assets and ownership interests of various subsidiaries of the company including Integra NeuroCare LLC and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or the Company's other subsidiaries. At December 31, 2000 and 1999, respectively, approximately $20.5 million and $15.6 million of Integra NeuroCare LLC's net assets were restricted under the provisions of the Fleet Credit Facility. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. Effective September 29, 1999 and December 31, 1999, certain of these financial covenants were amended. These amendments did not change any other terms of the Fleet Credit Facility. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these amended financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants.

Term loan repayments are due as follows (in thousands):

     2001 ................................................    $4,071
     2002 ................................................     2,254
     2003 ................................................     1,300
                                                              ------
                                                              $7,625

Notwithstanding the originally scheduled repayments, the term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved. Included in the 2001 amount is approximately $2.1 million of anticipated principal prepayment.

In connection with the purchase of the business, including certain assets and liabilities, of CNS, the Company issued a 5% $2.8 million promissory note to the seller. The promissory note, which is payable in two principal payments of $1.4 million each, plus accrued interest, in January 2001 and 2002, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of the Company's subsidiaries.

9. COMMON AND PREFERRED STOCK

Redeemable Preferred Stock Transactions

The Company is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, of which 2,000,000 shares have been designated as Series A, 120,000 shares have been designated as Series B, and 54,000 shares have been designated as Series C.

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC ("Soros") for $5.4 million, net of issuance costs. The Series C Preferred ranks on a parity with the Company's Series B Convertible Preferred Stock, and is senior to the Company's common stock and all other preferred stock of the Company. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $5.8 million, including a 10% cumulative annual dividend. This liquidation preference is payable upon i) the redemption of the preferred shares at the Company's option, ii) the redemption of the preferred shares in the event of the Company's sale of all or substantially all of its assets or certain mergers or consolidations of the Corporation into or with any other corporation, or iii) a legal liquidation of the Company.

                                      F14

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMON AND PREFERRED STOCK, CONTINUED

The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4.2 million, which has been reflected in the net loss per share applicable to common stock for the year ended December 31, 2000. The beneficial conversion dividend is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants. The warrants issued with the Series C Preferred expire on December 31, 2001.

In connection with the NeuroCare acquisition, the Company issued 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants to purchase 240,000 shares of common stock at $3.82 per share to Soros for $9.9 million, net of issuance costs. The Series B Preferred ranks on a parity with the Series C Preferred, and is senior to the Company's common stock and all other preferred stock of the Company. The Series B Preferred is convertible into 2,617,801 shares of common stock and has a liquidation preference of $11.8 million, including a 10% cumulative annual dividend. This liquidation preference is payable upon i) the redemption of the preferred shares at the Company's option, ii) the redemption of the preferred shares in the event of the Company's sale of all or substantially all of its assets or certain mergers or consolidations of the Corporation into or with any other corporation, or iii) a legal liquidation of the Company. The warrants issued with the Series B Preferred were exercised in March 2001.

Changes in redeemable preferred stock were as follows:

     (in thousands)                          Series B          Series C
                                         ---------------    --------------
                                         Shares   Amount    Shares  Amount
                                         ------   ------    ------  ------
     Balance at December 31, 1998 .....     --   $    --      --   $    --
     Issuance of Series B Preferred ...    100     9,580      --        --
     Accretion of preferred
       stock dividends ................     --       750      --        --
                                           ---   -------     ---   -------
     Balance at December 31, 1999 .....    100    10,330      --        --

     Issuance of Series C Preferred ...     --        --      54     4,183
     Accretion of preferred
       stock dividends ................     --     1,000      --       405
                                           ---   -------     ---   -------
     Balance at December 31, 2000 .....    100   $11,330      --   $ 4,588

Preferred Stock Transactions

During the second quarter of 1998, the Company sold 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") for $4.0 million to Century Medical, Inc. ("CMI"). CMI converted the Series A Preferred into 250,000 shares of the Company's common stock in October 2000. The Series A Preferred paid an annual dividend of $0.16 per share, payable quarterly, and had a liquidation preference of $4.0 million that was payable only upon the liquidation of the Company.

Common Stock Transactions

In September 2000, the Company completed a $5.0 million private placement of 333,334 shares of common stock to ArthroCare Corporation.

                                      F15

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMON AND PREFERRED STOCK, CONTINUED

In September 1998, the Company issued 800,000 shares of common stock and two warrants, each having the right to purchase 150,000 shares of the Company's common stock at $6.00 and $7.00 per share, respectively, to GWC Health, Inc., a subsidiary of Elan Corporation, plc., as consideration for the acquisition of Rystan. Both of these warrants were exercised in October 1999.

Stock Split

The Company's stockholders approved a one-for-two reverse split of the Company's common stock at the annual stockholders meeting held on May 18, 1998. All outstanding common share and per share amounts have been retroactively adjusted to reflect the reverse split.

Stockholders' Rights

As stockholders of the Company, Union Carbide Corporation affiliates of Soros Private Equity Partners LLC, and GWC Health are entitled to certain registration rights. The Company's President and Chief Executive Officer also has demand registration rights under the Restricted Units issued in December 1997 and December 2000 (see Note 10).


10.  STOCK PURCHASE AND AWARD PLANS

Employee Stock Purchase Plan

The Company received stockholder approval for its Employee Stock Purchase Plan ("ESPP") in May 1998. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 500,000 shares of common stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2000, approximately 354,000 shares remain available for purchase under the ESPP.

Stock Option Plans

As of December 31, 2000, the Company had stock options outstanding under six plans, the 1992 Stock Option Plan (the "1992 Plan"), the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1993 Plan"), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1996 Plan"), the 1998 Stock Option Plan (the "1998 Plan"), the 1999 Stock Option Plan (the "1999 Plan") and the 2000 Equity Incentive Plan (the "2000 Plan" and collectively, the "Plans"). No additional options can be granted out of the 1992 Plan and 175,000 shares reserved under the 1992 Plan were cancelled.

The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, and 2,000,000 shares each under the 1999 Plan and the 2000 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan permits the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant, and generally expire six years from the grant date.

                                      F16

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  STOCK PURCHASE AND AWARD PLANS, CONTINUED

For the three years ended December 31, 2000, option activity for all the Plans was as follows:

     (Shares in thousands)                               Weighted
                                                          Average
                                                         Exercise
                                                           Price      Shares
                                                          ------      -----
     Shares Outstanding:
     December 31, 1997 ..............................     $ 7.68      1,541

     Granted ........................................     $ 4.35      1,045
     Exercised ......................................     $ 8.00         (1)
     Cancelled ......................................     $ 8.21       (138)

     December 31, 1998 ..............................     $ 6.26      2,447

     Granted ........................................     $ 5.10      1,757
     Exercised ......................................     $ 4.24        (61)
     Cancelled ......................................     $ 5.56       (352)

     December 31, 1999 ..............................     $ 5.82      3,791

     Granted ........................................     $11.62      1,548
     Exercised ......................................     $ 5.68       (493)
     Cancelled ......................................     $ 6.90       (327)

     December 31, 2000 ..............................     $ 7.74      4,519

     Shares Exercisable:
     December 31, 1998 ..............................     $ 8.45        730
     December 31, 1999 ..............................     $ 6.76      1,422
     December 31, 2000 ..............................     $ 6.27      1,759

     Share available for grant, December 31, 2000 ...                   307

In June 1999, the Company granted fully vested non-qualified stock options with an intrinsic value of $90,000 on the grant date to certain employees for which a corresponding charge was recorded to general and administrative expense. Otherwise, the exercise price of all other stock options granted under the Plans was equal to or greater than the fair market value of the common stock on dates of grant. The weighted average exercise price and fair market value of options granted in 2000, 1999 and 1998 were as follows:

                  Less Than              Equal to            In Excess of
                 Market Price          Market Price          Market Price
            --------------------  --------------------  ---------------------
            Exercise              Exercise              Exercise
              Price   Fair Value    Price   Fair Value    Price    Fair Value
            --------  ----------  --------  ----------  --------   ----------
2000        $   --      $   --     $ 11.61    $  8.20    $   --      $   --
1999        $  3.46     $  3.46    $  5.11    $  3.77    $  7.61     $  0.06
1998        $   --      $   --     $  4.19    $  2.59    $  8.00     $  1.98

                                      F17

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCK PURCHASE AND AWARD PLANS, CONTINUED

The following table summarizes information about stock options outstanding as of December 31, 2000:

                             Options Outstanding             Options Exercisable
                    -------------------------------------   --------------------
Options in thousands               Weighted      Weighted               Weighted
                                    Average       Average                Average
      Range of        As of        Remaining     Exercise     As of     Exercise
  Exercise Prices   12/31/00   Contractual Life    Price     12/31/00     Price
  ---------------   --------   ----------------    -----     --------     -----
  $3.375 - $5.125    1,075         3.9 years     $  3.77        537      $  3.81
  $5.375 - $5.875    1,224         5.6 years     $  5.86        605      $  5.86
  $5.906 - $11.00    1,432         5.5 years     $  8.96        572      $  7.87
  $11.12 - $23.00      788         5.5 years     $ 13.86         45      $ 20.90
                     -----                                    -----
                     4,519                                    1,759

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in grant since 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:

(In thousands)                                   2000        1999        1998
                                               --------    --------    --------
Net loss applicable to common stock ........   $(17,067)   $ (6,796)   $(12,389)
Pro forma net loss applicable
  to common stock ..........................    (20,503)     (9,991)    (15,070)
Basic and diluted net loss per share .......   $  (0.97)   $  (0.40)   $  (0.77)
Pro forma basic and diluted
  net loss per share .......................      (1.17)      (0.59)      (0.93)

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                         2000            1999            1998
                                      ---------        -------         -------
Dividend yield.....................       -0-             -0-             -0-
Expected volatility................       90%             90%             80%
Risk free interest rate............      6.5%            5.4%            5.2%
Expected option lives..............   4.5 years        4 years         4 years

Restricted Units

In December 2000, the Company issued 1,250,000 restricted units ("Restricted Units") under the 2000 Plan as a fully vested equity based bonus to the Company's President and Chief Executive Officer ("Executive") in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company's common stock. In connection with the issuance of the Restricted Units, the Company incurred a non-cash compensation charge of $13.5 million in the fourth quarter of 2000, which is included in general and administrative expenses. The Executive also received 1,000,000 Restricted Units in December 1997, each of which entitles him to receive one share of the Company's common stock. The Restricted Units issued in December 1997 were not issued under any of the Plans.

No other stock-based awards are outstanding under any of the Plans.

                                      F18

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  FINANCIAL INSTRUMENTS

Fair value of the Company's financial instruments are estimated as follows (in thousands):

                                           December 31, 2000   December 31, 1999
                                            Fair    Carrying    Fair    Carrying
                                            Value    Amount     Value    Amount
                                           -------   -------   -------   -------
Nonderivatives:
Cash and cash equivalents ..............   $14,086   $14,086   $19,301   $19,301
Short-term investments .................     1,052     1,052     4,311     4,311
Term loans and revolving
  credit facility ......................    10,772    10,772     9,879     9,879
Note payable ...........................     2,874     2,858        --        --

Fair value represents an estimate of the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair value of cash and cash equivalents and short-term investments were estimated based on market prices. The carrying value of the Company's term loan and borrowings under its revolving credit facility approximate fair value because the interest rates on these financial instruments are reset periodically to reflect current market rates. The carrying value of the 5% note payable issued to the seller of the CNS business was discounted to fair value to reflect a rate that the Company could obtain on similar debt.


12.  LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

In  November   1992,  a  corporation   whose   shareholders   are  trusts  whose
beneficiaries include beneficiaries of the Company's Chairman acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. The lease provides for rent escalations of 10.1% and 8.5% in the years 2002 and 2007, respectively, and expires in October 2012.

The lease agreement related to the Company's research facility in San Diego provides for annual escalations.

In June 2000, the Company signed a five year lease related to certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company's Chairman is a partner and the President. Under the terms of the lease, the Company paid $45,000 to Medicus Corporation during 2000.

In May 1994, the Company entered into a 5 year lease agreement with a related party of the Company's Chairman for a facility in West Chester, Pennsylvania. In January 1998, the Company suspended its operations at this facility and in June 1998, entered into a lease termination agreement related to the facility that required the Company to pay $330,000 for the facility's maintenance, certain operating costs and other commitments through April 1999. Additionally, the Company recorded an asset impairment charge of $145,000 in 1998 related to certain leasehold improvements made at the West Chester facility. This charge was included in general and administrative expense.

                                      F19

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  LEASES, CONTINUED

Future minimum lease payments under operating leases at December 31, 2000 were as follows (in thousands):

                                               Related     Third
                                               Parties    Parties     Total
                                               ------     ------     ------
     2001 ................................     $  300     $1,053     $1,353
     2002 ................................        303        920      1,223
     2003 ................................        321        915      1,236
     2004 ................................        321        737      1,058
     2005 ................................        321        283        604
     Thereafter ..........................      2,075        577      2,652
                                               ------     ------     ------
        Total minimum lease payments .....     $3,641     $4,485     $8,126
                                               ======     ======     ======


Total rental expense for the years ended  December 31, 2000,  1999, and 1998 was
$1,422,000,   $958,000,  and  $780,000,  respectively,  and  included  $255,000,
$219,000, and $267,000 in related party expense, respectively.


13.  INCOME TAXES

The income tax expense (benefit) consisted of the following (in thousands):

                                             2000         1999         1998
                                            -----       -------       -----
     Current:
        Federal ......................      $ 100       $   100       $  --
        State ........................       (131)         (111)         --
        Foreign ......................        139            --          --
                                            -----       -------       -----
     Total current ...................      $ 108       $   (11)      $  --

     Deferred:
        Federal ......................      $  --       $(1,671)      $  --
        State ........................         --          (136)         --
                                            -----       -------       -----
     Total deferred ..................      $  --       $(1,807)      $  --

     Income tax expense (benefit) ....      $ 108       $(1,818)      $  --

The  temporary   differences   which  give  rise  to  deferred  tax  assets  and
(liabilities) are presented below (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

Net operating loss and tax credit carryforwards ........   $ 33,676    $ 36,800
Inventory reserves and capitalization ..................      1,740       1,021
Other ..................................................      8,594       2,615
Depreciation and amortization ..........................         --          --
Deferred revenue .......................................      2,380       2,560
                                                           --------    --------
  Total deferred tax assets before valuation allowance .     46,390      42,996
Valuation allowance ....................................    (44,776)    (41,434)

Depreciation and amortization ..........................     (3,010)     (1,562)
Other ..................................................       (392)       (392)
                                                           --------    --------

Net deferred tax liabilities ...........................   $ (1,788)   $   (392)
                                                           ========    ========

                                      F20

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  INCOME TAXES, CONTINUED

The Company's valuation allowance was provided against the deferred tax assets due to the uncertainty of realization. The net change in the Company's valuation allowance was $3,342,000, $18,000, and $4,380,000 in 2000, 1999, and 1998,
respectively. The 1999 change in valuation allowance includes a non-cash benefit of $1.8 million resulting from the deferred tax liabilities recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000        1999        1998
                                                ------      ------      ------
Federal statutory rate .....................     (34.0%)     (34.0%)     (34.0%)
Increase (reduction) in income
  taxes resulting from:
  State income taxes .......................       3.1%        6.9%         --
  Benefit from sale of state
    net operating loss, net
    of federal effect ......................      (4.3%)      (5.5%)        --
  Foreign taxes booked at
    different rates ........................      (0.5%)        --          --
  Alternative minimum tax,
    net of state benefit ...................       0.9%        1.3%         --
  Nondeductible items ......................       2.1%        7.4%        1.8%
  Other ....................................       2.9%         --          --
  Change in valuation allowance ............      30.8%       (0.2%)      32.2%
                                                ------      ------      ------
Effective tax rate .........................       1.0%      (23.3%)        --
                                                ======      ======      ======

At December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $41.6 million and $18.2 million for federal and state income tax purposes, respectively, to offset future taxable income, if any. The federal and state NOL's expire through 2020 and 2007, respectively. During 2000 and 1999, respectively, the Company recognized a tax benefit of $467,000 and $645,000 from the sale of certain state net operating loss carryforwards through a special program offered by the State of New Jersey.

At December 31, 2000, several of the Company's subsidiaries had unused NOL and tax credit carryforwards arising from periods prior to the Company's ownership. Excluding the Company's Telios Pharmaceuticals, Inc. subsidiary ("Telios")), approximately $9 million of these NOL's for federal income tax purposes expire between 2001 and 2005. The Company's Telios subsidiary has approximately $84 million of net operating losses, which expire between 2002 and 2010. The amount of Telios' net operating loss that is available and the Company's ability to utilize such loss is dependent on the determined value of Telios at the date of acquisition. The Company's has a valuation allowance of $45 million recorded against all deferred tax assets, including the net operating losses, due to the uncertainty of realization. The timing and manner in which these acquired net operating losses may be utilized in any year by the Company are severely limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

                                      F21

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS AND GOVERNMENT GRANTS

The Company has various development, distribution, and license agreements and government grant awards under which it receives payments. Significant agreements and grant awards include the following:

- -    In 1999,  the Company and  Ethicon,  Inc., a division of Johnson & Johnson, signed an  agreement  (the  "Ethicon  Agreement")  providing  Ethicon  with
     exclusive   marketing  and   distribution   rights  to  INTEGRA(R)   Dermal
     Regeneration  Template  worldwide,   excluding  Japan.  Under  the  Ethicon
     Agreement, the Company will continue to manufacture INTEGRA(R) Dermal Regeneration Template and will collaborate with Ethicon to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration. Upon signing the Ethicon Agreement, the Company received a nonrefundable payment from Ethicon of $5.3 million for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA(R) Dermal Regeneration Template and certain other rights. This amount was initially recorded as deferred revenue and is being recognized as revenue in accordance with the Company's revenue recognition policy for nonrefundable, up-front fees received. The unamortized balance of $4.5 million at December 31, 2000 is recorded in deferred revenue, of which $0.5 million is classified as short-term. Additionally, the Ethicon Agreement requires Ethicon to make nonrefundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Dermal Regeneration Template.

     The Ethicon Agreement also provides for annual research funding of $2.0 million for the years 2000 through 2004, after which such funding amounts will be determined based on a formula. Additional funding will be received upon the occurrence of certain clinical and regulatory events and for funding certain expansions of the Company's INTEGRA(R) Dermal Regeneration Template production capacity. In 2000, the Company received $750,000 of event-related payments from Ethicon which were recorded in Other revenue in accordance with the Company's revenue recognition policy.

- -    The Company was awarded a three-year,  $2.0 million  Department of Commerce grant award in April 1998 under the National Institute of Standards and Technology program for continued work on a class of biodegradable polymers licensed from Rutgers University.

- -    In March 1998, the Company entered into a series of agreements with Century
     Medical, Inc ("CMI"), a wholly-owned subsidiary of ITOCHU Corporation, under which CMI is underwriting the costs of the Japanese clinical trials
     and   regulatory   approval   processes   for  certain  of  the   Company's
     neurosurgical products and will distribute these products in Japan. In connection with these agreements, CMI paid the Company a $1.0 million non-refundable, upfront fee as partial reimbursement of research and development costs previously expended by the Company, which was recorded in Other revenue when received in 1998. In connection with the adoption of SAB 101 in 2000, the Company recorded a $470,000 cumulative effect of an accounting change to defer a portion of this up-front fee (see Note 2).

- -    In January 1996,  the Company and  Cambridge  Antibody  Technology  Limited
     ("CAT") entered into an agreement consisting of a license to CAT of certain rights to use anti-TGF-(beta) antibodies for the treatment of fibrotic diseases. The Company will receive royalties upon the sale by CAT of licensed products. In September, 2000, Genzyme General ("Genzyme") and CAT announced a broad collaboration for the development of human anti-TGF-beta monocloncal antibodies, which collaboration would include the use of the intellectual property licensed by the Company from The Burnham Institute ("Burnham"). In return for certain payments to the Company and Burnham, and certain rights to other intellectual property owned by or licensed to CAT, the Company and Burnham transferred various rights to anti-TGF-(beta) antibodies to CAT and Genzyme. The Company received a nonrefundable payment of $720,000 from CAT in connection with this transaction, which was recorded in Other revenue in accordance with the Company's revenue recognition policy.

                                      F22

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  COMMITMENTS AND CONTINGENCIES

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

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (known as "RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury returned a unanimous verdict for the Company, finding that Merck KGaA had infringed and induced the infringement of the Company's patents, and awarded $15,000,000 in damages. On September 29, 2000, the United States District Court for the Southern District of California entered judgment in the Company's favor and against Merck KGaA in the case. In entering the judgment, the court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Various post-trial motions are pending, including requests by Merck KGaA for a new trial or a judgment as a matter of law notwithstanding the verdict, which could have the effect of reducing the judgment or reversing the verdict of the jury. In addition, if the Company wins these post-trial motions, we expect Merck KGaA to appeal various decisions of the Court. No amounts for this favorable verdict have been reflected in the Company's financial statements.

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

                                      F23

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company is also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees or former employees and with respect to our products. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. The Company's financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.


16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations consist of (1) Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care and (2) Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances and distributors.

Selected financial information on the Company's business segments is reported below:

                                          Integra     Integra      Total
                                           Neuro-       Life     Reportable
     (in thousands)                       Sciences    Sciences    Segments
                                          --------    --------    --------

     2000
     ----
     Product sales ....................   $ 44,845    $ 20,142    $ 64,987
     Total revenue ....................     46,045      25,604      71,649
     Operating expenses ...............     39,516      21,670      61,186
     Operating income .................      6,529       3,934      10,463

     Depreciation included in segment
        operating expenses ............      1,457       1,158       2,615

     1999
     ----
     Product sales ....................   $ 22,412    $ 17,635    $ 40,047
     Total revenue ....................     22,662      20,214      42,876
     Operating expenses ...............     25,943      22,274      48,217
     Operating loss ...................     (3,281)     (2,060)     (5,341)

     Depreciation included in segment
        operating expenses ............      1,062         870       1,932

     1998
     ----
     Product sales ....................   $     --    $ 14,182    $ 14,182
     Total revenue ....................      1,027      16,534      17,561
     Operating expenses ...............      2,010      22,443      24,453
     Operating loss ...................       (983)     (5,909)     (6,892)

     Depreciation included in segment
        operating expenses ............         41       1,034       1,075

Product sales and the related cost of product sales between segments are eliminated in computing segment operating results. The Company does not disaggregate nonoperating revenues and expenses nor identifiable assets on a segment basis.

                                      F24

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

A reconciliation of the amounts reported for total reportable segments to the consolidated financial statements is as follows:

     (in thousands)                             2000        1999        1998
                                              --------    --------    --------

     Operating expenses:
     Total reportable segments ............   $ 61,186    $ 48,217    $ 24,453
     Plus: Corporate general and
           administrative expenses ........     19,703       6,165       7,239
           Amortization ...................      2,481         874          49
                                              --------    --------    --------
     Consolidated total operating expenses    $ 83,370    $ 55,256    $ 31,741

     Operating income (loss):
     Total reportable segments ............   $ 10,463    $ (5,341)   $ (6,892)
     Less: Corporate general and
           administrative expenses ........     19,703       6,165       7,239
           Amortization ...................      2,481         874          49
                                              --------    --------    --------
     Consolidated operating loss ..........   $(11,721)   $(12,380)   $(14,180)

Included in corporate general and administrative expenses in 2000 was the $13.5 million stock-based charge recorded in connection with the issuance of the Restricted Units in the fourth quarter of 2000.

Product sales and long-lived assets by major geographic area are summarized below:

                               United              Asia     Other   Consoli-
     (in thousands)            States    Europe   Pacific  Foreign   dated
                               -------   ------   -------  -------  -------

     Product sales:
     2000 ..................   $51,379   $6,759   $4,628   $2,221   $64,987
     1999 ..................    30,982    4,664    3,299    1,102    40,047
     1998 ..................    11,867    1,799      507        9    14,182

     Long-lived assets:
     2000 ..................   $33,428   $6,869   $   --   $   --   $40,297
     1999 ..................    23,447       --       --       --    23,447
     1998 ..................     7,780       --       --       --     7,780

                                      F25

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SELECTED QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share data)                   Fourth
                                                        Quarter     Third Quarter        Second Quarter           First Quarter
                                                       --------  -------------------  ---------------------   ---------------------
                                                                 Previously           Previously              Previously
                                                       Reported   Reported   Restated  Reported    Restated    Reported    Restated
                                                       --------    -------   -------   --------    --------    --------    --------
Year Ended December 31, 2000:
Total revenue ......................................   $ 20,251    $19,559   $19,781   $ 16,915    $ 17,086    $ 14,407    $ 14,531
Cost of product sales ..............................      8,108      7,345     7,504      7,062       7,212       6,592       6,687
Total other operating expenses .....................     24,037     10,258    10,294     10,469      10,462       9,065       9,066
                                                       --------    -------   -------   --------    --------    --------    --------
Operating income (loss) ............................    (11,894)     1,956     1,983       (616)       (588)     (1,250)     (1,222)
Net income (loss) before cumulative
  effect of accounting change ......................    (11,776)     1,717     1,744         84         112      (1,063)     (1,035)
Cumulative effect of accounting change .............         --         --        --         --          --          --        (470)
                                                       --------    -------   -------   --------    --------    --------    --------
Net income (loss) ..................................   $(11,776)   $ 1,717   $ 1,744   $     84    $    112    $ (1,063)   $ (1,505)
Basic net income (loss) per share before
  cumulative effect of accounting change ...........   $  (0.67)   $  0.08   $  0.08   $  (0.02)   $  (0.02)   $  (0.32)   $  (0.32)
Cumulative effect of accounting change .............         --         --        --         --          --          --       (0.03)
                                                       --------    -------   -------   --------    --------    --------    --------
Basic net income (loss) per share ..................   $  (0.67)   $  0.08   $  0.08   $  (0.02)   $  (0.02)   $  (0.32)   $  (0.35)
Diluted net income (loss) per share before
  cumulative effect of accounting change ...........   $  (0.67)   $  0.07   $  0.07   $  (0.02)   $  (0.02)   $  (0.32)   $  (0.32)
Cumulative effect of accounting change .............         --         --        --         --          --          --       (0.03)
                                                       --------    -------   -------   --------    --------    --------    --------
Diluted net income (loss) per share ................   $  (0.67)   $  0.07   $  0.07   $  (0.02)   $  (0.02)   $  (0.32)   $  (0.35)



(In thousands, except per share data)       Fourth Quarter           Third Quarter          Second Quarter          First Quarter
                                        --------------------    --------------------    -------------------    ------------------
                                        Previously              Previously              Previously             Previously
                                         Reported    Restated    Reported    Restated    Reported   Restated    Reported  Restated
                                         --------    --------    --------    --------    --------   --------    -------    -------
Year Ended December 31, 1999:
Total revenue ........................   $ 12,845    $ 12,963    $ 12,127    $ 12,243    $ 12,550   $ 12,681    $ 4,968    $ 4,989
Cost of product sales ................      5,785       5,921       6,051       6,192       7,689      7,842      2,694      2,723
Total other operating expenses .......      8,383       8,365       8,773       8,748       9,693      9,671      5,802      5,794
                                         --------    --------    --------    --------    --------   --------    -------    -------
Operating income (loss) ..............     (1,323)     (1,323)     (2,697)     (2,697)     (4,832)    (4,832)    (3,528)    (3,528)
Net income (loss) ....................   $ (1,277)   $ (1,277)   $ (2,570)   $ (2,570)   $ (4,823)  $ (4,823)   $   886    $   886

Basic net income (loss) per share ....   $  (0.06)   $  (0.06)   $  (0.14)   $  (0.14)   $  (0.23)  $  (0.23)   $  0.02    $  0.02
Diluted net income (loss) per share ..   $  (0.06)   $  (0.06)   $  (0.14)   $  (0.14)   $  (0.23)  $  (0.23)   $  0.02    $  0.02

As the result of the adoption of SEC Staff Accounting Bulletin No. 101 REVENUE RECOGNITION, the Company recorded a $470,000 cumulative effect of an accounting change in the first quarter of 2000 to defer a portion of an up-front licensing fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue in each of the first three quarterly periods in the year ended December 31, 2000 has been restated to reflect an additional $28,000 of amortization related to this licensing fee.

As the result of the adoption of EITF 00-10 ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, we have reclassified shipping and handling fees billed to customers into products sales and the related expenses in cost of product sales for all quarterly periods presented. The adoption of this accounting policy did not affect operating results or net income (loss).

                                      F26

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SUBSEQUENT EVENTS

On March 16, 2001, the Company signed an agreement to acquire all of the stock of GMSmbH ("GMS"), the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System (the "LICOX system"), for approximately $1.2 million in cash and approximately $1.3 million in assumed debt. The LICOX system allows for continuous qualitative regional monitoring of dissolved oxygen in body fluids and tissues. Prior to the acquisition of GMS, the Integra NeuroSciences division served as the distributor of the LICOX system in the United States and the United Kingdom. The acquisition is expected to close in the second quarter of 2001.

                                      F27

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 23, 2001, (except for Note 18, as to which the date is March 16,
2001) appearing in the 2000 Annual Report on Form 10-K of Integra LifeSciences Holdings Corporation and Subsidiaries (the "Company") also included an audit of the financial statement schedules listed in the index in Item 14 of this Form 10-K. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed more fully in Note 2 to the Company's consolidated financials, the Company has restated its 1999 consolidated financial statements to account for a redemption feature included in the Series B Convertible Preferred Stock ("Series B Preferred") issued in March 1999. In the accompanying condensed financial information appearing on Schedule I, the carrying value of the Series B Preferred, which was previously presented as a component of stockholders' equity, has been reclassified as redeemable preferred stock, outside of stockholders' equity, at December 31, 1999. The restatement of the 1999 condensed financial information had no effect on net loss, net loss per share, total assets or total liabilities.


PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 23, 2001


                                      F28

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I

                                 BALANCE SHEETS

In thousands
                                                               December 31,
                                                         ----------------------
                                                                      Restated
                                                                    (See Note 1)
                                                               2000        1999
                                                          ---------  ----------
ASSETS
- ------

Investments in and advances to
  consolidated Subsidiaries ............................  $  53,781   $  37,989
                                                          ---------   ---------
Total assets ...........................................  $  53,781   $  37,989
                                                          =========   =========

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------

Redeemable preferred stock:
  Series B Convertible; $.01 par value; 100 shares
    issued and outstanding at December 31, 2000 and
    1999; $11,750 including a 10% annual cumulative
    dividend liquidation preference ....................     11,330      10,330
  Series C Convertible; $.01 par value; 54 shares
    issued and outstanding at December 31, 2000,
    $5,805 including a 10% annual cumulative
    dividend liquidation preference ....................      4,588          --
                                                          ---------   ---------
 Total redeemable preferred stock ......................     15,918      10,330

 Stockholders' Equity:
  Preferred stock; $.01 par value; 0 and 500
    Series A Convertible shares issued and
    outstanding at December 31, 2000 and 1999 ..........         --           5
  Common stock; $.01 par value; 60,000 authorized
    shares; 17,334 and 16,131 issued and outstanding
    at December 31, 2000 and 1999 ......................        173         161
   Additional paid-in capital ..........................    144,218     122,011
   Treasury stock, at cost; 20 and 1 shares at
     December 31, 2000 and 1999, respectively ..........       (180)         (7)
   Other ...............................................        (66)       (143)
   Accumulated other comprehensive loss ................       (553)        (64)
   Accumulated deficit .................................   (105,729)    (94,304)
                                                          ---------   ---------
      Total stockholders' equity .......................     37,863      27,659
                                                          ---------   ---------
  Total liabilities, redeemable preferred stock and
    stockholders' equity ...............................  $  53,781   $  37,989
                                                          =========   =========

See notes to consolidated financial statements

                                      F29

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS



In thousands, except per share amounts               Years Ended December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  --------   -------   --------
Equity in loss of consolidated Subsidiaries ....  $(11,425)  $(5,966)  $(12,342)
                                                  --------   -------   --------

Net loss .......................................  $(11,425)  $(5,966)  $(12,342)
                                                  ========   =======   ========

Basic and diluted loss per share ...............  $  (0.97)  $ (0.40)  $  (0.77)
                                                  ========   =======   ========


See notes to consolidated financial statements

                                      F30

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                           December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  --------   --------   -------
(in thousands)

INVESTING ACTIVITIES:

Net capital contribution to consolidated
  Subsidiaries .................................  $(13,379)  $(12,279)  $(3,762)
                                                  --------   --------   -------
Cash flows used in investing activities ........   (13,379)   (12,279)   (3,762)


FINANCING ACTIVITIES:
Proceeds from sales of preferred stock and
  warrants .....................................      5,375      9,942     4,000
Proceeds from the issuance of
  common stock .................................     5,000         --        --
Proceeds from exercise of common
  stock purchase warrants ......................        50      1,950        --
Proceeds from stock issued under
  employee benefit plans .......................     3,156        467        95
Purchases of treasury stock ....................      (170)        --      (286)
Collection of related party
  note receivable ..............................        35         --        --
Preferred dividends paid .......................       (67)       (80)      (47)
                                                  --------   --------   -------
Net cash provided by financing activities ......    13,379     12,279     3,762


Net increase (decrease) in cash and
  cash equivalents .............................        --         --        --

Cash and cash equivalents at beginning
  of period ....................................        --         --        --
                                                  --------   --------   -------

Cash and cash equivalents at end of period .....  $     --   $     --   $    --
                                                  ========   ========   =======

See notes to consolidated financial statements

                                      F31

Notes to Financial Statement Schedule

1.   Redeemable Preferred Stock

     As described in Note 9 to the Integra LifeSciences Holdings Corporation (the "Company") consolidated financial statements, the Company issued 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants in March 1999. In the accompanying condensed financial information appearing on Schedule I, the 1999 financial statements have been restated to account for certain redemption features of the Series B Preferred. The carrying value of the Series B Preferred, which was previously presented as a component of stockholders' equity, has been reclassified as redeemable preferred stock, outside of stockholders' equity. The restatement of the 1999 financial statements for the Series B Preferred had no effect on net loss or net loss per share, total assets or total liabilities.

     The following table sets forth the overall effect of the restatement on the Registrant's stockholders' equity at December 31, 1999 (in thousands):

     Stockholders' equity prior to the restatement.........  $ 37,989
     Stockholders' equity after the restatement ...........  $ 27,659

2. The Registrant did not receive any cash dividends from its consolidated subsidiaries in any period presented.

3. The Registrant's investments in and advances to subsidiaries are recorded using the equity method of accounting.

                                      F32

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II


Column A                               Column B                Column C                Column D       Column E

                                      Balance at       Charged to       Charged                      Balance at
                                      Beginning        Costs and        to Other                       End of
Description                           Of Period         Expenses       Accounts(1)    Deductions       Period
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
- ----------------------------

Allowance for doubtful accounts...     $  944           $  489           $   30         $ (460)        $1,003

Inventory reserves................      3,137              892              903         (1,512)         3,420


Year ended December 31, 1999
- ----------------------------

Allowance for doubtful accounts...     $  354           $  406           $  216         $  (32)        $  944

Inventory reserves................        525            2,159            1,614         (1,161)         3,137


Year ended December 31, 1998
- ----------------------------

Allowance for doubtful accounts...     $  390           $   76           $   15         $ (127)        $  354

Inventory reserves................      1,126              522               29         (1,152)           525

(1)  Amounts recorded to goodwill in connection with acquisitions

                                      F33