Form 10-Q
period 2001-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2001-05-15
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
☒ - Yes  ☐ - No

As of May 11, 2001 the registrant had outstanding 17,694,043 shares of
Common Stock, $.01 par value.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except per share amounts
	March 31, 2001	December 31, 2000
		(Restated – see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$15,392	$14,086
Short-term investments	3,982	1,052
Accounts receivable, net of allowances of $902 and $1,003	12,647	13,087
Inventories	18,509	16,508
Prepaid expenses and other current assets	1,937	1,484
Total current assets	52,467	46,217
Property, plant, and equipment, net	11,173	11,599
Goodwill and other intangible assets, net	24,378	25,299
Other assets	3,061	3,399
Total assets	$91,079	$86,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$9,150	$8,872
Accounts payable, trade	3,651	3,363
Income taxes payable	1,233	1,200
Customer advances and deposits	3,213	823
Deferred revenue	1,879	1,675
Accrued expenses and other current liabilities	5,349	5,107
Total current liabilities	24,475	21,040

Long-term debt	3,121	4,758
Deferred revenue	4,543	4,728
Deferred income taxes	1,717	1,788
Other liabilities	349	419
Total liabilities	34,205	32,733

Commitments and contingencies

Stockholders' Equity:
Preferred stock; $0.01 par value; 15,000 authorized shares; 100 Series B Convertible shares issued and outstanding at March 31, 2001 and December 31, 2000, $12,000 including a 10% annual cumulative dividend liquidation preference; 54 Series C Convertible shares issued and outstanding at March 31, 2001 and December 31, 2000, $5,940 including a 10% annual cumulative dividend liquidation preference	2	2
Common stock; $0.01 par value; 60,000 authorized shares; 17,658 and 17,334 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	177	173
Additional paid-in capital	161,564	160,134
Treasury stock, at cost; 20 shares at March 31, 2001 and December 31, 2000	(180)	(180)
Other	(58)	(66)
Accumulated other comprehensive loss	(898)	(553)
Accumulated deficit	(103,733)	(105,729)
Total stockholders' equity	56,874	53,781
Total liabilities and stockholders' equity	$91,079	$86,514

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
REVENUES
Product sales	$20,284	$13,332
Other revenue	1,400	1,199

Total revenue	21,684	14,531

COSTS AND EXPENSES
Cost of product sales	8,594	6,687
Research and development	2,073	1,890
Selling and marketing	4,751	2,949
General and administrative	3,204	3,747
Amortization	680	480

Total costs and expenses	19,302	15,753

Operating income (loss)	2,382	(1,222)

Other income (expense), net	(140)	249

Net income (loss) before income taxes	2,242	(973)

Provision for income taxes	246	62

Net income (loss) before accounting change	1,996	(1,035)

Cumulative effect of accounting change	—	(470)

Net income (loss)	$1,996	$(1,505)

Basic net income (loss) per share:
Before accounting change	$0.08	$(0.32)
Cumulative effect of accounting change	$—	$(0.03)
Basic net income (loss) per share	$0.08	$(0.35)

Diluted net income (loss) per share:
Before accounting change	$0.07	$(0.32)
Cumulative effect of accounting change	$—	$(0.03)
Diluted net income (loss) per share	$0.07	$(0.35)

Weighted average common shares outstanding
Basic	19,618	17,224
Diluted	21,849	17,224

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)
	Three Months Ended March 31,
	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$1,996	$(1,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,431	1,082
Gain on sale of product line and investments	—	(326)
Other	(11)	24
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	393	(353)
Inventories	(2,212)	104
Prepaid expenses and other current assets	(99)	(31)
Non-current assets	301	(221)
Accounts payable, accrued expenses and other liabilities	342	734
Customer advances and deposits	2,390	(801)
Deferred revenue	19	33
Net cash provided by (used in) operating activities	4,550	(1,260)

INVESTING ACTIVITIES:
Proceeds from sale of product line and other assets	—	150
Proceeds from sale/maturity of investments	—	15,072
Purchases of available-for-sale investments	(2,891)	(10,601)
Cash used in business acquisition, net of cash acquired	—	(4,075)
Purchases of property and equipment	(396)	(1,351)
Net cash used in investing activities	(3,287)	(805)

FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	770	97
Repayment of term loan	(625)	(375)
Repayment of note payable	(1,540)	—
Proceeds from sale of preferred stock	—	5,375
Proceeds from exercised stock options and warrants	1,434	1,053
Preferred dividends paid	—	(20)
Net cash provided by financing activities	39	6,130

Effect of exchange rate changes on cash	4	—
Net increase in cash and cash equivalents	1,306	4,065
Cash and cash equivalents at beginning of period	14,086	19,301
Cash and cash equivalents at end of period	$15,392	$23,366

Non-cash investing activities:
Note issued in a business acquisition	$—	$2,654

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.          Basis of Presentation

In the opinion of management, the March 31 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

As of December 31, 2000, the Company had provided a $44.8 million valuation allowance against its consolidated deferred tax asset due to the uncertainty of its realization. Because the Company has generated taxable income during recent quarters, management is continuing to reassess the potential realizability of this asset through the generation of future taxable income. The recognition of the deferred tax asset could affect the Company’s income tax provision in the near term.

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

The Company has restated the balance sheet amounts as of December 31, 2000 in this report for the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred”) and Series C Convertible Preferred Stock (“Series C Preferred” and collectively, the “Series B and Series C Preferred”). The carrying value of the Series B and Series C Preferred, which was presented outside of stockholders’ equity as redeemable preferred stock, has been reclassified as preferred stock within stockholders’ equity. The restatement of the 2000 financial statements for the Series B and Series C Preferred had no effect on the Company’s net loss or net loss per share, total assets or total liabilities. The following table sets forth the overall effect of the restatement on the Company’s financial statements at December 31, 2000 (in thousands):

	Redeemable Preferred Stock	Stockholders’ Equity
Balance prior to the restatement	$15,918	$37,863
Balance after the restatement	—	53,781

After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount of the Series B and Series C Preferred should be reflected in stockholders’ equity. The historical balance sheet amounts set forth herein reflect the Series B and Series C Preferred as permanent equity. The Company is in the process of restating its 2000 financial statements on Form 10-K to return to the prior treatment of the Series B and Series C Preferred as permanent equity.

Certain other prior year amounts have been reclassified to conform with the current year’s presentation.

2.          New Accounting Pronouncements

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition (the "SAB"). As the result of the adoption of the SAB, the Company recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured and recorded as of January 1, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 133, as amended by Statement No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company’s adoption of Statement No. 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.

3.          Income (Loss) per Share

Basic and diluted net income (loss) per share for the three months ended March 31 were as follows:

	2001	2000
(In thousands)
Net income (loss)	$1,996	$(1,505)
Dividends on Preferred Stock	(385)	(270)
Beneficial conversion feature on Preferred Stock	—	(4,170)
Net income (loss) available to common stock	$1,611	$(5,945)

Average number of shares outstanding:
Basic	19,618	17,224
Effect of dilutive stock options and warrants	2,231	—
Diluted	21,849	17,224

Net income (loss) per share:
Basic	$0.08	$(0.35)
Diluted	$0.07	$(0.35)

Options to purchase 146,000 shares of common stock and preferred stock convertible into 3,218,000 shares of common stock at March 31, 2001 were not included in the computation of diluted net income per share for the three months ended March 31, 2001 because their effect would have been antidilutive. The exercise price of the options ranged from $13.88 to $20.75, which was in excess of the average market price of the common stock for the period. Options and warrants to purchase 3,732,600 shares of common stock and preferred stock convertible into 3,468,000 shares of common stock at March 31, 2000 were not included in the computation of diluted net loss per share for the three months ended March 31, 2000 because their effect would have been antidilutive.

In connection with the issuance of 54,000 shares of Series C Preferred and common stock warrants in March 2000, the Company reflected a $4.2 million nonrecurring, non-cash dividend related to the beneficial conversion feature of the Series C Preferred in the calculation of net loss per share applicable to common stock for the three month period ended March 31, 2000. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock  warrants.

4.          Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31 was as follows:

	2001	2000
(In thousands)
Net income (loss)	$1,996	$(1,505)
Unrealized gains (loss) on investments	(14)	124
Foreign currency translation adjustment	(331)	—
Comprehensive income (loss)	$1,651	$(1,381)

5.          Inventories

Inventories consist of the following:

	March 31, 2001	December 31, 2000
(In thousands)
Raw materials	$6,734	$5,805
Work-in process	3,450	3,825
Finished goods	8,325	6,878
	$18,509	$16,508

6.          Stockholders’ Equity

In March 2001, warrants to purchase 240,000 shares of common stock at $3.82 per share were exercised, for which the Company received proceeds of $916,800.

7.          Segment and Geographic Reporting

The Company's reportable business segments consist of the Integra NeuroSciences division, which is a leading provider of implants, devices and monitors used in neurosurgery, neurotrauma, and related critical care, and the Integra LifeSciences division, which develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology, which are used to treat soft-tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances and distributors. The Company has reclassified certain items within its segments to conform to the current methodology for determining segment profitability. These reclassifications were not material and did not change the basic nature of the business segments. Selected financial information on the Company's business segments is reported below (in thousands):

	Integra	Integra	Total
	Neuro-	Life	Reportable
	Sciences	Sciences	Segments

(in thousands)

First quarter ended March 31, 2001
Product sales	$14,477	$5,807	$20,284
Total revenue	14,755	6,929	21,684
Operating expenses	11,353	5,202	16,555
Operating income	3,402	1,727	5,129

Depreciation included in segment operating expenses	417	298	715

First quarter ended March 31, 2000
Product sales	$8,820	$4,512	$13,332
Total revenue	9,098	5,433	14,531
Operating expenses	8,015	4,703	12,718
Operating income	1,083	730	1,813

Depreciation included in segment operating expenses	260	285	545

A reconciliation of the amounts reported for total reportable segments to the consolidated financial statements is as follows:

(in thousands)
	First Quarter Ended March 31,
	2001	2000
Operating expenses:
Total reportable segments	$16,555	$12,718
Plus: Corporate general and administrative expenses	2,067	2,555
Amortization	680	480
Consolidated total operating expenses.	$19,302	$15,753
Operating income (loss):
Total reportable segments	$5,129	$1,813
Less: Corporate general and administrative expenses	2,067	2,555
Amortization	680	480
Consolidated operating income (loss)..	$2,382	$(1,222)

Product sales by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Total
(in thousands)

First quarter 2001	$15,931	$2,384	$1,115	$854	$20,284
First quarter 2000	10,587	1,080	1,270	395	13,332

8.          Subsequent Events

On April 4, 2001, the Company acquired all of the outstanding stock of GMSmbH, the German manufacturer of the LICOX® Brain Tissue Oxygen Monitoring System, for $2.9 million, of which $2.3 million was paid at closing. Prior to the acquisition, the Company’s Integra NeuroSciences division had exclusive marketing rights to the LICOX® products in the United States and certain other markets. Revenues of the acquired GMS business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX® products in Germany and to various international distributors, including Integra.

On April, 27, 2001, the Company acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.6 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron® ultrasonic surgical aspirator console and a broad line of related handpieces. The Dissectron® product is the leading ultrasonic surgical system in France. The Dissectron® product has United States FDA 510(k) clearance for neurosurgical applications and CE Mark Certification in the European Union. Revenues of the acquired business were approximately $1.5 million in 2000.

On May 4, 2001, the Company notified the holders of the 100,000 shares of Series B Preferred of its intention to redeem these shares on June 29, 2001 for $12.3 million. The holders of the Series B Preferred have the right to convert their shares into common stock prior to this redemption. Because the conversion price of $3.82 per share is substantially below the current market value of the Company’s common stock, we expect that the holders of the Series B Preferred will convert their shares into common stock, although there can no assurance in this regard. The Series B Preferred shares are convertible into 2,617,801 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Certain items within the Company’s business segments have been reclassified to conform to the current methodology for determining segment profitability. These reclassifications were not material and did not change the basic nature of the business segments.

As a result of the acquisition of the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. (“CNS”) in January 2000 and the acquisition of certain product lines and a manufacturing and distribution facility from NMT Medical (“NMT”) in April 2000, the Company's segment financial results for the three months ended March 31, 2001 and 2000 may not be directly comparable.

The Company has restated the balance sheet amounts as of December 31, 2000 in this report for the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred”) and Series C Convertible Preferred Stock (“Series C Preferred” and collectively, the “Series B and Series C Preferred”). The carrying value of the Series B and Series C Preferred, which was presented outside of stockholders’ equity as redeemable preferred stock, has been reclassified as preferred stock within stockholders’ equity. The restatement of the 2000 financial statements for the Series B and Series C Preferred had no effect on the Company’s net loss or net loss per share, total assets or total liabilities. The following table sets forth the overall effect of the restatement on the Company’s financial statements at December 31, 2000 (in thousands):

	Redeemable Preferred Stock	Stockholders’ Equity

Balance prior to the restatement	$15,918	$37,863
Balance after the restatement	—	53,781

After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount of the Series B and Series C Preferred should be reflected in stockholders’ equity. The historical balance sheet amounts set forth herein reflect the Series B and Series C Preferred as permanent equity. The Company is in the process of restating its 2000 financial statements on Form 10-K to return to the prior treatment of the Series B and Series C Preferred as permanent equity.

Results of Operations

Product Sales and Gross Margins on Product Sales:

	Three Months Ended March 31,
	2001	2000
Integra NeuroSciences:
- Neuro intensive care unit	$6,532	$5,532
- Neuro operating room	7,945	3,288
Total product sales	14,477	8,820
Cost of product sales	5,637	4,178
Gross margin on product sales	8,840	4,642
Gross margin percentage	61%	53%

Integra LifeSciences:
- Private label products	3,216	2,488
- Distributed products	2,591	2,024
Total product sales	5,807	4,512
Cost of product sales	2,957	2,509
Gross margin on product sales	2,850	2,003
Gross margin percentage	49%	44%

Total product sales	$20,284	$13,332
Consolidated gross margin percentage	58%	50%

In the first quarter of 2001, total revenues increased $7.2 million, or 49%, over the first quarter of 2000 to $21.7 million. Revenue growth was led by a $7.0 million increase in product sales to $20.3 million, a 52% increase over the first quarter of 2000. Included in this increase was $2.8 million in sales of acquired NMT product lines. Sales in the Integra NeuroSciences division increased $5.7 million to $14.5 million in the first quarter of 2001, and included $2.3 million in sales of acquired NMT product lines. Contributing to the strong organic growth of $3.4 million in the Integra NeuroSciences division were increased sales of the DuraGen® Dural Graft Matrix, the Company’s intracranial monitoring and cranial access products for the neuro intensive care unit and hydrocephalus management products. Gross margin on Integra NeuroSciences’ product sales increased 8 percentage points to 61% in the first quarter of 2001 through an improved sales mix of higher margin products, including the DuraGen® product and acquired product lines. The gross margin reported for the first quarter of 2000 was reduced by 1 percentage point relating to fair value inventory purchase accounting adjustments recorded in connection with the CNS acquisition.

Future product sales in the Integra NeuroSciences division are expected to benefit from organic growth in the division’s existing product lines and the recent launch of the LICOX® Brain Tissue Oxygen Monitoring System and the Ventrix® True Tech Tunneling Catheter for intracranial pressure monitoring.

Sales of Integra LifeSciences division products increased $1.3 million to $5.8 million in the first quarter of 2001 primarily because of organic growth in the Company’s private label products and $0.5 million in sales of acquired NMT product lines. Sales of private label products can vary significantly from quarter to quarter and are dependent upon the efforts of our strategic marketing partners. Gross margin on Integra LifeSciences’ product sales increased 5 percentage points to 49% in the first quarter of 2001 primarily as a result of a more favorable sales mix.

Other revenue, which increased $0.2 million to $1.4 million in the first quarter of 2001, consisted of $0.9 million of research and development funding from strategic partners and government grants, $0.3 million of royalty income, and $0.2 million of license and distribution revenues.

Research and development expenses were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Integra NeuroSciences	$688	$503
Integra LifeSciences	1,385	1,387
Total	$2,073	1,890

In the Integra NeuroSciences division, research and development expenses increased as compared to the first quarter of 2000 as a result of the ongoing Phase III clinical trials on the peripheral nerve conduit that were initiated in the second quarter of 2000 and the completion of development activities related to the Ventrix® True Tech Catheter.

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

Selling and marketing expenses were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Integra NeuroSciences	$4,238	$2,444
Integra LifeSciences	513	505
Total	$4,751	$2,949

Integra NeuroSciences selling and marketing expenses increased $1.8 million as compared to the first quarter of 2000 primarily because of the increase in the direct sales force in the United States throughout 2000 and into 2001 from 18 to 44 neurospecialists. Additional increases were related to a distribution facility located in the United Kingdom that was acquired in the NMT acquisition.

Within the Integra LifeSciences division, product sales and marketing activities are primarily the responsibility of our strategic marketing partners and distributors.

General and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Integra NeuroSciences	$790	$890
Integra LifeSciences	347	302
Corporate	2,067	2,555
Total	$3,204	$3,747

The $0.5 million decrease in corporate general and administrative expenses was primarily the result of decreased legal fees associated with the conclusion of the Merck KGaA patent infringement trial at the end of the first quarter of 2000.

Other income (expense), net includes the following:

	Three Months Ended March 31,
	2001	2000
Interest expense	$(285)	$(280)
Interest income	207	291
Gain on sale of product line	—	115
Gain on sales of investments	—	176
Other, net	(62)	(53)
Total	$(140)	$249

The provision for income taxes increased $184,000 in the first quarter of 2001 to $246,000, or 11% of pre-tax net income, which is the Company’s anticipated effective rate for the year ended December 31, 2001.

Net income for the first quarter of 2001 was $2.0 million, or $0.07 per share. Net loss for the first quarter of 2000 was $1.5 million, or $0.35 per share. The net loss per share for the first quarter of 2000 includes the $4.2 million beneficial conversion feature associated with the issuance of convertible preferred stock and common stock warrants in March 2000, which is treated as a non-cash dividend in computing per share earnings. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the convertible preferred stock, after taking into account the value assigned to the warrants. Included in the first quarter net loss of $1.5 million was a $0.5 million cumulative effect of an accounting change, $0.1 million of fair value inventory purchase accounting adjustments, and a $0.1 million gain on the sale of a product line. Excluding these items and the $4.2 million beneficial conversion feature associated with the convertible preferred stock, the loss per share for the first quarter of 2000 would have been $0.08.

International Product Sales and Operations

In the first quarter of 2001, sales to customers outside the United States totaled $4.4 million, or 21% of consolidated product sales, of which approximately 55% were to Europe. Of this amount, $1.3 million of these sales were generated in foreign currencies from our subsidiary based in Andover, England. Our  international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar.

In the first quarter of 2000, sales to customers outside the United States totaled $2.7 million, or 20% of consolidated product sales, of which approximately 39% were to Europe.

We seek to increase our presence in international markets, particularly in Europe, through acquisitions of businesses with an existing international sales and marketing infrastructure or the capacity to develop such an infrastructure. The Company acquired operations in Germany and France with the acquisitions of GMS and Satelec Medical in April 2001.

Liquidity and Capital Resources

To date, the Company has experienced significant cumulative operating losses. Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Recently, however, the Company has substantially reduced its cash burn rate and, in the first quarter of 2001, generated positive operating cash flows of $4.5 million. Included in operating cash flows was a $2.2 million use of cash due to inventory growth and a $1.9 million source of cash from a prepayment relating to the second quarter of 2001 from our strategic alliance with Johnson & Johnson Ethicon.

At March 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $19.4 million and $12.3 million in short and long-term debt.

The Company’s principal uses of funds during the first quarter of 2001 were $2.2 million of debt repayments and $0.4 million in purchases of property and equipment. Principal sources of funds were $4.5 million of positive operating cash flow, $0.8 million of proceeds from short-term borrowings, and $1.4 million from the issuance of common stock.

The Company maintains a term loan and revolving credit facility from Fleet Capital Corporation (collectively, the "Fleet Credit Facility"), which is collateralized by all of the assets and ownership  interests of various of our subsidiaries including Integra NeuroCare LLC, and NeuroCare Holding  Corporation (the parent company of Integra NeuroCare LLC) has  guaranteed Integra NeuroCare LLC's obligations.  Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility,  including significant restrictions on its ability to transfer funds to the Company or its other subsidiaries and restrictions on its ability to borrow more money. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth,  and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While the Company anticipates that Integra  NeuroCare LLC will be able to satisfy the requirements of these financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants.  The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved.  In April 2001, Integra NeuroCare LLC prepaid approximately $2.0 million in principal as a result of such provisions in addition to the scheduled quarterly principal payment.

In the short-term, the Company believes that it has sufficient resources to fund its operations. However, in the longer-term, there can be no assurance that the Company will be able to generate sufficient revenues to sustain positive operating cash flows or profitability or to find acceptable alternatives to finance future acquisitions.

Other Matters

As of December 31, 2000, the Company had provided a $44.8 million valuation allowance against its consolidated deferred tax asset due to the uncertainty of its realization. Because the Company has generated taxable income during recent quarters, management is continuing to reassess the potential realizability of this asset through the generation of future taxable income. The recognition of the deferred tax asset could affect the Company’s income tax provision in the near term.

On May 4, 2001, the Company notified the holders of the 100,000 shares of Series B Preferred of its intention to redeem these shares on June 29, 2001 for $12.3 million. The holders of the Series B Preferred have the right to convert their shares into common stock prior to this redemption. Because the conversion price of $3.82 per share is substantially below the current market value of the Company’s common stock, we expect that the holders of the Series B Preferred will convert their shares into common stock, although there can no assurance in this regard. The Series B Preferred shares are convertible into 2,617,801 shares of common stock.

Forward-Looking Statements

We have made statements in this report, including statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” which constitute forward-looking statements  within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 23, 2001, investment affiliates of Soros Private Equity Partners LLC exercised warrants to purchase 240,000 shares of the Company’s common stock at $3.82 per share. The Company received proceeds of $916,800 upon the issuance of these shares.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between George W. McKinney, III and the Company dated February 22, 2001

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 15, 2001	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date:	May 15, 2001	/s/ David B. Holtz
David B. Holtz
Senior Vice President, Finance and Treasurer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between George W. McKinney, III and the Company dated February 22, 2001