Form 10-K/A
period 2000-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2001-05-24
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED COMMISSION FILE NO. 0-26224
                                DECEMBER 31, 2000

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             51-0317849
-------------------------------                            ---------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

     311C ENTERPRISE DRIVE
    PLAINSBORO, NEW JERSEY                                         08536
-------------------------------                            ---------------------
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

EXPLANATORY NOTE

The 2000 and 1999 consolidated financial statements contained in this Amended Annual Report on Form 10-K/A have been restated solely as a result of the reclassification of the Company's Series B and Series C Convertible Preferred Stock (collectively, the "Series B and Series C Preferred") from redeemable preferred stock to stockholders' equity. The effects of these restatements are to increase stockholders' equity by $15.9 million and $10.3 million at December 31, 2000 and 1999, respectively, to the following amounts (in thousands):


                                                   December 31,
                                                2000          1999
                                                ----          ----
Before restatement........................    $37,863       $27,659
After restatement.........................     53,781        37,989

The carrying amount of the Series B and Series C Preferred was originally reported in stockholders' equity in the consolidated financial statements included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 1999 through September 30, 2000 and in the Annual Report on Form 10-K for the year ended December 31, 1999. However, because of certain redemption features of the Series B and Series C Preferred, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock at December 31, 2000 in the Company's Annual Report on Form 10-K. After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount should be reflected in stockholders' equity, consistent with its original classification. Accordingly, the Quarterly Reports on Form 10-Q for the period March 31, 1999 through September 30, 2000 will not be amended.

These restatements had no effect on the Company's net loss or net loss per share, total assets or total liabilities for the years ended December 31, 2000 or 1999.

For additional information, see Note 2 to the consolidated financial statements.

This report should be read in conjunction with our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2001, which is incorporated by reference herein.


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

- BioPatch(R)                  Anti-microbial          Marketed   Ethicon, Inc.
                               wound dressing

Orthopedics:

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


                                                                                      YEARS ENDED DECEMBER 31,
                                                                    2000          1999          1998          1997          1996
                                                                  --------      --------      --------      --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data (1):
Product sales .................................................   $ 64,987      $ 40,047      $ 14,182      $ 14,103      $ 11,300
Other revenue .................................................      6,662         2,829         3,379           745         1,938
                                                                  --------      --------      --------      --------      --------
   Total revenue ..............................................     71,649        42,876        17,561        14,848        13,238
Cost of product sales .........................................     29,511        22,678         7,580         7,184         6,808
Research and development ......................................      7,524         8,893         8,424         6,406         6,294
Selling and marketing .........................................     15,371         9,487         5,901         5,405         4,263
General and administrative (2) ................................     28,483        13,324         9,787        14,764         5,320
Amortization ..................................................      2,481           874            49            --            --
                                                                  --------      --------      --------      --------      --------
   Total costs and expenses ...................................     83,370        55,256        31,741        33,759        22,685
Operating loss ................................................    (11,721)      (12,380)      (14,180)      (18,911)       (9,447)
Interest income (expense), net ................................       (473)          294         1,250         1,771         1,799
Gain on disposition of product line ...........................      1,146         4,161            --            --            --
Other income ..................................................        201           141           588           176           120
                                                                  --------      --------      --------      --------      --------
Net loss before income taxes ..................................    (10,847)       (7,784)      (12,342)      (16,964)       (7,528)
Income tax expense (benefit) (3) ..............................        108        (1,818)           --            --            --
                                                                  --------      --------      --------      --------      --------

Net loss before cumulative effect of accounting change ........    (10,955)       (5,966)      (12,342)      (16,964)       (7,528)

Cumulative effect of accounting change (4) ....................       (470)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
Net loss ......................................................   $(11,425)     $ (5,966)     $(12,342)     $(16,964)     $ (7,528)
                                                                  ========      ========      ========      ========      ========

Basic and diluted net loss per share before cumulative
     effect of accounting change ..............................   $  (0.95)     $  (0.40)     $  (0.77)     $  (1.15)     $   (.54)
Accounting change .............................................   $  (0.02)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
Basic and diluted net loss per share ..........................   $  (0.97)     $  (0.40)     $  (0.77)     $  (1.15)     $   (.54)
                                                                  ========      ========      ========      ========      ========
Weighted average common shares outstanding ....................     17,553        16,802        16,139        14,810        14,057
                                                                  ========      ========      ========      ========      ========

Pro Forma Data (5):
Total revenue .................................................   $ 71,649      $ 42,974      $ 16,993      $ 14,848      $ 13,238
Net loss ......................................................    (10,955)       (5,868)      (12,910)      (16,964)       (7,528)
Basic and diluted net loss per share ..........................   $  (0.95)     $  (0.40)     $  (0.80)     $  (1.15)     $   (.54)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                    2000          1999          1998          1997           1996
                                                                  --------      --------      --------      --------      --------
                                                                                RESTATED  (IN THOUSANDS)
Balance Sheet Data (1):
Cash, cash equivalents and short-term
  investments .................................................   $ 15,138      $ 23,612      $ 20,187      $ 26,272      $ 34,276
Working capital ...............................................     25,177        28,014        23,898        29,407        37,936
Total assets ..................................................     86,514        66,253        34,707        38,356        48,741
Long-term debt ................................................      4,758         7,625            --            --            --
Accumulated deficit ...........................................   (105,729)      (94,304)      (88,287)      (75,945)      (58,981)
Total stockholders' equity ....................................     53,781        37,989        31,366        35,755        46,384

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


The 2000 and 1999 consolidated financial statements contained in this Amended Annual Report on Form 10-K/A have been restated solely as a result of the reclassification of the Company's Series B and Series C Convertible Preferred Stock (collectively, the "Series B and Series C Preferred") from redeemable preferred stock to stockholders' equity. The effects of these restatements are to increase stockholders' equity by $15.9 million and $10.3 million at December 31, 2000 and 1999, respectively, to the following amounts (in thousands):

                                                   December 31,
                                                2000          1999
                                                ----          ----
Before restatement........................    $37,863       $27,659
After restatement.........................     53,781        37,989

The carrying amount of the Series B and Series C Preferred was originally reported in stockholders' equity in the consolidated financial statements included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 1999 through September 30, 2000 and in the Annual Report on Form 10-K for the year ended December 31, 1999. However, because of certain redemption features of the Series B and Series C Preferred, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock at December 31, 2000 in the Company's Annual Report on Form 10-K. After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount should be reflected in stockholders' equity, consistent with its original classification. Accordingly, the Quarterly Reports on Form 10-Q for the period March 31, 1999 through September 30, 2000 will not be amended.

These restatements had no effect on the Company's net loss or net loss per share, total assets or total liabilities for the years ended December 31, 2000 or 1999.

This report should be read in conjunction with our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2001, which is incorporated by reference herein.

For additional information, see Note 2 to the consolidated financial statements.

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

Sales in the Integra LifeSciences division increased $3.5 million, or 24%, in 1999. An increase of $3.9 million from sales of distributed product lines acquired in 1998 and 1999 was offset by a decrease of $2.1 million of sales of INTEGRA(R) Dermal Regeneration Template through Ethicon in 1999. The remainder of the increase in 1999 relates to organic sales growth in existing product lines. Excluding fair value inventory purchase accounting adjustments, which reduced reported 1998 gross margins by 2 percentage points, adjusted gross margins on Integra LifeSciences product sales decreased 1 percentage point to 48% in 1999. The decline in adjusted gross margins in 1999 was related to the lower gross margins on sales of the INTEGRA(R) Dermal Regeneration Template through Ethicon.

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

Number           Description                                          Location
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

Number           Description                                          Location
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

Number           Description                                          Location
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

10.17    2000 Equity Incentive Plan* (23)                           (Exh. 10.17)

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

Number           Description                                          Location
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

21       Subsidiaries of the Company (23)                              (Exh. 21)

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

(23) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.

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

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of May, 2001.


                                       INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                              By: /s/ Stuart M. Essig
                                              -----------------------------
                                              Stuart M. Essig
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 24th day of May, 2001.


         Signature                                  Title

/s/ Stuart M. Essig                 President, Chief Executive Officer
--------------------------------    and Director
Stuart M. Essig                     (Principal Executive Officer)

/s/ George W. McKinney, III         Executive Vice President, Chief
--------------------------------    Operating Officer and Director
George W. McKinney, III, Ph.D.

/s/ David B. Holtz                  Senior Vice President, Finance and Treasurer
--------------------------------    (Principal Financial and Accounting
David B. Holtz                      Officer)

/s/ Richard E. Caruso               Chairman of the Board
--------------------------------
Richard E. Caruso, Ph.D.

/s/ Keith Bradley                   Director
--------------------------------
Keith Bradley, Ph.D.

/s/ Neal Moszkowski                 Director
--------------------------------
Neal Moszkowski

/s/ James M. Sullivan               Director
--------------------------------
James M. Sullivan

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

As discussed more fully in Note 2 to the consolidated financial statements, the Company has restated its 2000 and 1999 consolidated financial statements to account for the redemption features of the Series B and Series C Convertible Preferred Stock ("Series B and Series C Preferred") issued in March 1999 and March 2000, respectively. The carrying value of the Series B and Series C Preferred, which was previously presented as redeemable preferred stock, outside of stockholders' equity, has been reclassified as a component of stockholders' equity. The restatement of the 2000 and 1999 consolidated financial statements had no effect on the Company's net loss, net loss per share, total assets or total liabilities.

As discussed more fully in Note 2 to the consolidated financial statements, the Company changed its method of accounting for nonrefundable fees received under its various research, license and distribution agreements.



PRICEWATERHOUSECOOPERS LLP


Florham Park, New Jersey
February 23, 2001, except for Note 18,
as to which the date is March 16, 2001,
and Note 2, as to which the date is
May 14, 2001


                                       F1

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

                                                              December 31,
                                                        -----------------------
                                                              Restated
                                                             (See Note 2)
 ASSETS                                                    2000         1999
                                                        ---------    ---------
Current Assets:
  Cash and cash equivalents ........................    $  14,086    $  19,301
  Short-term investments ...........................        1,052        4,311
  Accounts receivable, net of allowances
    of $1,003 and $944 .............................       13,087        8,365
  Inventories ......................................       16,508       10,111
  Prepaid expenses and other current assets ........        1,484          718
                                                        ---------    ---------
      Total current assets .........................       46,217       42,806
 Property, plant, and equipment, net ...............       11,599        9,699
 Goodwill and other intangible assets, net .........       25,299       13,219
 Other assets ......................................        3,399          529
                                                        ---------    ---------
Total assets .......................................    $  86,514    $  66,253
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ..................................    $   8,872    $   2,254
  Accounts payable, trade ..........................        3,363          994
  Income taxes payable .............................        1,200          643
  Customer advances and deposits ...................          823        3,901
  Deferred revenue .................................        1,675        1,460
  Accrued expenses and other current liabilities ...        5,107        5,540
                                                        ---------    ---------
      Total current liabilities ....................       21,040       14,792

 Long-term debt ....................................        4,758        7,625
 Deferred revenue ..................................        4,728        5,049
 Deferred income taxes .............................        1,788          392
 Other liabilities .................................          419          406
                                                        ---------    ---------
Total liabilities ..................................       32,733       28,264

Commitments and contingencies

Stockholders' Equity:

  Preferred stock; $0.01 par value; 15,000
     authorized shares; 0 and 500 Series A
     Convertible shares issued and
     outstanding at December 31, 2000 and
     1999, respectively; 100 Series B
     Convertible shares issued and
     outstanding at December 31, 2000 and
     1999, $11,750 including a 10% annual
     cumulative dividend liquidation
     preference; 54 Series C Convertible
     shares issued and outstanding at
     December 31, 2000, $5,805 including a
     10% annual cumulative dividend
     liquidation preference.........................            2            6

  Common stock; $.01 par value;
    60,000 authorized shares;
    17,334 and 16,131 issued and
    outstanding at December 31, 2000
    and 1999 .......................................          173          161
  Additional paid-in capital .......................      160,134      132,340
  Treasury stock, at cost; 20 and 1 shares
    at December 31, 2000 and 1999, respectively ....         (180)          (7)
  Other ............................................          (66)        (143)
  Accumulated other comprehensive loss .............         (553)         (64)
  Accumulated deficit ..............................     (105,729)     (94,304)
                                                        ---------    ---------
    Total stockholders' equity .....................       53,781       37,989
                                                        ---------    ---------
 Total liabilities
    and stockholders' equity .......................    $  86,514    $  66,253
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

The accompanying notes are an integral part of these consolidated financial statements

                                      F4

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In thousands

                                                                                                    Accumu-
                                                       Preferred                                     lated
                                    Common Stock         Stock                 Additional           Compre-
                                   ---------------   -------------- Treasury    Paid-In             hensive  Accumulated     Total
                                   Shares   Amount   Shares   Amount  Stock     Capital     Other     Loss     Deficit      Equity
                                   ------   ------   ------    ----   -----    ---------    -----    -----    ---------    --------
Balance, December 31, 1997 .....   14,952   $  150       --    $ --   $  --    $ 111,877    $(301)   $ (26)   $ (75,945)   $ 35,755
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --      (12,342)    (12,342)
Unrealized losses
  on investments ...............       --       --       --      --      --           --       --      (14)          --         (14)
Issuance of Series A
  Preferred Stock ..............       --       --      500       5      --        3,995       --       --           --       4,000
Issuance of common stock under
  employee benefit plans .......       31       --       --      --      --           95       --       --           --          95
Common stock and warrants
  issued in connection with a
  business acquisition .........      800        8       --      --      --        3,878       --       --           --       3,886
Unearned compensation
  related to non-employee
  stock options ................       --       --       --      --      --          145     (145)      --           --          --
Amortization of unearned
  compensation .................       --       --       --      --      --           --      263       --           --         263
Warrant issued for services
  rendered .....................       --       --       --      --      --           56       --       --           --          56
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (47)      --       --           --         (47)
Purchases of treasury stock ....       --       --       --      --    (286)          --       --       --           --        (286)

Balance, December 31, 1998 .....   15,783      158      500       5    (286)     119,999     (183)     (40)     (88,287)     31,366
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --       (5,966)     (5,966)
Unrealized losses on
  investments..................        --       --       --      --      --           --       --       (24)         --         (24)
Issuance of Series B
  Preferred Stock and warrants..       --       --      100       1       --       9,941       --       --           --       9,942
Issuance of common stock under
  employee benefit plans .......       48       --       --      --     264          203       --       --          (51)        416
Warrants exercised for cash ....      300        3       --      --      --        1,947       --       --           --       1,950
Issuance of stock in
  settlement of obligation .....       --       --       --      --      15           --       --       --           --          15
Unearned compensation related
  to non-employee stock options        --       --       --      --      --          241     (241)      --           --          --
Amortization of unearned
  compensation .................       --       --       --      --      --           --      281       --           --         281
Compensation recorded in
  connection with stock
  options granted to employees .       --       --       --      --      --           89       --       --           --          89
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (80)      --       --           --         (80)
Balance, December 31, 1999 .....   16,131      161      600       6      (7)     132,340     (143)     (64)     (94,304)     37,989
                                   ======   ======   ======    ====   =====    =========    =====    =====    =========    ========

Net loss .......................       --       --       --      --      --           --       --       --      (11,425)    (11,425)
Unrealized losses on
  investments ..................       --       --       --      --      --           --       --      (32)          --         (32)
Foreign currency translation
  adjustment ...................       --       --       --      --      --           --       --     (457)          --        (457)
Issuance of Series C Preferred
    Stock and warrants .........       --       --       54       1      --        5,374       --       --           --       5,375
Conversion of Series A
  Preferred Stock ..............      250        3     (500)     (5)     --            2       --       --           --          --
Private placement of
  common stock .................      333        3       --      --      --        4,997       --       --           --       5,000
Issuance of common stock under
  employee benefit plans .......      564        6       --      --      --        3,201       --       --           --       3,207
Warrants exercised for cash ....       11       --       --      --      --           50       --       --           --          50
Issuance of stock in
  settlement of obligation .....       45       --       --      --      --          641       --       --           --         641
Amortization of unearned
  compensation .................       --       --       --      --      --           --       72       --           --          72
Tax benefit related to
  stock options ................       --       --       --      --      --           51       --       --           --          51
Issuance of Restricted Units ...       --       --       --      --      --       13,515       --       --           --      13,515
Unearned compensation
  related to non-employee
  stock options ................       --       --       --      --      --           30      (30)      --           --          --
Dividends paid on Series A
  Preferred Stock ..............       --       --       --      --      --          (67)      --       --           --         (67)
Purchases of treasury stock ....       --       --       --      --    (173)          --       --       --           --        (173)
Collection of related party
  note receivable ..............       --       --       --      --      --           --       35       --           --          35

Balance, December 31, 2000 .....   17,334   $  173      154    $  2   $(180)   $ 160,134    $ (66)   $(553)   $(105,729)   $ 53,781
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

Preferred Stock

As described in Note 9, the Company issued 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants in March 1999 and 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred" and, collectively, the "Series B and Series C Preferred") and warrants in March 2000. The Company has restated its 2000 and 1999 financial statements to account for the redemption features of the Series B and Series C Preferred. The carrying value of the Series B and Series C Preferred, which was previously presented as redeemable preferred stock, outside of stockholders' equity, has been reclassified as a component of stockholders equity. The effect of these restatements are to increase stockholders' equity by $15.9 million and $10.3 million at December 31, 2000 and 1999, respectively, to the following amounts (in thousands):

                                                   December 31,
                                                2000          1999
                                                ----          ----
Before restatement........................    $37,863       $27,659
After restatement.........................     53,781        37,989

After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount should be reflected in stockholders' equity.

These restatements had no effect on the Company's net loss or net loss per share, total assets or total liabilities for the years ended December 31, 2000 or 1999.


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

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000        1999        1998
                                                ------      ------      ------
Federal statutory rate .....................     (34.0%)     (34.0%)     (34.0%)
Increase (reduction) in income
  taxes resulting from:
  State income taxes .......................       3.1%        6.9%         --
  Benefit from sale of state
    net operating loss, net
    of federal effect ......................      (4.3%)      (5.5%)        --
  Foreign taxes booked at
    different rates ........................      (0.5%)        --          --
  Alternative minimum tax,
    net of state benefit ...................       0.9%        1.3%         --
  Nondeductible items ......................       2.1%        8.2%        1.8%
  Other ....................................       2.9%         --          --
  Change in valuation allowance ............      30.8%       (0.2%)      32.2%
                                                ------      ------      ------
Effective tax rate .........................       1.0%      (23.3%)        --
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

                                      F27

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 23, 2001, (except for Note 18, as to which the date is March 16, 2001, and Note 2, as to which the date is May 14, 2001) appearing in the 2000 Annual Report on Form 10-K/A of Integra LifeSciences Holdings Corporation and Subsidiaries (the "Company") also included an audit of the financial statement schedules listed in the index in Item 14 of this Form 10-K/A. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed more fully in Note 2 to the Company's consolidated financial statements, the Company has restated its 2000 and 1999 consolidated financial statements to account for the redemption features of the Series B and Series C Convertible Preferred Stock ("Series B and Series C Preferred") issued in March 1999 and March 2000, respectively. In the accompanying condensed financial information appearing on Schedule I, the carrying value of the Series B and Series C Preferred, which was previously presented as redeemable preferred stock, outside of stockholders' equity, has been reclassified as a component of stockholders' equity. The restatement of the 2000 and 1999 condensed financial information had no effect on net loss, net loss per share, total assets or total liabilities.


PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 23, 2001, except
for Note 1, as to which the
date is May 14, 2001



                                      F28

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   SCHEDULE I

                                 BALANCE SHEETS

In thousands

                                                               December 31,
                                                         ----------------------
                                                                      Restated
                                                                    (See Note 1)
                                                               2000        1999
                                                          ---------  ----------
ASSETS
------

Investments in and advances to
  consolidated Subsidiaries ............................  $  53,781   $  37,989
                                                          ---------   ---------
Total assets ...........................................  $  53,781   $  37,989
                                                          =========   =========
 Stockholders' Equity:

 Preferred stock; $0.01 par value; 15,000
    authorized shares; 0 and 500 Series A
    Convertible shares issued and
    outstanding at December 31, 2000 and
    1999, respectively; 100 Series B
    Convertible shares issued and
    outstanding at December 31, 2000 and
    1999, $11,750 including a 10% annual
    cumulative dividend liquidation
    preference; 54 Series C Convertible
    shares issued and outstanding at
    December 31, 2000, $5,805 including a
    10% annual cumulative dividend
    liquidation preference..............................          2           6
  Common stock; $.01 par value; 60,000 authorized
    shares; 17,334 and 16,131 issued and outstanding
    at December 31, 2000 and 1999 ......................        173         161
   Additional paid-in capital ..........................    160,134     132,340
   Treasury stock, at cost; 20 and 1 shares at
     December 31, 2000 and 1999, respectively ..........       (180)         (7)
   Other ...............................................        (66)       (143)
   Accumulated other comprehensive loss ................       (553)        (64)
   Accumulated deficit .................................   (105,729)    (94,304)
                                                          ---------   ---------
      Total stockholders' equity .......................     53,781      37,989
                                                          ---------   ---------

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
                                                  ========   ========   =======

See notes to consolidated financial statements

                                      F31

Notes to Financial Statement Schedule

1. As described in Note 9 to the Integra LifeSciences Holdings Corporation (the "Company") consolidated financial statements, the Company issued 100,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") and warrants in March 1999 and 54,000 shares of Series C Convertible Preferred Stock ("Series C Preferred" and, collectively, the "Series B and Series C Preferred") and warrants in March 2000. In the accompanying condensed financial information appearing on Schedule I, the 2000 and 1999 financial statements have been restated to account for the redemption features of the Series B and Series C Preferred. The carrying value of the Series B and Series C Preferred, which was previously presented as redeemable preferred stock, outside of stockholders' equity, has been reclassified as a component of stockholders equity. The effect of these restatements are to increase stockholders' equity by $15.9 million and $10.3 million at December 31, 2000 and 1999, respectively, to the following amounts (in thousands):

                                                        December 31,
                                                     2000          1999
                                                     ----          ----
     Before restatement........................    $37,863       $27,659
     After restatement.........................     53,781        37,989

     After further consideration, the Company has determined that the redemption features of the Series B and Series C Preferred are within the control of the Company and therefore, the carrying amount should be reflected in stockholders' equity.

     These restatements had no effect on the Company's net loss or net loss per share, total assets or total liabilities for the years ended December 31, 2000 or 1999.

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

                                      F32

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II


Column A                               Column B                Column C                Column D       Column E

                                      Balance at       Charged to       Charged                      Balance at
                                      Beginning        Costs and        to Other                       End of
Description                           Of Period         Expenses       Accounts(1)    Deductions       Period
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
----------------------------

Allowance for doubtful accounts...     $  944           $  489           $   30         $ (460)        $1,003

Inventory reserves................      3,137              892              903         (1,512)         3,420


Year ended December 31, 1999
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