Form 10-Q
period 2001-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2001-08-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                          311 ENTERPRISE DRIVE
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

   AS OF AUGUST 13, 2001 THE REGISTRANT HAD OUTSTANDING 25,590,875 SHARES OF
                         COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
  and December 31, 2000                                                        3

Consolidated Statements of Operations for the three and
  six months ended June 30, 2001 and 2000 (Unaudited)                          4

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001 and 2000 (Unaudited)                                           5

Notes to Unaudited Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   13


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 6.  Exhibits and Reports on Form 8-K                                     22


SIGNATURES                                                                    23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


In thousands, except per share amounts

                                                        June 30,    December 31,
                                                          2001         2000
                                                        ---------   -----------
                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ..........................  $   8,602     $  14,086
  Short-term investments .............................      3,053         1,052
  Accounts receivable, net of allowances of
    $1,512 and $1,003 ................................     15,032        13,087
  Inventories ........................................     22,651        16,508
  Prepaid expenses and other current assets ..........      1,106         1,484
                                                        ---------     ---------
      Total current assets ...........................     50,444        46,217
 Property, plant, and equipment, net .................     11,537        11,599
 Goodwill and other intangible assets, net ...........     29,558        25,299
 Other assets ........................................      2,654         3,399
                                                        ---------     ---------
Total assets .........................................  $  94,193     $  86,514
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt ....................................  $   7,189     $   8,872
  Accounts payable, trade ............................      3,601         3,363
  Income taxes payable ...............................      1,266         1,200
  Customer advances and deposits .....................      2,358           823
  Deferred revenue ...................................        967         1,675
  Accrued expenses and other current liabilities .....      6,764         5,107
                                                        ---------     ---------
      Total current liabilities ......................     22,145        21,040

 Long-term debt ......................................      2,514         4,758
 Deferred revenue ....................................      4,358         4,728
 Deferred income taxes ...............................      2,278         1,788
 Other liabilities ...................................        376           419
                                                        ---------     ---------
Total liabilities ....................................     31,671        32,733

Commitments and contingencies

Stockholders' Equity:
  Preferred stock; $0.01 par value; 15,000 authorized
    shares; 0 and 100 Series B Convertible shares
    issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively; 54 Series C
    Convertible shares issued and outstanding at
    June 30, 2001 and December 31, 2000, $6,075
    including a 10% annual cumulative dividend
    liquidation preference ...........................          1             2
  Common stock; $0.01 par value; 60,000 authorized
    shares; 20,745 and 17,334 issued and outstanding
    at June 30, 2001 and December 31, 2000,
    respectively .....................................        207           173
  Additional paid-in capital .........................    164,707       160,134
  Treasury stock, at cost; 20 shares at June 30, 2001
    and December 31, 2000 ............................       (180)         (180)
  Other ..............................................        (51)          (66)
  Accumulated other comprehensive loss ...............     (1,191)         (553)
  Accumulated deficit ................................   (100,971)     (105,729)
                                                        ---------     ---------
    Total stockholders' equity .......................     62,522        53,781
                                                        ---------     ---------
 Total liabilities and stockholders' equity ..........  $  94,193     $  86,514
                                                        =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     -------------------------
                                                         2001              2000            2001          2000
                                                         ----              ----            ----          ----
REVENUES

Product sales ....................................      $21,385          $15,827         $41,669       $29,159
Other revenue ....................................        1,535            1,259           2,935         2,458
                                                        -------          -------         -------       -------
         Total revenues ..........................       22,920           17,086          44,604        31,617

COSTS AND EXPENSES

Cost of product sales.............................        8,310            7,212          16,904        13,899
Research and development .........................        1,837            2,004           3,910         3,894
Selling and marketing ............................        5,269            3,904          10,020         6,853
General and administrative .......................        3,319            3,884           6,523         7,631
Amortization .....................................          729              670           1,409         1,150
                                                        -------          -------         -------       -------
         Total costs and expenses ................       19,464           17,674          38,766        33,427

Operating income (loss)...........................        3,456             (588)          5,838        (1,810)

Interest income ..................................          108              141             315           432
Interest expense .................................         (222)            (320)           (507)         (600)
Gain on disposition of product line ..............          --             1,031             --          1,146
Other income (expense), net ......................         (151)               9            (213)          132
                                                        -------          -------         -------       -------
Income (loss) before income taxes ................        3,191              273           5,433          (700)
Income tax expense ...............................          429              161             675           223
                                                        -------          -------         -------       -------
Income (loss) before accounting change............        2,762              112           4,758          (923)
Cumulative effect of accounting change............          --               --              --           (470)
                                                        -------          -------         -------       -------
Net income (loss) ................................      $ 2,762          $   112         $ 4,758       $(1,393)
                                                        =======          =======         =======       =======

Earnings (loss) per share:

   Basic net income (loss) per share before
     accounting change............................      $  0.12          $ (0.02)        $  0.20       $ (0.33)
   Accounting change..............................          --               --              --          (0.03)
                                                        -------          -------         -------       -------
   Basic net income (loss) per share                    $  0.12          $ (0.02)        $  0.20       $ (0.36)

   Diluted net income (loss) per share before
     accounting change............................      $  0.10          $ (0.02)        $  0.18       $ (0.33)
   Accounting change..............................          --               --              --          (0.03)
                                                        -------          -------         -------       -------
   Diluted net income (loss) per share                  $  0.10          $ (0.02)        $  0.18       $ (0.36)

Weighted average common shares outstanding:
   Basic..........................................       20,245           17,341          19,931        17,282
   Diluted........................................       25,049           17,341          22,211        17,282

               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------

OPERATING ACTIVITIES:

    Net income (loss) ....................................  $  4,758   $ (1,393)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization .....................     2,855      2,444
       Gain on sale of product line ......................        --     (1,146)
       Other, net ........................................        82       (211)
       Changes in assets and liabilities, net of
       business acquisitions:
          Accounts receivable ............................    (1,492)    (1,147)
          Inventories ....................................    (5,406)    (1,761)
          Prepaid expenses and other current assets ......       605         28
          Non-current assets .............................       642       (561)
          Accounts payable, accrued expenses and
          other liabilities ..............................       520         11
          Customer advances and deposits .................     1,535     (1,364)
          Deferred revenue ...............................    (1,115)         7
                                                            --------   --------
       Net cash provided by (used in) operating
       activities ........................................     2,984     (5,093)
                                                            --------   --------
INVESTING ACTIVITIES:

    Proceeds from sale of product line and
    other assets .........................................        --      1,600
    Proceeds from sale/maturity of investments ...........     1,000     16,072
    Purchases of available-for-sale investments ..........    (2,891)   (14,928)
    Cash used in business acquisition,
    net of cash acquired .................................    (5,899)   (15,712)
    Purchases of property and equipment ..................    (1,168)    (2,223)
                                                            --------   --------
       Net cash used in investing activities .............    (8,958)   (15,191)
                                                            --------   --------
FINANCING ACTIVITIES:

    Net proceeds from revolving credit facility ..........       747      1,008
    Repayments of term loan ..............................    (3,203)    (1,000)
    Repayment of note payable ............................    (1,540)        --
    Proceeds from sale of preferred stock ................        --      5,375
    Proceeds from stock option and warrant exercises .....     4,533      1,429
    Treasury stock purchases .............................        --       (130)
    Collection of related party note receivable ..........        --         36
    Preferred dividends paid .............................        --        (40)
                                                            --------   --------
       Net cash provided by financing activities .........       537      6,678
                                                            --------   --------

Effect of exchange rate changes on cash and
cash equivalents .........................................       (47)       (19)

Net decrease in cash and cash equivalents ................    (5,484)   (13,625)

Cash and cash equivalents at beginning of period .........    14,086     19,301
                                                            --------   --------
Cash and cash equivalents at end of period ...............  $  8,602   $  5,676
                                                            ========   ========

Non-cash investing and financing activities:

     Business acquisition costs accrued in liabilities ...  $    716   $    634
     Note issued in a business acquisition ...............        --      2,654

               The accompanying notes are an integral part of the
                       consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

In the opinion of management, the June 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

As of December 31, 2000, the Company had provided a $44.8 million valuation allowance against its consolidated deferred tax asset due to the uncertainty of its realization. Because the Company has generated taxable income during recent quarters, management is continuing to reassess the potential realizability of this asset through the generation of future taxable income. The recognition of the deferred tax asset could affect the Company's income tax provision in the near term.

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K/A.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.   ACQUISITIONS

On April 27, 2001, the Company acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.8 million in cash, of which $3.6 million was paid at closing. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. The Dissectron(R) product has United States FDA 510(k) clearance for neurosurgical applications and CE Mark Certification in the European Union. Revenues of the acquired business were approximately $1.5 million in 2000.

On April 4, 2001, the Company acquired GMSmbH, the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System, for $2.9 million. The purchase price consisted of $2.3 million in cash paid at closing, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company's Integra NeuroSciences division had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. Revenues of the acquired business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX(R) products in Germany and to various international distributors, including Integra.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The preliminary allocation of the purchase price for these acquisitions resulted in approximately $6.2 million of acquired intangible assets and residual goodwill, which are being amortized on a straight-line basis over lives ranging from 5 to 15 years.

The following unaudited pro forma financial information assumes that the acquisitions had occurred as of the beginning of each period (in thousands, except per share data):

                                                       For the Six Months
                                                         Ended June 30,
                                                        2001        2000
                                                      -------     -------
       Total revenue .............................    $45,018     $32,940
       Net income(loss) ..........................      4,556      (1,777)

       Net income (loss) per share:
          Basic ..................................    $  0.19     $ (0.38)
          Diluted.................................    $  0.17     $ (0.38)

The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


3.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (Statement 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized through December 31, 2001 for all calendar year companies. After December 31, 2001, such goodwill and indefinite lived intangible assets will cease being amortized. Management is reviewing the impact of these two statements on the Company's consolidated financial statements.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company's adoption of Statement No. 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position.

4.   INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the periods ended June 30 were as follows:

(In thousands, except per share amounts)

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ---------------------------       -------------------------
                                                        2001            2000            2001             2000
                                                      -------         --------         -------          -------
Basic net income (loss) per share:
  Net income (loss) ..............................    $ 2,762         $    112         $ 4,758          $(1,393)
  Dividends on preferred stock ...................       (371)            (405)           (756)            (675)
  Beneficial conversion feature preferred stock...        --               --              --            (4,170)
                                                      -------         --------         -------          -------
    Net income (loss) applicable to common stock..    $ 2,391         $   (293)        $ 4,002          $(6,238)

    Basic net income (loss) per share ............    $  0.12         $  (0.02)        $  0.20          $ (0.36)
                                                      =======         ========         =======          =======

Diluted net income (loss) per share:
  Net income (loss) ..............................    $ 2,762         $    112         $ 4,758          $(1,393)
  Dividends on preferred stock ...................       (135)            (405)           (756)            (675)
  Beneficial conversion feature preferred stock...        --               --              --            (4,170)
                                                      -------         --------         -------          -------
    Net income (loss) applicable to common stock..    $ 2,627         $   (293)        $ 4,002          $(6,238)

    Diluted net income (loss) per share ..........    $  0.10         $  (0.02)        $  0.18          $ (0.36)
                                                      =======         ========         =======          =======

Weighted average shares outstanding:
    Basic.........................................     20,245           17,341          19,931           17,282
    Effect of dilutive securities:
        Options and warrants......................      2,330              --            2,280              --
        Preferred stock...........................      2,474              --              --               --
                                                      -------         --------         -------          -------
    Diluted.......................................     25,049           17,341          22,211           17,282
                                                      =======         ========         =======          =======

For the three and six month periods ended June 30, 2001, the Series C Preferred Stock convertible into 600,000 shares of common stock was not included in the computation of diluted net income per share because its effect would have been antidilutive. Prior to its conversion on June 26, 2001, the Series B Preferred Stock convertible into 2,617,800 shares of common stock was not included in the computation of diluted net income per share for the six months ended June 30, 2001 because its effect would have been antidilutive. Options and warrants to purchase 4,365,816 shares of common stock and preferred stock convertible into 3,467,800 shares of common stock at June 30, 2000 were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2000 because their effect would have been antidilutive.

In connection with the issuance of 54,000 shares of Series C Preferred and common stock warrants in March 2000, the Company reflected a $4.2 million nonrecurring, non-cash dividend related to the beneficial conversion feature of the Series C Preferred in the calculation of net loss per share applicable to common stock for the six month period ended June 30, 2000. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants.

5.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods ended June 30 was as follows:

(In thousands)

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ---------------------------       -------------------------
                                                        2001             2000            2001             2000
                                                      --------         --------        --------         --------
    Net income (loss) .........................       $ 2,762          $   112         $ 4,758          $(1,393)
    Foreign currency translation adjustment....          (414)            (338)           (745)            (338)
    Unrealized gain (loss) on investments .....            26               (7)             12              117
    Reclassification for Other than temporary
       decline in value of available for sale
       securities..............................            95               --              95              --
                                                      --------         --------        --------         --------
    Comprehensive income (loss) ...............       $ 2,469          $  (233)        $ 4,120          $(1,614)
                                                      ========         ========        ========         ========

6.   INVENTORIES

Inventories consist of the following:
                                                      June 30,      December 31,
                                                        2001            2000
                                                      --------        --------
(In thousands)
   Raw materials..............................         $ 7,248        $ 5,805
   Work-in process............................           4,361          3,825
   Finished goods.............................          11,042          6,878
                                                       -------        -------
                                                       $22,651        $16,508
                                                       =======        =======

7.   STOCKHOLDERS' EQUITY

In March 2001, warrants to purchase 240,000 shares of common stock at $3.82 per share were exercised, for which the Company received proceeds of $916,800.

On June 26, 2001, all of the holders of the Company's Series B Preferred stock converted their 100,000 shares of Series B Preferred Stock into 2,617,800 shares of common stock.

8.   SEGMENT AND GEOGRAPHIC REPORTING

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

                                          Integra     Integra      Total
                                           Neuro-       Life     Reportable
                                          Sciences    Sciences    Segments
                                          --------    --------    --------
                                                   (in thousands)
     Three months ended June 30, 2001
     ----
     Product sales ....................   $ 15,724    $  5,661    $ 21,385
     Total revenue ....................     16,002       6,918      22,920
     Operating expenses ...............     12,295       4,667      16,962
     Operating income .................      3,707       2,251       5,958

     Depreciation included in segment
        operating expenses ............        373         257         630

     Three months ended June 30, 2000
     ----
     Product sales ....................   $ 11,138    $  4,689    $ 15,827
     Total revenue ....................     11,416       5,670      17,086
     Operating expenses ...............      9,792       4,902      14,694
     Operating income .................      1,624         768       2,392

     Depreciation included in segment
        operating expenses ............        299         326         625

     Six months ended June 30, 2001
     ----
     Product sales ....................   $ 30,203    $ 11,466    $ 41,669
     Total revenue ....................     30,759      13,845      44,604
     Operating expenses ...............     23,648       9,869      33,517
     Operating income .................      7,111       3,976      11,087

     Depreciation included in segment
        operating expenses ............        790         519       1,309

     Six months ended June 30, 2000
     ----
     Product sales ....................   $ 19,958    $  9,201    $ 29,159
     Total revenue ....................     20,514      11,103      31,617
     Operating expenses ...............     17,807       9,605      27,412
     Operating income .................      2,707       1,498       4,205

     Depreciation included in segment
        operating expenses ............        559         611       1,170

A reconciliation of the amounts reported for total reportable segments to the consolidated financial statements is as follows:

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                2001            2000          2001            2000
                                              --------        --------      --------        --------
                                                                  (in thousands)
  Operating expenses:
  Total reportable segments ............      $ 16,962        $ 14,694      $ 33,517        $ 27,412
  Plus: Corporate general and
           administrative expenses .....         1,773           2,310         3,840           4,865
        Amortization ...................           729             670         1,409           1,150
                                              --------        --------      --------        --------
  Consolidated total operating expenses.      $ 19,464        $ 17,674      $ 38,766        $ 33,427

  Operating income (loss):
  Total reportable segments ............      $  5,958        $  2,392        11,087           4,205
  Less: Corporate general and
           administrative expenses .....         1,773           2,310         3,840           4,865
        Amortization ...................           729             670         1,409           1,150
                                              --------        --------      --------        --------
  Consolidated operating income (loss)..      $  3,456        $   (588)     $  5,838        $ (1,810)

Product sales consisted of the following:
                                              Three Months Ended June 30,
                                                  2001           2000
                                                --------       --------
                                                     (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit..........     $  6,811       $  5,549
        Neuro operating room...............        8,913          5,589
                                                --------       --------
        Total product sales................       15,724         11,138

     Integra LifeSciences:
        Private label products.............        3,330          2,713
        Distributed products...............        2,331          1,976
                                                --------       --------
        Total product sales................        5,661          4,689

     Consolidated product sales............     $ 21,385       $ 15,827


                                               Six Months Ended June 30,
                                                  2001           2000
                                                --------       --------
                                                     (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit..........     $ 13,344       $ 11,081
        Neuro operating room...............       16,859          8,877
                                                --------       --------
        Total product sales................       30,203         19,958

     Integra LifeSciences:
        Private label products.............        6,773          5,434
        Distributed products...............        4,693          3,767
                                                --------       --------
        Total product sales................       11,466          9,201

     Consolidated product sales............     $ 41,669       $ 29,159

Product sales by major geographic area are summarized below:

                                          United                   Asia       Other
                                          States      Europe     Pacific     Foreign      Total
                                         --------    --------    --------    --------    --------
(in thousands)

Three months ended June 30, 2001.....    $ 16,819    $  2,330    $  1,390    $    846    $ 21,385
Three months ended June 30, 2000.....    $ 12,340    $  1,870    $  1,073    $    544    $ 15,827

Six months ended June 30, 2001.......    $ 32,750    $  4,714    $  2,505    $  1,700    $ 41,669
Six months ended June 30, 2000.......    $ 22,928    $  2,951    $  2,343    $    937    $ 29,159


9.   LEGAL MATTERS

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. David A. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by us that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees. This case went to trial in February 2000, and on March 17, 2000, a jury returned a unanimous verdict for us finding that Merck KGaA had willfully infringed and induced the infringement of our patents, and awarded $15,000,000 in damages. The court dismissed Scripps and Dr. Cheresh from the case. On October 6, 2000, the United States District Court for the Southern District of California entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the court also granted us pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Various post-trial motions are pending, including a request by Merck KGaA for a judgment as a matter of law notwithstanding the verdict, which could have the effect of reducing the judgment or reversing the verdict of the jury. In addition, if we win these post-trial motions, we expect Merck KGaA to appeal various decisions of the Court. No amounts for this favorable verdict have been reflected in our financial statements.

We are also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees and with respect to our products. In the opinion of management, the other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period.


10.  SUBSEQUENT EVENT

On August 13, 2001, the Company issued 4,747,500 shares of common stock in a public offering at $25.50 per share for net proceeds of approximately $113.8 million after deducting expenses related to the offering. The Company plans to use the proceeds from the offering for general corporate purposes, which could include, among other things, acquisition of product lines or companies, repayment of indebtedness, the expansion of sales and marketing, the development of new technologies and increases in working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in the Company's 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

OVERVIEW

The Company develops, manufactures and markets medical devices, implants and biomaterials for the neurosurgical, orthopedic and soft tissue repair markets. The Company's operations consist of:

o Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care; and

o Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions.

Integra  NeuroSciences  sells primarily through a direct sales  organization and
Integra   LifeSciences   sells  primarily   through   strategic   alliances  and
distributors.

Certain items within the Company's business segments have been reclassified to conform to the current methodology for determining segment profitability. These reclassifications were not material and did not change the basic nature of the business segments.

RECENT ACQUISITIONS

On April 27, 2001, we acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.8 million in cash, of which $3.6 million was paid at closing. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a broad line of related handpieces. The Dissectron(R) product is the leading ultrasonic surgical system in France. The Dissectron(R) product has FDA 510(k) clearance for neurosurgical applications and CE Mark Certification in the European Union. Revenues of the acquired business were approximately $1.5 million in 2000.

On April 4, 2001, we acquired all of the outstanding stock of GMSmbH, the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System, for $2.9 million of which $2.3 million was paid in cash at closing. Prior to the acquisition, our Integra NeuroSciences division had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. Revenues of the acquired GMS business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX(R) products in Germany and to various international distributors, including Integra.

On April 6, 2000, we purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly(R) Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $11.6 million in cash.

On January 17, 2000, the Company purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. The purchase price of the CNS business consisted of $4.0 million in cash and a $2.8 million 5% secured promissory note issued to the seller. The promissory note, of which approximately $1.4 million remains outstanding, is collateralized by inventory, property and equipment of the CNS business and by a collateral assignment of a $2.8 million promissory note from one of our subsidiaries.

These acquisitions have been accounted for using the purchase method of accounting, and our consolidated financial statements include the results of operations of the acquired businesses since their respective dates of acquisition. As a result of these acquisitions, the Company's segment financial results for the three and six months ended June 30, 2001 and 2000 may not be directly comparable.

RESULTS OF OPERATIONS

Comparison  of Three  Months  Ended June 30, 2001 to Three Months Ended June 30,
2000

Product Sales and Gross Margins on Product Sales:

                                              Three Months Ended June 30,
                                                  2001           2000
                                                --------       --------
                                                     (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit..........     $  6,811       $  5,549
        Neuro operating room...............        8,913          5,589
                                                --------       --------
        Total product sales................       15,724         11,138
        Cost of product sales..............        5,752          4,817
                                                --------       --------
        Gross margin on product sales......        9,972          6,321
        Gross margin percentage............          63%            57%

     Integra LifeSciences:
        Private label products.............        3,330          2,713
        Distributed products...............        2,331          1,976
                                                --------       --------
        Total product sales................        5,661          4,689
        Cost of product sales..............        2,558          2,395
                                                --------       --------
        Gross margin on product sales......        3,103          2,294
        Gross margin percentage............          55%            49%

     Consolidated:
     Product sales.........................     $ 21,385       $ 15,827
     Consolidated gross margin percentage..          61%            54%

In the second quarter of 2001, total revenues increased $5.8 million, or 34%, over the second quarter of 2000 to $22.9 million. Revenue growth was led by a $5.6 million increase in product sales to $21.4 million, a 35% increase over the second quarter of 2000. Included in this increase was $0.4 million in sales of product lines acquired in the quarter. Sales in the Integra NeuroSciences division increased $4.6 million to $15.7 million in the second quarter of 2001, and included $0.4 million in sales of acquired product lines. Contributing to the strong growth in the Integra NeuroSciences division were sales of the DuraGen(R) Dural Graft Matrix, our line of intracranial monitoring products for the neuro intensive care unit, and the Selector(R) Integra Ultrasonic Aspirator for the ablation of cranial tumors. For the second quarter of 2001 and 2000, Integra NeuroSciences' reported gross margin on product sales was reduced by one percentage point and two percentage points, respectively, relating to fair value inventory purchase accounting adjustments recorded in connection with acquisitions. The adjusted gross margin on product sales increased five percentage points to 64% in the second quarter of 2001 through an improved sales mix of higher margin products.

Future product sales in the Integra NeuroSciences division are expected to benefit from growth in the division's existing product lines and the launch of new or recently developed products, including the LICOX(R) Brain Tissue Oxygen Monitoring System, the Ventrix(R) True Tech Tunneling Catheter for intracranial pressure monitoring, and the NeuraGen(TM) Nerve Guide for the repair of damaged peripheral nerves.

Sales of Integra LifeSciences division products increased $1.0 million to $5.7 million in the second quarter of 2001 primarily because of growth in the Company's private label products. Sales of private label products can vary significantly from quarter to quarter and are dependent upon the efforts of our strategic marketing partners. For the second quarter of 2000, Integra
LifeSciences' reported gross margin on product sales was reduced by two percentage points relating to fair value inventory purchase accounting adjustments recorded in connection with an acquisition. As compared to the adjusted gross margin of 51% in the second quarter of 2000, gross margin on product sales increased four percentage points to 55% in the second quarter of 2001 primarily as a result of increased capacity utilization.

Other revenue, which increased $0.3 million to $1.5 million in the first quarter of 2001, consisted of $1.1 million of research and development funding from strategic partners and government grants, $0.3 million of royalty income, and $0.1 million of license and distribution revenues.

Research and development expenses were as follows:

                                      Three Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $   712        $   735
Integra LifeSciences..............        1,125          1,269
                                        -------        -------
   Total..........................      $ 1,837        $ 2,004
                                        =======        =======

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

Selling and marketing expenses were as follows:

                                      Three Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $ 4,784        $ 3,038
Integra LifeSciences..............          485            866
                                        -------        -------
   Total..........................      $ 5,269        $ 3,904
                                        =======        =======

Integra NeuroSciences selling and marketing expenses increased $1.7 million as compared to the second quarter of 2000 primarily because of the increase in the size of the direct sales force in the United States throughout 2000 and into 2001 from 18 to 44 neurospecialists.

Within the Integra LifeSciences division, product sales and marketing activities are primarily the responsibility of our strategic marketing partners and distributors. The $0.4 million decrease in Integra LifeSciences' sales and marketing expenses to $0.5 million in the second quarter of 2001 reflects the transition of selling and marketing activities to these strategic marketing partners and lower distributor selling costs.

General and administrative expenses were as follows:

                                      Three Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $ 1,047        $ 1,202
Integra LifeSciences..............          499            372
Corporate.........................        1,773          2,310
                                        -------        -------
   Total..........................      $ 3,319        $ 3,884
                                        =======        =======

The $0.2 million decrease in Integra NeuroSciences' general and administrative expenses was primarily related to headcount reductions in 2001 and consulting costs incurred in 2000 related to the CNS acquisition.

The $0.5 million decrease in corporate general and administrative expenses was primarily the result of decreased legal fees.

Other income (expense), net includes the following:

                                      Three Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Other than temporary decline in
   available for sale securities..      $   (95)       $   --
Other, net........................          (56)             9
                                        -------        -------
   Total..........................      $  (151)       $     9
                                        =======        =======

The provision for income taxes increased $0.3 million in the second quarter of 2001 to $0.4 million, which brings the effective tax rate for the year-to-date period to approximately 12.5%. The decrease in the effective rate as compared to the second quarter of 2000 is the result of greater taxable income generated in 2001 in jurisdictions where the Company has net operating loss carryforwards available to offset taxable income.

Net income for the second quarter of 2001 was $2.8 million, or $0.10 per diluted share, as compared to net income of $0.1 million for the second quarter of 2000, or a $0.02 loss per share (after the effect of preferred stock dividends). The net income for the second quarter of 2000 includes a $1.0 million gain on the sale of a product line and $0.3 million of fair value inventory purchase accounting adjustments. Excluding these items, the Company would have reported a net loss of $0.6 million, or a $0.06 per share loss, for the second quarter of 2000.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

Product Sales and Gross Margins on Product Sales:

                                               Six Months Ended June 30,
                                                  2001           2000
                                                --------       --------
                                                     (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit..........     $ 13,344       $ 11,081
        Neuro operating room...............       16,859          8,877
                                                --------       --------
        Total product sales................       30,203         19,958
        Cost of product sales..............       11,389          8,995
                                                --------       --------
        Gross margin on product sales......       18,814         10,963
        Gross margin percentage............          62%            55%

     Integra LifeSciences:
        Private label products.............        6,773          5,434
        Distributed products...............        4,693          3,767
                                                --------       --------
        Total product sales................       11,466          9,201
        Cost of product sales..............        5,515          4,904
                                                --------       --------
        Gross margin on product sales......        5,951          4,297
        Gross margin percentage............          52%            47%

     Consolidated:
     Product sales.........................     $ 41,669       $ 29,159
     Consolidated gross margin percentage..          59%            52%

For the six months ended June 30, 2001, total revenues increased $13.0 million, or 41%, over the six month period ended June 30, 2000 to $44.6 million. Revenue growth was led by a $12.5 million increase in product sales to $41.7 million, a 43% increase over the six month period ended June 30, 2000. Included in this increase was $0.4 million in sales of product lines acquired in the second quarter of 2001 and an additional three months of sales of product lines acquired from NMT Medical in April 2000. Sales in the Integra NeuroSciences division increased $10.2 million to $30.2 million for the six months ended June 30, 2001, and included $0.4 million in sales of product lines acquired in the second quarter of 2001 and six months of sales of product lines acquired from NMT Medical in April 2000. Contributing to the strong growth in the Integra NeuroSciences division were sales of the DuraGen(R) Dural Graft Matrix, our line of intracranial monitoring products for the neuro intensive care unit, and the Selector(R) Integra Ultrasonic Aspirator for the ablation of cranial tumors. For the six month periods ended June 30, 2001 and 2000, Integra NeuroSciences' reported gross margin on product sales was reduced by one percentage point and two percentage points, respectively, relating to fair value inventory purchase accounting adjustments recorded in connection with acquisitions. The adjusted gross margin on product sales increased six percentage points to 63% for the six months ended June 30, 2001 through an improved sales mix of higher margin products.

Sales of Integra LifeSciences division products increased $2.3 million to $11.5 million for the six month period ended June 30, 2001 primarily because of growth in both private label and distributed products. For the six months ended June 30, 2000, Integra LifeSciences' reported gross margin on product sales was reduced by one percentage point relating to fair value inventory purchase accounting adjustments recorded in connection with an acquisition. As compared to the adjusted gross margin of 48% for the six month period ended June 30, 2000, gross margin on product sales increased four percentage points to 52% for the six months ended June 30, 2001 primarily as a result of increased capacity utilization in the second quarter of 2001.

Other revenue, which increased $0.5 million to $2.9 million for the six months ended June 30, 2001, consisted of $2.0 million of research and development funding from strategic partners and government grants, $0.6 million of royalty income, and $0.3 million of license and distribution revenues.

Research and development expenses were as follows:

                                       Six Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $ 1,400        $ 1,238
Integra LifeSciences..............        2,510          2,656
                                        -------        -------
   Total..........................      $ 3,910        $ 3,894
                                        =======        =======

The $0.2 million increase in Integra NeuroSciences' research and development expenses to $1.4 million for the six months ended June 30, 2001 was primarily related to development activities for the NeuraGen(TM) Nerve Guide, which received FDA approval in June 2001.

Selling and marketing expenses were as follows:

                                       Six Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $ 9,022        $ 5,482
Integra LifeSciences..............          998          1,371
                                        -------        -------
   Total..........................      $10,020        $ 6,853
                                        =======        =======

Integra NeuroSciences selling and marketing expenses increased $3.5 million to $9.0 million for the six months ended June 30, 2001 primarily because of the increase in the size of the direct sales force in the United States.

The $0.4 million decrease in Integra LifeSciences' sales and marketing expenses to $1.0 million for the six months ended June 30, 2001 reflects the transition of selling and marketing activities to strategic marketing partners and lower distributor selling costs.

General and administrative expenses were as follows:

                                       Six Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Integra NeuroSciences.............      $ 1,837        $ 2,092
Integra LifeSciences..............          846            674
Corporate.........................        3,840          4,865
                                        -------        -------
   Total..........................      $ 6,523        $ 7,631
                                        =======        =======

The $0.3 million decrease in Integra NeuroSciences' general and administrative expenses was primarily related to headcount reductions in 2001 and consulting costs incurred in 2000 related to the CNS acquisition.

The $0.2 million increase in Integra LifeSciences' general and administrative expenses was primarily related to increased headcount.

The $1.0 million decrease in corporate general and administrative expenses was primarily the result of decreased legal fees.

Other income (expense), net includes the following:

                                       Six Months Ended June 30,
                                          2001           2000
                                        --------       --------
                                            (in thousands)
Other than temporary decline in
   available for sale securities....    $   (95)       $   --
Gain on sale of available for sale
   securities.......................        --             176
Other, net..........................       (118)           (44)
                                        -------        -------
   Total............................    $  (213)       $   132
                                        =======        =======

The provision for income taxes increased $0.5 million for the six month period ended June 30, 2001 to $0.7 million, which brings the effective tax rate for the year-to-date period to approximately 12.5%.

Net income for the six months ended June 30, 2001 was $4.8 million, or $0.18 per diluted share, as compared to a net loss of $1.4 million, or $0.36 per share, for the six months ended June 30, 2000. The net loss per share for the six months ended June 30, 2000 includes a $4.2 million beneficial conversion feature associated with the issuance of convertible preferred stock and common stock warrants in March 2000, which is treated as a non-cash dividend in computing per share earnings. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the convertible preferred stock, after taking into account the value assigned to the warrants. Included in the $1.4 million net loss for the six months ended June 30, 2000 was a $0.5 million cumulative effect of an accounting change, $0.4 million of fair value inventory purchase accounting adjustments, and a $1.1 million gain on the sale of product lines. Excluding these items and the $4.2 million beneficial conversion feature associated with the convertible preferred stock, the Company would have reported a $0.09 net loss per share for the six months ended June 30, 2000.


INTERNATIONAL PRODUCT SALES AND OPERATIONS

For the six months ended June 30, 2001, sales to customers outside the United States totaled $8.9 million, or 21% of consolidated product sales, of which approximately 53% were to Europe. Of this amount, $3.0 million of these sales were generated in foreign currencies from our foreign-based subsidiaries in England, Germany and France. Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar.

For the six months ended June 30, 2000, sales to customers outside the United States totaled $6.2 million, or 21% of consolidated product sales, of which approximately 47% were to Europe. Of this amount, $1.1 million of these sales were generated in foreign currencies from our foreign-based subsidiary in England.

We seek to increase our presence in international markets, particularly in Europe, through acquisitions of businesses with an existing international sales and marketing infrastructure or the capacity to develop such an infrastructure. The Company acquired operations in Germany and France with the acquisitions of GMS and Satelec Medical in April 2001.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has experienced significant cumulative operating losses. Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Recently, however, the Company has substantially reduced its cash burn rate and, for the six months ended June 30, 2001, generated positive operating cash flows of $3.0 million. Included in operating cash flows was a $5.4 million use of cash due to inventory growth, $1.5 million use of cash due to accounts receivable growth, and a $1.5 million source of cash from advanced payments and customer deposits from our strategic alliance partners.

At June 30, 2001, the Company had cash, cash equivalents and short-term investments of approximately $11.7 million and $9.7 million in short and long-term debt.

The Company's principal uses of funds during the six months ended June 30, 2001 were $5.9 million for business acquisitions, $4.7 million of debt repayments and $1.2 million in purchases of property and equipment. Principal sources of funds were $3.0 million of positive operating cash flow, $0.7 million of proceeds from short-term borrowings, and $4.5 million from the issuance of common stock.

The Company maintains a term loan and revolving credit facility from Fleet Capital Corporation (collectively, the "Fleet Credit Facility"), which is collateralized by all of the assets and ownership interests of various of our subsidiaries including Integra NeuroCare LLC, and NeuroCare Holding Corporation (the parent company of Integra NeuroCare LLC) has guaranteed Integra NeuroCare LLC's obligations. Integra NeuroCare LLC is subject to various financial and non-financial covenants under the Fleet Credit Facility, including significant restrictions on its ability to transfer funds to the Company or its other subsidiaries and restrictions on its ability to borrow more money. The financial covenants specify minimum levels of interest and fixed charge coverage and net worth, and also specify maximum levels of capital expenditures and total indebtedness to operating cash flow, among others. While the Company anticipates that Integra NeuroCare LLC will be able to satisfy the requirements of these financial covenants, there can be no assurance that Integra NeuroCare LLC will generate sufficient earnings before interest, taxes, depreciation and amortization to meet the requirements of such covenants. The term loan is subject to mandatory prepayment amounts if certain levels of cash flow are achieved. In April 2001, Integra NeuroCare LLC prepaid approximately $2.1 million in principal as a result of such provisions in addition to the scheduled quarterly principal payment.

On August 13, 2001, the Company issued 4,747,500 shares of common stock in a public offering at $25.50 per share for net proceeds of approximately $113.8 million after deducting expenses related to the offering. The Company plans to use the proceeds from the offering for general corporate purposes, which could include, among other things, acquisition of product lines or companies, repayment of indebtedness, the expansion of sales and marketing, the development of new technologies and increases in working capital. The Company expects to use some of the proceeds to reduce or eliminate borrowings under the Fleet Credit Facility.

In the short-term, the Company believes that it has sufficient resources to fund its operations. In the absence of a material acquisition or a material adverse change in our business, we believe we have the ability to fund our operations from our existing capital resources and cash generated from the business through the end of 2002. However, in the longer-term, there can be no assurance that the Company will be able to generate sufficient revenues to sustain positive operating cash flows or profitability or to find acceptable alternatives to finance future acquisitions.

OTHER MATTERS

At December 31, 2000, the Company had provided a $44.8 million valuation allowance against its consolidated deferred tax asset due to the uncertainty of its realization. Because the Company has generated taxable income during recent quarters, management is continuing to reassess the potential realizability of this asset through the generation of future taxable income. The recognition of the deferred tax asset could affect the Company's income tax provision in the near term.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (Statement 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized through December 31, 2001 for all calendar year companies. After December 31, 2001, such goodwill and indefinite lived intangible assets will cease being amortized. Management is reviewing the impact of these two statements on the Company's consolidated financial statements.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company's adoption of Statement No. 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position.


FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk
Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 4, 2001, we notified the holders of the 100,000 shares of Series B Preferred of our intention to redeem these shares on June 29, 2001 for $12.3 million. The holders of the Series B Preferred had the right to convert their shares into common stock prior to this redemption. As of June 26, 2001, all of the holders of the Series B Preferred exercised this right to convert their 100,000 shares of Series B Preferred into 2,617,800 shares of common stock.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of matters voted on at the Company's Annual Meeting of Stockholders held on May 15, 2001 were filed in a Current Report on Form 8-K dated May 15, 2001 filed with the Securities and Exchange Commission on May 25, 2001.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated May 15, 2001 with respect to the results of the matters voted on at the Company's Annual Meeting of Stockholders held on May 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

      Date: August 14, 2001         /s/  Stuart M. Essig
                                    --------------------

                                    Stuart M. Essig
                                    President and Chief Executive Officer

      Date: August 14, 2001         /s/  David B. Holtz
                                    -------------------

                                    David B. Holtz
                                    Senior Vice President, Finance and Treasurer