Form 10-Q
period 2001-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2001-11-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

COMMISSION FILE NUMBER 0-26224

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0317849
(STATE OR OTHER JURISDICTION OF IDENTIFICATION NO.)	(I.R.S. EMPLOYER INCORPORATION OR ORGANIZATION)

311 ENTERPRISE DRIVE
PLAINSBORO, NEW JERSEY	08536
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(609) 275-0500

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1)

HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION

13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH

SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO

FILE SUCH REPORTS), AND (2) HAS BEEN

SUBJECT TO SUCH FILING REQUIREMENTS

FOR THE PAST 90 DAYS.

☒ - YES   ☐ - NO

AS OF NOVEMBER 9, 2001 THE REGISTRANT HAD OUTSTANDING 25,688,281
SHARES OF COMMON STOCK, $.01 PAR VALUE.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (Unaudited)

Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts	September 30,	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$59,333	$14,086
Short-term investments	4,074	1,052
Accounts receivable, net of allowances of $1,566 and $1,003	14,454	13,087
Inventories	24,113	16,508
Prepaid expenses and other current assets	2,517	1,484
Total current assets	104,491	46,217
Noncurrent investments	58,913	--
Property, plant, and equipment, net	11,567	11,599
Goodwill and other intangible assets, net	29,191	25,299
Other assets	2,394	3,399
Total assets	$206,556	$86,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$--	$8,872
Accounts payable, trade	3,698	3,363
Income taxes payable	1,621	1,200
Customer advances and deposits	4,080	823
Deferred revenue	1,018	1,675
Accrued expenses and other current liabilities	6,619	5,107
Total current liabilities	17,036	21,040
Long-term debt	--	4,758
Deferred revenue	4,173	4,728
Deferred income taxes	2,407	1,788
Other liabilities	375	419
Total liabilities	23,991	32,733

Commitments and contingencies

Stockholders' Equity:
Preferred stock; $0.01 par value; 15,000 authorized shares; 0 and 100 Series B Convertible shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively; 54 Series C Convertible shares issued and outstanding at September 30, 2001 and December 31, 2000, $6,210 including a 10% annual cumulative dividend liquidation preference	1	2
Common stock; $0.01 par value; 60,000 authorized shares; 25,650 and 17,334 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	256	173
Additional paid-in capital	279,862	160,134
Treasury stock, at cost; 6 and 20 shares at September 30, 2001 and December 31, 2000, respectively	(51)	(180)
Other	(44)	(66)
Accumulated other comprehensive loss	(233)	(553)
Accumulated deficit	(97,226)	(105,729)
Total stockholders' equity	182,565	53,781
Total liabilities and stockholders' equity	$206,556	$86,514

The accompanying notes are an integral part of the consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
REVENUES
Product sales	$22,319	$17,084	$63,988	$46,243
Other revenue	1,431	2,697	4,366	5,155
Total revenues	23,750	19,781	68,354	51,398
COSTS AND EXPENSES
Cost of product sales	9,153	7,504	26,057	21,403
Research and development	2,172	1,843	6,082	5,737
Selling and marketing	5,148	4,148	15,168	11,001
General and administrative	2,757	3,640	9,280	11,271
Amortization	784	663	2,193	1,813
Total costs and expenses	20,014	17,798	58,780	51,225

Operating income	3,736	1,983	9,574	173

Interest income (expense), net	556	(204)	364	(372)
Gain on disposition of product line	--	--	--	1,146
Other income (expense), net	96	45	(117)	177

Income before income taxes	4,388	1,824	9,821	1,124
Income tax expense	365	80	1,040	303

Income before extraordinary item and cumulative effect of accounting change	4,023	1,744	8,781	821
Extraordinary loss, net of income tax benefit	(243)	--	(243)	--
Cumulative effect of accounting change	--	--	--	(470)

Net income	$3,780	$1,744	$8,538	$351

Earnings (loss) per share:

Basic net income (loss) per share before extraordinary item and cumulative effect of accounting change	$0.15	$0.08	$0.36	$(0.26)
Basic net income (loss) per share	$0.14	$0.08	$0.35	$(0.28)

Diluted net income (loss) per share before extraordinary item and cumulative effect of accounting change	$0.14	$0.07	$0.32	$(0.26)
Diluted net income (loss) per share	$0.13	$0.07	$0.31	$(0.28)

Weighted average common shares outstanding:
Basic	25,585	17,439	21,816	17,335
Diluted	28,472	19,534	25,996	17,335

The accompanying notes are an integral part of the consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2001	2000
OPERATING ACTIVITIES:
Net income	$8,538	$351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,559	3,868
Loss (gain) on sale of product line and investments	94	(1,316)
Loss on early extinguishment of debt	256	--
Other, net.	71	(98)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(834)	(2,698)
Inventories	(6,738)	(2,439)
Prepaid expenses and other current assets	(830)	(17)
Non-current assets	934	(1,459)
Accounts payable, accrued expenses and other liabilities	1,721	2,237
Customer advances and deposits	3,257	(2,102)
Deferred revenue	(2,001)	176
Net cash provided by (used in) operating activities	9,027	(3,497)

INVESTING ACTIVITIES:
Proceeds from sale of product line and other assets	--	1,600
Proceeds from sale/maturity of investments	2,000	13,081
Purchases of available-for-sale investments	(63,622)	(12,423)
Cash used in business acquisition, net of cash acquired	(6,143)	(15,552)
Purchases of property and equipment	(1,957)	(2,683)
Net cash used in investing activities	(69,722)	(15,977)
FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	(3,147)	2,581
Repayments of term loan	(7,705)	(1,625)
Repayment of note payable	(2,986)	--
Proceeds from sale of preferred stock	--	5,375
Proceeds from issuance of common stock	114,185	5,000
Proceeds from stock option and warrant exercises	5,473	2,122
Treasury stock reissued (purchased)	95	(170)
Collection of related party note receivable	--	35
Preferred dividends paid	--	(60)
Net cash provided by financing activities	105,915	13,258
Effect of exchange rate changes on cash and cash equivalents	27	(74)
Net increase (decrease) in cash and cash equivalents	45,247	(6,290)
Cash and cash equivalents at beginning of period	14,086	19,301
Cash and cash equivalents at end of period	$59,333	$13,011

Non-cash investing and financing activities:
Common stock issued in settlement of obligation	$--	$641
Business acquisition costs accrued in liabilities	--	634
Note issued in a business acquisition	--	2,654

The accompanying notes are an integral part of the consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the September 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

2. ACQUISITIONS

On April 27, 2001, the Company acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.8 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron® ultrasonic surgical aspirator console and a line of related handpieces. The Dissectron® product has United States FDA 510(k) clearance for neurosurgical applications and CE Mark Certification in the European Union. Revenues of the acquired business were approximately $1.5 million in 2000.

On April 4, 2001, the Company acquired GMSmbH, the German manufacturer of the LICOX® Brain Tissue Oxygen Monitoring System, for $2.9 million. The purchase price consisted of $2.3 million in cash paid at closing, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company's Integra NeuroSciences division had exclusive marketing rights to the LICOX® products in the United States and certain other markets. Revenues of the acquired business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX® products in Germany and to various international distributors, including Integra.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The preliminary allocation of the purchase price for these acquisitions resulted in approximately $6.4 million of acquired intangible assets and residual goodwill, which are being amortized on a straight-line basis over lives ranging from 5 to 15 years.

The following unaudited pro forma financial information assumes that the acquisitions had occurred as of the beginning of each period (in thousands, except per share data):

	For the Nine Months Ended September 30,
	2001	2000
Total revenue	$68,768	$53,396

Net income before extraordinary item and accounting change	8,576	357
Net income (loss)	8,333	(113)
Net income (loss) per share before extraordinary item and accounting change
Basic	$0.35	$(0.28)
Diluted	$0.31	$(0.28)
Net income (loss) per share
Basic	$0.34	$(0.31)
Diluted	$0.30	$(0.31)

The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3. NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 supercedes Statement of Financial Accounting Standards No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121). Statement 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business (APB 30).

Statement 144 develops one accounting model, based on the model in Statement 121, for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. Statement 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, Statement 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 will be effective for Integra on January 1, 2002. Management is currently assessing the impact that Statement 144 will have on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 143 will be effective for Integra on January 1, 2003. Upon adoption of the Statement, transition amounts for existing asset retirement obligation liabilities, asset retirement costs, and accumulated depreciation will be recognized using a cumulative-effect approach. Management is currently assessing the impact that Statement 143 may have on the Company's financial statements.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized through December 31, 2001 for all calendar year companies. After December 31, 2001, such goodwill and indefinite lived intangible assets will cease being amortized. Management's initial assessment of the implementation of Statement 142 is that it will reduce amortization expense by approximately $1 million per year.

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

4. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the periods ended September 30 were as follows:

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic net income (loss) per share:
Income before extraordinary item and cumulative effect of accounting change	$4,023	$1,744	$8,781	$821
Dividends on preferred stock	(135)	(405)	(891)	(1,080)
Beneficial conversion feature preferred stock	--	--	--	(4,170)
Income (loss) before extraordinary item and cumulative effect of accounting change applicable to common stock	$3,888	$1,339	$7,890	$(4,429)
Basic net income (loss) per share before extraordinary item and cumulative effect of accounting change	$0.15	$0.08	$0.36	$(0.26)

Net income	$3,780	$1,744	$8,538	$351
Dividends on preferred stock	(135)	(405)	(891)	(1,080)
Beneficial conversion feature preferred stock	--	--	--	(4,170)
Net income (loss) applicable to common stock	$3,645	$1,339	$7,647	$(4,899)
Basic net income (loss) per share	$0.14	$0.08	$0.35	$(0.28)

Weighted average common shares outstanding for basic earnings per share	25,585	17,439	21,816	17,335
Diluted net income (loss) per share:

Income before extraordinary item and cumulative effect of accounting change	$4,023	$1,744	$8,781	$821
Dividends on preferred stock	(135)	(405)	(405)	(1,080)
Beneficial conversion feature preferred stock	--	--	--	(4,170)

Income (loss) before extraordinary item and cumulative effect of accounting change applicable to common stock	$3,888	$1,339	$8,376	$(4,429)
Diluted net income (loss) per share before extraordinary item and cumulative effect of accounting change	$0.14	$0.07	$0.32	$(0.26)

Net income	$3,780	$1,744	$8,538	$351
Dividends on preferred stock	(135)	(405)	(405)	(1,080)
Beneficial conversion feature preferred stock	--	--	--	(4,170)
Net income (loss) applicable to common stock	$3,645	$1,339	$8,133	$(4,899)
Diluted net income (loss) per share	$0.13	$0.07	$0.31	$(0.28)

Weighted average common shares outstanding for basic earnings per share	25,585	17,439	21,816	17,335
Effect of dilutive securities:
Assumed conversion of Series B Preferred Stock	--	--	1,697	--
Stock options	2,680	1,841	2,276	--
Stock purchase warrants	207	254	207	--
Weighted average common shares outstanding for diluted earnings per share	28,472	19,534	25,996	17,335

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income (loss) per share for each period because their effect would have been antidilutive:

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Stock options	54	181	54	3,695
Stock purchase warrants	--	--	--	551
Convertible preferred stock	600	3,468	600	3,468
Total	654	3,649	654	7,714

In connection with the issuance of 54,000 shares of Series C Preferred and common stock warrants in March 2000, the Company reflected a $4.2 million nonrecurring, non-cash dividend related to the beneficial conversion feature of the Series C Preferred in the calculation of net loss per share applicable to common stock for the nine month period ended September 30, 2000. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods ended September 30 was as follows:

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income	$3,780	$1,744	$8,538	$351
Foreign currency translation adjustment	696	(385)	(49)	(723)
Unrealized gain (loss) on investments	262	(55)	274	62
Reclassification for other than temporary decline in value of available for sale securities	--	--	95	--
Comprehensive income (loss)	$4,738	$1,304	$8,858	$(310)

6. INVENTORIES

Inventories consist of the following:

(In thousands)

	September 30,	December 31,
	2001	2000

Raw materials	$7,264	$5,805
Work-in process	3,924	3,825
Finished goods	12,925	6,878
	$24,113	$16,508

7. DEBT

In August 2001, the Company repaid in full $7.9 million of outstanding bank loans and terminated its $4.0 million revolving credit facility with Fleet Capital Corporation. In connection with the prepayment of the loans and the termination of the credit facility, the Company recorded an extraordinary loss on the early extinguishment of debt of $215,000, net of $11,000 of taxes.

In September 2001, the Company repaid in full $1.4 million of outstanding notes payable and recorded an extraordinary loss on the early extinguishment of debt of $28,000, net of $2,000 of taxes.

At September 30, 2001, the Company had no debt outstanding.

8. STOCKHOLDERS' EQUITY

In March 2001, warrants to purchase 240,000 shares of common stock at $3.82 per share were exercised, for which the Company received proceeds of $916,800.

On June 26, 2001, all of the holders of the Company's Series B Preferred stock converted their 100,000 shares of Series B Preferred Stock into 2,617,800 shares of common stock.

In August 2001, the Company issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after estimated expenses, are expected to be approximately $113 million.

9. SEGMENT AND GEOGRAPHIC REPORTING

The Company's reportable business segments consist of the Integra NeuroSciences division, which is a leading provider of implants, devices and monitors used in neurosurgery, neurotrauma, and related critical care, and the Integra LifeSciences division, which develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology, which are used to treat soft-tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization, and Integra LifeSciences sells primarily through strategic alliances. The Company has reclassified certain items within its segments to conform to the current methodology for determining segment profitability. These reclassifications were not material and did not change the basic nature of the business segments. Selected financial information on the Company's business segments is reported below:

	Integra	Integra	Total
	Neuro-	Life	Reportable
	Sciences	Sciences	Segments
	(in thousands)
Three months ended September 30, 2001
Product sales	$16,073	$6,246	$22,319
Total revenue	16,351	7,399	23,750
Operating expenses	12,800	5,008	17,808
Operating income	3,551	2,391	5,942

Depreciation included in segment operating expenses	573	282	855

Three months ended September 30, 2000

Product sales	$12,013	$5,071	$17,084
Total revenue	12,291	7,490	19,781
Operating expenses	10,222	4,820	15,042
Operating income	2,069	2,670	4,739

Depreciation included in segment operating expenses	410	285	695

Nine months ended September 30, 2001

Product sales	$46,320	$17,668	$63,988
Total revenue	47,154	21,200	68,354
Operating expenses	36,448	14,877	51,325
Operating income	10,706	6,323	17,029

Depreciation included in segment operating expenses	1,363	801	2,164

Nine months ended September 30, 2000
Product sales	$31,971	$14,272	$46,243
Total revenue	32,805	18,593	51,398
Operating expenses	28,029	14,425	42,454
Operating income	4,776	4,168	8,944
Depreciation included in segment operating expenses	969	896	1,865

A reconciliation of the amounts reported for total reportable segments to the consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)
Operating expenses:
Total reportable segments	$17,808	$15,042	$51,325	$42,454
Plus: Corporate general and administrative expenses	1,422	2,093	5,262	6,958
Amortization	784	663	2,193	1,813
Consolidated total operating expenses	$20,014	$17,798	$58,780	$51,225

Operating income:
Total reportable segments	$5,942	$4,739	$17,029	$8,944
Less: Corporate general and administrative expenses	1,422	2,093	5,262	6,958
Amortization	784	663	2,193	1,813
Consolidated operating income	$3,736	$1,983	$9,574	$173

Product sales consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)
Integra NeuroSciences:
Neuro intensive care unit	$6,957	$6,190	$20,449	$17,271
Neuro operating room.	9,116	5,823	25,871	14,700
Total product sales	16,073	12,013	46,320	31,971

Integra LifeSciences:
Private label products.	4,034	2,952	10,753	8,386
Distributed products.	2,212	2,119	6,915	5,886
Total product sales	6,246	5,071	17,668	14,272

Consolidated product sales	$22,319	$17,084	$63,988	$46,243

Product sales by major geographic area are summarized below:

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
(in thousands)

Three months ended September 30, 2001	$17,387	$2,780	$1,149	$1,003	$22,319
Three months ended September 30, 2000	13,176	1,983	1,214	711	17,084

Nine months ended September 30, 2001	49,722	7,648	3,691	2,927	63,988
Nine months ended September 30, 2000	35,983	4,923	3,535	1,802	46,243

10. LEGAL MATTERS

In July 1996, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

This case went to trial in February 2000, and in March, 2000, a jury returned a unanimous verdict for the Company, finding that Merck KGaA had willfully infringed and induced the infringement of our patents, and awarded $15,000,000 in damages. The Court dismissed Scripps and Dr. Cheresh from the case.

In October, 2000, the Court entered judgment in the Company's favor and against Merck KGaA in the case. In entering the judgment, the Court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity, and damages. In September 2001, the Court entered orders in favor of the Company and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA has notified Integra and the court that it will appeal various decisions of the Court. Post-judgment interest continues to accrue at the rate of approximately $20,000 per week. Integra has not recorded any gain in connection with this favorable judgment.

The Company is also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees and with respect to our products. In the opinion of management, these other claims are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's results of operations, financial condition, or cash flows. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the our consolidated financial statements, the notes thereto and the other financial information included elsewhere in this report and in our 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

OVERVIEW

Integra develops, manufactures and markets medical devices, implants and biomaterials for the neurosurgical, orthopedic and soft tissue repair markets. Our operations consist of:

–              Integra NeuroSciences, which is a leading provider of implants, devices, and monitors used in neurosurgery, neurotrauma, and related critical care; and

–              Integra LifeSciences, which develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology which are used to treat soft tissue and orthopedic conditions.

Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances.

Certain items within our business segments have been reclassified to conform to the current methodology for determining segment profitability. These reclassifications were not material and did not change the basic nature of the business segments.

RECENT ACQUISITIONS

On April 27, 2001, we acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.8 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron® ultrasonic surgical aspirator console and a line of related handpieces. The Dissectron® product has United States FDA 510(k) clearance for neurosurgical applications and CE Mark Certification in the European Union. Revenues of the acquired business were approximately $1.5 million in 2000.

On April 4, 2001, we acquired GMSmbH, the German manufacturer of the LICOX® Brain Tissue Oxygen Monitoring System, for $2.9 million. The purchase price consisted of $2.3 million in cash paid at closing, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company's Integra NeuroSciences division had exclusive marketing rights to the LICOX® products in the United States and certain other markets. Revenues of the acquired business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX products in Germany and to various international distributors, including Integra.

On April 6, 2000, we purchased the Selector® Ultrasonic Aspirator, Ruggles™ hand-held neurosurgical instruments and Spembly® Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. for $11.6 million in cash.

On January 17, 2000, we purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. for $6.8 million. CNS designs, manufactures and sells neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits. The purchase price of the CNS business consisted of $4.0 million in cash and a $2.8 million 5% secured promissory note issued to the seller, which has been fully repaid.

These acquisitions have been accounted for using the purchase method of accounting, and our consolidated financial statements include the results of operations of the acquired businesses since their respective dates of acquisition. As a result of these acquisitions, segment financial results for the three and nine months ended September 30, 2001 and 2000 may not be directly comparable.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

Product Sales and Gross Margins on Product Sales:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences:
Neuro intensive care unit	$6,957	$6,190
Neuro operating room	9,116	5,823
Total product sales	16,073	12,013
Cost of product sales	6,282	4,889
Gross margin on product sales	9,791	7,124
Gross margin percentage	61%	59%

Integra LifeSciences:
Private label products	4,034	2,952
Distributed products	2,212	2,119
Total product sales	6,246	5,071
Cost of product sales	2,871	2,615
Gross margin on product sales	3,375	2,456
Gross margin percentage	54%	48%

Consolidated:
Product sales	$22,319	$17,084
Consolidated gross margin percentage..	59%	56%

In the third quarter of 2001, total revenues increased $4.0 million, or 20%, over the third quarter of 2000 to $23.8 million. Revenue growth was led by a $5.2 million increase in product sales to $22.3 million, a 31% increase over the third quarter of 2000. Included in this increase was $0.6 million in sales of products acquired in the second quarter of this year. Sales in the Integra NeuroSciences division increased $4.1 million to $16.1 million in the third quarter of 2001, and included $0.6 million in sales of acquired products. Contributing to the strong growth in the Integra NeuroSciences division were sales of the DuraGen® Dural Graft Matrix and the Selector® Integra Ultrasonic Aspirator for the ablation of cranial tumors. The gross margin on product sales increased two percentage points to 61% in the third quarter of 2001 through an improved sales mix of higher margin products. Integra NeuroSciences' gross margin on product sales was reduced by approximately 1% related to a provision recorded a gainst certain slow moving products in the third quarter of 2001.

Future product sales in the Integra NeuroSciences division are expected to benefit from growth in the division's existing product lines, including recently launched products such as the LICOX® Brain Tissue Oxygen Monitoring System, the Ventrix® True Tech Tunneling Catheter for intracranial pressure monitoring, and the NeuraGen™ Nerve Guide for the repair of damaged peripheral nerves.

Sales of Integra LifeSciences division products increased $1.1 million to $6.2 million in the third quarter of 2001 primarily because of growth in the Company's private label products. Sales of private label products can vary significantly from quarter to quarter based upon demand from our strategic marketing partners. Overall, we have had strong year-over-year growth in sales of these products, as demonstrated by the 24% year-to-date growth in the Integra LifeSciences division over the nine months ended September 30, 2000. Gross margin on Integra LifeSciences' product sales increased from 48% in the third quarter of 2000 to 54% in the third quarter of 2001 primarily due to a significant improvement in capacity utilization.

Other revenue, which consists of development funding from strategic partners and government grants, royalty income, and license and distribution revenues, decreased by $1.3 million to $1.4 million in the third quarter of 2001. Other revenue in the third quarter of 2000 included $1.5 million of event related payments from the achievement of specific contract goals and the licensing of technology.

Research and development expenses were as follows:

	Three Months Ended September 30,
	2001	2000
	(in thousands )
Integra NeuroSciences	$817	$647
Integra LifeSciences	1,355	1,196
Total	$2,172	$1,843

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

Selling and marketing expenses were as follows:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences	$4,775	$3,535
Integra LifeSciences	373	613
Total	$5,148	$4,148

Integra NeuroSciences selling and marketing expenses increased $1.2 million as compared to the third quarter of 2000 to $4.8 million primarily because of the increase in the size of the direct sales force in the United States throughout 2000 and into 2001 from 18 to 44 neurospecialists. Sales and marketing expenses are expected to continue to increase in the future from the planned expansion of our domestic sales force by an additional 15 to 20 neurospecialists by the end of 2002 and the building of a direct sales and marketing infrastructure in Europe.

Within the Integra LifeSciences division, product sales and marketing activities are primarily the responsibility of our strategic marketing partners and distributors. The $0.2 million decrease in Integra LifeSciences' sales and marketing expenses to $0.4 million in the third quarter of 2001 reflects lower distributor selling costs.

General and administrative expenses were as follows:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences	$926	$1,151
Integra LifeSciences	409	396
Corporate	1,422	2,093
Total	$2,757	$3,640

The $0.2 million decrease in Integra NeuroSciences' general and administrative expenses was primarily related to headcount reductions in 2001 and consulting costs incurred in 2000 related to the CNS acquisition.

The $0.7 million decrease in corporate general and administrative expenses was primarily the result of decreased legal fees. Beginning in 2002, we anticipate that corporate general and administrative expenses will increase as a result of higher legal fees associated with the expected appeal by Merck KGaA of the favorable judgment we received in our litigation with Merck KGaA (see Note 10 to the financial statements).

Interest income (expense), net includes the following:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Interest income	$684	$123
Interest expense	(128)	(327)
Total	$556	$(204)

The increase in interest income of $0.6 million in the third quarter of 2001 is primarily the result of the interest earned on the approximately $113 million of cash raised in our public offering of common stock in August 2001.

Interest expense decreased $0.2 million in the third quarter of 2001 because all outstanding debt was repaid during the quarter.

The provision for income taxes increased $0.3 million in the third quarter of 2001 to $0.4 million, which brings the effective tax rate for the year-to-date period to approximately 11%. The decrease in the effective rate as compared to the third quarter of 2000 is the result of greater taxable income generated in 2001 in jurisdictions where we have net operating loss carryforwards available to offset this taxable income.

In the third quarter of 2001, we reported an extraordinary loss of $243,000, net of $13,000 of taxes, on the early extinguishment of all outstanding debt. The debt repaid included $7.9 million of outstanding bank loans and $1.4 million payable under the terms of a promissory note.

Net income for the third quarter of 2001 was $3.8 million, or $0.13 per diluted share, and included a $0.01 per share extraordinary loss from the early retirement of debt. Net income for the third quarter of 2000 was $1.7 million, or $0.07 per share.

Because we have generated taxable income in recent quarters, we are currently assessing the realizability of unrecognized deferred tax assets related to approximately $70 million in net operating loss carryforwards ("NOL's"). If these NOL's are recognized, we expect that our effective tax rate would approximate 32% going forward. However, this would not change our actual cash tax rate, which is expected to remain in the 10% to 15% range through the year 2003. Because the recognition of the NOL's could affect our income tax provision in the near term, we supplementally disclose pro forma full-taxed earnings. Pro forma fully-taxed earnings are calculated by applying an assumed effective tax rate of 32% to actual pre-tax results in lieu of our actual current effective tax rate of 11%.

On a pro forma fully-taxed basis, we reported third quarter 2001 earnings of $2.8 million, or $0.09 per diluted share, including a $0.01 per share extraordinary loss on the early retirement of debt. This compares to pro forma fully-taxed earnings of $1.2 million, or $0.04 per diluted share, in the third quarter of 2000. The calculation of pro forma fully-taxed earnings is shown below:

	Three Month Period Ended September 30
	2001	2000
Income before income taxes	$4,388	$1,824
Less: Pre-tax extraordinary loss	(256)	--
Income before income taxes and after extraordinary items	4,132	1,824
Pro forma provision for income taxes at 32% effective rate	1,322	584
Pro forma fully-taxed net income	2,810	1,240
Preferred stock dividends used to compute diluted earnings per share	(135)	(405)
Pro forma fully-taxed net income (loss) applicable to common stockholders used to compute diluted earnings per share	$2,675	$835
Diluted pro forma fully-taxed earnings (loss) per share	$0.09	$0.04
Diluted weighted average common shares outstanding	28,472	19,534

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

Product Sales and Gross Margins on Product Sales:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences:
Neuro intensive care unit	$20,449	$17,271
Neuro operating room	25,871	14,700
Total product sales	46,320	31,971
Cost of product sales	17,671	13,884
Gross margin on product sales	28,649	18,087
Gross margin percentage	62%	57%

Integra LifeSciences:
Private label products	10,753	8,386
Distributed products	6,915	5,886
Total product sales	17,668	14,272
Cost of product sales	8,386	7,519
Gross margin on product sales	9,282	6,753
Gross margin percentage	53%	47%

Consolidated:
Product sales	$63,988	46,243
Consolidated gross margin percentage	59%	54%

For the nine months ended September 30, 2001, total revenues increased $17.0 million, or 33%, over the nine month period ended September 30, 2000 to $68.4 million. Revenue growth was led by a $17.7 million increase in product sales to $64.0 million, a 38% increase over the nine month period ended September 30, 2000. Included in this increase was $1.0 million in sales of products acquired in the second quarter of 2001 and an additional three months of sales of product lines acquired from NMT Medical in April 2000. Sales in the Integra NeuroSciences division increased $14.3 million to $46.3 million for the nine months ended September 30, 2001, and included $1.0 million in sales of products acquired in the second quarter of 2001 and an additional three months of sales of product lines acquired from NMT Medical in April 2000. Contributing to the strong growth in the Integra NeuroSciences division were sales of the DuraGen® Dural Graft Matrix, our line of intracranial monitoring and drainage products for the neuro intensive care unit, and the Selector® Integra Ultrasonic Aspirator for the ablation of cranial tumors. For the nine month periods ended September 30, 2000, Integra NeuroSciences' reported gross margin on product sales was reduced by one percentage point relating to fair value inventory purchase accounting adjustments recorded in connection with acquisitions. As compared to the adjusted gross margin of 58% for the nine month period ended September 30, 2000, gross margin on product sales increased four percentage points to 62% for the nine months ended September 30, 2001 through an improved sales mix of higher margin products.

Sales of Integra LifeSciences division products increased $3.4 million to $17.7 million for the nine month period ended September 30, 2001 from higher sales of both private label and distributed products. This increase included an additional three months of sales of a product line acquired from NMT Medical in April 2000. For the nine months ended September 30, 2000, Integra LifeSciences' reported gross margin on product sales was reduced by one percentage point relating to fair value inventory purchase accounting adjustments recorded in connection with an acquisition. As compared to the adjusted gross margin of 48% for the nine month period ended September 30, 2000, gross margin on product sales increased five percentage points to 53% for the nine months ended September 30, 2001 primarily as a result of increased capacity utilization.

Other revenue, which decreased by $0.7 million to $4.4 million for the nine months ended September 30, 2001, consisted of $3.0 million of research and development funding from strategic partners and government grants, $0.9 million of royalty income, and $0.5 million of license and distribution revenues. Other revenue in 2000 included $1.5 million of event related payments from the achievement of specific contract goals and the licensing of technology.

Research and development expenses were as follows:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences	$2,217	$1,885
Integra LifeSciences	3,865	3,852
Total	$6,082	$5,737

The $0.3 million increase in Integra NeuroSciences' research and development expenses to $2.2 million for the nine months ended September 30, 2001 was primarily related to development activities for the NeuraGen™ Nerve Guide, which received FDA approval in June 2001.

Selling and marketing expenses were as follows:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Integra LifeSciences	$13,797	$9,017
Integra LifeSciences	1,371	1,984
Total	$15,168	$11,001

Integra NeuroSciences selling and marketing expenses increased $4.8 million to $13.8 million for the nine months ended September 30, 2001 primarily because of the increase in the size of the direct sales force in the United States.

The $0.6 million decrease in Integra LifeSciences' sales and marketing expenses to $1.4 million for the nine months ended September 30, 2001 reflects lower distributor selling costs.

General and administrative expenses were as follows:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Integra NeuroSciences	$2,763	$3,243
Integra LifeSciences	1,255	1,070
Corporate	5,262	6,958
Total	$9,280	$11,271

The $0.5 million decrease in Integra NeuroSciences' general and administrative expenses was primarily related to headcount reductions and decreased bad debt expenses recorded in 2001 and consulting costs incurred in 2000 related to the CNS acquisition.

The $0.2 million increase in Integra LifeSciences' general and administrative expenses was primarily related to increased headcount.

The $1.7 million decrease in corporate general and administrative expenses was primarily the result of decreased legal fees and headcount reductions.

Amortization expense increased $0.4 million because of intangible asset amortization from the acquisitions of Satelec Medical and GMS in the second quarter of 2001 and from an additional three months of amortization recorded in 2001 from the acquisition of product lines from NMT Medical in April 2000.

Interest income (expense), net includes the following:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Interest income	$999	$555
Interest expense	(635)	(927)
Total	$364	$(372)

The increase in interest income of $0.4 million for the nine months ended September 30, 2001 is the result of the interest earned on the approximately $113 million of cash raised in our public offering of common stock in August 2001, offset by the effects of lower average interest rates in 2001 as compared to the nine months ended September 30, 2000.

Interest expense decreased $0.3 million for the nine months ended September 30, 2001 primarily because of the repayment of all outstanding debt during the third quarter of 2001. Lower average interest rates in 2001 as compared to the nine months ended September 30, 2000 also contributed to the decrease.

Other income (expense), net includes the following:

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
Other than temporary decline in available for sale securities	$(95)	$--
Gain on sale of available for sale securities	--	176
Other, net	(22)	1
Total	$(117)	$177

The provision for income taxes increased $0.7 million for the nine months ended September 30, 2001 to $1.0 million, which brings the effective tax rate for the year-to-date period to approximately 11%.

In connection with the adoption of Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition (the "SAB") in 2000, we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured and recorded as of January 1, 2000.

Net income for the nine months ended September 30, 2001 was $8.5 million, or $0.31 per diluted share, and included a $0.01 per share extraordinary loss from the early retirement of debt. Net income for the nine month period ended September 31, 2000 was $0.4 million, or a $0.28 loss per diluted share after the effect of preferred stock dividends and a $4.2 million beneficial conversion feature associated with the issuance of convertible preferred stock and common stock warrants in March 2000. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the convertible preferred stock, after taking into account the value assigned to the warrants.

INTERNATIONAL PRODUCT SALES AND OPERATIONS

For the nine months ended September 30, 2001, sales to customers outside the United States totaled $14.3 million, or 22% of consolidated product sales, of which approximately 54% were to Europe. Approximately $5.0 million of these sales to customers outside the United States were generated in foreign currencies from our foreign-based subsidiaries in England, Germany and France. Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar.

For the nine months ended September 30, 2000, sales to customers outside the United States totaled $10.3 million, or 22% of consolidated product sales, of which approximately 48% were to Europe. Approximately $2.2 million of these sales to customers outside the United States were generated in foreign currencies from our foreign-based subsidiary in England.

We acquired operations in Germany and France with the acquisitions of GMS and Satelec Medical in April 2001 and, in the third quarter of 2001, transferred the manufacturing of the acquired Satelec products to our Andover, UK facility.  Additionally, we are in the process of building our direct European sales force in England, France and Germany.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have generated significant cumulative operating losses. Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Recently, we have substantially reduced our cash burn rate and, for the nine months ended September 30, 2001, we generated positive operating cash flows of $9.0 million. Operating cash flows were reduced by a $6.7 million use of cash due to inventory growth. Inventory levels have grown during 2001 as part of a planned build-up of certain product lines in connection with new product launches and specific sales promotion programs and in advance of changes in the manufacturing of certain product lines to ensure that there are no sales disruptions during the transition.

At September 30, 2001, we had cash, cash equivalents and current and non-current investments totaling approximately $122.3 million. Investments consist almost entirely of highly-liquid, interest bearing debt securities.

Our principal uses of funds during the nine months ended September 30, 2001 were $13.8 million for debt repayments, $6.1 million for business acquisitions, and $2.0 million for purchases of property and equipment. Principal sources of funds were approximately $119.8 million from the issuance of common stock and $9.0 million of positive operating cash flow.

On August 13, 2001, we issued 4,747,500 shares of common stock in a public offering at $25.50 per share. The net proceeds generated by the offering, after estimated expenses, are expected to approximate $113 million.

With the proceeds from the public offering of common stock, we repaid all outstanding debt, including $7.9 million of bank loans and $1.4 million payable under the terms of a promissory note, in the third quarter of 2001. Additionally, we terminated our term loan and $4.0 million revolving credit facility with Fleet Capital Corporation in August 2001. At September 30, 2001, we had no debt outstanding.

OTHER MATTERS

At December 31, 2000, we had provided a $44.8 million valuation allowance against our consolidated deferred tax asset due to the uncertainty of its realization. Because we have generated taxable income during recent quarters, we are continuing to reassess the potential realizability of this asset through the generation of future taxable income. The recognition of the deferred tax asset could affect our income tax provision in the near term.

FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues to willfully and deliberately induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

This case went to trial in February 2000, and in March, 2000, a jury returned a unanimous verdict for the Company, finding that Merck KGaA had willfully infringed and induced the infringement of our patents, and awarded $15,000,000 in damages. The Court dismissed Scripps and Dr. Cheresh from the case.

In October, 2000, the Court entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the Court also granted us pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Court entered orders in favor of Integra and against Merck KGaA on the final post-judgment motions in the case and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA has notified Integra and the Court that it will appeal various decisions of the Court.  Post-judgment interest continues to accrue at the rate of approximately $20,000 per week. Integra has not recorded any gain in connection with this favorable judgment.

We are also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees and with respect to our products. In our opinion, these other claims are not expected, individually or in the aggregate, to result in a material adverse effect on our results of operations, financial condition, or cash flows. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

We filed with the Securities and Exchange Commission a Report on Form 8-K dated August 2, 2001 (and subsequently amended) with respect to our financial results for the second quarter of 2001 that were reported in a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: November 14, 2001	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: November 14, 2001	/s/ David B. Holtz
David B. Holtz
Senior Vice President, Finance and Treasurer