Form 10-K
period 2001-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2002-03-27
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NO. 0-26224
         DECEMBER 31, 2001

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

     311 ENTERPRISE DRIVE
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant as of March 15, 2002 was approximately $504 million.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2002 was 26,268,003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled May 21, 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

The terms we, our, us, Company and Integra refer to Integra LifeSciences Holdings Corporation and its subsidiaries unless the context suggests otherwise.

Integra is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business is divided into two divisions: Integra NeuroSciences(TM) and Integra LifeSciences(TM).

Integra was founded in 1989 and over the next decade developed technologies and built a product portfolio directed toward tissue regeneration. In 1999, we entered into the neurosurgery market through an acquisition and the launch of our DuraGen(TM) Dural Graft Matrix product for the repair of the dura mater. Since that time, Integra NeuroSciences has grown to comprise more than 74% of our total revenues, which increased to $93.4 million in 2001, an average growth rate of 47% per annum over the period 1999 to 2001. The growth in our overall business has been accelerated through six acquisitions, the introduction of six significant new products, and the expansion of the Integra NeuroSciences' direct sales force.

INTEGRA NEUROSCIENCES DIVISION

Our Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and is a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders.

We market the majority of these products directly to neurosurgeons and critical care units, which comprise a focused group of hospital-based practitioners. As a result, we believe we are able to access this market through a cost-effective direct sales and marketing infrastructure in the United States and Europe and through a distribution network elsewhere. Integra NeuroSciences' direct selling effort in the United States and Europe currently includes more than 80 people and is comprised of direct salespeople (called neurospecialists) and their management, and a team of clinical educators who educate and train both the neurospecialists and our customers in the use of our products. The United States sales force is led by a national sales manager and seven regional managers. We are planning to increase the number of domestic neurospecialists from 44 to 63 in 2002. We believe the expansion of our sales force allows for smaller, more focused territories, better coverage of our customers, greater participation in trade shows and more extensive marketing efforts.

INTEGRA LIFESCIENCES DIVISION

Our Integra LifeSciences division develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. For the majority of the products manufactured by the Integra LifeSciences division, we have partnered with market leaders for the development and marketing efforts related to these products. These non-neurosurgical products address large, diverse markets, and we believe that they can be promoted more-cost effectively through leveraging marketing partners than through developing a sales infrastructure ourselves. This strategy allows us to achieve our growth objectives cost-effectively while enabling us to focus our management efforts on developing new products. We have strategic alliances with Ethicon, a division of Johnson & Johnson, the Genetics Institute division of Wyeth (formerly American Home Products Corporation), Medtronic Sofamor Danek, and Sulzer Dental.

Geographic financial information about our segments, including product sales and long-lived assets, is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 13 - Division and Geographic Information.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and biomaterials in the markets in which we compete. Key elements of our strategy include the following:

EXPAND INTEGRA NEUROSCIENCES' MARKET PRESENCE. Through acquisitions and internal growth, we have rapidly grown Integra NeuroSciences into a leading provider of products used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries involving the brain, spine and nervous system. We believe that additional growth potential in the Integra NeuroSciences division exists through:

o expanding our product portfolio and market reach through additional acquisitions;

o increasing the penetration of our existing products into closely related markets, such as the ear, nose and throat (ENT), neurology, and spine markets;

o continuing the development and promotion of innovative new products, such as the NeuraGen(TM)Nerve Guide and the LICOX(R)Brain Tissue Oxygen Monitoring System; and

o  increasing the market share of existing product lines.

ADDITIONAL STRATEGIC ACQUISITIONS. Since March 1999 we have completed six acquisitions focused primarily in the Integra NeuroSciences division. We are seeking additional acquisitions in this market and in other specialty medical technology markets characterized by high margins, fragmented competition and focused target customers.

CONTINUE TO FORM STRATEGIC ALLIANCES FOR INTEGRA LIFESCIENCES' PRODUCTS. We have collaborated with well-known medical device companies to develop and market the majority of our non-neurosurgical product lines in the Integra LifeSciences division. Significant ongoing strategic alliances include those with Ethicon to market our INTEGRA(R) Dermal Regeneration Template and Genetics Institute and Medtronic Sofamor Danek to develop products for use in orthopedics. We intend to pursue additional strategic alliances selectively.

CONTINUE TO DEVELOP NEW AND INNOVATIVE MEDICAL PRODUCTS. As evidenced by our development of the INTEGRA(R) Dermal Regeneration Template, Biomend(R) and Biomend(R) Extend Absorbable Collagen Matrix, DuraGen(R) Dural Graft Matrix and the NeuraGen(TM) Nerve Guide, we have a leading proprietary absorbable implant franchise. We currently are developing a variety of innovative neurosurgical and other medical products, including a new class of absorbable biomaterials for the orthopedic implant market. In addition, we are seeking expanded applications for our existing products.


BUSINESS DIVISIONS

[INTEGRA NEUROSCIENCES LOGO]

OVERVIEW

The products sold by the Integra NeuroSciences' division include medical devices, implants, systems and instruments used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries involving the brain, spine and nervous system, and disposable medical supplies, such as electrodes, for neurological testing. These products are used primarily by neurosurgeons and nurses in the intensive care unit and the operating room and by neurologists in hospital and out-patient settings. Additionally, we sell products used by cardiovascular surgeons to divert blood to vital organs, such as the brain, during surgical procedures involving blood vessels. According to industry sources and our estimates, the aggregate size of the market addressed by our Integra NeuroSciences products exceeds $400 million and is expected to grow at an annual rate of 6-8%.

Our Integra NeuroSciences division offers one of the most comprehensive product lines serving the neuro intensive care unit and operating room. We have established market positions in intracranial monitoring, dural repair, tumor ablation, neurosurgical shunting, specialty neurosurgical instrumentation, carotid shunting, and central nervous system diagnostic and monitoring supplies, and are developing a market position in peripheral nerve repair. Integra NeuroSciences' products can be segmented by use into the following functional areas: i) the neuro intensive care unit, ii) the neurosurgical operating room, and iii) all other. The table below provides a summary of Integra NeuroSciences' products:


--------------------------------------------------------------------------------

PRODUCT LINES                            APPLICATION
--------------------------------------------------------------------------------

NEURO INTENSIVE CARE UNIT
--------------------------------------------------------------------------------

Camino(R) and Ventrix(R) fiber           Access, drainage and continuous
optic-based intracranial monitoring      monitoring of intracranial pressure,
systems, LICOX(R) oxygen monitoring      oxygen and temperature following injury
systems, Integra Systems of CSF          or neurosurgical procedures
Drainage and Cranial Access
--------------------------------------------------------------------------------

NEUROSURGICAL OPERATING ROOM
--------------------------------------------------------------------------------

DuraGen(R)Dural Graft Matrix             Graft to close brain and spine membrane
--------------------------------------------------------------------------------

NeuraGen(TM)Nerve Guide                  Repair of peripheral nerves
--------------------------------------------------------------------------------

Selector(R)Integra Ultrasonic            Use of ultrasonic energy to
Aspirator; Dissectron(R)Ultrasonic       ablate tumors
Aspirator
--------------------------------------------------------------------------------

Heyer-Schulte(R)neurosurgical shunts     Specifically designed for the
                                         management of hydrocephalus, a chronic
                                         condition involving excess
                                         cerebrospinal fluid in the brain
--------------------------------------------------------------------------------

Redmond(TM)-Ruggles(TM)neurosurgical     Specialized surgical instruments for
and spinal instruments; Neuro            use in   brain or spinal surgery
Navigational(R)flexible endoscopes
--------------------------------------------------------------------------------

Helitene(R)Absorbable Fibrillar          Control of bleeding
Hemostatic Agent
--------------------------------------------------------------------------------

ALL OTHER
--------------------------------------------------------------------------------

Integra NeuroSupplies(TM)                Disposables and supplies used in the
                                         diagnosis and monitoring of
                                         neurological, ENT and pulmonary
                                         disorders
--------------------------------------------------------------------------------

Sundt(TM)and other carotid shunts        For shunting blood during surgical
                                         procedures involving blood vessels
--------------------------------------------------------------------------------

MARKETS AND PRODUCTS

NEURO INTENSIVE CARE UNIT

THE MONITORING OF BRAIN PARAMETERS. Intracranial monitors are used by neurosurgeons in diagnosing and treating cases of severe head trauma and other diseases. There are approximately 400,000 cases of head trauma each year in the United States, of which the portion that requires monitoring and intervention represents a market of approximately $40 million.

Integra NeuroSciences sells the Camino(R) and Ventrix(R) lines of intracranial pressure and temperature monitoring systems and the LICOX(R) Brain Tissue Oxygen Monitoring System. Integra NeuroSciences currently has over 3,000 intracranial monitors installed worldwide. The Camino(R) and Ventrix(R) systems measure the intracranial pressure and temperature in the brain and ventricles, and the LICOX(R) system allows for continuous qualitative regional monitoring of dissolved oxygen in cerebral tissues. Core technologies underlying the brain parameter monitoring product line include the design and manufacture of the disposable catheters used in the monitoring systems, pressure transducer technology, optical detection/fiber optic transmission technology, sensor characterization and calibration technology and monitor design.

EXTERNAL DRAINAGE AND CRANIAL ACCESS. External drainage systems and cranial access kits are used by neurosurgeons to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain into an external container. Integra NeuroSciences manufactures and markets a broad line of cranial access kits and ventricular and lumbar external drainage systems under the Integra CSF Drainage and Cranial Access Systems brand name.

NEUROSURGICAL OPERATING ROOM

REPAIR OF THE DURA MATER. The dura mater is the thick membrane that contains the cerebrospinal fluid within the brain and the spine. The dura mater often must be penetrated during brain surgery and is often damaged during spinal surgery. In either case, surgeons often close or repair the dura mater with a graft. The graft may consist of tissue taken from elsewhere in the patient's body, or it may be one of the dural substitute products currently on the market which are made of synthetic materials, processed human cadaver, or bovine pericardium. The worldwide market for dural repair, including cranial and spinal applications, is estimated to be $200 million.

The DuraGen(R) Dural Graft Matrix is an absorbable collagen matrix indicated for the repair of the dura mater surrounding the brain and spine. We believe that the other methods for repairing the dura mater suffer from shortcomings addressed by the DuraGen(R) Dural Graft Matrix. Our DuraGen(R) product has been shown in clinical trials to be an effective means for closing the dura mater without the need for suturing, which allows the neurosurgeon to conclude the operation more efficiently. In addition, because the DuraGen(R) product is ultimately absorbed by the body and replaced with new natural tissue, the patient avoids some of the risks associated with a permanent implant inside the cranium or spinal cavity.

REPAIR OF PERIPHERAL NERVES. Peripheral nerves may become severed through traumatic accidents or surgical injuries, often resulting in the permanent loss of motor and sensory function. Although severed peripheral nerves regenerate spontaneously, they do not establish functional connections unless the nerve stumps are surgically reconnected. We estimate the market for the repair of severed peripheral nerves is $40 million.

The NeuraGen(TM) Nerve Guide is an absorbable implant for the repair of severed peripheral nerves. The NeuraGen(TM) product is a collagen tube designed to provide a protective environment for the regenerating nerve and to provide a conduit through which regenerating nerves can bridge the gap caused by the injury. The NeuraGen(TM) Nerve Guide offers a rapid method for rejoining severed peripheral nerves.

We received FDA 510(k) clearance for the NeuraGen(TM) product in June 2001 and launched the product in the United States in October 2001. In addition to targeting the neurosurgical operating room, we are also marketing the NeuraGen(TM) product to the non-hospital and private practice-based neurologist customer base served by our Integra NeuroSupplies business and to hand surgeons.

NEUROSURGICAL SYSTEMS FOR TUMOR ABLATION. More than 145,000 primary and metastatic brain tumors are diagnosed annually in the United States. Our Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator systems address the market for the surgical destruction and removal of malignant and non-malignant tumors and other tissue.

The Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator use very high frequency sound waves to pulverize cancer tumors and allow the surgeon to remove the damaged tumor tissue by aspiration. Unlike other surgical techniques, ultrasonic surgery selectively dissects and fragments soft tissue leaving fibrous tissues such as nerves and blood vessels intact. Ultrasonic aspiration facilitates the removal of unwanted tissue adjacent or attached to vital structures. The Dissectron(R) product is not sold in the United States.

HYDROCEPHALUS MANAGEMENT. Hydrocephalus is an incurable condition resulting from an imbalance between the amount of cerebrospinal fluid produced by the brain and the rate at which cerebrospinal fluid is absorbed by the body. This condition causes the ventricles of the brain to enlarge and the pressure inside the head to increase. Hydrocephalus often is present at birth, but may also result from head trauma, spina bifida, intraventricular hemorrhage, intracranial tumors and cysts. The most common method of treatment of hydrocephalus is the insertion of a shunt into the ventricular system of the brain to divert the flow of cerebrospinal fluid out of the brain. A pressure valve then maintains the cerebrospinal fluid at normal levels within the ventricles.

According to the Hydrocephalus Association, hydrocephalus affects approximately one in 500 children born in the United States. We estimate that approximately
80% of total cerebrospinal fluid shunt sales address birth-related hydrocephalus, with the remaining 20% addressing surgical procedures involving excess cerebrospinal fluid due to head trauma. Based on industry sources, we believe that the total United States market for hydrocephalus management, including monitoring, shunting and drainage, is approximately $70 million. Of that amount, it is estimated that a little more than half consists of sales of monitoring products, and the balance consists of sales of shunts and drains for the management of hydrocephalus.

Our Heyer-Schulte(R) line of hydrocephalus management shunting products includes the Novus(R), LPV(R) and Pudenz(TM) shunts, ventricular, peritoneal and cardiac catheters, physician-specified hydrocephalus management shunt kits, Ommaya(R) cerebrospinal fluid reservoirs and Spetzler(R) lumbar and syringo-peritoneal shunts.

We believe that the use of shunts containing programmable valves has increased in recent years. Programmable valves allow the neurosurgeon to adjust the pressure settings of a shunt while it is implanted in the patient. Shunts that do not incorporate programmable valve technology must be removed from the patient for subsequent pressure adjustments, a process that requires an additional surgical procedure. Because we do not market hydrocephalus management shunts with programmable valves, we believe that future domestic sales of the Heyer-Schulte(R) product line may be negatively affected by the increasing use of programmable valves.

NEUROSURGICAL AND SPINAL INSTRUMENTATION. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments sold under the Redmond(TM) and Ruggles(TM) brand names and a line of disposable neuroendoscopy products sold under the Neuro Navigational(R) brand name.

The Redmond(TM)-Ruggles(TM) products include retractors, kerrisons, dissectors, and curettes. Major product segments include spinal instruments, microsurgical neuro instruments, and products customized by Integra NeuroSciences and sold through other companies and distributors. Specialty surgical steel fabricators in Germany manufacture most of the Redmond(TM) and Ruggles(TM) products to Integra's specifications. The Neuro Navigational(R) product line consists of fiber optic instruments used to facilitate minimally invasive neurosurgery, including third ventriculostomies, which are increasingly substituted for shunt placement for patients who meet the criteria.

SURGICAL HEMOSTATIC AGENTS. Hemostatic agents are used to control bleeding. Our Helitene(R) Absorbable Fibrillar Collagen Hemostatic Agent has been marketed for surgical applications for over 15 years. In June 2001, the FDA approved a premarket approval (PMA) application supplement removing the labeling exclusion for neurosurgical uses of the Helitene(R) product. Helitene(R) is a collagen-based hemostatic agent in fibrillar form that effectively controls bleeding within two to five minutes when applied directly to the bleeding site and is designed to be totally absorbable if left in the body after hemostasis.

ALL OTHER

NEUROLOGICAL SUPPLIES. With the acquisition of NeuroSupplies, Inc. in December 2001, we expanded into the neurological supplies market. We distribute a wide variety of disposables and supplies, including surface electrodes, needle electrodes, recording transducers and stimulators, and respiratory sensors, that are used in the diagnosis and monitoring of neurological disorders. These products are designed to monitor and perform tests of the nervous system and brain, including electromyography (EMG), evoked potential (EP) and electroencephalography (EEG) tests, and to test sleep disorders.

These products are sold primarily through a catalog to more than 6,000 neurologists, hospitals, sleep clinics, and other physicians under the Integra NeuroSupplies(TM) name. Neurologists are the referring physicians for Integra's existing neurosurgeon customers. We expect that our sales and marketing infrastructure will be able to deepen the penetration of Integra NeuroSupplies' products into hospitals, Integra NeuroSciences' principal call point. We also believe that Integra NeuroSupplies' non-hospital and private practice-based customers may be receptive to certain of our existing products, including the NeuraGen(TM) and Helitene(R) products and our line of external ventricular drainage products.

HEMODYNAMIC SHUNTS. Our Sundt(TM) and other carotid shunts are used to divert blood to vital organs, such as the brain, during surgical procedures involving blood vessels. These products are used by vascular surgeons and neurosurgeons and are now sold direct in the United States through the Integra NeuroSciences sales force.




[INTEGRA LIFESCIENCES LOGO]


OVERVIEW

The Integra LifeSciences division develops and manufactures implants and other medical devices that are used primarily for the treatment of defects, diseases and injuries involving soft tissue and bone and for infection control. Many of the current products of Integra LifeSciences are built on our expertise in absorbable collagen products.

The Integra LifeSciences division is responsible for all of our products outside the neurosurgical market. Because these non-neurosurgical products address large, diverse markets, Integra LifeSciences' marketing, research and development programs are generally constructed around strategic alliances with leading medical device companies. We believe that these products can be more cost effectively promoted through leveraging marketing partners than through developing a sales infrastructure ourselves. According to industry sources and our estimates, the aggregate size of the markets addressed by Integra LifeSciences' products exceeds $1 billion.

Integra LifeSciences has established a reputation for being a value-added and dependable contract development and manufacturing partner. Integra LifeSciences has developed an expertise in the development, manufacture and supply of a variety of absorbable materials. Integra LifeSciences can also provide experienced personnel to support product quality and regulatory review efforts.

Although the Integra LifeSciences products serve a wide variety of markets, they can be segmented into two general groups: i) tissue repair products and ii) other medical devices. The table below provides a summary of our Integra LifeSciences products, their application, and marketing/development partner:

--------------------------------------------------------------------------------

PRODUCT LINES              APPLICATION                MARKETING/DEVELOPMENT
                                                      PARTNER
--------------------------------------------------------------------------------

TISSUE REPAIR PRODUCTS
--------------------------------------------------------------------------------

INTEGRA(R)Dermal           Regenerate dermis and      Ethicon, Inc., a division
Regeneration Template      repair skin defects        of Johnson & Johnson, and
                                                      Century Medical, Inc. in
                                                      Japan
--------------------------------------------------------------------------------

BioMend(R)and              Used in guided tissue      Sulzer Dental, a division
BioMend(R)Extend           regeneration in            of Sulzer Medica Ltd.
Absorbable Collagen        periodontal surgery
Membrane
--------------------------------------------------------------------------------


Orthopedic Biomaterials:

Absorbable Collagen        Fracture management/       Genetics Institute
Sponge and other matrices  enabling spinal fusion     division of Wyeth;
for use with bone                                     Medtronic Sofamor Danek
morphogenetic  protein                                (FDA Panel recommendation
(rhBMP-2)                                             received in January 2002)


Tyrosine polycarbonates    Fixation or alignment of   Bionx Implants, Inc.
for fixation devices       fractures                  (development program)
such as absorbable screws,
plates, pins, wedges
and nails
--------------------------------------------------------------------------------

OTHER MEDICAL DEVICES
--------------------------------------------------------------------------------


Infection Control:


VitaCuff(R)                Provides protection        Arrow International, Inc.,
                           against infection arising  Bard Access Systems, Inc.,
                           from long-term catheters   Tyco International

BioPatch(R)(1)             Anti-microbial wound       Ethicon, Inc.
                           dressing
--------------------------------------------------------------------------------
CollaCote(R),              Used to control bleeding   Sulzer Dental
CollaTape(R) and           in dental surgery
CollaPlug(R) absorbable
wound dressings
--------------------------------------------------------------------------------

Instat(R)(1) and           Control of bleeding        Ethicon and various
Helistat(R) Absorbable                                distributors
Collagen Hemostats
--------------------------------------------------------------------------------

Spembly Medical            Allow surgeon to use low   Various distributors
cryosurgery products       temperature to more
                           easily extract diseased
                           tissue
--------------------------------------------------------------------------------

(1)  BioPatch and Instat are registered trademarks of Johnson & Johnson.

MARKETS AND PRODUCTS

TISSUE REPAIR PRODUCTS

SKIN REPLACEMENT. Integra LifeSciences' skin replacement products address the market need created by severe burns and chronic wounds. We estimate that the worldwide market for use of skin replacement products, such as the INTEGRA(R) Dermal Regeneration Template, in the treatment of severe burns is approximately $75 million. However, the potential market for the use of INTEGRA(R) Dermal Regeneration Template for reconstructive surgery and the treatment of chronic wounds is much larger. We estimate this market to be in excess of $1 billion.

INTEGRA(R) Dermal Regeneration Template is designed to enable the human body to regenerate functional dermal tissue. The product was approved by the FDA under a premarket approval application for the post-excisional treatment of life-threatening full-thickness or deep partial-thickness thermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient. The INTEGRA(R) Dermal Regeneration Template is sold exclusively by the Ethicon division of Johnson & Johnson worldwide, except in Japan. Century Medical, Inc. has rights to distribute the product in Japan.

Through our strategic alliance with Ethicon, we are seeking to obtain broader indications for this product, including approval for use in reconstructive surgery and treatment of chronic wounds.

GUIDED TISSUE REGENERATION IN PERIODONTAL SURGERY. Our BioMend(R) Absorbable Collagen Membrane is used for guided tissue regeneration in periodontal surgery. The BioMend(R) membrane is inserted between the gum and the tooth after surgical treatment of periodontal disease, preventing the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. The BioMend(R) product is intended to be absorbed after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. BioMend(R) Extend has the same indication for use as BioMend(R), except that it absorbs in approximately 16 weeks. The BioMend(R) and BioMend(R) Extend Absorbable Collagen Membranes are sold through the Sulzer Dental division of Sulzer Medica.

ORTHOPEDIC BIOMATERIALS. We sell or are developing the following new absorbable materials for the orthopedic implant market:

          -  Absorbable   Collagen   Sponges  and  other  matrices  for  use  in
             developing bone regeneration implants; and

          - Tyrosine-derived polycarbonates designed to enhance the rate and quality of healing and tissue regeneration when implanted in bone.


BONE REGENERATION. Integra LifeSciences supplies the Genetics Institute division of Wyeth with Absorbable Collagen Sponges for use in developing bone regeneration implants. Since 1994, we have supplied Absorbable Collagen Sponges for use with Genetics Institute's recombinant human bone morphogenic protein-2 (rhBMP-2). Recombinant human BMP-2 is a manufactured version of human protein naturally present in very small quantities in the body. Genetics Institute is developing rhBMP-2 for clinical evaluation in several areas of bone repair and augmentation, including orthopedic, oral and maxillofacial surgery applications.


Spine applications are being developed through a related collaboration with Medtronic Sofamor Danek in North America. On January 10, 2002, the Orthopedic and Rehabilitation Devices Panel of the United States Food and Drug Administration (FDA) unanimously recommended for approval, with conditions, Medtronic Sofamor Danek's InFUSE(TM) Bone Graft used with the LT-CAGE(TM) Lumbar Tapered Fusion Device for use in spinal fusion procedures. The InFUSE Bone Graft uses rhBMP-2 applied to an Absorbable Collagen Sponge supplied by Integra in place of a painful secondary procedure to harvest small pieces of bone from the patient's own hip (autograft). When used with the LT-CAGE Lumbar Tapered Fusion Device, the InFUSE Bone Graft will be indicated to treat certain types of spinal degenerative disc disease, a common cause of low back pain. The FDA panel conditions for approval included three additional post-approval studies in the areas of antibody response during pregnancy, dosing and tumorogenicity.

Genetics Institute has filed a pre-market approval application with the FDA seeking approval for the use of rhBMP-2 in conjunction with our Absorbable Collagen Sponge for use in the treatment of acute long-bone fractures requiring open surgical management. In June 2001, Genetics Institute announced that it had received a non-approvable letter from the FDA regarding its pre-market approval application for the treatment of long-bone fractures, which may delay or ultimately prevent the approval of rhBMP-2 for those uses. The non-approvable letter focuses on the design of the pivotal clinical study and the interpretation of the clinical data submitted by Genetics Institute.

Additionally, we also receive development funding and other payments from Medtronic Sofamor Danek related to the development of additional matrices for various applications.


TYROSINE POLYCARBONATES FOR ORTHOPEDIC IMPLANTS. We are continuing to develop additional biomaterial technologies that enhance the rate and quality of healing and tissue regeneration with synthetic biodegradable scaffolds that support cell attachment and growth. We are developing a new class of absorbable polycarbonates created through the polymerization of tyrosine, a naturally occurring amino acid. A well-defined and commercially scaleable manufacturing process prepares these materials. Device fabrication by traditional techniques such as compression molding and extrusion is readily achieved. We believe that this new biomaterial will be useful in promoting full bone healing when implanted in damaged sites. This material is currently being developed for orthopedic and tissue engineering applications where strength and bone compatibility are critical issues for success of healing. No medical device containing the material has yet been approved for sale.


Integra is continuing and has concluded several materials transfer and research collaborations for tyrosine-derived polycarbonates. These collaborations, which include evaluation for use in orthopedic, craniomaxillofacial, spinal and drug delivery applications, have progressed through animal studies. To date no human studies have been undertaken.

We produced a Device Master File for the polymer technology and filed it with the FDA in April 2001. Information contained in the Device Master File may be used by Integra's strategic partners for Premarket Approval Applications, Investigational Device Exemptions, and 510(k) Premarket Notification submissions, as more fully described below under "Government Regulation".

OTHER MEDICAL DEVICES

Other current products of Integra LifeSciences include the VitaCuff(R) catheter access infection control device (sold to Bard Access Systems, Inc., Arrow International, Inc. and Tyco International Ltd.), the BioPatch(R) anti-microbial wound dressing (sold to Ethicon), and a wide range of absorbable collagen products for hemostasis (sold to Sulzer Dental for use in periodontal surgery under the names CollaCote(R), CollaTape(R) and CollaPlug(R), through various other distributors under the Helistat(R) Absorbable Collagen Hemostatic Agent name and through Ethicon under the Instat(R) Absorbable Collagen Hemostat name).

Finally, our Spembly Medical cryosurgery products allow surgeons to use low temperatures to more easily extract diseased tissue in ophthalmic, general, gynecological, urological and cardiac applications.


STRATEGIC ALLIANCES

We use distribution alliances to market the majority of our Integra LifeSciences products. We have also entered into collaborative agreements relating to research and development programs involving our technology. These arrangements are described below.

ETHICON. The Ethicon division of Johnson & Johnson distributes the INTEGRA(R) Dermal Regeneration Template throughout the world, except in Japan. As part of this strategic alliance, Ethicon has agreed to pay for clinical trials to support applications to the FDA for broader indications beyond the severe burn market, including the treatment of chronic wounds. We cannot be certain that these clinical trials will be completed, or that INTEGRA(R) Dermal Regeneration Template will receive the approvals necessary to permit Ethicon to promote it for those indications. Ethicon is responsible for marketing and selling the product, has agreed to make significant minimum product purchases, and is providing $2 million of annual funding for research, development and certain clinical trials through

2004 and thereafter different amounts based on a percentage of net sales. In addition, Ethicon is obligated to make contingent payments to Integra LifeSciences in the event of certain clinical developments and to assist in the expansion of our manufacturing capacity as Ethicon achieves certain sales targets. The aggregate amount of available contingent payments, if all conditions for each payment are satisfied, is $38 million. Of that amount, $25 million depends upon the achievement of specified sales targets and $13 million depends upon the achievement of certain clinical and regulatory events, such as regulatory submissions and approvals for new intended uses for INTEGRA(R) Dermal Regeneration Template. To date, we have received $750,000 in clinical and regulatory payments and no payments for the expansion of manufacturing capacity. We expect to receive an additional $500,000 clinical and regulatory payment in the first quarter of 2002. Based upon current clinical and regulatory plans and our estimates of future sales growth, we do not expect to receive more than $2 million of such contingent payments from Ethicon before 2004. Under the agreement, we are obligated to manufacture the product and are responsible for continued research and development. The initial term of the ten-year agreement expires in 2009, and Ethicon may at its option extend the agreement for an additional ten years. Ethicon may terminate the agreement prior to the end of the initial term by giving notice one year in advance of termination. Depending upon the reasons for any termination, Ethicon may be obligated to make significant payments to us.

CENTURY MEDICAL, INC. Century Medical Inc., a subsidiary of ITOCHU Corporation, has obtained exclusive importation and sales rights for INTEGRA(R) Dermal Regeneration Template, the DuraGen(R) Dural Graft Matrix and the NeuraGen(TM) Nerve Guide in Japan. Under the related sales and importation agreements, Century Medical is conducting clinical trials at its own expense to obtain Japanese regulatory approvals for the sale of INTEGRA(R) Dermal Regeneration Template and the DuraGen(R) Dural Graft Matrix in Japan.

The agreements with Century Medical will terminate seven years after we and Century Medical obtain approval from Japanese regulators to sell the applicable product in Japan. We do not receive any royalties under the agreement, but we did receive an initial non-refundable payment of $1 million from Century Medical in 1998.

GENETICS INSTITUTE AND MEDTRONIC SOFAMOR DANEK. Integra LifeSciences has several programs oriented toward the orthopedic market. These programs include the alliances with Genetics Institute and Medtronic Sofamor Danek for the development of collagen and other absorbable matrices to be used in conjunction with Genetics Institute's recombinant human bone morphogenetic protein-2 in a variety of bone regeneration applications. Our agreement with Genetics Institute requires us to supply Absorbable Collagen Sponges at specified prices to Genetics Institute, including those that Genetics Institute sells to Medtronic Sofamor Danek with rhBMP-2 for use in Medtronic Sofamor Danek's InFUSE(TM) product. In addition, we will receive a royalty equal to a percentage of Genetics Institute's sales of surgical kits combining rhBMP-2 and our Absorbable Collagen Sponges. The agreement terminates in 2004, but may be extended for successive five-year terms at the option of Genetics Institute. The agreement does not provide for milestones or other contingent payments, but Genetics Institute pays us to assist with regulatory affairs and research.

SULZER DENTAL. Sulzer Medica Ltd.'s dental division, Sulzer Dental, has marketed and sold BioMend(R) since 1995, BioMend(R) Extend since 1999, and CollaCote(R), CollaPlug(R) and CollaTape(R) since 1992 under a distribution agreement. Under that agreement, Sulzer Dental purchases products for the dental market from us at specified prices and in minimum quantities. The initial term of our agreement with Sulzer Dental ends at the end of 2004, and the agreement may be extended at the option of Sulzer Dental for an additional five years.


RESEARCH STRATEGY

Our research programs focus on developing new products based our biomaterials, peptide chemistry and collagen engineering technologies and our expertise in fiber optics. A portion of these research and development activities are funded by government grants and contract development revenues from strategic alliance partners. We spent approximately $8.0 million, $7.5 million, and $8.9 million in 2001, 2000, and 1999, respectively, on research and development activities. Research and development activities funded by government grants and contract development revenues amounted to $3.9 million, $2.8 million, and $1.6 million in 2001, 2000, and 1999, respectively.

We have either acquired or secured the proprietary rights to several important technological and scientific platforms, including collagen matrix technology, peptide technology, biomaterials technology, and expertise in fiber optics and intracranial monitoring. These technologies provide support for our critical applications in neurosciences and tissue regeneration and additional opportunities for generating near-term and long-term revenues from medical applications. We have been able to identify and bring together critical platform technology components from which we work to develop products for both tissue regeneration and neurosciences applications. These efforts have led to the successful development of new products, such as the NeuraGen(TM) Nerve Guide and DuraGen(R) Dural Graft Matrix.


GOVERNMENT REGULATION

As a manufacturer of medical devices, we are subject to extensive regulation by the FDA and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. We believe that we are in substantial compliance with these governmental regulations.

From time to time, we have recalled certain of our products. Since the beginning of 1998, we have voluntarily recalled products, and we have never involuntarily recalled a product. We have recalled defective components or devices supplied by other vendors, kits assembled by us that included incorrect combinations of products and defective devices manufactured by us. None of these recalls resulted in significant direct expense to us or significant disruption of customer or supplier relationships. However, a future voluntary or involuntary recall of one of our major products, particularly if it involved a potential or actual risk to patients, would have an adverse financial impact on us, as a result both of direct expenses and disrupted customer relationships.

Our medical devices introduced in the United States market are required by the FDA, as a condition of marketing, to secure a Pre-market Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, an approved Pre-market Approval application or a supplemental pre-market approval application. Alternatively, we may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a pre-market approval application or supplemental pre-market approval application, can take up to several years and can involve preclinical studies and clinical testing. In order to perform clinical testing in the United States on an unapproved product, we are also required to obtain an Investigational Device Exemption from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a pre-market approval application supplement or a 510(k) Premarket Notification clearance, prior to marketing products that are modifications of existing products or new indications for existing products. While the FDA Modernization Act of 1997, when fully implemented, is expected to inject more predictability into the product review process, streamline post-market surveillance, and promote the global harmonization of regulatory procedures, the process of obtaining the clearances can be onerous and costly.

We cannot assure that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, the approvals could have a material adverse effect on our business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, these changes might have on its business. However, the changes could have a material impact on our business.

We have received or acquired more than 130 pre-market notification clearances, four approved pre-market approval applications and 47 supplemental premarket approval applications. We have one premarket notification application pending, but expect to file new applications during the next year to cover new products and variations on existing products. We have one supplemental pre-market approval application pending for a proposed change in the approved uses for the INTEGRA(R) Dermal Regeneration Template.

We are also required to register with the FDA as a device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality Systems Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. These actions could have a material impact on our business. Other regulatory agencies may have similar powers.

Medical device laws also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of the our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification requires a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe. The Medical Device Directive, the ISO 9000 series of standards, and EN46001 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Each of our facilities is audited on an annual basis by a recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) to verify our compliance with these standards. In 2001, each of our facilities was audited, and we have maintained our certification to these standards.

In addition, we are required to notify the FDA if we export specified medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States. We are also required to maintain certain records relating to exports and make the records available to the FDA for inspection, if required. We do not currently export medical devices manufactured in the United States that have not been approved by the FDA, although we have in the past.


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

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of this type of an accident, we could be held liable for any damages that result and any liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, we cannot guarantee that we will not incur significant costs to comply with environmental laws and regulations in the future, nor that our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

BioMend(R), Camino(R), CollaCote(R), CollaPlug(R), CollaStat(TM), CollaTape(R), Dissectron(R), DuraGen(R), Helistat(R), Helitene(R), Heyer-Schulte(R), INTEGRA(R) Dermal Regeneration Template, Integra LifeSciences(TM), Integra NeuroSciences(TM), Integra NeuroSupplies(TM), LICOX(R), NeuraGen(TM), NeuroNavigational(R), Novus(R), LPV(R), Ommaya(R), Pudenz(TM), Redmond(TM), Ruggles(TM), Selector(R), Spetzler(R), Sundt(TM), Ventrix(R), VitaCuff(R) are some of the trademarks of Integra and its Subsidiaries. All other brand names, trademarks and service marks appearing in this report are the property of their respective holders.


COMPETITION

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the PS Medical division of Medtronic, Inc., the Codman division of Johnson & Johnson, and the Valleylab and Radionics divisions of Tyco International Ltd. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. In addition, certain companies are known to be competing particularly in the area of skin substitution or regeneration, including Organogenesis and Advanced Tissue Sciences. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device, rather than any particular product (such as autograft tissue as a substitute for INTEGRA(R) Dermal Regeneration Template). Depending on the product line, we compete on the basis of our products' features, strength of our sales organization or marketing partner, sophistication of our technology, and cost effectiveness of our solution to the customer's medical requirements.


EMPLOYEES

At December 31, 2001, we had approximately 600 permanent employees engaged in production and production support (including warehouse, engineering, and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales/marketing and administration and finance. None of our current employees are subject to a collective bargaining agreement.

Many of our employees, including those holding senior positions in our regulatory, operations, research and development, and sales and marketing departments, were recruited from large pharmaceutical or medical technology companies. Our neurospecialists and regional sales managers attend in-depth product training meetings throughout the year, and our clinical development team consists of medical professionals who specialize in specific therapeutic areas that our Integra NeuroSciences products serve. We believe that our clinical development team differentiates us from our competition, as their knowledge and experience as medical professionals allows them to more effectively educate and train both our neurospecialists and the customers who use our products. This team is especially valuable in communicating the clinical benefits of new products.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Integra, including, among other things:

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

o    our   ability   to   complete   acquisitions   and   integrate   operations
     post-acquisition; and

o other risk factors described in the section entitled "Risk Factors" in this report.

You can identify these forward-looking statements by forward-looking words such as believe, may, could, will, estimate, continue, anticipate, intend, seek, plan, expect, should, would and similar expressions in this report.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                  RISK FACTORS

We believe that the following important factors, among others, have affected, and in the future could affect, our business, financial condition, and results of operations and could cause the our future results to differ materially from our historical results and those expressed in any forward-looking statements made by us. Such factors are not meant to represent an exhaustive list of the risks and uncertainties associated with our business. These and other factors may affect our future results and our stock price, particularly on a quarterly basis.

WE HAVE A HISTORY OF INCURRING OPERATING LOSSES.

To date,  we have  experienced  significant  operating  losses  in  funding  the research, development, manufacturing and marketing of our products and may continue to incur operating losses. As of December 31, 2001, we had an accumulated deficit of $79.6 million. The year 2001 was the first full year that we experienced profitability. Profitability in the future depends in part upon our ability, either independently or in collaboration with others, to successfully manufacture and market our products and services. We cannot assure you that we can sustain profitability on an ongoing basis.

OUR OPERATING RESULTS MAY FLUCTUATE.

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

o  the timing of regulatory approvals;

o the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and strategic alliances;

o  our ability to manufacture our products efficiently; and

o  the timing of our research and development expenditures.

WE MAY BE UNABLE TO RAISE ADDITIONAL FINANCING NECESSARY TO CONDUCT OUR BUSINESS, MAKE PAYMENTS WHEN DUE OR REFINANCE OUR DEBT.

As of December 31, 2001, we had cash, cash equivalents and investments of approximately $131.0 million and short-term debt of approximately $3.6 million. However, we may need to raise additional funds in the future in order to implement our business plan, to conduct research and development, to fund marketing programs or to acquire complementary businesses, technologies or services. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and these securities may have rights senior to those of the holders of our preferred or common stock. If we cannot obtain additional financing when required on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures.

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

Our competitive position will depend on our ability to achieve market acceptance for our products, implement production and marketing plans, secure regulatory approval for products under development, obtain patent protection and secure adequate capital resources. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. We cannot assure you that competitive pressures will not adversely affect our profitability.

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the PS Medical division of Medtronic, Inc., the Codman division of Johnson & Johnson, and the Valleylab and Radionics divisions of Tyco International Ltd. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. In addition, certain companies are known to be competing in the area of skin substitution or regeneration, including Organogenesis and Advanced Tissue Sciences. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as a substitute for INTEGRA(R) Dermal Regeneration Template.

OUR CURRENT STRATEGY INVOLVES GROWTH THROUGH ACQUISITIONS, WHICH REQUIRES US TO INCUR SUBSTANTIAL COSTS AND POTENTIAL LIABILITIES FOR WHICH WE MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

In addition to internal growth, our current strategy involves growth through acquisitions. Since the beginning of 2000, we have acquired five different businesses for a total of $29.3 million.

We cannot assure you that we will be able to continue to implement our growth strategy, or that this strategy will ultimately be successful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in significant transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must be able to integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to further develop our resources to adapt to the particulars of those new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability would suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of equity securities.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. To gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product, further studies, including clinical trials and FDA approvals, may be required. In addition, for products with an approved pre-market approval application, the FDA requires post-approval reporting and may require post-approval surveillance programs to monitor the product's safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

We believe that the most significant risk of our recent applications to the FDA relates to the regulatory classification of certain of our new products or proposed new uses for existing products. In the filing of each application, we make a legal judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a pre-market approval application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or might not be granted. For example, we have filed, and expect to file, a series of post-approval supplements for the INTEGRA(R) Dermal Regeneration Template seeking approval to promote the product for new uses. It is possible that the FDA will require additional clinical information to support these applications or that the FDA will reject our applications entirely.

Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events, and documentation, and labeling and promotion of medical devices.

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we, or a third-party manufacturer, change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties. We have voluntarily recalled various products in the last four years, but none of our recalls have resulted in significant expense. There have been no involuntary recalls of our products. See "Business -- Government Regulation".

CERTAIN OF OUR PRODUCTS CONTAIN MATERIALS DERIVED FROM ANIMAL SOURCES, AND MAY AS A RESULT BECOME SUBJECT TO ADDITIONAL REGULATION.

Certain of our products, including the DuraGen(R) Dural Graft Matrix and the INTEGRA(R) Dermal Regeneration Template, contain material derived from animal tissue. Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities. The authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure.

We take great care to provide that our products are safe, and free of agents that can cause disease. In particular, the collagen used in the manufacture of our products is derived only from the achilles tendon of cattle from the United States, where no cases of BSE have been reported. Scientists and regulatory authorities classify the achilles tendon as having a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion) compared with other parts of the body. Additionally, we use processes in the manufacturing of our products that are believed to inactivate prions. Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Accordingly, new regulation, or a ban of our products, could have a significant adverse effect on our current business or our ability to expand our business.

LACK OF MARKET ACCEPTANCE FOR OUR PRODUCTS OR MARKET PREFERENCE FOR TECHNOLOGIES WHICH COMPETE WITH OUR PRODUCTS WOULD REDUCE OUR REVENUES AND PROFITABILITY.

We cannot be certain that our current products, or any other products that we develop or market, will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it may interfere with the widespread acceptance in the market for INTEGRA(R) Dermal Regeneration Template.

We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the NeuraGen(TM) Nerve Guide will be accepted by the medical community over conventional microsurgical techniques for connecting severed peripheral nerves.

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at an acceptable cost, and to supply and service sufficient quantities of our products directly or through our strategic alliances. In addition, limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products, could harm our technology. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

OUR BUSINESS DEPENDS SIGNIFICANTLY ON KEY RELATIONSHIPS WITH THIRD PARTIES WHICH WE MAY NOT BE ABLE TO ESTABLISH AND MAINTAIN.

Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing as well as research and development programs. Our most important strategic alliances are our agreement with Ethicon, Inc., a division of Johnson & Johnson, relating to INTEGRA(R) Dermal Regeneration Template, and our agreement with the Genetics Institute division of Wyeth for the development of collagen matrices to be used in conjunction with Genetics Institute's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of either of these alliances would have an adverse effect on our revenues and would reduce our expectations for the growth of our Integra LifeSciences division.

Our ability to enter into agreements with collaborators depends in part on convincing them that our technology can help achieve and accelerate their goals and strategies. This may require substantial time, effort and expense on our part with no guarantee that a strategic relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into collaborative or alliance agreements, our collaborators could terminate these agreements, or those agreements could expire before meaningful developmental milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

Much of the revenue that we may receive under these collaborations will depend upon our collaborators' ability to successfully introduce, market and sell new products derived from our products. Our success depends in part upon the performance by these collaborators of their responsibilities under these agreements.

Some collaborators may not perform their obligations as we expect. Some of the companies we currently have alliances with or are targeting as potential allies offer products competitive with our products or may develop competitive production technologies or competitive products outside of their collaborations with us that could have a material adverse effect on our competitive position. In addition, our role in the collaborations is mostly limited to the production aspects.

As a result, we may also be dependent on collaborators for other aspects of the development, preclinical and clinical testing, regulatory approval, sales, marketing and distribution of our products. If our current or future collaborators do not effectively market our products or develop additional products based on our technology, our sales and other revenues could significantly be reduced.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover significant aspects of many of our product lines. However, you should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours which our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

OUR COMPETITIVE POSITION IS DEPENDENT IN PART UPON UNPATENTED TRADE SECRETS, WHICH WE MAY NOT BE ABLE TO PROTECT.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that those trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

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

IT MAY BE DIFFICULT TO REPLACE SOME OF OUR SUPPLIERS.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect our Camino(R) and Ventrix(R) lines of intra-cranial pressure monitors and catheters, which are assembled using many different electronic parts from numerous suppliers. While we are not dependent on sole-source suppliers, if we were suddenly unable to purchase products from one or more of these companies, we would need time to qualify a replacement, and the production of any affected products could be disrupted. While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

IF ANY OF OUR MANUFACTURING FACILITIES WERE DAMAGED AND/OR OUR MANUFACTURING PROCESSES INTERRUPTED, WE COULD EXPERIENCE LOST REVENUES AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility that manufactures our Camino(R) and Ventrix(R) product line is as susceptible to earthquake damage and power losses from electrical shortages as are other businesses in the Southern California area. Our silicone manufacturing plant in Anasco, Puerto Rico is vulnerable to hurricane damage. Although we maintain property damage and business interruption insurance coverage on these facilities, we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

WE MAY BE INVOLVED IN LAWSUITS TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY BE EXPENSIVE.

In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. Intellectual property litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. We may also provoke these third parties to assert claims against us.

WE ARE EXPOSED TO A VARIETY OF RISKS RELATING TO OUR INTERNATIONAL SALES AND OPERATIONS, INCLUDING FLUCTUATIONS IN EXCHANGE RATES, LOCAL ECONOMIC CONDITIONS, AND DELAYS IN COLLECTION OF ACCOUNTS RECEIVABLE.

We generate significant sales outside the United States, a substantial portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Because we have operating subsidiaries based in Europe and we generate certain revenues and incur certain operating expenses in British Pounds and the Euro, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. Although product sales in these currencies amounted to approximately 8% of our total product sales for the year ended December 31, 2001, we expect that the amount of sales denominated in the British Pound and Euro will increase as a percentage of total sales because of recent acquisitions of European companies and our decision to sell directly, rather than through distributors, in major European countries.

Our sales to foreign markets may be affected by local economic conditions. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

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

o there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and

o there have been initiatives by third-party payors to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

In addition, there are laws and regulations that regulate the means by which companies in the health care industry may compete by discounting the prices of their products. Although we exercise care in structuring our customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

o government officials charged with responsibility for enforcing those laws will not assert that these customer discount arrangements are in violation of those laws or regulations, or

o government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE, AND OUR INSURANCE MAY NOT COVER ALL POTENTIAL CLAIMS.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We may not be able to obtain insurance for the potential liability on acceptable terms with adequate coverage or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance may not be renewed at a cost and level of coverage comparable to that then in effect.

WE ARE SUBJECT TO OTHER REGULATORY REQUIREMENTS RELATING TO OCCUPATIONAL HEALTH AND SAFETY AND THE USE OF HAZARDOUS SUBSTANCES WHICH MAY IMPOSE SIGNIFICANT COMPLIANCE COSTS ON US.

We are subject to regulation under federal and state laws regarding occupational health and safety, laboratory practices, and the use, handling and disposal of toxic or hazardous substances. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. Although we believe that our safety procedures for handling and disposing of those materials comply with the standards prescribed by the applicable laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all. We may incur significant costs to comply with environmental laws and regulations in the future. We may also be subject to other present and possible future local, state, federal and foreign regulations.

THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS.

We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance on Mr. Essig. In addition, recruiting and retaining qualified personnel will be critical to our success. There is a shortage in the industry of qualified management and scientific personnel, and competition for these individuals is intense. We cannot assure you that we will be able to attract additional personnel and retain existing personnel.

OUR STOCK PRICE MAY CONTINUE TO BE HIGHLY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM.

The stock market in general, and the stock prices of medical device companies, biotechnology companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of and beyond the control of any specific public companies. The market price of our common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. See Market for Registrant's Common Equity and Related Stockholder Matters. Factors that may have a significant impact on the market price of our common stock include:

o  our actual financial results differing from guidance provided by management;

o our actual financial results differing from that expected by securities analysts;

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

OUR MAJOR STOCKHOLDERS COULD MAKE DECISIONS ADVERSE TO YOUR INTERESTS.

Our directors and executive officers and affiliates of certain directors own or control more than one-third of our outstanding voting securities and would generally have significant influence over the election of all directors, the outcome of corporate actions requiring stockholder approval, and otherwise influence the business. The ability of the board of directors to issue preferred stock, while providing flexibility in connection with financing, acquisitions and other corporate purposes, could have the effect of discouraging, deferring or preventing a change in control or an unsolicited acquisition proposal, since the issuance of preferred stock could be used to dilute the share ownership of a person or entity seeking to obtain control of us. This significant influence could preclude any unsolicited acquisition of Integra and consequently adversely affect the market price of the common stock. Furthermore, we are subject to
Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control.


ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in Plainsboro, New Jersey, San Diego, California, Anasco, Puerto Rico, Andover, England and Mielkendorf, Germany. Our primary distribution centers are located in Cranbury, New Jersey and Andover, England. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Our total office manufacturing and research space approximates 190,000 square feet with lease payments of approximately $130,000 per month. All of our manufacturing facilities make at least one of our Integra NeuroSciences products, and our Integra LifeSciences products are manufactured in the Plainsboro, Anasco and Andover facilities. All of our facilities are leased. The lease agreement for our manufacturing facility in San Diego expires in June 2003. We believe that we will be able to renew this lease on acceptable terms.

All of our manufacturing and distribution facilities are registered with the FDA. Our facilities are subject to FDA inspection to assure compliance with Quality System Regulations. We believe that our manufacturing facilities are in substantial compliance with Quality System Regulations, suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. Some capacity of the plants is being converted, with any needed modification, to meet the current and projected requirements of existing and future products.


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

This case went to trial in February 2000, and in March 2000, a jury returned a unanimous verdict for Integra, finding that Merck KGaA had willfully infringed and induced the infringement of our patents, and awarded us $15,000,000 in damages. The Court dismissed Scripps and Dr. Cheresh from the case.

In October, 2000, the Court entered judgment in Integra's favor and against Merck KGaA in the case. In entering the judgment, the Court also granted us pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Court entered orders in favor of Integra and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and Integra have each appealed various decisions of the Court. We expect the court of appeals to hear arguments in the appeal during 2002 and to issue its opinion during 2003. Post-judgment interest continues to accrue at the rate of approximately $20,000 per week. Integra has not recorded any gain in connection with this favorable judgment.

We are also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees or former employees and with respect to our products. In our opinion, these other claims are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ADDITIONAL INFORMATION:

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

EXECUTIVE OFFICERS

The executive officers of Integra are elected annually and serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers and our Board of Directors is that Mr. Holtz is the nephew of Richard E. Caruso, Ph.D., who is Chairman of the Board of Directors. The following information indicates the position and age of our executive officers as of the date of this report and their previous business experience.


NAME                              AGE  POSITION

Stuart M. Essig .................  40   President, Chief Executive Officer
                                        and Director

John B. Henneman, III............  40   Senior Vice President, Chief
                                        Administrative Officer and Secretary

David B. Holtz...................  35   Senior Vice President, Finance
                                        and Treasurer

Donald R. Nociolo ...............  39   Senior Vice President, Operations

Judith E. O'Grady................  51   Senior Vice President, Regulatory,
                                        Quality Assurance and Clinical Affairs

Michael D. Pierschbacher, Ph.D...  50   Senior Vice President Research and
                                        Development, Director of the Corporate
                                        Research Center

Deborah A. Leonetti..............  46   Vice President, Marketing

Robert D. Paltridge .............  44   Vice President, Sales

STUART M. ESSIG has served as President and Chief Executive Officer and a director of Integra since December 1997. Before joining Integra, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an MBA and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business. Mr. Essig also serves on the Board of Directors of Vital Signs Incorporated and St. Jude Medical Corporation.

JOHN B. HENNEMAN, III is Integra's Senior Vice President, Chief Administrative Officer and Secretary, and is responsible for the law department, regulatory affairs, business development, human resources and investor relations. Mr. Henneman was our General Counsel from September 1998 until September 2000. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and from December 1997 to August 1998 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. In March 1999, Neuromedical Systems, Inc. filed a petition under Chapter 11 of the federal bankruptcy laws. Mr. Henneman practiced law in the Corporate Department of Latham & Watkins (Chicago, Illinois) from 1986 to 1994. Mr. Henneman received his A.B. (Politics) from Princeton University and his J.D. from the University of Michigan Law School.

DAVID B. HOLTZ joined Integra as Controller in 1993 and has served as Vice President, Finance and Treasurer since March 1997 and was promoted to Senior Vice President, Finance and Treasurer in February 2001. His responsibilities include managing all financial reporting, accounting and information systems functions. Before joining Integra, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University and has been certified as a public accountant.

DONALD R. NOCIOLO joined Integra as Director of Manufacturing in 1994 and has served as Vice President, Operations since March 1997 and was promoted to Senior Vice President of Operations in May 2000. His responsibilities include managing all manufacturing and distribution operations in the United States. Mr. Nociolo has over fifteen years experience working in engineering and manufacturing management in the medical device industry. Six of those years were spent working at Ethicon, Inc., a division of Johnson & Johnson. Mr. Nociolo received a BS degree in Industrial Engineering from Rutgers University and an MBA in Industrial Management from Fairleigh Dickinson University.

JUDITH E. O'GRADY Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Affairs, has served Integra since 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining Integra, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career she has held positions with Surgikos, a Johnson & Johnson company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady led the team that obtained the FDA approval for INTEGRA(R) Dermal Regeneration Template, the first regenerative product approved by the FDA, and has led teams responsible for more than 500 FDA and international submissions. She received her BS degree from Marquette University and MSN in Nursing from Boston University.

MICHAEL D. PIERSCHBACHER, PH.D. joined Integra in October 1995 as Senior Vice President, Research and Development. In May 1998 he was named Senior Vice President and Director of the Corporate Research Center. From June 1987 to September 1995, Dr. Pierschbacher served as Senior Vice President and Scientific Director of Telios Pharmaceuticals, Inc. ("Telios") which was acquired by us in 1995. He was a co-founder of Telios in May 1987 and is the co-discoverer and developer of Telios' matrix peptide technology. Before joining Telios as a full-time employee in October 1988, he was a staff scientist at the Burnham Institute for five years and remained on staff there in an adjunct capacity until the end of 1997. He received his post-doctoral training at Scripps Clinical and Research Foundation and at the Burnham Institute. Dr. Pierschbacher received his Ph.D. in Biochemistry from the University of Missouri.

DEBORAH A. LEONETTI joined Integra in May of 1997 as Director of Marketing and was promoted to Vice President of Marketing in April 1999. Her responsibilities include worldwide strategic marketing for all Integra products. From September 1989 through May 1997, Ms. Leonetti worked for Cabot Medical, which was later acquired by Circon Corporation, and held positions in sales, sales training, and marketing. Prior to her experience at Cabot-Circon, Ms. Leonetti completed fifteen years of clinical practice as a registered nurse at St. Christopher's Hospital for Children in Philadelphia. She received her Nursing degree from St. Joseph's Hospital School of Nursing and La Salle University.

ROBERT D. PALTRIDGE joined Integra as National Sales Director in February 1995 and has served as Vice President, North American Sales since September 1997. He was promoted to Vice President, Direct Sales in October 2001. His
responsibilities include managing the direct sales activities of Integra NeuroSciences products in the United States, the United Kingdom, France, and Germany and managing distributor sales in Canada. Mr. Paltridge has 19 years of sales and sales management experience in the medical device industry. Before joining Integra, he was National Sales Manager at Strato Medical, a division of Pfizer, Inc. He received a BS degree in Business Administration from Rutgers University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Integra's Common Stock trades on The Nasdaq National Market under the symbol IART. The following table represents the high and low sales prices for our Common Stock for each quarter for the last two years:

                                         HIGH           LOW
                      2001

                 Fourth Quarter        $ 31.030       $ 22.770
                 Third Quarter         $ 32.150       $ 18.800
                 Second Quarter        $ 22.450       $ 11.400
                 First Quarter         $ 18.313       $  9.875

                      2000

                 Fourth Quarter        $ 16.125       $  9.688
                 Third Quarter         $ 15.000       $  9.438
                 Second Quarter        $ 12.625       $  6.688
                 First Quarter         $ 19.875       $  5.875

The closing price for the Common Stock on March 15, 2002 was $28.80. For purposes of calculating the aggregate market value of the shares of voting stock of Integra held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by our directors and executive officers and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of Integra. Further information concerning ownership of the Integra's voting stock by executive officers, directors and principal stockholders will be included in the our definitive proxy statement to be filed with the Securities and Exchange Commission.

We do not currently pay any cash dividends on our Common Stock and do not anticipate paying as such dividends in the foreseeable future.

The number of stockholders of record as of March 15, 2002 was approximately 375, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 5,000.

RECENT SALES OF UNREGISTERED SECURITIES

In March and December 2001, respectively, we sold 240,000 and 300,000 shares of Common Stock to affiliates of Soros Private Equity Partners LLC through Soros' exercise of stock purchase warrants in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the "Securities Act"). Proceeds from these sales of Common Stock were $916,800 and $2,700,000, respectively.

In June 2001, we issued 2,617,800 shares of Common Stock to affiliates of Soros Private Equity Partners LLC upon their conversion of all 100,000 shares of Series B Preferred Stock owned by them in a transaction exempt from registration under Section 4(2) of the Securities Act. The holders of this Common Stock have registration rights.

In December 2001, we issued 10,000 shares of Common Stock to the seller of NeuroSupplies, Inc. as partial consideration for our acquisition of NeuroSupplies, Inc. in a transaction exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this report. We have acquired numerous businesses and product lines during the previous four years. As a result of these acquisitions, the consolidated financial results and balance sheet data for certain of the periods presented above may not be directly comparable.

                                                                          Years Ended December 31,
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Results:
Total revenue .........................................     93,442      71,649      42,876      17,561      14,848
Total operating costs and expenses (1) ................     79,156      83,370      55,256      31,741      33,759
                                                          --------    --------    --------    --------    --------
Operating income (loss) ...............................     14,286     (11,721)    (12,380)    (14,180)    (18,911)

Interest income (expense), net ........................      1,393        (473)        294       1,250       1,771
Gain on disposition of product line ...................         --       1,146       4,161          --          --
Other income (expense), net ...........................       (136)        201         141         588         176
                                                          --------    --------    --------    --------    --------
Income (loss) before income taxes .....................     15,543     (10,847)     (7,784)    (12,342)    (16,964)
Income tax expense (benefit)(2) .......................    (10,863)        108      (1,818)         --          --
                                                          --------    --------    --------    --------    --------
Net income (loss) before extraordinary item and
   cumulative effect of accounting change .............     26,406     (10,955)     (5,966)    (12,342)    (16,964)

Extraordinary loss on the early retirement of debt,
   net of income tax benefit(3) .......................       (243)         --          --          --          --
Cumulative effect of accounting change(4) .............         --        (470)         --          --          --
                                                          --------    --------    --------    --------    --------
Net income (loss) .....................................   $ 26,163    $(11,425)   $ (5,966)   $(12,342)   $(16,964)
                                                          ========    ========    ========    ========    ========

Diluted net income (loss) per share ...................   $   0.94    $  (0.97)   $  (0.40)   $  (0.77)   $  (1.15)
Weighted average shares outstanding ...................     27,796      17,553      16,802      16,139      14,810

Pro Forma Data (4):
Total revenue ..........................................                          $ 42,974    $ 16,993
Net loss ...............................................                            (5,868)    (12,910)
Basic and diluted net loss per share ...................                          $  (0.40)   $  (0.80)

                                                                                December 31,
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
                                                                               (IN THOUSANDS)
Financial Position(3):
Cash, cash equivalents, and non-current investments ...   $131,036    $ 15,138    $ 23,612    $ 20,187    $ 26,272
Working capital .......................................     89,086      25,177      28,014      23,898      29,407
Total assets ..........................................    227,588      86,514      66,253      34,707      38,356
Long-term debt ........................................         --       4,758       7,625          --          --
Accumulated deficit ...................................    (79,600)   (105,729)    (94,304)    (88,287)    (75,945)
Stockholders' equity ..................................    204,056      53,781      37,989      31,366      35,755


(1) Total operating costs and expenses include the following significant special items: a $13.5 million stock-based compensation charge from the extension of the employment of our President and Chief Executive Officer in 2000; $2.5 million in fair value inventory charges and $1.0 million in severance costs related to acquisitions in 1999; and a $1.0 million asset impairment charge and a $5.9 million stock-based signing bonus for our President and Chief Executive Officer in 1997.


(2) In 2001, Integra recognized an $11.5 million deferred income tax benefit related to the reduction of a portion of the valuation allowance recorded against its deferred tax assets. In 1999, Integra recognized a $1.8 million deferred income tax benefit from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

(3) In August 2001, we issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after expenses, was $113.4 million. We subsequently used a portion of these proceeds to repay outstanding indebtedness totaling $9.3 million, for which we recorded a $243,000 extraordinary loss, net of tax, on the early retirement of debt.

(4) As the result of the adoption of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue in 2001 and 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000. Pro forma data reflects the amounts that would have been reported if SAB 101 had been retroactively applied.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Risk Factors".

GENERAL

Integra is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business is divided into two divisions: Integra NeuroSciences(TM) and Integra LifeSciences(TM).

INTEGRA NEUROSCIENCES DIVISION

Our Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. Integra NeuroSciences sells primarily through a direct sales force of more than 80 people in the United States, the United Kingdom, Germany and France.

INTEGRA LIFESCIENCES DIVISION

Our Integra LifeSciences division develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. For the majority of the products manufactured by the Integra LifeSciences division, we have partnered with market leaders for the development and marketing efforts related to these products. These non-neurosurgical products address large, diverse markets, and we believe that they can be promoted more cost-effectively through leveraging marketing partners than through developing a sales infrastructure ourselves. We have strategic alliances with Ethicon, a division of Johnson & Johnson, the Genetics Institute division of Wyeth, Medtronic Sofamor Danek, and Sulzer Dental.

ACQUISITIONS

The recent growth in products sales has been generated through new product launches and six acquisitions. Reported product sales for 2001 and 2000 included the following amounts in sales of acquired product lines:

                                                     2001 Sales   2000 Sales
                                                     ----------   ----------
                                                         (IN THOUSANDS)
     Integra NeuroSciences
       Products acquired in 2001(1) ................   $ 2,044     $    --
       Products acquired in 2000 ...................    15,290       9,587
                                                       -------     -------
       Subtotal ....................................    17,334       9,587
       All other product sales .....................    50,998      39,615
                                                       -------     -------
       Total Integra NeuroSciences product sales ...    68,332      49,202

     Integra LifeSciences
       Products acquired in 2001 ...................   $    --     $    --
       Products acquired in 2000 ...................     2,222       1,622
                                                       -------     -------
       Subtotal ....................................     2,222       1,622
       All other product sales .....................    17,133      14,163
                                                       -------     -------
       Total Integra LifeSciences product sales ....    19,355      15,785

     Consolidated product sales ....................   $87,687     $64,987

(1) Excludes sales of the LICOX(R) product in those territories where Integra NeuroSciences had exclusive distribution rights to the product prior to our acquisition of GMSmbH.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Recent business and product line acquisitions include the following:

On December 6, 2001, we acquired NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.3 million. The purchase price consisted of $0.4 million in cash paid at closing, a $3.6 million note payable in January 2002, and 10,000 shares of Integra Common Stock. Integra NeuroSupplies markets a wide variety of supplies that are sold to neurologists, hospitals, sleep clinics, and other physicians in the United States as well as to original equipment manufacturers and distributors. Revenues of the acquired business were approximately $4.0 million in 2000.

On April 27, 2001, we acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.7 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. Revenues of the acquired business were approximately $1.5 million in 2000.

On April 4, 2001, we acquired GMSmbH, the German manufacturer of the LICOX(R) product, for $2.9 million. The purchase price consisted of $2.3 million in cash paid at closing, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Integra NeuroSciences division had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. Revenues of the acquired business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX(R) products in Germany and to various international distributors, including approximately $0.4 million to Integra.

On April 6, 2000, we purchased the Selector(R) Ultrasonic Aspirator, Ruggles hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc. (NMT) for $11.6 million in cash. Sales of the cryosurgery product line are reported in the Integra LifeSciences division.

On January 17, 2000, we purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. (CNS) for $6.8 million. The purchase price consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller, which was repaid in full in 2001. CNS designs and manufactures neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits.

On March 29, 1999 we acquired the business, including certain assets and liabilities, of the NeuroCare group of companies (NeuroCare), a leading provider of neurosurgical products for $25.2 million. The purchase price consisted of $14.2 million in cash and $11.0 million of assumed indebtedness under a term loan from Fleet Capital, which was repaid in full in 2001. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10.0 million of Series B Convertible Preferred Stock.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. The following table provides a comparison of pro forma product sales for the years 2001 and 2000 as if all acquisitions completed after January 1, 2000 had occurred as of the beginning of that year. This pro forma product sales data is based upon estimates of product sales generated by the acquired businesses during the period prior to which Integra acquired them and does not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above.

                                                 2001                   2000          Growth Over  Prior Year
                                          Reported  Pro Forma    Reported  Pro Forma    Reported   Pro Forma
                                          --------  ---------    --------  ---------  -----------  ----------
                                                       ($ IN THOUSANDS)
Integra NeuroSciences product sales ....  $ 68,332  $  73,539    $ 49,202  $  57,904      38.9%       27.0%
Integra LifeSciences product sales .....    19,355     19,355      15,785     16,467      22.6%       17.5%
                                          --------  ---------    --------  ---------    --------   ---------
Consolidated product sales .............    87,687     92,894      64,987     74,371      34.9%       24.9%
Other revenue ..........................     5,755      5,755       6,662      6,662     (13.6%)     (13.6%)
                                          --------  ---------    --------  ---------    --------   ---------
Total revenue ..........................  $ 93,442  $  98,649    $ 71,649  $  81,033      30.4%       21.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

We have acquired numerous businesses and product lines since 1999. As a result of these acquisitions, the following financial results may not be directly comparable.

                                                   Years Ended December 31,
                                                2001         2000         1999
                                            --------     --------     --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Product sales ............................  $ 87,687     $ 64,987     $ 40,047
Total revenue ............................    93,442       71,649       42,876

Cost of product sales ....................    36,014       29,511       22,678
GROSS MARGIN ON PRODUCT SALES ............    51,673       35,476       17,369
GROSS MARGIN AS A PERCENTAGE
  OF PRODUCT SALES .......................        59%          55%          43%

Total other operating costs
  and expenses ...........................    43,142       53,859       32,578
                                            --------     --------     --------
Operating income (loss) ..................    14,286      (11,721)     (12,380)

Interest income (expense), net ...........     1,393         (473)         294
Gain on disposition of product line ......        --        1,146        4,161
Other income (expense), net ..............      (136)         201          141
                                            --------     --------     --------
Income (loss) before income taxes ........    15,543      (10,847)      (7,784)
Income tax expense (benefit) .............   (10,863)         108       (1,818)
                                            --------     --------     --------
Net income (loss) before extraordinary
  item and accounting change .............    26,406      (10,955)      (5,966)

Extraordinary loss / accounting change ...      (243)        (470)          --
                                            --------     --------     --------
Net income (loss) ........................  $ 26,163     $(11,425)    $ (5,966)
                                            ========     ========     ========

Diluted net income (loss) per share ......  $   0.94     $  (0.97)    $  (0.40)
Weighted average shares outstanding ......    27,796       17,553       16,802

In 2001, total revenues increased 30% over 2000 to $93.4 million, led by a 35% increase in product sales to $87.7 million. Domestic product sales increased $17.0 million in 2001 to $68.4 million, or 78% of total sales, as compared to 79% of product sales in 2000 and 77% of product sales in 1999. Growth in total revenues and product sales in 2001 was led by the Integra NeuroSciences division, which reported an $18.9 million increase in total revenues to $69.4 million, a 37% increase over 2000. The Integra LifeSciences division reported a $2.9 million increase in total revenues to $24.0 million, a 14% increase over 2000.

In 2000, total revenues increased 67% over 1999 to $71.6 million, led by a 62% increase in product sales to $65.0 million. The increase in product sales was primarily the result of the $11.2 million in sales of products acquired in 2000, increased sales of the DuraGen(R) product, which was launched in the third quarter of 1999, and a full year of sales of the NeuroCare products, which were acquired in March 1999. Growth in total revenues and product sales in 2000 was led by the Integra NeuroSciences division, which reported an $24.6 million increase in total revenues to $50.5 million, a 95% increase over 1999. The Integra LifeSciences division reported a $4.2 million increase in total revenues to $21.1 million, a 24% increase over 1999.

Cost of product sales included $203,000, $429,000, and $2.5 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2001, 2000, and 1999, respectively. Excluding these adjustments, gross margin as a percentage of product sales in 1999 would have been 50%. The continued improvement in gross margins is primarily the result of an improved sales mix of higher margin products and increased capacity utilization in our manufacturing facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net income in 2001 was $26.2 million, or $0.94 per diluted share, as compared to a net loss of $11.4 million in 2000, or $(0.97) per diluted share, and a net loss of $6.0 million in 1999, or $(0.40) per diluted share. Included in these amounts are the following significant special items:

RECORDED IN 2001

- an $11.5 million deferred income tax benefit from the reduction of a portion of the valuation allowance recorded against our deferred tax assets; and

- an extraordinary loss of $243,000, net of tax, from the early retirement of debt;

RECORDED IN 2000

- a $13.5 million non-cash, stock-based compensation charge related to the extension of the Chief Executive Officer's employment agreement recorded in operating expenses;

-  a $1.1 million gain on the sale of product lines;

- a $470,000 charge recorded as the cumulative effect of an accounting change associated with the adoption of a new accounting policy for revenue recognition; and

- a $4.2 million non-recurring, non-cash dividend related to the beneficial conversion feature of our Series C Convertible Preferred Stock when it was issued in March 2000 that did not affect the reported net loss for 2000 but was reflected in the calculation of net loss per share for 2000;

RECORDED IN 1999

- a $2.5 million fair value purchasing accounting inventory charge and $1.0 million of severance costs related to acquisitions recorded in operating expenses;

-  a $3.7 million gain, net of tax, on the sale of a product line; and

- a $1.8 million deferred income tax benefit from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

As adjusted for the above special items, we would have reported net income of $14.9 million in 2001, as compared to net income of $1.4 million in 2000 and a net loss of $7.9 million in 1999.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION
                                                     2001      2000      1999
                                                   --------  --------  --------
                                                          (IN THOUSANDS)
Product sales:
   - Neuro intensive care unit ..................  $ 27,830  $ 23,521  $ 14,398
   - Neuro operating room .......................    36,213    21,820     8,458
   - Other NeuroSciences products ...............     4,289     3,861     2,588
                                                   --------  --------  --------
Total product sales .............................    68,332    49,202    25,444
Other revenue ...................................     1,061     1,312       450
                                                   --------  --------  --------
Total revenue ...................................    69,393    50,514    25,894

Cost of product sales ...........................    25,973    20,485    14,185
GROSS MARGIN ON PRODUCT SALES ...................    42,359    28,717    11,259
GROSS MARGIN AS A PERCENTAGE OF PRODUCT SALES ...       62%       58%       44%

Research and development expenses ...............     3,027     2,470     2,080
Sales and marketing expenses ....................    18,750    13,165     6,442
General and administrative expenses .............     3,682     4,358     4,726
                                                   --------  --------  --------
Operating income (loss) .........................  $ 17,961  $ 10,036  $ (1,539)

Product sales in the Integra NeuroSciences division increased $19.1 million in 2001 to $68.3 million, a 39% increase over 2000. Product sales increased $23.8 million in 2000 to $49.2 million, a 93% increase over 1999. This growth has been generated through acquisitions, new product launches, and increased direct sales and marketing efforts, both domestically and in Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Sales of the DuraGen(R) Dural Graft Matrix, the Selector(R) Integra Ultrasonic Aspirator for the ablation of cranial tumors, and our line of intracranial monitoring and drainage products for the neuro intensive care unit have grown particularly well.

In 2001, we launched three innovative new products in the United States. For the neuro intensive care unit, we launched the LICOX(R) Brain Tissue Oxygen Monitoring System for continuous monitoring of intracranial oxygen levels and the Ventrix(R) TrueTech Catheter, the only advanced intracranial pressure monitoring and drainage catheter designed to tunnel away from the brain, a proven clinical technique used previously only in fluid-filled ICP monitoring systems. Both of these products were launched in April 2001. For the neuro operating room, we launched the NeuraGen(TM) Nerve Guide for the repair of severed peripheral nerves in October 2001. These products generated approximately $700,000 in domestic sales in 2001.

In April 2001, we acquired the LICOX(R) product (for which we previously had distribution rights in the United States and certain other markets) and the Dissectron(R) Ultrasonic Aspirator for tumor removal. In December 2001, we acquired the neurological disposables and supplies business of NeuroSupplies, Inc. Sales of these products (excluding sales of the LICOX(R) product in those markets where we previously had distribution rights) totaled $2.0 million in 2001.

Future sales growth is expected to be driven by our planned increase in the domestic sales force, the continued implementation of our direct sales strategy in Europe and from the recently launched and acquired products.

Cost of product sales included $203,000, $339,000, and $2.5 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2001, 2000, and 1999, respectively. Excluding these adjustments, gross margin as a percentage of product sales would have been 62%, 59% and 54%, respectively. The continued improvement in gross margins is primarily the result of an improved sales mix of higher margin products. While gross margins on the products that we manufacture are expected to continue to improve in the near term, the lower gross margins from sales of the recently acquired Integra NeuroSupplies business will limit the effect of such expected improvements on overall divisional gross margins.

Other revenue consisted primarily of royalties on a product technology obtained in the NeuroCare acquisition. Other revenue increased $862,000 in 2000 primarily as the result of a full year of royalty revenues recognized in 2000 related to the product technology acquired in 1999. Other revenue is expected to decrease by $950,000 in 2002 from the expiration of the related royalty agreement.

Research and development expenses increased in 2001 primarily related to the development of a new collagen hemostatic device for use in neurosurgical procedures and continued development costs for the NeuraGen(TM) Nerve Guide product. Research and development expenses increased in 2000 primarily from the inclusion of the full year of research and development activities from the NeuroCare acquisition. Research and development expenses represented 4%, 5%, and 8% of total product sales in 2001, 2000, and 1999, respectively.

Sales and marketing expenses have increased significantly since 1999, consistent with the expansion of our domestic and international sales and marketing infrastructure, increased trade show activities and the opening of a national distribution center in 2000. Sales and marketing expenses represented 27%, 27%, and 25% of total product sales in 2001, 2000, and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Since the end of 1999, the domestic sales organization has more than doubled to 64 professionals that include neurospecialists, regional managers and clinical educators. With the acquisitions of GMSmbH and Satelec Medical in April 2001, we have a direct sales and marketing presence in the key European markets of Germany, France and the United Kingdom. Sales and marketing expenses are expected to continue to increase in 2002 as a result of the planned increase in the domestic direct sales organization to more than 80 professionals and because we will incur the first full year of direct selling expenses in Germany and France. We believe the smaller territories that result from the expansion of the sales force in the United States will allow each neurospecialist to focus more closely on each hospital account.

General and administrative expenses decreased $676,000 in 2001. Bad debt expense was $400,000 lower in 2001, primarily as the result of a writeoff of a large distributor account recorded in 2000 and improved accounts receivable collections in 2001. Additionally, general and administrative expenses in 2000 included $200,000 of consulting fees paid to the seller of the CNS business. General and administrative expenses in 1999 included $1.0 million in severance costs related to the NeuroCare acquisition.

INTEGRA LIFESCIENCES DIVISION
                                                      2001      2000      1999
                                                    -------   -------   -------
                                                            (IN THOUSANDS)
Product sales:
   - Tissue repair products ......................  $ 8,698   $ 6,168   $ 5,781
   - Other medical devices .......................   10,657     9,617     8,822
                                                    -------   -------   -------
Total product sales ..............................   19,355    15,785    14,603
Other revenue ....................................    4,694     5,350     2,379
                                                    -------   -------   -------
Total revenue ....................................   24,049    21,135    16,982

Cost of product sales ............................   10,041     9,026     8,493
GROSS MARGIN ON PRODUCT SALES ....................    9,314     6,759     6,110
GROSS MARGIN AS A PERCENTAGE OF PRODUCT SALES ....      48%       43%       42%

Research and development expenses ................    4,965     5,054     6,813
Sales and marketing expenses .....................    1,572     2,206     3,045
General and administrative expenses ..............    1,423     1,470     2,433
                                                    -------   -------   -------
Operating income (loss) ..........................  $ 6,048   $ 3,379   $(3,802)

Product sales in the Integra LifeSciences division increased $3.6 million in 2001 to $19.4 million, a 23% increase over 2000. This growth was generated primarily by a $2.5 million increase in sales of tissue repair products and a $600,000 increase in sales of the cryosurgery product line acquired in the second quarter of 2000. The increase in sales of tissue repair products was primarily generated by higher sales of the INTEGRA(R) Dermal Regeneration Template and our Absorbable Collagen Sponge for use in orthopedic applications.

Product sales in 2000 increased $1.2 million to $15.8 million, an 8% increase over 1999, primarily from sales of the acquired cryosurgery product line and increased sales of orthopedic products. Partially offsetting this were decreased sales of the INTEGRA(R) product, for which direct sales and marketing activities were transferred to Ethicon in June 1999, and decreased sales of a product line disposed of in the first quarter of 1999.

Gross margins have continued to improve primarily as the result of increased capacity utilization and increasing sales of higher margin orthopedic products.

Other revenue consists of i) research and development funding from strategic partners and government grants, ii) license, distribution, and other event-related revenues from strategic partners and other third parties, and iii) product royalty income. The decline in other revenue in 2001 was primarily the result of $1.5 million of event-related revenues received in 2000, as compared to none in 2001, which was partially offset by higher research and development funding received in 2001. Other revenue in 2001 and 2000 includes $2.0 million per year in research and development funding related to the Company's strategic alliance with Ethicon. The Ethicon Agreement provides us with research funding of $2.0 million per year through the year 2004. After 2004, funding amounts are based on a percentage of net sales of the INTEGRA(R) Dermal Regeneration Template.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Although the research, development and distribution agreements with our strategic partners provide us with funding when certain events occur, such as advances in research programs, critical publications or product approvals, the timing of these event payments is uncertain and difficult to predict. In the first quarter of 2002, we expect to receive an additional $500,000 event payment from Ethicon for the achievement of a contract goal.

The decrease in research and development expenses in 2001 was the result of a decline in costs associated with a program to develop a product to regenerate articular cartilage, partially offset by increased spending on programs with our other development partners. Research and development activities decreased in 2000 primarily because of the elimination of several non-core research programs throughout 1999 and reductions in headcount in our New Jersey-based research group. Offsetting these decreases were additional research and development activities related to the INTEGRA(R) Dermal Regeneration Template programs.

Sales  and  marketing  activities  in  the  Integra  LifeSciences  division  are primarily the responsibility of our strategic marketing partners and distributors. Sales and marketing costs have decreased since 1999 as a result of the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon in June 1999 and lower distributor selling costs in 2001.

The $1.0  million  decrease in general and  administrative  expenses in 2000 was
primarily  the  result  of  reduced   headcount  and  the   assumption  of  more
administrative responsibilities by the corporate staff.

CORPORATE EXPENSES AND AMORTIZATION
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Total divisional operating costs and expenses ... $ 69,433   $ 58,234   $ 48,217
Corporate general and administrative expenses ...    6,939     22,655      6,165
Amortization ....................................    2,784      2,481        874
                                                  --------   --------   --------
Consolidated total operating expenses ...........   79,156     83,370     55,256

Corporate general and administrative expenses in 2000 included the $13.5 million non-cash, stock-based compensation charge related to the extension of the Chief Executive Officer's employment agreement. Excluding this amount, the $2.2 million decrease in corporate general and administrative expenses in 2001 resulted primarily from a decrease in legal expenses related to the conclusion of the jury trial in the patent infringement lawsuit against Merck KGaA in the first quarter of 2000 as well as a reduction in other litigation matters outstanding in 2001, and reduced spending in other corporate functions. Excluding the $13.5 million stock-based charge recorded in 2000, corporate general and administrative expenses increased $3.0 million in 2000 as compared to 1999 primarily because of increased headcount.

The  allocation of the purchase price of business  acquisitions  has resulted in
(i) acquired intangible assets, consisting primarily of technology, customer lists and relationships, and trademarks, of approximately $22.2 million, which are amortized on a straight-line basis over lives ranging from 2 to 15 years, and (ii) residual goodwill of approximately $16.3 million, which has been amortized on a straight-line basis over 15 years. In connection with the implementation in 2002 of the recently issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), this residual goodwill will no longer be amortized, but will be reviewed at least annually for impairment. The implementation of Statement 142 is expected to reduce amortization expense by approximately $1.0 million per year. Additionally, a further $500,000 reduction in amortization expense is expected in 2002 related to an intangible asset that was fully amortized at the end of 2001, which will be partially offset by an increase of approximately $100,000 from a full year of amortization of intangible assets related to businesses acquired in 2001.

We reported operating earnings before interest, taxes, depreciation and amortization (EBITDA) of $20.2 million in 2001, as compared to an adjusted $7.2 million in 2000 and an adjusted $(5.7) million in 1999. Operating EBITDA represents operating income or loss before depreciation and amortization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NON-OPERATING INCOME AND EXPENSES

In August 2001, we raised $113.4 million from a follow-on public offering of 4.7 million shares of common stock, of which $9.3 million was subsequently used to repay all outstanding indebtedness. Accordingly, net interest income in 2001 increased to $1.4 million, as compared to net interest expense of $473,000 in 2000 and net interest income of $294,000 in 1999.

We recorded a $1.1 million pre-tax gain on the disposition of two product lines in 2000 and a $4.2 million pre-tax gain on the disposition of a product line in 1999.

INCOME TAXES

Based upon our recent trend of generating continued taxable earnings, current projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, we concluded in the fourth quarter of 2001 that a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences was no longer necessary. The valuation allowance was reduced by $12.0 million in 2001 because we believe that it is more likely than not that we will realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001. The $12.0 million reduction in the valuation allowance consisted of an $11.5 million deferred income tax benefit and a $450,000 credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options. A valuation allowance of $34.4 million is recorded against the $44.6 million of net deferred tax assets recorded at December 31, 2001. However, we may recognize additional deferred income tax benefit in future periods if we determine that all or a portion of the remaining deferred tax assets can be realized. At December 31, 2001, the Company had net operating loss carryforwards of approximately $90.4 million and $19.8 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2018 and 2008, respectively.

This partial reduction of the valuation allowance is expected to result in an effective tax rate for Integra of approximately 34% in 2002, assuming no further changes in our judgment regarding the realizability of our net deferred tax assets. However, the utilization of our net operating loss carryforwards to offset future taxable income is expected to substantially reduce the amount of income taxes actually paid. Accordingly, our actual cash tax rate is expected to be in the 8-12% range through the year 2003.

The $10.9 million net tax benefit recorded in 2001 is net of $1.2 million in current income tax expense.

The income tax provision of $108,000 recorded in 2000 includes $600,000 of income tax expense, partially offset by a $500,000 benefit from the sale of New Jersey state net operating loss carryforwards under a state sponsored program. The income tax benefit of $1.8 million recorded in 1999 consists of a $1.8 million deferred tax benefit from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition. A tax benefit of $600,000 associated with the sale of New Jersey state net operating loss carryforwards in 1999 was offset by $600,000 of current income tax expense.


INTERNATIONAL PRODUCT SALES AND OPERATIONS

Product sales by major geographic area are summarized below:

                    United                    Asia        Other
                    States      Europe       Pacific     Foreign    Consolidated
                    ------     --------     ---------   ---------   ------------
                                         (IN THOUSANDS)
Product sales:
2001 ...........   $ 68,391    $ 10,577     $  4,838    $  3,881      $ 87,687
2000 ...........     51,379       6,759        4,628       2,221        64,987
1999 ...........     30,982       4,664        3,299       1,102        40,047

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In 2001, sales to customers outside the United States totaled $19.3 million, or 22% of consolidated product sales, of which approximately 55% were to European customers. Of this amount, $7.2 million of these sales were generated in foreign currencies from our foreign-based subsidiaries in the United Kingdom, Germany and France. Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar. Sales to customers outside the United States and sales denominated in foreign currencies are expected to increase in 2002 because of our establishment of a direct sales and marketing infrastructure in the United Kingdom, Germany and France in 2001 and the transfer of certain distributor accounts to our operations in the United Kingdom.

In 2000, sales to customers outside the United States totaled $13.6 million, or 21% of consolidated product sales, of which approximately 50% were to European customers. Of this amount, $3.2 million of these sales were generated in foreign currencies from our subsidiary based in the United Kingdom, which was acquired in April 2000.

In 1999 sales outside the United States totaled $9.1 million, or 23% of consolidated product sales. All of these product sales were generated from operations based in the United States and were denominated in U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Since 1999, we have substantially reduced our net use of cash from operations and, in 2001, we generated positive operating cash flows of $15.7 million. This positive operating cash flow was reduced by a $7.0 million use of cash to increase inventory. Inventory levels increased during 2001 as part of a planned build-up of certain product lines in connection with new product launches and specific sales promotion programs. We also increased inventories in advance of changes in the manufacturing of certain product lines to ensure that there were no sales disruptions during the transition.

Our principal uses of funds in 2001 were $13.7 million for debt repayments, $6.3 million for business acquisitions, and $2.9 million for purchases of property and equipment. Principal sources of funds were approximately $123.1 million from the issuance of common stock and $15.7 million of positive operating cash flow.

On August 13, 2001, we issued 4.7 million shares of common stock in a public offering at $25.50 per share. The net proceeds generated by the offering, after expenses, were $113.4 million. With the proceeds from the public offering of common stock, we repaid all outstanding debt, including $7.9 million of bank loans and $1.4 million payable under the terms of a promissory note, in the third quarter of 2001. Additionally, the related term loan and revolving credit facility with Fleet Capital was terminated in August 2001. At December 31, 2001, we had $3.6 million in debt outstanding relating to a short-term note issued in connection with the Integra NeuroSupplies acquisition in December 2001. This note was repaid in full in January 2002.

At December 31, 2001, we had cash, cash equivalents and current and non-current investments totaling approximately $131.0 million. Investments consist almost entirely of highly-liquid, interest bearing debt securities. Given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position and future financial results could change significantly if we were to complete a business acquisition by utilizing a significant portion of our liquid assets.

In February, 2002, our Board of Directors reauthorized our share repurchase program. Under the program, we may repurchase up to 500,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. Shares may be repurchased under this program through December 31, 2002 either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock under this program in 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may change the recorded amount of allowances for doubtful accounts in the future.

We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and the related provisions for sales returns and allowances, resulting in future changes to the sales returns and allowances provision.

INVENTORIES. Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined on the first-in, first-out method, or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent that we determine there are excess, obsolete or expired inventory quantities, we record valuation reserves against all or a portion of the value of the related products. If future demand or market conditions are different than our projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of sales in the period the revision is made.

LONG-LIVED ASSETS. We review long-lived assets to be held and used, including property, plant, and equipment and goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, we perform a recoverability test using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, we calculate the amount of such impairment based on the estimated fair value of the asset. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in January 2002, our assessment of the recoverability of goodwill will change to a method based upon a comparison of the carrying value of the reporting units to which goodwill is assigned with its respective fair value. We record impairments to long-lived assets to be disposed of based upon the fair value of the applicable assets. If future events that would trigger an impairment review occur or we change our estimates of projected future undiscounted net cash flows related to long-lived assets to be held and used, we may need to record an impairment charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DEPRECIATION AND AMORTIZATION PERIODS. We provide for depreciation and amortization using the straight-line method over the estimated useful lives of property, plant and equipment and goodwill and other intangible assets. We base the determination of these useful lives on the period over which we expect the related assets to contribute to our cash flows. If our assessment of the useful lives of these long-lived assets changes, we may change future depreciation and amortization expense.

INCOME TAXES. We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered our projections for future taxable earnings and the expected timing of the reversal of deductible temporary differences in determining the need for a valuation allowance. In 2001, this analysis resulted in our reducing the recorded valuation allowance by $12.0 million. In the event that we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance in the period we make such a determination. We would record the adjustment in the earnings of such period or, to the extent the valuation allowance relates to tax benefits from the exercise of stock options, as a credit to additional paid-in capital.

REVENUE RECOGNITION. We recognize product sales when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. We recognize research grant revenue when the related expenses are incurred. Under the terms of existing research grants, we are reimbursed for allowable direct and indirect research expenses. We recognize royalty revenue over the period our customers sell the royalty products. We recognize non-refundable fees received under research, licensing and distribution arrangements as revenue when received if we have no continuing obligations to the other party. For those arrangements where we have continuing performance obligations, we recognize revenue using the lesser of the amount of non-refundable cash received or the result achieved using percentage of completion accounting based upon our estimated cost to complete these obligations. If our estimates of the costs to complete these obligations change, we may change the amount of revenue we recognized for fees received under research, licensing and distribution arrangements where we have continuing performance obligations.

LOSS CONTINGENCIES. We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees and with respect to our products. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if we change our assessment of the likely outcome of these matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 14 of this report.

Information on quarterly results of operations is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 14 - Selected Quarterly Information - Unaudited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 21, 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report.

1. Financial Statements. The following financial statements and financial statement schedule are filed as a part of this report.



Report of Independent Accountants ......................................... F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000 .............. F-2

Consolidated Statements of Operations for the years ended
 December 31, 2001, 2000, and 1999 ........................................ F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000, and 1999 ........................................ F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 2001, 2000, and 1999 .................... F-5

Notes to Consolidated Financial Statements ................................ F-7

Report of Independent Accountants on Financial Statement Schedule ......... F-28

Financial Statement Schedule .............................................. F-29

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


2.   Exhibits and Reports on Form 8-K.

                                                                     Location of
                                                                      Exhibits
                                                                    Incorporated
Number           Description                                        by Reference
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

2.3      Asset Purchase Agreement, dated as of January 14,
         2000, among Clinical Neuro Systems Holdings LLC,
         Clinical Neuro Systems, Inc., Surgical Sales
         Corporation (trading as Connell Neurosurgical) and
         George J. Connell. (14)**                                 (Exh. 2)
2.4      Asset Purchase Agreement dated March 20, 2000 by and
         among Integra Selector Corporation, NMT Neurosciences
         (US), Inc. and NMT Medical, Inc. (15)**                   (Exh. 2.1)

2.5      Purchase Agreement dated March 20, 2000 by and among
         NMT Medical, Inc., NMT Neurosciences (US), Inc., NMT
         Neurosciences Holdings (UK) Ltd., NMT Neurosciences
         (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery
         Ltd., Swedemed AB, Integra Neurosciences Holdings
         (UK) Ltd. and Integra Selector Corporation. (15)**        (Exh. 2.2)

3.1(a)   Amended and Restated Certificate of Incorporation of
         the Company (2)                                           (Exh. 3.1)

3.1(b)   Certificate of Amendment to Amended and Restated
         Certificate of Incorporation dated May 23, 1998 (3)       (Exh. 3.1(b))

3.2      Amended and Restated By-laws of the Company (8)           (Exh. 3)

4.1      Stock Option Grant and Agreement dated December 27,
         1997 between the Company and Stuart M. Essig*(8)          (Exh. 10.2)

4.2      Restricted Units Agreement dated December 27, 1997
         between the Company and Stuart M. Essig* (8)              (Exh. 10.3)

4.3      Certificate of Designation, Preferences and Rights of
         Series A Convertible Preferred Stock as filed with
         the Delaware Secretary of State on April 14, 1998. (6)    (Exh. 3)

4.4(a)   Certificate of Designation, Preferences and Rights of
         Series B Convertible Preferred Stock as filed with the
         Delaware Secretary of State on March 12, 1999 (3)         (Exh. 4.2)

4.4(b)   Certificate of Amendment of Certificate of
         Designation, Rights and Preferences of Series B
         Convertible Preferred Stock of Integra LifeSciences
         Holdings Corporation dated March 21, 2000. (16)           (Exh. 4.2)

4.5      Certificate of Designation, Rights and Preferences of
         Series C Convertible Preferred Stock of Integra
         LifeSciences Holdings Corporation dated March 21,
         2000. (16)                                                (Exh. 4.1)

4.6      Warrant to Purchase 270,550 Shares of Common Stock of
         Integra LifeSciences Holdings Corporation issued to
         Quantum Industrial Partners LDC. (16)                     (Exh. 4.3)

4.7      Warrant to Purchase 29,450 Shares of Common Stock of
         Integra LifeSciences Holdings Corporation issued to
         SFM Domestic Investments LLC. (16)                        (Exh. 4.4)

4.8      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (21)                     (Exh. 4.1)

4.9      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (21)                     (Exh. 4.2)

4.10     Restricted Units Agreement dated December 22, 2000
         between Integra LifeSciences Holdings Corporation and
         Stuart M. Essig* (21)                                     (Exh. 4.3)

4.11     Second Amendment to Certificate of Rights, Designations
         and Preferences of Series B Convertible Preferred
         Stock. (24)                                               (Exh. 3i.1)

4.12     First Amendment to Certificate of Rights, Designations
         and Preferences of Series C Convertible Preferred
         Stock. (24)                                               (Exh. 3i.2)

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

10.4     Supply Agreement between Genetics Institute, Inc. and
         the Company Dated as of April 1, 1994 (2)                 (Exh. 10.12)

10.5     Lease between Plainsboro Associates and American
         Biomaterials Corporation dated as of April 16, 1985,
         as assigned to Colla-Tec, Inc. on October 24, 1989
         and as amended through November 1, 1992 (2)               (Exh. 10.30)

10.6     Equipment Lease Agreement between Medicus Corporation
         and the Company, dated as of June 1, 2000. (19)           (Exh. 10.1)

10.7     Form of Indemnification Agreement between the Company
         and [ ] dated August 16, 1995, including a schedule
         identifying the individuals that are a party to such
         Indemnification Agreements(4)                             (Exh. 10.37)

10.8     1993 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (2)                                          (Exh. 10.32)

10.9(a)  1996 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (5)                                          (Exh. 4.3)

10.9(b)  Amendment to 1996 Incentive Stock Option and
         Non-Qualified Stock Option Plan* (8)                      (Exh. 10.4)

10.10    1998 Stock Option Plan* (7)                               (Exh. 10.2)

10.11    1999 Stock Option Plan* (17)                              (Exh. 10.13)

10.12    Employee Stock Purchase Plan* (7)                         (Exh. 10.1)

10.13    Deferred Compensation Plan* (17)                          (Exh. 10.15)

10.14    2000 Equity Incentive Plan* (22)                          (Exh. 10.17)

10.15    2001 Equity Incentive Plan (23)                           (Exh. 4)

10.16    Series B Convertible Preferred Stock and Warrant
         Purchase Agreement dated March 29, 1999 among Integra
         LifeSciences Corporation, Quantum Industrial Partners
         LDC and SFM Domestic Investments LLC (12)                 (Exh. 10.1)

10.17    Registration Rights Agreement dated March 29, 1999
         among Integra LifeSciences Corporation, Quantum
         Industrial Partners LDC and SFM Domestic Investments
         LLC (12)                                                  (Exh. 10.2)

10.18    Series C Convertible Preferred Stock and Warrant
         Purchase Agreement dated February 16, 2000 among
         Integra LifeSciences Holdings Corporation, Quantum
         Industrial Partners LDC and SFM Domestic Investments
         LLC. (16)                                                 (Exh. 10.1)

10.19    Amended and Restated Registration Rights Agreement
         dated March 29, 2000 among Integra LifeSciences
         Holdings Corporation, Quantum Industrial Partners LDC
         and SFM Domestic Investments LLC. (16)                    (Exh. 10.2)

10.20    Stock Purchase Agreement dated September 28, 2000
         among Integra LifeSciences Holdings Corporation and
         ArthroCare Corporation (20)                               (Exh. 10.1)
10.21(a) Employment Agreement dated December 27, 1997 between
         the Company and Stuart M. Essig* (8)                      (Exh. 10.1)

10.21(b) Amended and Restated Employment Agreement dated
         December 22, 2000 between Integra LifeSciences
         Holdings Corporation and Stuart M. Essig* (21)            (Exh. 10.1)

10.22    Indemnity letter agreement dated December 27, 1997
         from the Company to Stuart M. Essig* (8)                  (Exh. 10.5)

10.23    Registration Rights Provisions* (21)                      (Exh. 10.2)

10.24    Employment Agreement between John B. Henneman, III
         and the Company dated September 11, 1998* (10)            (Exh. 10)

10.25(a) Employment Agreement between George W. McKinney, III
         and the Company dated December 31, 1998* (3)              (Exh. 10.36)

10.25(b) Amended Employment Agreement between George W. McKinney,
         III and the Company dated February 22, 2001* (25)         (Exh. 10.1)

10.25(c) Amended Employment Agreement between George W. McKinney,
         III and the Company dated December 20, 2001* (1)

10.26    Employment Agreement between Judith O'Grady and the
         Company dated December 31, 1998* (3)                      (Exh. 10.37)

10.27    Employment Agreement between David B. Holtz and the
         Company dated December 31, 1998* (3)                      (Exh. 10.38)

10.28    Employment Agreement between Michael D. Pierschbacher
         and the Company dated December 31, 1998* (18)             (Exh. 10.8)

10.29    Employment Agreement between Donald R. Nociolo and
         the Company dated December 31, 1998* (18)                 (Exh. 10.9)

10.30    Supply, Distribution and Collaboration Agreement
         between Integra LifeSciences Corporation and Johnson
         & Johnson Medical, a Division of Ethicon, Inc. dated
         as of June 3, 1999, certain portions of which are
         subject to a request for confidential treatment under
         Rule 24b-2 of the Securities Exchange Act of 1934. (13)   (Exh. 10.1)

10.31    Lease Contract dated June 30, 1994 between the Puerto
         Rico Industrial Development Company and Heyer-Schulte
         NeuroCare, Inc. (17)                                      (Exh. 10.32)

10.32    Industrial Real Estate Triple Net Sublease dated
         April 1, 1993 between GAP Portfolio Partners and
         Camino Laboratories. (17)                                 (Exh. 10.33)

10.33    Industrial Real Estate Triple Net Sublease dated
         January 15, 1997 between Sorrento Montana, L.P. and
         Camino NeuroCare, Inc. (17)                               (Exh. 10.34)

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

(17) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.

(19) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2000.

(20) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on October 12, 2000.

(21) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on January 8, 2001.

(22) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.

(23) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-73512) which became effective on November 16, 2001.

(24) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on May 25, 2001.

(25) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2001.

Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of March, 2002.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION






                     BY: /s/ STUART M. ESSIG
                     -----------------------------
                     STUART M. ESSIG
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 23rd day of March, 2002.



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

/S/ RICHARD E. CARUSO               CHAIRMAN OF THE BOARD
--------------------------------
RICHARD E. CARUSO, PH.D.

/S/ KEITH BRADLEY                   DIRECTOR
--------------------------------
KEITH BRADLEY, PH.D.

/S/ GEORGE W. MCKINNEY, III         DIRECTOR
--------------------------------
GEORGE W. MCKINNEY, III, PH.D.

/S/ NEAL MOSZKOWSKI                 DIRECTOR
--------------------------------
NEAL MOSZKOWSKI

/S/ JAMES M. SULLIVAN               DIRECTOR
--------------------------------
JAMES M. SULLIVAN

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed more fully in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for nonrefundable fees received under its various research, license and distribution agreements.


/s/ PricewaterhouseCoopers LLP
------------------------------


Florham Park, New Jersey
February 22, 2002

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                               December 31,
                                                           --------------------
 ASSETS ................................................     2001        2000
                                                           --------    --------
Current Assets:
  Cash and cash equivalents ............................   $ 44,518    $ 14,086
  Short-term investments ...............................     22,183       1,052
  Trade accounts receivable, net of allowances
    for doubtful accounts of $964 and $1,003 ...........     14,024      13,087
  Inventories ..........................................     24,609      16,508
  Prepaid expenses and other current assets ............      2,898       1,484
                                                           --------    --------
      Total current assets .............................    108,232      46,217

 Noncurrent investments ................................     64,335          --
 Property, plant, and equipment, net ...................     11,662      11,599
 Deferred income taxes, net ............................     10,243          --
 Goodwill and other intangible assets, net .............     31,525      25,299
 Other assets ..........................................      1,591       3,399
                                                           --------    --------
Total assets ...........................................   $227,588    $ 86,514
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ......................................   $  3,576    $  8,872
  Accounts payable, trade ..............................      2,924       3,363
  Income taxes payable .................................      1,481       1,200
  Customer advances and deposits .......................      4,843         823
  Deferred revenue .....................................        772       1,675
  Accrued expenses and other current liabilities .......      5,550       5,107
                                                           --------    --------
      Total current liabilities ........................     19,146      21,040

 Long-term debt ........................................         --       4,758
 Deferred revenue ......................................      3,949       4,728
 Deferred income taxes .................................         --       1,788
 Other liabilities .....................................        437         419
                                                           --------    --------
Total liabilities ......................................     23,532      32,733

Commitments and contingencies

Stockholders' Equity:

  Preferred stock; $0.01 par value;
    15,000 authorized shares; 0 and 100 Series B
    Convertible shares issued and outstanding
    at December 31, 2001 and 2000, respectively;
    54 Series C Convertible shares issued and
    outstanding at December 31, 2001 and 2000,
    $6,345 including a 10% annual cumulative
    dividend liquidation preference ....................          1           2
  Common stock; $.01 par value; 60,000 authorized
    shares; 26,129 and 17,334 issued and
    outstanding at December 31, 2001 and 2000 ..........        261         173
  Additional paid-in capital ...........................    284,021     160,134
  Treasury stock, at cost; 6 and 20 shares at
    December 31, 2001 and 2000, respectively ...........        (51)       (180)
  Other ................................................        (37)        (66)
  Accumulated other comprehensive loss .................       (539)       (553)
  Accumulated deficit ..................................    (79,600)   (105,729)
                                                           --------    --------
    Total stockholders' equity .........................    204,056      53,781
                                                           --------    --------
 Total liabilities and stockholders' equity ............   $227,588    $ 86,514
                                                           ========    ========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


IN THOUSANDS, EXCEPT PER SHARE AMOUNTS              Years Ended December 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
REVENUES
Product sales .................................  $ 87,687   $ 64,987   $ 40,047
Other revenue .................................     5,755      6,662      2,829
                                                 --------   --------   --------
    Total revenue .............................    93,442     71,649     42,876

COSTS AND EXPENSES
Cost of product sales .........................    36,014     29,511     22,678
Research and development ......................     7,992      7,524      8,893
Selling and marketing .........................    20,322     15,371      9,487
General and administrative ....................    12,044     28,483     13,324
Amortization ..................................     2,784      2,481        874
                                                 --------   --------   --------
    Total costs and expenses ..................    79,156     83,370     55,256

Operating income (loss) .......................    14,286    (11,721)   (12,380)

Interest income (expense), net ................     1,393       (473)       294
Gain on dispositions of product lines .........        --      1,146      4,161
Other income (expense), net ...................      (136)       201        141
                                                 --------   --------   --------
Income (loss) before income taxes .............    15,543    (10,847)    (7,784)

Income tax expense (benefit) ..................   (10,863)       108     (1,818)
                                                 --------   --------   --------
Income (loss) before extraordinary item and
  cumulative effect of accounting change ......    26,406    (10,955)    (5,966)

Extraordinary loss, net of income
  tax benefit .................................      (243)        --         --
Cumulative effect of accounting change ........        --       (470)        --
                                                 --------   --------   --------
Net income (loss) .............................  $ 26,163   $(11,425)  $ (5,966)
                                                 ========   ========   ========

Earnings (loss) per share:

  Basic net income (loss) per share before
    extraordinary item and cumulative effect
    of accounting change ......................  $   1.09   $  (0.95)  $  (0.40)
  Basic net income (loss) per share ...........  $   1.08   $  (0.97)  $  (0.40)

  Diluted net income (loss) per share before
    extraordinary item and cumulative effect
    of accounting change ......................  $   0.95   $  (0.95)  $  (0.40)
  Diluted net income (loss) per share .........  $   0.94   $  (0.97)  $  (0.40)

Weighted average common shares outstanding:
  Basic .......................................    23,353     17,553     16,802
  Diluted .....................................    27,796     17,553     16,802

Pro forma amounts assuming retroactive
  application of accounting change:
  Total revenues ..............................                          42,974
  Net loss ....................................                          (5,868)
  Basic and diluted net loss per share ........                           (0.40)


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS                                                                      Years Ended December 31,
                                                                              --------------------------------
                                                                                2001        2000        1999
                                                                              --------    --------    --------
OPERATING ACTIVITIES:
    Net income (loss) .....................................................   $ 26,163    $(11,425)   $ (5,966)
    Adjustments to reconcile net income (loss)
          to net cash provided by (used in) operating activities:
     Depreciation and amortization ........................................      5,959       5,357       3,104
     Loss (gain) on sale of product line and other assets .................         --      (1,316)     (3,998)
     Loss on early retirement of debt .....................................        256          --          --
     Deferred tax benefit .................................................    (12,085)         --      (1,807)
     Amortization of discount and premium on investments ..................        298        (181)       (291)
     Stock based compensation .............................................         29      13,587         370
     Other, net ...........................................................        158          43          --
     Changes in assets and liabilities, net of business
          acquisitions:
       Accounts receivable ................................................         98      (3,475)       (510)
       Inventories ........................................................     (6,987)     (3,061)      2,829
       Prepaid expenses and other current assets ..........................     (1,443)       (571)        217
       Non-current assets .................................................      1,858      (3,565)        (80)
       Accounts payable, accrued expenses and other
          current liabilities .............................................       (941)      2,831        (677)
       Customer advances and deposits .....................................      4,020      (3,078)      3,652
       Deferred revenue ...................................................     (1,682)       (106)      5,659
                                                                              --------    --------    --------
     Net cash provided by (used in) operating activities ..................     15,701      (4,960)      2,502
                                                                              --------    --------    --------
INVESTING ACTIVITIES:
    Proceeds from sale of product line and other assets ...................         --       1,600       6,354
    Proceeds from the sales/maturities of investments .....................      3,000      16,981      26,000
    Purchases of available for sale investments ...........................    (88,533)    (13,391)    (14,737)
    Purchases of property and equipment ...................................     (2,860)     (3,268)     (2,309)
    Cash used in business acquisitions, net of cash acquired ..............     (6,348)    (16,187)    (14,944)
    Loans made ............................................................         --        (238)         --
                                                                              --------    --------    --------
     Net cash (used in) provided by investing activities ..................    (94,741)    (14,503)        364
                                                                              --------    --------    --------
FINANCING ACTIVITIES:
    Net proceeds (repayments) from revolving credit facility ..............     (3,147)      3,143           4
    Repayments of term loan ...............................................     (7,705)     (2,250)     (1,125)
    Repayment of note payable .............................................     (2,800)         --          --
    Proceeds from sales of preferred stock and warrants ...................         --       5,375       9,942
    Proceeds from the issuance of common stock ............................    113,433       5,000          --
    Proceeds from exercise of common stock purchase warrants ..............      3,616          50       1,950
    Proceeds from stock issued under employee benefit plans ...............      6,060       3,156         467
    Purchases of treasury stock ...........................................         --        (170)         --
    Collection of related party note receivable ...........................         --          35          --
    Preferred stock dividends paid ........................................         --         (67)        (80)
                                                                              --------    --------    --------
     Net cash provided by financing activities ............................    109,457      14,272      11,158

Effect of exchange rate changes on cash and cash equivalents ..............         15         (24)         --
                                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents ......................     30,432      (5,215)     14,024
Cash and cash equivalents at beginning of period ..........................     14,086      19,301       5,277
                                                                              --------    --------    --------
Cash and cash equivalents at end of period ................................   $ 44,518    $ 14,086    $ 19,301
                                                                              ========    ========    ========

Cash paid during the year for interest ....................................   $    778    $    922    $    654
Cash paid during the year for income taxes ................................        928         508         124

Supplemental disclosure of non-cash investing and financing activities:
     Note issued / loan assumed in business acquisitions ..................   $  3,576    $  2,598    $ 11,000
     Issuance of Restricted Units .........................................         --      13,515          --
     Common stock and warrants issued in settlement
        of obligations ....................................................         --         641          15
     Common stock issued in a business acquisition ........................        276          --          --

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands

                           Preferred                                                 Accumulated   Compre-
                             Stock       Common Stock             Additional            Other      hensive
                        --------------  --------------  Treasury   Paid-In          Comprehensive   Income   Accumulated   Total
                        Shares  Amount  Shares  Amount   Stock     Capital    Other     Loss        (Loss)     Deficit     Equity
                        ------  ------  ------  ------  -------   ---------- ------ -------------  --------  -----------  ---------
Balance,
  December 31, 1998 ....    500  $    5  15,783  $  158  $  (286)  $ 119,999  $(183)    $  (40)               $ (88,287)   $ 31,366
                         ------  ------  ------  ------  -------   ---------  ------    ------               ---------    --------


Net loss ...............                                                                              (5,966)    (5,966)    (5,966)
Unrealized losses on
  investments ..........                                                                   (24)          (24)                   (24)
                                                                                                      ------
Total comprehensive
  loss .................                                                                            $ (5,990)
                                                                                                    ========
Issuance of Series B
  Preferred Stock
  and warrants .........    100       1                                9,941                                                  9,942
Issuance of common
  stock through
  employee benefit
  plans ................                     48              264         203                                        (51)        416
Warrants exercised
  for cash .............                    300       3                1,947                                                  1,950
Issuance of stock
  in settlement
  of obligation ........                                      15                                                                 15
Unearned compensation
  related to
  non-employee stock
  options ..............                                                 241    (241)
Amortization of
  unearned
  compensation .........                                                         281                                            281
Compensation for stock
  options granted to
  employees ............                                                 89                                          89
Dividends paid on
  Series A Preferred ...                                                (80)                                        (80)
Balance,
  December 31, 1999 ....    600       6  16,131     161       (7)    132,340    (143)      (64)                 (94,304)     37,989
                         ======  ======  ======  ======  =======   =========  ======    ======                =========    ========

Net loss ...............                                                                             (11,425)   (11,425)    (11,425)
Unrealized losses on
  investments ..........                                                                   (32)          (32)                   (32)
Foreign currency
  translation ..........                                                                  (457)         (457)                  (457)
Total comprehensive
  loss .................                                                                            $(11,914)
                                                                                                    ========
Issuance of Series C
  Preferred Stock
  and warrants .........     54       1                                5,374                                                  5,375
Conversion of Series A
  Preferred Stock ......   (500)     (5)    250       3                    2
Private placement of
  common stock..........                    333       3                4,997                                                  5,000
Issuance of common
  stock through
  employee benefit
  plans ................                    564       6                3,201                                                  3,207
Warrants exercised
  for cash .............                     11                           50                                                     50
Issuance of stock in
  settlement of
  obligation ...........                     45                          641                                                    641
Amortization of
  unearned
  compensation .........                                                          72                                             72
Tax benefit related
  to stock options .....                                                  51                                                     51
Issuance of Restricted
  Units ................                                              13,515                                                 13,515
Unearned compensation
  related to
  non-employee
  stock options ........                                                  30     (30)
Dividends paid on
  Series A Preferred ...                                                 (67)                                                   (67)
Purchases of treasury
  stock ................                                    (173)                                                              (173)
Collection of related
  party note ...........                                                          35                                             35
Balance,
  December 31, 2000 ....    154       2  17,334     173     (180)    160,134     (66)     (553)                (105,729)     53,781
                         ======  ======  ======  ======  =======   =========   =====   =======                =========    ========


                   The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands

                           Preferred                                                 Accumulated   Compre-
                             Stock       Common Stock             Additional            Other      hensive
                        --------------  --------------  Treasury   Paid-In          Comprehensive   Income   Accumulated   Total
                        Shares  Amount  Shares  Amount   Stock     Capital    Other     Loss        (Loss)     Deficit     Equity
                        ------  ------  ------  ------  -------   ---------- ------ -------------  --------  -----------  ---------
Balance,
  December 31, 2000 ....    154       2  17,334     173     (180)    160,134     (66)     (553)                (105,729)     53,781
                         ======  ======  ======  ======  =======   =========  ======    ======                =========    ========

Net income .............                                                                              26,163     26,163      26,163
Unrealized gains on
  investments ........                                                                     238           238                    238
Other than temporary
  impairment of
  available for sale
  securities ...........                                                                    95                                   95
Foreign currency
  translation ..........                                                                  (319)         (319)                  (319)
                                                                                                    --------
Total comprehensive
  income ...............                                                                            $ 26,082
                                                                                                    ========
Conversion of Series B
  Preferred ............   (100)     (1)  2,618      26                  (25)
Public offering of
  common stock .........                  4,748      48              113,385                                                113,433
Issuance of common
  stock through
  employee benefit
  plans ................                    879       9      129       5,998                                        (34)      6,102
Warrants exercised
  for cash .............                    540       5                3,611                                                  3,616
Common stock issued
  in acquisition .......                     10                          276                                                    276
Amortization of
  unearned
  compensation .........                                                          29                                             29
Tax benefit related to
  stock options ........                                                 642                                                    642
Balance,
  December 31, 2001 ....     54  $    1  26,129  $  261  $   (51)  $ 284,021  $  (37)   $ (539)               $ (79,600)   $204,056
                         ======  ======  ======  ======  =======   =========  ======    ======                =========    ========

                   The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business is divided into two divisions:
Integra NeuroSciences(TM) and Integra LifeSciences(TM).

The Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. The Integra LifeSciences division develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. Integra NeuroSciences sells primarily through a direct sales organization and Integra LifeSciences sells primarily through strategic alliances.


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

FINANCIAL INSTRUMENTS

Investments in marketable debt and equity securities are classified and accounted for as available-for-sale securities and are carried at fair value, which was based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss. Realized gains and losses are determined on the specific identification cost basis and reported in other income (expense), net. Investment balances as of December 31, 2001 and 2000 were as follows:


                                                         Unrealized        Fair
                                              Cost     Gains   Losses      Value    Maturity
                                            -------   -------  -------    -------  ----------
                                                        (in thousands)
2001:
-----
Marketable debt securities, current.......  $22,092   $   53   $   (35)   $22,110  less than 1 year
Marketable equity securities .............       78        3        (8)        73
Marketable debt securities, non-current...   64,116      352      (133)    64,335  less than 30 months
                                            -------   ------   -------    -------
                                            $86,286   $  408   $  (176)   $86,518
2000:
-----
Marketable debt securities, current.......  $   977   $  --    $   --     $   977  less than 1 year
Marketable equity securities .............      173       10      (108)        75
                                            -------   ------   -------    -------
                                            $ 1,150   $   10   $  (108)   $ 1,052


The carrying values of all other financial instruments were not materially different from their estimated fair values.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE AND SALES RETURNS

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, an allowance is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, allowances for doubtful accounts are recorded based on the length of time the receivables are past due, the current business environment and our historical experience.

The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors.

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consisted of the following:

                                               December 31,
                                             2001       2000
                                          ---------- ----------
                                             (IN THOUSANDS)
Finished goods ..........................  $ 13,557   $  6,878
Work in process .........................     3,493      3,825
Raw materials ...........................     7,559      5,805
                                          ---------- ----------
                                           $ 24,609   $ 16,508

At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analyses of historical sales levels by product and projections of future demand. To the extent that management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. Property, plant and equipment balances and corresponding lives were as follows:

                                                 December 31,
                                               2001       2000        Lives
                                            ---------- ---------- --------------
                                                (IN THOUSANDS)
Buildings and leasehold improvements ....... $ 10,095   $  9,632  up to 40 years
Machinery and equipment ....................   13,320     11,371    3 - 15 years
Furniture and fixtures .....................    1,657        810    5 -  7 years
Construction in progress ...................      310        470
                                            ---------  ---------
                                               25,382     22,283
Less: Accumulated depreciation
  and amortization..........................  (13,720)   (10,684)
                                            ---------  ---------
                                             $ 11,662   $ 11,599

Depreciation and amortization expense associated with property, plant and equipment for the years ended December 31, 2001, 2000 and 1999 was $3,176,000, $2,876,000, and $2,229,000, respectively.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill acquired prior to July 1, 2001 was amortized on a straight line basis over a period of 15 years. Goodwill acquired after July 1, 2001 is not subject to amortization. Beginning in 2002, all goodwill, including balances outstanding at December 31, 2001, will cease being amortized and will instead be subject to annual impairment reviews. The cost of other acquired intangible assets is amortized on a straight line basis over their estimated useful lives, ranging from 2 to 15 years. Goodwill and other intangible assets, net, consisted of the following:

                                                          December 31,
                                                        2001       2000
                                                      --------   --------
                                                        (IN THOUSANDS)
Technology ......................................     $ 11,255   $ 10,761
Customer base ...................................        3,576      3,227
Trademarks ......................................        1,715      1,770
Other ...........................................        3,405      3,899
Goodwill ........................................       16,334      9,050
                                                      --------   --------
                                                        36,285     28,707
Less: Accumulated amortization ..................       (4,760)    (3,408)
                                                      --------   --------
                                                      $ 31,525   $ 25,299

LONG-LIVED ASSETS

Long-lived assets held and used by the Company, including property, plant and equipment and goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in January 2002, our assessment of the recoverability of goodwill will change to a method based upon a comparison of the carrying value of the reporting units to which goodwill is assigned with its respective fair value. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets.

FOREIGN CURRENCY

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are reported in other income (expense), net.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Product sales are recognized when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. Research grant revenue is recognized when the related expenses are incurred. Under the terms of existing research grants, the Company is reimbursed for allowable direct and indirect research expenses. Non-refundable fees received under research, licensing and distribution arrangements are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using percentage of completion accounting based upon the estimated cost to complete these obligations. Royalty revenue is recognized over the period the royalty products are sold by our customers.

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). As the result of the adoption of SAB 101, the Company recorded a $470,000 cumulative effect of an accounting change in 2000 to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue for each of the years ended December 31, 2001 and 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000.

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in products sales. The related shipping and handling fees and costs incurred by the Company are included in cost of product sales.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed in the period in which they are incurred.

STOCK BASED COMPENSATION

Employee stock based compensation is recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25". For disclosures purposes, pro forma net income (loss) and pro forma earnings per share are presented as if the fair value method had been applied.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables. The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supercedes Statement of Financial Accounting Standards No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". Statement 144 will be effective for the Company on January 1, 2002. Statement 144 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and further clarifies the criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets will no be longer amortized, but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill and intangible assets acquired prior to July 1, 2001 were amortized through December 31, 2001. Starting in 2002, all goodwill and indefinite lived intangible assets will cease being amortized. The implementation of Statement 142 is expected to reduce amortization expense by approximately $1.0 million per year.


3.   BUSINESS ACQUISITIONS

On December 6, 2001, the Company acquired NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.3 million. The purchase price consisted of $0.4 million in cash paid at closing, a $3.6 million note payable in January 2002, and 10,000 shares of Integra common stock. Integra NeuroSupplies markets a wide variety of supplies that are sold to neurologists, hospitals, sleep clinics, and other physicians in the United States as well as to original equipment manufacturers and distributors. Revenues of the acquired business were approximately $4.0 million in 2000.

On April 27, 2001, the Company acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.7 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. Revenues of the acquired business were approximately $1.5 million in 2000.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   BUSINESS ACQUISITIONS (CONTINUED)

On April 4, 2001, the Company acquired GMSmbH, the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System, for $2.9 million. The purchase price consisted of $2.3 million in cash paid at closing, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company's Integra NeuroSciences division had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. Revenues of the acquired business were approximately $1.2 million in 2000, consisting primarily of sales of the LICOX(R) products in Germany and to various international distributors, including approximately $0.4 million to Integra.

On April 6, 2000, the Company purchased the Selector(R) Ultrasonic Aspirator, Ruggles hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines, including certain assets and liabilities, from NMT Medical, Inc.
(NMT) for $11.6 million in cash.

On January 17, 2000, the Company purchased the business, including certain assets and liabilities, of Clinical Neuro Systems, Inc. (CNS) for $6.8 million. The purchase price of the CNS business consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller, which was repaid in full in 2001. CNS designs and manufactures neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits.

On March 29, 1999 the Company acquired the business, including certain assets and liabilities, of the NeuroCare group of companies (NeuroCare), a leading provider of neurosurgical products. The $25.2 million acquisition price was comprised of $14.2 million of cash and $11.0 million of assumed indebtedness under a term loan from Fleet Capital. The cash portion of the purchase price was financed in part by affiliates of Soros Private Equity Partners LLC, through the sale of $10.0 million of Series B Convertible Preferred Stock.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The allocation of the purchase price of these acquisitions resulted in acquired intangible assets, consisting primarily of technology, customer lists and relationships, and trademarks, of approximately $22.2 million, which are amortized on a straight-line basis over lives ranging from 2 to 15 years, and residual goodwill of approximately $16.3 million, which has been amortized on a straight-line basis over 15 years.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions consummated in 2001 and 2000 had been completed as of the beginning of each period presented:


                                                              2001       2000
                                                            --------   --------
                                                              (IN THOUSANDS)


Product sales ..........................................    $ 92,894   $ 74,371
Total revenue ..........................................      98,649     81,033
Cost of product sales ..................................      39,484     34,893

Income (loss) before extraordinary loss ................      26,589    (11,469)
Diluted income (loss) per share before
   extraordinary loss ..................................    $   0.96   $  (0.98)

Net income (loss) ......................................      26,346    (11,469)
Diluted net income (loss) per share ....................    $   0.95   $  (0.98)

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

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SPECIAL CHARGES (CREDITS)

The  following   special  charges  (credits)  are  reflected  in  the  Company's statements of operations:


                                                    2001       2000      1999
                                                  --------   --------   -------
                                                          (IN THOUSANDS)
Inventory fair value purchase accounting
  adjustments (Cost of product sales) ..........  $    203   $    429   $ 2,508
Severance costs (General and administrative) ...        --         --     1,024
Stock-based compensation charge for issuance
  of Restricted Units (General and
  administrative -- see Note 7) ................  $     --   $ 13,515   $    --
Gain on sale of product lines ..................        --     (1,146)   (4,161)
Deferred tax benefits (Income tax benefit --
see Note 9) ....................................   (11,512)        --    (1,807)



5.   DEBT

The Company's borrowings consisted of the following:


                                                        December 31,
                                                       2001      2000
                                                     ------    ------
                                                      (IN THOUSANDS)
Short term debt:
Current portion of note payable ...................  $3,576    $1,654
Bank loans
  Current portion of term loan ....................      --     4,071
  Revolving credit facility .......................      --     3,147
                                                     ------    ------
                                                     $3,576    $8,872
Long term debt:
Bank loans
  Term loan .......................................  $   --    $3,554
Note payable ......................................      --     1,204
                                                     ------    ------
                                                     $   --    $4,758


In connection with the acquisition of NeuroSupplies in December 2001, the Company issued a one month, interest-free $3.6 million promissory note to the seller that was repaid in January 2002.

In connection with the CNS acquisition in January 2000, the Company issued a 5% $2.8 million promissory note to the seller that was payable in two equal annual principal payments. For valuation purposes, the note was discounted using a rate of 10.5%, which was more comparable to market borrowing rates available to the Company at that time. The Company made the first scheduled principal payment of $1.4 million, plus accrued interest, in January 2001. Subsequently, in September 2001, the Company prepaid in full the remaining $1.4 million balance, plus accrued interest, and recorded an extraordinary loss on the early retirement of debt of $28,000, net of $2,000 of taxes.

The acquisition of NeuroCare in March 1999 was partially funded through an $11.0 million term loan provided by Fleet Capital. Fleet Capital also provided a $4.0 million revolving credit facility to fund working capital requirements. In August 2001, the Company repaid in full all outstanding loans to Fleet Capital and terminated the revolving credit facility. In connection with the $7.9 million prepayment of the Fleet Capital loans and the termination of the credit facility, the Company recorded an extraordinary loss on the early retirement of debt of $215,000, net of $11,000 of taxes. At December 31, 2000, the weighted average interest rate on outstanding loan balances to Fleet Capital was 9.8%.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMON AND PREFERRED STOCK

PREFERRED STOCK TRANSACTIONS

The Company is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, of which 2,000,000 shares have been designated as Series A, 120,000 shares have been designated as Series B, and 54,000 shares have been designated as Series C.

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock (Series C Preferred) and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC (Soros) for $5.4 million, net of issuance costs. The Series C Preferred ranks on a parity with the Company's Series B Convertible Preferred Stock, and is senior to the Company's common stock and all other preferred stock of the Company. The Series C Preferred is convertible into 600,000 shares of common stock and has a liquidation preference of $6.3 million, including a 10% cumulative annual dividend. This liquidation preference is payable upon i) the redemption of the preferred shares at the Company's option, ii) the redemption of the preferred shares in the event of the Company's sale of all or substantially all of its assets or certain mergers or consolidations of the Corporation into or with any other corporation, or iii) a legal liquidation of the Company.

The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4.2 million, which has been reflected in the net loss per share in 2000. The beneficial conversion dividend is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants. The warrants issued with the Series C Preferred were exercised in December 2001 for proceeds of $2.7 million.

In connection with the NeuroCare acquisition, the Company issued 100,000 shares of Series B Convertible Preferred Stock (Series B Preferred) and warrants to purchase 240,000 shares of common stock at $3.82 per share to Soros for $9.9 million, net of issuance costs. On June 26, 2001, Soros converted the Series B Preferred into 2,617,800 shares of the Company's common stock. The Series B Preferred ranked on a parity with the Series C Preferred, and was senior to the Company's common stock and all other preferred stock of the Company. The warrants issued with the Series B Preferred were exercised in March 2001 for proceeds of $916,800.

Soros is entitled to certain registration rights for shares of common stock obtained through conversion of the Series B Preferred or Series C Preferred or the exercise of the related warrants.

During the second quarter of 1998, the Company sold 500,000 shares of Series A Convertible Preferred Stock (Series A Preferred) for $4.0 million to Century Medical, Inc. (CMI). CMI converted the Series A Preferred into 250,000 shares of the Company's common stock in October 2000. The Series A Preferred paid an annual dividend of $0.16 per share, payable quarterly, and had a liquidation preference of $4.0 million that was payable only upon the liquidation of the Company.

COMMON STOCK TRANSACTIONS

In August 2001, the Company issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after expenses, were $113.4 million.

In September 2000, the Company completed a $5.0 million private placement of 333,334 shares of common stock to ArthroCare Corporation.

In September 1998, the Company issued 800,000 shares of common stock and two warrants, each having the right to purchase 150,000 shares of the Company's common stock at $6.00 and $7.00 per share, respectively, to GWC Health, Inc., a subsidiary of Elan Corporation, plc., as consideration for a business acquisition. Both of these warrants were exercised in October 1999 for proceeds of $1,950,000.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK PURCHASE AND AWARD PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company received  stockholder  approval for its Employee Stock Purchase Plan
(ESPP) in May 1998. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 500,000 shares of common stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2001, approximately 297,000 shares remain available for purchase under the ESPP.

STOCK OPTION PLANS

As of December 31, 2001, the Company had stock options outstanding under six plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), and the 2001 Equity Incentive Plan (the 2001 Plan and collectively, the Plans).

The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, and 2,000,000 shares each under the 1999 Plan, the 2000 Plan and the 2001 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan and 2001 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant, and generally expire six years from the grant date.

For the three years ended December 31, 2001, option activity for all the Plans was as follows:

                                Options Outstanding         Options Exercisable
                              -----------------------     ----------------------
                               Wtd. Avg.                   Wtd. Avg.
                               Exercise                    Exercise
                                 Price       Shares          Price       Shares
                              ----------   ----------     ----------   ---------
                                             (SHARES IN THOUSANDS)

December 31, 1998 ...........   $ 6.26         2,447

Granted .....................   $ 5.10         1,757
Exercised ...................   $ 4.24           (61)
Cancelled ...................   $ 5.56          (352)

December 31, 1999 ...........   $ 5.82         3,791        $ 6.76         1,422

Granted .....................   $11.62         1,548
Exercised ...................   $ 5.68          (493)
Cancelled ...................   $ 6.90          (327)

December 31, 2000 ...........   $ 7.74         4,519        $ 6.27         1,759

Granted .....................   $24.61           748
Exercised ...................   $ 6.49          (836)
Cancelled ...................   $11.88          (170)

December 31, 2001 ...........   $10.79         4,261        $ 6.89         1,986

Share available for grant,
  December 31, 2001 .........                  1,729

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK PURCHASE AND AWARD PLANS (CONTINUED)

In June 1999, the Company granted fully vested non-qualified stock options with an intrinsic value of $90,000 on the grant date to certain employees for which a corresponding charge was recorded to general and administrative expense. Otherwise, the exercise price of all other stock options granted under the Plans was equal to or greater than the fair market value of the common stock on dates of grant. The weighted average exercise price and fair market value of options granted in 2001, 2000 and 1999 were as follows:

                 Less Than              Equal to              In Excess of
                Market Price          Market Price            Market Price
           --------------------  ----------------------  ----------------------
            Exercise     Fair      Exercise      Fair      Exercise      Fair
             Price      Value       Price       Value       Price       Value
           ---------  ---------  ----------  ----------  ----------  ----------
2001 .....  $   --     $   --     $  24.61    $  16.14    $    --     $    --
2000 .....  $   --     $   --     $  11.62    $   8.20    $    --     $    --
1999 .....  $  3.46    $  3.46    $   5.11    $   3.77    $   7.61    $   0.06

The following table summarizes information about stock options outstanding as of December 31, 2001:

                                Options Outstanding          Options Exercisable
                      ------------------------------------   -------------------
                                Wtd. Avg     Wtd. Avg.                 Wtd. Avg.
    Range Of           As Of    Exercise     Remaining        As Of    Exercise
 Exercise Prices      12/31/01   Price    Contractual Life   12/31/01   Price
-----------------     --------  --------  ----------------   --------  ---------
                                         (SHARES IN THOUSANDS)
$ 3.375 - $ 4.375         748     $ 3.69      3.0 years          512     $ 3.73
$ 4.438 - $ 5.875       1,141     $ 5.81      4.7 years          827     $ 5.82
$ 5.906 - $11.000         939     $ 9.55      6.2 years          408     $ 8.85
$11.125 - $16.070         792     $13.62      4.9 years          239     $14.02
$16.190 - $30.500         641     $26.23      5.9 years          --         --
                       -------   -------     -----------      -------  --------
                        4,261     $10.79      5.0 years        1,986     $ 6.89

The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock Based Compensation (SFAS 123). Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in grant since 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
(loss) per share would have been as follows:

                                             2001        2000         1999
                                           --------    --------     --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
   As reported ..........................  $ 26,163    $(11,425)    $ (5,966)
   Pro forma ............................    20,252     (14,861)      (9,161)

Net income (loss) per share:
   BASIC
   As reported ..........................  $   1.08    $  (0.97)    $  (0.40)
   Pro forma ............................  $   0.82    $  (1.17)    $  (0.59)

   DILUTED
   As reported ..........................  $   0.94    $  (0.97)    $  (0.40)
   Pro forma ............................  $   0.75    $  (1.17)    $  (0.59)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK PURCHASE AND AWARD PLANS (CONTINUED)

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                                 2001       2000       1999
                                              ---------  ---------  ---------

     Dividend yield ......................         0%         0%         0%
     Expected volatility .................        80%        90%        90%
     Risk free interest rate .............      4.50%      6.50%      5.40%
     Expected option lives ...............    4.5 years  4.5 years  4.0 years

RESTRICTED UNITS

In December 2000, the Company issued 1,250,000 restricted units (Restricted Units) under the 2000 Plan as a fully vested equity based bonus to the Company's President and Chief Executive Officer (Executive) in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company's common stock. In connection with the issuance of the Restricted Units, the Company incurred a non-cash compensation charge of $13.5 million in the fourth quarter of 2000, which is included in general and administrative expenses. The Executive also received 1,000,000 Restricted Units in December 1997, each of which entitles him to receive one share of the Company's common stock. The Restricted Units issued in December 1997 were not issued under any of the Plans. The Executive has demand registration rights under the Restricted Units issued in December 1997 and December 2000.

No other stock-based awards are outstanding under any of the Plans.


8.   LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

In November 1992, a corporation whose shareholders are trusts, whose beneficiaries include beneficiaries of the Company's Chairman, acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. The lease provides for rent escalations of 10.1% and 8.5% in the years 2002 and 2007, respectively, and expires in October 2012.

The lease agreement related to the Company's research facility in San Diego provides for annual escalations.

In June 2000, the Company signed a ten year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company's Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 and $45,000 to the related party lessor in 2001 and 2000, respectively.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   LEASES (CONTINUED)

Future minimum lease payments under operating leases at December 31, 2001 were as follows:

                                           Related       Third
                                           Parties      Parties       Total
                                          ---------    ---------    ---------
                                                    (IN THOUSANDS)
    2002 ............................      $   303      $ 1,345      $ 1,648
    2003 ............................          321        1,150        1,471
    2004 ............................          321          822        1,143
    2005 ............................          321          340          661
    2006 ............................          321           14          335
    Thereafter ......................        1,754          571        2,325
                                          ---------    ---------    ---------
    Total minimum lease payments.....      $ 3,341      $ 4,242      $ 7,583
                                          =========    =========    =========

Total rental expense for the years ended December 31, 2001, 2000, and 1999 was $1,886,000, $1,422,000, and $958,000, respectively, and included $306,000,
$255,000, and $219,000 in related party expense, respectively.


9.   INCOME TAXES

The income tax expense (benefit) consisted of the following:

                                               2001         2000         1999
                                             --------     --------     --------
                                                       (IN THOUSANDS)
Current:
  Federal ..............................     $    221     $    100     $    100
  State ................................          446         (131)        (111)
  Foreign ..............................          555          139          --
                                             --------     --------     --------
Total current ..........................        1,222          108          (11)

Deferred:
  Federal ..............................     $(10,774)    $    --      $ (1,671)
  State ................................         (739)         --          (136)
  Foreign ..............................         (572)         --           --
                                             --------     --------     --------
Total deferred .........................      (12,085)         --        (1,807)

Income tax expense (benefit) ...........     $(10,863)    $    108     $ (1,818)
                                             ========     ========     ========

The extraordinary loss on the early retirement of debt is reported net of a $13,000 income tax benefit.

The  temporary   differences   which  give  rise  to  deferred  tax  assets  and
(liabilities) are presented below:

                                                                December 31
                                                             2001         2000
                                                           --------    --------
                                                              (IN THOUSANDS)
Net operating loss and tax credit carryforwards .......... $ 32,765    $ 33,676
Inventory reserves and capitalization ....................    2,616       1,740
Other ....................................................    9,159       8,594
Deferred revenue .........................................    2,403       2,380
                                                           --------    --------
  Total deferred tax assets before valuation allowance ...   46,943      46,390

Valuation allowance ......................................  (34,356)    (44,776)

Depreciation and amortization ............................   (1,952)     (3,010)
Other ....................................................     (392)       (392)
                                                           --------    --------
Net deferred tax assets (liabilities) .................... $ 10,243    $ (1,788)
                                                           ========    ========

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES (CONTINUED)


Since 1999, the Company has generated positive taxable income on a cumulative basis. In light of this recent trend, current projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, management concluded in the fourth quarter of 2001 that a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences was no longer necessary. The valuation allowance was reduced by $12.0 million in 2001 because management believes that it is more likely than not that the Company will realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001. The $12.0 million reduction in the valuation allowance consisted of an $11.5 million deferred income tax benefit and a $450,000 credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options. A valuation allowance of $34.4 million is recorded against the $44.6 million of net deferred tax assets recorded at December 31, 2001. In the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made. Approximately $5.9 million of this valuation allowance is recorded against deferred tax assets arising from net operating loss carryforwards that were generated through the exercise of stock options. Any subsequent reduction in the valuation allowance to recognize these stock option-related deferred tax assets will be recorded as a credit to additional paid-in capital.


The net change in the Company's valuation allowance was $(10,420,000), $3,342,000, and $18,000 in 2001, 2000, and 1999, respectively. The 1999 change in valuation allowance includes a non-cash benefit of $1,807,000 resulting from the deferred tax liabilities recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                     2001      2000      1999
                                                    ------    ------    ------
Federal statutory rate ...........................    34.0%    (34.0%)   (34.0%)
Increase (reduction) in income taxes
    resulting from:
  State income taxes - before deferred benefit ...     1.9%      3.1%      6.9%
  Benefit from sale of state net operating loss,
    net of federal effect ........................      --      (4.3%)    (5.5%)
  Foreign taxes booked at different rates ........    (1.3%)    (0.5%)      --
  Alternative minimum tax, net of state benefit ..     1.4%      0.9%      1.3%
  Nondeductible items ............................     1.1%      2.1%      8.2%
  Other ..........................................     1.9       2.9%       --
  Change in valuation allowance ..................  (108.9%)    30.8%     (0.2%)
                                                    ------    ------    ------
Effective tax rate ...............................   (69.9%)     1.0%    (23.3%)
                                                    ======    ======    ======

At December 31, 2001, the Company had net operating loss carryforwards of approximately $90.4 million and $19.8 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2018 and 2008, respectively. During 2000 and 1999, respectively, the Company recognized a tax benefit of $467,000 and $645,000 from the sale of certain state net operating loss carryforwards through a special program offered by the State of New Jersey.

At December 31, 2001, several of the Company's subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company's ownership which expire between 2002 and 2010. The timing and manner in which any acquired net operating losses or tax credits may be utilized in any year by the Company are limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   NET INCOME (LOSS) PER SHARE

Amounts used in the calculation of basic and diluted net income (loss) per share were as follows:

                                                       2001     2000      1999
                                                     -------  --------  -------
                                                            (IN THOUSANDS,
                                                      EXCEPT PER SHARE AMOUNTS)
BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item and
   cumulative effect of accounting change .......... $26,406  $(10,955) $(5,966)
Dividends on preferred stock .......................  (1,026)   (1,472)    (830)
Beneficial conversion feature on preferred stock ...      --    (4,170)      --
                                                     -------  --------  -------
Income (loss) before extraordinary item and
   cumulative effect of accounting change
   applicable to common stock ...................... $25,380  $(16,597) $(6,796)

Basic income (loss) per share before
  extraordinary item and cumulative effect
  of accounting change ............................. $  1.09  $  (0.95) $ (0.40)
                                                     =======  ========  =======

Net income (loss) .................................. $26,163  $(11,425) $(5,966)
Dividends on preferred stock .......................  (1,026)   (1,472)    (830)
Beneficial conversion feature on preferred stock ...      --    (4,170)      --
                                                     -------  --------  -------
Net income (loss) applicable to common stock ....... $25,137  $(17,067) $(6,796)

Basic net income (loss) per share .................. $  1.08  $  (0.97) $ (0.40)
                                                     =======  ========  =======

Weighted average common shares outstanding for
   basic earnings per share ........................  23,353    17,553   16,802
                                                     =======  ========  =======


DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item and
   cumulative effect of accounting change .......... $26,406  $(10,955) $(5,966)
Dividends on preferred stock .......................      --    (1,472)    (830)
Beneficial conversion feature on preferred stock ...      --    (4,170)      --
                                                     -------  --------  -------
Income (loss) before extraordinary item and
   cumulative effect of accounting change
   applicable to common stock ...................... $26,406  $(16,597) $(6,796)

Diluted income (loss) per share before
   extraordinary item and cumulative effect of
   accounting change ............................... $  0.95  $  (0.95) $ (0.40)
                                                     =======  ========  =======

Net income (loss) .................................. $26,163  $(11,425) $(5,966)
Dividends on preferred stock .......................      --    (1,472)    (830)
Beneficial conversion feature on preferred stock ...      --    (4,170)      --
                                                     -------  --------  -------
Net income (loss) applicable to common stock ....... $26,163  $(17,067) $(6,796)

Diluted net income (loss) per share ................ $  0.94  $  (0.97) $ (0.40)
                                                     =======  ========  =======

Weighted average common shares outstanding for
   basic earnings per share ........................  23,353    17,553   16,802

Effect of dilutive securities:
   Assumed conversion of Series B Preferred Stock ..   1,273        --       --
   Assumed conversion of Series C Preferred Stock ..     600        --       --
   Stock options ...................................   2,364        --       --
   Stock purchase warrants .........................     206        --       --
                                                     -------  --------  -------
Weighted average common shares outstanding
   for diluted earnings per share ..................  27,796    17,553   16,802
                                                     =======  ========  =======

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   NET INCOME (LOSS) PER SHARE (CONTINUED)

The $243,000 extraordinary loss on the early retirement of debt reduced basic and diluted earnings per share by $0.01 in 2001. The $470,000 cumulative effect of the accounting change for SAB 101 reduced basic and diluted earnings per share by $0.02 in 2000.

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income
(loss) per share for each period because their effect would have been antidilutive:

                                                     2001     2000     1999
                                                     ----    -----    -----
                                                         (IN THOUSANDS)

        Convertible Preferred Stock ...............    --    3,218    2,868
        Stock options and warrants ................    65    5,068    4,401

In connection with the issuance of 54,000 shares of Series C Preferred and common stock warrants in March 2000, the Company reflected a $4.2 million nonrecurring, non-cash dividend related to the beneficial conversion feature of the Series C Preferred in the calculation of net loss per share in 2000. The beneficial conversion feature is based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants.

Restricted Units issued by the Company (see Note 7) that entitle the holder to 2,250,000 shares of common stock are included in the weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.


11.   DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS AND GOVERNMENT GRANTS

The Company has various development, distribution, and license agreements and government grant awards under which it receives payments. Significant agreements and grant awards include the following:

- In 1999, the Company and Ethicon, Inc., a division of Johnson & Johnson, signed an agreement (the Ethicon Agreement) providing Ethicon with exclusive marketing and distribution rights to INTEGRA(R) Dermal Regeneration Template worldwide, excluding Japan. Under the Ethicon Agreement, the Company will continue to manufacture INTEGRA(R) Dermal Regeneration Template and will collaborate with Ethicon to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration. Upon signing the Ethicon Agreement, the Company received a nonrefundable payment from Ethicon of $5,280,000 for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA(R) Dermal Regeneration Template and certain other rights. This amount was initially recorded as deferred revenue and is being recognized as revenue in accordance with the Company's revenue recognition policy for nonrefundable, up-front fees received. The unamortized balance of $3,960,000 at December 31, 2001 is recorded in deferred revenue, of which $528,000 is classified as short-term. Additionally, the Ethicon Agreement requires Ethicon to make nonrefundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Dermal Regeneration Template.

     The Ethicon Agreement also provides for annual research funding of $2,000,000 through 2004, after which such funding amounts will be determined based on a percentage of net sales of the INTEGRA(R) product, as defined. Additional funding will be received upon the occurrence of certain clinical and regulatory events and for funding certain expansions of the Company's INTEGRA(R) Dermal Regeneration Template production capacity. In 2000, the Company received $750,000 of event-related payments from Ethicon which were recorded in Other revenue in accordance with the Company's revenue recognition policy.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS AND GOVERNMENT GRANTS (CONTINUED)


- The Company has an agreement with the Genetics Institute division of Wyeth (formerly American Home Products Corporation) and Medtronic Sofamor Danek for the development of collagen and other absorbable matrices to be used in conjunction with Genetics Institute's recombinant human bone morphogenetic protein-2 (rhBMP-2) in a variety of bone regeneration applications. The agreement with Genetics Institute requires Integra to supply Absorbable Collagen Sponges to Genetics Institute (including those that Genetics
     Institute  sells  to  Medtronic  Sofamor  Danek  with  rhBMP-2  for  use in
     Medtronic  Sofamor  Danek's  InFUSE(TM)  product) at specified  prices.  In addition, the Company will receive a royalty equal to a percentage of Genetics Institute's sales of surgical kits combining rhBMP-2 and the Absorbable Collagen Sponges. The agreement terminates in 2004, but may be extended for successive five year terms at the option of Genetics Institute. The agreement does not provide for milestones or other contingent payments, but Genetics Institute pays the Company to assist with regulatory affairs and research. The Company received $1,100,000, $310,000 and $300,000 of research and development revenues under the agreement in 2001, 2000, and 1999, respectively.

- In March 1998, the Company entered into a series of agreements with Century Medical, Inc (CMI), a wholly-owned subsidiary of ITOCHU Corporation, under which CMI is underwriting the costs of the Japanese clinical trials and regulatory approval processes for certain of the Company's neurosurgical products and will distribute these products in Japan. In connection with these agreements, CMI paid the Company a $1.0 million non-refundable, upfront fee as partial reimbursement of research and development costs previously expended by the Company, which was recorded in other revenue when received in 1998. In connection with the adoption of SAB 101 in 2000, the Company recorded a $470,000 cumulative effect of an accounting change to defer a portion of this up-front fee.

-    In January 1996,  the Company and  Cambridge  Antibody  Technology  Limited
     (CAT) entered into an agreement consisting of a license to CAT of certain rights to use anti-TGF-(beta) antibodies for the treatment of fibrotic diseases. The Company will receive royalties upon the sale by CAT of licensed products. In September, 2000, Genzyme General (Genzyme) and CAT announced a broad collaboration for the development of human anti-TGF-beta monocloncal antibodies, which collaboration would include the use of the intellectual property licensed by the Company from The Burnham Institute (Burnham). In return for certain payments to the Company and Burnham, and certain rights to other intellectual property owned by or licensed to CAT, the Company and Burnham transferred various rights to anti-TGF-(beta) antibodies to CAT and Genzyme. The Company received a nonrefundable payment of $720,000 from CAT in connection with this transaction, which was recorded in other revenue in accordance with the Company's revenue recognition policy.


12.  COMMITMENTS AND CONTINGENCIES

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

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

This case went to trial in February 2000, and in March, 2000, a jury returned a unanimous verdict for the Company, finding that Merck KGaA had willfully infringed and induced the infringement of the Company's patents, and awarded $15,000,000 in damages. The Court dismissed Scripps and Dr. Cheresh from the case.

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

Merck KGaA and Integra have each appealed various decisions of the Court. We expect the court of appeals to hear arguments in the appeal during 2002 and to issue its opinion during 2003. Post-judgment interest continues to accrue at the rate of approximately $20,000 per week. Integra has not recorded any gain in connection with this favorable judgment.

Bruce D. Butler, Ph.D., Bruce A. McKinley, Ph.D., and C. Lee Parmley (the Optex Claimants), each parties to a Letter Agreement (the Letter Agreement) with a wholly-owned subsidiary of the Company (Subsidiary), dated as of December 18, 1996, alleged that Subsidiary breached the terms of the Letter Agreement prior to the Company's acquisition of the NeuroCare Group (Subsidiary's prior parent company). In August, 2000, the Company and the Optex Claimants reached an agreement whereby the Company paid the Optex Claimants $250,000 cash and issued 45,000 shares of the Company's common stock, valued at $641,250, in settlement of all claims under the Letter Agreement. Subsequent to the settlement of this matter, the Company received $350,000 from the seller of the NeuroCare Group through assertion of the Company's right of indemnification. The Company did not record any provision for this matter, as liabilities recorded at the time of the Company's acquisition of the NeuroCare Group and the $350,000 indemnification payment were adequate to cover this liability.

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

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   DIVISION AND GEOGRAPHIC INFORMATION

Integra's business is divided into two divisions: Integra NeuroSciences and Integra LifeSciences.

The Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. The Integra LifeSciences division develops and manufactures a variety of medical products and devices, including products based on the Company's proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions.

Integra NeuroSciences sells primarily through a direct sales force in the United States and Europe and through a network of distributors elsewhere throughout the world. For the majority of the products manufactured by the Integra LifeSciences division, the Company has partnered with market leaders for the development and marketing efforts related to these products.

In the fourth quarter of 2001, the Company changed the classification of certain products between the Integra LifeSciences and Integra NeuroSciences divisions. Sales of the Helitene(R) fibrillar hemostat product and the carotid shunts product line are now classified in the Integra NeuroSciences division's product sales. These products, both of which are now sold by the Integra NeuroSciences direct salesforce, were previously classified in the Integra LifeSciences division's product sales. All prior period divisional financial results provided below have been revised to reflect the retroactive application of this division reporting change. Additionally, the Company has reclassified certain general and administrative expenses from 2000 and 1999 within the divisions and corporate general and administrative expenses to conform to the current methodology for determining divisional profitability. These reclassifications were not material and did not change the basic nature of the business divisions.

Selected financial information on the Company's business divisions is reported below:

                                                                       Total
                                       Integra        Integra        Reportable
                                    NeuroSciences   LifeSciences      Divisions
                                    -------------   ------------     ----------
                                                   (IN THOUSANDS)
2001
------
Product sales ......................   $ 68,332        $ 19,355        $ 87,687
Total revenue ......................     69,393          24,049          93,442
Operating expenses .................     51,432          18,001          69,433
Operating income ...................     17,961           6,048          24,009

Depreciation included in segment
  operating expenses ...............      2,030           1,064           3,094


2000
------
Product sales ......................   $ 49,202        $ 15,785        $ 64,987
Total revenue ......................     50,514          21,135          71,649
Operating expenses .................     40,478          17,756          58,234
Operating income ...................     10,036           3,379          13,415

Depreciation included in segment
  operating expenses ...............      1,457           1,158           2,615

1999
------
Product sales ......................   $ 25,444        $ 14,603        $ 40,047
Total revenue ......................     25,894          16,982          42,876
Operating expenses .................     27,433          20,784          48,217
Operating loss .....................     (1,539)         (3,802)         (5,341)
Depreciation included in segment
  operating expenses ...............      1,062             870           1,932

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   DIVISION AND GEOGRAPHIC INFORMATION (CONTINUED)

Product sales and the related cost of product sales between divisions are eliminated in computing divisional operating results. The Company does not disaggregate nonoperating revenues and expenses nor identifiable assets on a divisional basis.

A reconciliation of the amounts reported for total reportable divisions to the consolidated financial statements is as follows:

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating expenses:
Total reportable divisions ...............................   $ 69,433    $ 58,234    $ 48,217
Plus: Corporate general and administrative expenses ......      6,939      22,655       6,165
      Amortization .......................................      2,784       2,481         874
                                                             --------    --------    --------
Consolidated total operating expenses ....................     79,156      83,370      55,256

Operating income (loss):
Total reportable divisions ...............................   $ 24,009    $ 13,415    $ (5,341)
Less: Corporate general and administrative expenses ......      6,939      22,655       6,165
      Amortization .......................................      2,784       2,481         874
                                                             --------    --------    --------
Consolidated operating income (loss) .....................   $ 14,286    $(11,721)   $(12,380)

Included in corporate general and administrative expenses in 2000 was the $13.5 million stock-based charge recorded in connection with the issuance of the Restricted Units in the fourth quarter of 2000.

Product sales consisted of the following:

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Integra NeuroSciences:
   Neuro intensive care unit .............................   $ 27,830    $ 23,521    $ 14,398
   Neuro operating room ..................................     36,213      21,820       8,458
   Other NeuroSciences products ..........................      4,289       3,861       2,588
                                                             --------    --------    --------
   Total product sales ...................................     68,332      49,202      25,444

Integra LifeSciences:
   Tissue repair products ................................   $  8,698    $  6,168    $  5,781
   Other medical devices .................................     10,657       9,617       8,822
                                                             --------    --------    --------
   Total product sales ...................................     19,355      15,785      14,603

   Consolidated product sales ............................   $ 87,687    $ 64,987    $ 40,047

Product sales and long-lived assets (excluding financial instruments and deferred tax assets) by major geographic area are summarized below:

                       United                  Asia        Other
                       States     Europe      Pacific     Foreign   Consolidated
                      --------   --------    --------    --------   ------------
                                          (IN THOUSANDS)
Product sales:
2001 ...............  $ 68,391   $ 10,577    $  4,838    $  3,881     $ 87,687
2000 ...............    51,379      6,759       4,628       2,221       64,987
1999 ...............    30,982      4,664       3,299       1,102       40,047

Long-lived assets:
2001 ...............  $ 33,001   $ 11,777    $    --     $    --      $ 44,778
2000 ...............    33,428      6,869         --          --        40,297
1999 ...............    23,447        --          --          --        23,447

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   SELECTED QUARTERLY INFORMATION -- UNAUDITED

                                           Fourth    Third     Second    First
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
-----
Total revenue ........................... $25,088   $23,750   $22,920   $21,684

Cost of product sales ...................   9,957     9,153     8,310     8,594
Total other operating expenses ..........  10,419    10,861    11,154    10,708

Operating income ........................   4,712     3,736     3,456     2,382

Interest income (expense), net ..........   1,029       556      (114)      (78)
Other income (expense), net .............     (19)       96      (151)      (62)

Income before income taxes ..............   5,722     4,388     3,191     2,242
Income tax expense (benefit) ............ (11,903)      365       429       246

Income before extraordinary loss ........  17,625     4,023     2,762     1,996
Extraordinary loss on early
   retirement of debt, net of
   income tax benefit ...................      --      (243)       --        --

Net income .............................. $17,625   $ 3,780   $ 2,762   $ 1,996

Basic income per share before
   extraordinary loss ................... $  0.63   $  0.15   $  0.12   $  0.08
Basic net income per share ..............    0.63      0.14      0.12      0.08

Diluted income per share before
  extraordinary loss .................... $  0.56   $  0.14   $  0.10   $  0.07
Diluted net income per share ............    0.56      0.13      0.10      0.07


2000:
-----
Total revenue ........................... $20,251   $19,781   $17,086   $14,531

Cost of product sales ...................   8,108     7,504     7,212     6,687
Total other operating expenses ..........  24,037    10,294    10,462     9,066

Operating income (loss) ................. (11,894)    1,983      (588)   (1,222)

Interest income (expense), net ..........    (101)     (204)     (179)       11
Gain on sale of product line ............      --        --     1,031       115
Other income (expense), net .............      24        45         9       123

Income (loss) before income taxes ....... (11,971)    1,824       273      (973)
Income tax expense (benefit) ............    (195)       80       161        62

Income (loss) before cumulative
   effect of accounting change .......... (11,776)    1,744       112    (1,035)
Cumulative effect of accounting change ..      --        --        --      (470)

Net income (loss) ....................... $(11,776) $ 1,744   $   112   $(1,505)

Basic income (loss) per share before
  cumulative effect of accounting change  $ (0.67)  $  0.08   $ (0.02)  $ (0.32)
Basic net income (loss) per share .......   (0.67)     0.08     (0.02)    (0.35)

Diluted income (loss) per share before
  cumulative effect of accounting change  $ (0.67)  $  0.07   $ (0.02)  $ (0.32)
Diluted net income (loss) per share .....   (0.67)     0.07     (0.02)    (0.35)

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   SELECTED QUARTERLY INFORMATION -- UNAUDITED (CONTINUED)

The following special charges (credits) are reflected in the selected quarterly information:

                                           Fourth    Third     Second    First
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                                                      (IN THOUSANDS)
2001:
-----
Inventory fair value purchase accounting
   adjustments (Cost of product sales) ....  $    51   $    --  $   152  $    --

Deferred tax benefit from the reduction
   of the valuation allowance recorded
   against deferred tax assets
   (Income tax benefit) ...................  (11,512)       --       --       --


2000:
-----
Inventory fair value purchase accounting
   Adjustments (Cost of product sales) ....  $    --   $    --  $   334  $    95

Stock-based compensation charge for
   issuance of Restricted Units
   (Total other operating expenses) .......   13,515        --       --       --

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 22, 2002, appearing in the 2001 Annual Report on Form 10-K of Integra LifeSciences Holdings Corporation and Subsidiaries also included an audit of the financial statement schedule listed in the index in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------


Florham Park, New Jersey
February 22, 2002

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                           Balance at      Charged to       Charged                       Balance at
                                           Beginning       Costs and        to Other                        End of
Description                                Of Period        Expenses       Accounts(1)     Deductions(2)    Period
--------------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts ..........  $ 1,003         $    54         $     4         $   (97)        $   964

Inventory reserves .......................    3,420           3,734             --           (1,342)          5,812

Deferred tax asset valuation allowance ...   44,776           1,544             --          (11,964)         34,356

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts ..........  $   944         $   489         $    30         $  (460)        $ 1,003

Inventory reserves .......................    3,137             892             903          (1,512)          3,420

Deferred tax asset valuation allowance ...   41,434           3,342             --              --           44,776

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts ..........  $   354         $   406         $   216         $   (32)        $   944

Inventory reserves .......................      525           2,159           1,614          (1,161)          3,137

Deferred tax asset valuation allowance ...   41,844             --             (392)            (18)         41,434

(1)  All  amounts   shown  were   recorded  to  goodwill  in   connection   with
     acquisitions.

(2) The $12.0 million deduction to the deferred tax asset valuation allowance in 2001 includes a $450,000 credit to additional paid-in capital.