Form 10-Q
period 2002-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2002-05-15
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

          AS OF MAY 10, 2002 THE REGISTRANT HAD OUTSTANDING 26,930,670
                SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                      INDEX

                                                                   PAGE NUMBER
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001 (Unaudited)                                  3

Consolidated Statements of Operations for the three months ended
         March 31, 2002 and 2001 (Unaudited)                            4

Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001 (Unaudited)                            5

Notes to Unaudited Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                             19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

In thousands, except per share amounts

                                                             March 31,     December 31,
                                                               2002            2001
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  46,764       $  44,518
  Short-term investments ..................................     42,952          22,183
  Accounts receivable, net of allowances of
    $665 and $964 .......................................       14,828          14,024
  Inventories .............................................     24,013          24,177
  Prepaid expenses and other current assets ...............      2,690           2,898
                                                             ---------       ---------
      Total current assets ................................    131,247         107,800

 Noncurrent investments ...................................     42,657          64,335
 Property, plant, and equipment, net ......................     11,436          11,662
 Deferred income taxes, net ...............................      8,457          10,243
 Identifiable intangible assets, net ......................     15,181          16,898
 Goodwill .................................................     15,835          14,627
 Other assets .............................................      1,954           2,023
                                                             ---------       ---------
Total assets ..............................................  $ 226,767       $ 227,588
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt .........................................  $     --        $   3,576
  Accounts payable, trade .................................      2,995           2,924
  Income taxes payable ....................................      1,567           1,481
  Customer advances and deposits ..........................      3,736           4,843
  Deferred revenue ........................................        868             772
  Accrued expenses and other current liabilities ..........      4,920           5,550
                                                             ---------       ---------
      Total current liabilities ...........................     14,086          19,146

 Deferred revenue .........................................      3,776           3,949
 Other liabilities ........................................        442             437
                                                             ---------       ---------
Total liabilities .........................................     18,304          23,532

Commitments and contingencies

Stockholders' Equity:
  Preferred stock; $0.01 par value; 15,000 authorized shares;
    54 Series C Convertible shares issued and outstanding
    at March 31, 2002 and December 31, 2001, $6,480
    including a 10% annual cumulative dividend liquidation
    preference ............................................          1               1
  Common stock; $0.01 par value; 60,000 authorized shares;
    26,277 and 26,129 issued and outstanding at March 31,
    2002 and December 31, 2001, respectively ..............        263             261
  Additional paid-in capital ..............................    285,006         284,021
  Treasury stock, at cost; 6 shares at March 31, 2002 and
    December 31, 2001, respectively .......................        (51)            (51)
  Other ...................................................        (31)            (37)
  Accumulated other comprehensive loss ....................     (1,216)           (539)
  Accumulated deficit .....................................    (75,509)        (79,600)
                                                             ---------       ---------
    Total stockholders' equity ............................    208,463         204,056
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 226,767       $ 227,588
                                                             =========       =========


  The accompanying notes are an integral part of the consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                                   Three Months Ended March 31,
                                                                     2002                2001
                                                                     ----                ----
REVENUES
Product sales ...........................................         $ 24,430            $ 20,284
Other revenue ...........................................            1,486               1,400
                                                                  --------            --------
   Total revenue ........................................           25,916              21,684

COSTS AND EXPENSES
Cost of product sales ...................................            9,528               8,594
Research and development ................................            1,822               2,073
Selling and marketing ...................................            5,672               4,751
General and administrative ..............................            3,219               3,204
Amortization ............................................              350                 680
                                                                  --------            --------
   Total costs and expenses .............................           20,591              19,302

Operating income ........................................            5,325               2,382

Interest income (expense), net ..........................              993                 (78)
Other income (expense), net .............................              (23)                (62)
                                                                  --------            --------
Income before income taxes ..............................            6,295               2,242

Income tax expense ......................................            2,204                 246
                                                                  --------            --------
Net income ..............................................            4,091               1,996
                                                                  ========            ========

Basic net income per share ..............................         $   0.14            $   0.08

Diluted net income per share ............................         $   0.13            $   0.07

Weighted average common shares outstanding
   Basic ................................................           28,460              19,618
   Diluted ..............................................           30,717              21,849



     The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2002              2001
                                                                        ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $  4,091          $  1,996
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      1,166             1,431
Deferred tax provision ..........................................      1,858               --
Amortization of discount and premium on investments .............        413               --
Other, net ......................................................         30               (11)
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................       (834)              393
   Inventories ..................................................        125            (2,212)
   Prepaid expenses and other current assets ....................        202               (99)
   Non-current assets ...........................................         52               301
   Accounts payable, accrued expenses and other liabilities .....       (377)              342
   Customer advances and deposits ...............................     (1,107)            2,390
   Deferred revenue .............................................        (77)               19
                                                                    --------          --------
Net cash provided by operating activities .......................      5,542             4,550
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sale/maturity of investments ......................      4,564               --
Purchases of available-for-sale investments .....................     (4,523)           (2,891)
Cash used in business acquisition, net of cash acquired .........        (69)              --
Purchases of property and equipment .............................       (630)             (396)
                                                                    --------          --------
Net cash used in investing activities ...........................       (658)           (3,287)
                                                                    --------          --------

FINANCING ACTIVITIES:

Net proceeds from revolving credit facility .....................        --                770
Repayment of term loan ..........................................        --               (625)
Repayment of note payable .......................................     (3,576)           (1,540)
Proceeds from exercised stock options and warrants ..............        951             1,434
                                                                    --------          --------

Net cash (used in) provided by financing activities .............     (2,625)               39
                                                                    --------          --------

Effect of exchange rate changes on cash .........................        (13)                4

Net increase in cash and cash equivalents .......................      2,246             1,306

Cash and cash equivalents at beginning of period ................     44,518            14,086
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 46,764          $ 15,392
                                                                    ========          ========


    The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

GENERAL

In the opinion of management, the March 31 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

The Company has reclassified certain prior year amounts to conform with the current year's presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supercedes Statement of Financial Accounting Standards No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no impact on the Company's financial statements.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142).

Statement 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and further clarifies the criteria to recognize intangible assets separately from goodwill. The Company determined that its assembled workforce intangible asset does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, reclassified the net book value of its assembled workforce intangible asset into goodwill.

Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. As required by Statement 142, the Company amortized through December 31, 2001 all goodwill acquired prior to July 1, 2001. Effective January 1, 2002, the Company ceased amortization of all goodwill. The implementation of Statement 142 is expected to reduce amortization expense by approximately $1.0 million in 2002.

If the non-amortization provisions of Statement 142 had been applied for all of 2001, net income for the three months ended March 31, 2001 would have been as follows:

                                                            2001
                                                          -------
                                                       (in thousands)
         Net income, as reported ...................      $ 1,996
         Add: Goodwill amortization ................          147
              Assembled workforce amortization .....           29
                                                        -------
         Net income, as adjusted ...................      $ 2,172

         Net income per share, as adjusted
            Basic ..................................      $  0.09
            Diluted ................................      $  0.08

The Company is currently conducting its initial impairment review for goodwill and will complete this analysis by June 30, 2002. Although management does not expect that this analysis will indicate an impairment of goodwill, any such impairment would be reflected as a cumulative effect of accounting change.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.   INVENTORIES

Inventories consisted of the following:

                                                    March 31,    December 31,
                                                      2002          2001
                                                      ----          ----
                                                       (in thousands)
         Raw materials..........................    $ 6,633       $ 7,559
         Work-in process........................      3,956         3,493
         Finished goods.........................     13,424        13,125
                                                    -------       -------
                                                    $24,013       $24,177
                                                    =======       =======

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of reporting unit goodwill for the three months ended March 31, 2002, were as follows:

                                                 Integra          Integra
                                              NeuroSciences     LifeSciences        Total
                                              -------------     ------------        -----
                                                              (in thousands)
Goodwill, net of accumulated amortization
   at December 31, 2001 ....................     $ 13,815         $    812         $ 14,627
Reclassification of assembled workforce
   intangible, net of accumulated
   amortization ............................        1,245               30            1,275
Foreign currency translation ...............           (1)             (66)             (67)
                                                 --------         --------         --------
Goodwill at March 31, 2002 .................     $ 15,059         $    776         $ 15,835
                                                 ========         ========         ========

The components of the Company's identifiable intangible assets are as follows:

                                                     March 31, 2002          December 31, 2001
                                                 ----------------------    ----------------------
                                                                   (in thousands)
                                                           Accumulated               Accumulated
                                                   Cost    Amortization      Cost    Amortization
                                                 --------  ------------    --------  ------------
   Technology ................................   $ 11,179    $ (1,704)     $ 11,255    $ (1,516)
   Customer base .............................      3,567        (768)        3,575        (674)
   Trademarks ................................      1,715        (334)        1,715        (305)
   Assembled work force ......................        --          --          1,581        (306)
   Other .....................................      1,822        (296)        1,824        (251)
                                                 --------  ------------    --------  ------------
                                                 $ 18,283    $ (3,102)     $ 19,950    $ (3,052)
   Accumulated amortization ..................     (3,102)                   (3,052)
                                                 --------                  --------
                                                 $ 15,181                  $ 16,898
                                                 ========                  ========

Amortization expense is expected to approximate $1.4 million annually in each of the next five years.

4.   INCOME TAXES

Income tax expense was approximately 35% and 11% of pre-tax income for the three months ended March 31, 2002 and 2001, respectively. Income tax expense for the three months ended March 31, 2002 included a deferred income tax provision of $1.9 million, or 29.5% of pre-tax income, of which $77,000 was recorded as a credit to additional paid-in capital for the tax benefit generated through the exercise of stock options. The effective rate for the quarter ended March 31, 2001 reflects the utilization of our net operating loss carryforwards during the period. In the quarter ended December 31, 2001, we reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31 was as follows:

                                                       2002           2001
                                                       ----           ----
                                                          (in thousands)
   Net income ................................        $ 4,091       $ 1,996
   Unrealized losses on investments ..........           (449)          (14)
   Foreign currency translation adjustment....           (228)         (331)
                                                      -------       -------
   Comprehensive income ......................        $ 3,414       $ 1,651
                                                      =======       =======

6.   NET INCOME PER SHARE

Basic and diluted net income per share for the three months ended March 31 were as follows:

                                                                          2002            2001
                                                                          ----            ----
                                                                         (In thousands, except
                                                                           per share amounts)
Basic net income per share:
---------------------------
   Net income ....................................................     $  4,091        $  1,996
   Dividends on Preferred Stock ..................................         (135)           (385)
                                                                       --------        --------
   Net income available to common stock ..........................     $  3,956        $  1,611

   Weighted average common shares outstanding ....................       28,460          19,618

   Basic net income per share ....................................     $   0.14        $   0.08

Diluted net income per share:
---------------------------
   Net income ....................................................     $  4,091        $  1,996
   Dividends on Preferred Stock ..................................         (135)           (385)
                                                                       --------        --------
   Net income available to common stock ..........................     $  3,956        $  1,611

   Weighted average common shares outstanding ....................       28,460          19,618
   Effect of dilutive securities - stock options and warrants ....        2,257           2,231
                                                                       --------        --------
   Weighted average common shares outstanding for diluted earnings
     per share ...................................................       30,717          21,849

   Diluted net income per share ..................................     $   0.13        $   0.07

Options to purchase 10,222 shares of common stock and preferred stock convertible into 600,000 shares of common stock at March 31, 2002 were excluded from the computation of diluted net income per share for the three months ended March 31, 2002 because their exercise or conversion would have been antidilutive. Options to purchase 146,000 shares of common stock and preferred stock convertible into 3,218,000 shares of common stock at March 31, 2001 were excluded from the computation of diluted net income per share for the three months ended March 31, 2001 because their exercise or conversion would have been antidilutive. The exercise price of the options excluded from the computation of diluted net income per share for each of the periods ended March 31 exceeded the average market price of the common stock for the applicable period.

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.   DIVISION AND GEOGRAPHIC INFORMATION

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

As a result of the acquisitions of NeuroSupplies, Inc. (renamed Integra NeuroSupplies, Inc.) in December 2001, and GMSmbH and Satelec Medical in April 2001, the Company's division financial results for quarters ended March 31, 2002 and 2001 may not be directly comparable. Reported product sales in the Integra NeuroSciences division for the quarter ended March 31, 2002 included $2.0 million in sales of product lines acquired since March 31, 2001.

Selected financial information on the Company's business divisions is reported below:

                                                                         Total
                                            Integra       Integra      Reportable
                                         NeuroSciences  LifeSciences    Segments
                                         -------------  ------------   ----------
                                                       (in thousands)
     First quarter ended March 31, 2002
     ----------------------------------
     Product sales ....................     $ 19,795      $  4,635      $ 24,430
     Total revenue ....................       19,823         6,093        25,916
     Operating expenses ...............       14,606         3,658        18,264
     Operating income .................        5,217         2,435         7,652

     Depreciation included in segment
        operating expenses ............          554           247           801

     First quarter ended March 31, 2001
     ----------------------------------
     Product sales ....................     $ 15,786      $  4,498      $ 20,284
     Total revenue ....................       16,064         5,620        21,684
     Operating expenses ...............       11,858         4,697        16,555
     Operating income .................        4,206           923         5,129

     Depreciation included in segment
        operating expenses ............          417           298           715

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.   DIVISION AND GEOGRAPHIC INFORMATION (CONTINUED)

A reconciliation of the amounts reported for total reportable segments to the consolidated financial statements is as follows:

                                                Three Months Ended March 31,
                                                   2002            2001
                                                 --------        --------
                                                      (in thousands)
     Operating expenses:
     Total reportable segments ............      $ 18,264        $ 16,555
     Plus: Corporate general and
              administrative expenses .....         1,977           2,067
           Amortization ...................           350             680
                                                 --------        --------
     Consolidated total operating expenses.      $ 20,591        $ 19,302

     Operating income:
     Total reportable segments ............      $  7,652        $  5,129
     Less: Corporate general and
              administrative expenses .....         1,977           2,067
           Amortization ...................           350             680
                                                 --------        --------
     Consolidated operating income ........      $  5,325        $  2,382

Product sales consisted of the following:

                                                         Three Months Ended March 31,
                                                               2002        2001
                                                             --------    --------
                                                                (in thousands)
Integra NeuroSciences:
   Neuro intensive care unit .............................   $  7,241    $  6,578
   Neuro operating room ..................................     10,092       8,238
   Other NeuroSciences products ..........................      2,462         970
                                                             --------    --------
   Total product sales ...................................     19,795      15,786

Integra LifeSciences:
   Tissue repair products ................................   $  2,121    $  1,790
   Other medical devices .................................      2,514       2,708
                                                             --------    --------
   Total product sales ...................................      4,635       4,498

   Consolidated product sales ............................   $ 24,430    $ 20,284

Product sales by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended March 31,
2002 .............................    $ 19,283    $  3,023    $  1,240    $    884    $ 24,430
2001 .............................      15,554       2,513       1,135       1,082      20,284

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

This case went to trial in February 2000. In March, 2000, a jury returned a unanimous verdict for the Company and awarded $15,000,000 in damages, finding that Merck KGaA had willfully infringed and induced the infringement of the Company's patents. The Court dismissed Scripps and Dr. Cheresh from the case.

In October, 2000, the Court entered judgment in the Company's favor and against Merck KGaA in the case. In entering the judgment, the Court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total award to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Court entered orders in favor of the Company and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

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

9.   SUBSEQUENT EVENT

On April 15, 2002, the Company notified the holders of the 54,000 shares of Series C Preferred Stock of its intention to redeem these shares on May 31, 2002 for $6.6 million. On April 16, 2002, all of the holders of the Series C Preferred Stock exercised their right to convert their shares into 600,000 shares of common stock prior to the redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Risk Factors" contained in our 2001 Annual Report on Form 10-K.

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

ACQUISITIONS

As a result of the acquisitions of NeuroSupplies, Inc. (renamed Integra NeuroSupplies, Inc.) in December 2001, and GMSmbH and Satelec Medical in April 2001, our division financial results for quarters ended March 31, 2002 and 2001 may not be directly comparable. Reported product sales in the Integra NeuroSciences division for the quarter ended March 31, 2002 included $2.0 million in sales of product lines acquired in 2001.

                                                         Quarter Ended March 31,
                                                          2002          2001
                                                       ----------    ----------
                                                            (IN THOUSANDS)
     Integra NeuroSciences
        Products acquired in 2001(1) .................   $  2,002      $    --
        All other product sales ......................     17,793        15,786
                                                       ----------    ----------
        Total Integra NeuroSciences product sales ....     19,795        15,786

     Integra LifeSciences
        Products acquired in 2001 ....................   $    --       $    --
        All other product sales ......................      4,635         4,498
                                                       ----------    ----------
        Total Integra LifeSciences product sales .....      4,635         4,498

     Consolidated product sales ......................   $ 24,430      $ 20,284

(1) Excludes sales of the LICOX(R) product in those territories where Integra NeuroSciences had exclusive distribution rights to the product prior to our acquisition of GMSmbH.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002, total revenues increased 20% over the quarter ended March 31, 2001 to $25.9 million, led by a 20% increase in product sales to $24.4 million. Domestic product sales increased $3.7 million in the quarter ended March 31, 2002 to $19.3 million, or 79% of product sales, as compared to 77% of product sales in the prior year quarter. Growth in total revenues and product sales for the quarter ended March 31, 2002 was led by the Integra NeuroSciences division, which reported a $3.8 million increase in total revenues to $19.8 million, a 23% increase over the prior year quarter. The Integra LifeSciences division reported a $0.5 million increase in total revenues to $6.1 million, an 8% increase over the quarter ended March 31, 2001.

Consolidated gross margin on product sales improved by three percentage points to 61% for the quarter ended March 31, 2002, which is ahead of our stated target of 60% for the full year 2002. This improvement in gross margins reflects an improved sales mix of higher margin products and an increase in capacity utilization as compared to the quarter ended March 31, 2001.

Net income for the quarter ended March 31, 2002 was $4.1 million, or $0.13 per share, as compared to net income of $2.0 million, or $0.07 per share, reported in the prior year quarter. Net income improved primarily as a result of the increase in revenues and the improved gross margin. Offsetting this was an increase in our effective tax rate from 11% in the quarter ended March 31, 2001 to a 35% rate recorded in 2002. The effective rate for the quarter ended March 31, 2001 reflects the utilization of our net operating loss carryforwards during the period. In the quarter ended December 31, 2001, we reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards, which is expected to result in an ongoing effective tax rate of 35%. Our actual cash tax rate is expected to be in the 6% to 8% range in 2002. Had our effective tax rate been 35% in 2001, reported earnings would have been $0.05 per share in the quarter ended March 31, 2001.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION

                                                        Quarter Ended March 31,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Neuro intensive care unit ..................     $  7,241          $  6,578
   - Neuro operating room .......................       10,092             8,238
   - Other NeuroSciences products ...............        2,462               970
                                                      --------          --------
Total product sales .............................       19,795            15,786
Other revenue ...................................           28               278
                                                      --------          --------
Total revenue ...................................       19,823            16,064

Cost of product sales ...........................        7,228             6,048
Gross margin as a percentage of product sales ...          63%               62%

Research and development expenses ...............          883               688
Sales and marketing expenses ....................        5,483             4,310
General and administrative expenses .............        1,012               812
                                                      --------          --------
Operating income ................................     $  5,217          $  4,206

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Product sales in the Integra NeuroSciences division increased $4.0 million in the quarter ended March 31, 2002 to $19.8 million, a 25% increase over the prior year quarter. This increase included $2.0 million in sales of products acquired in 2001. This growth has been generated through acquisitions, new product launches, and increased direct sales and marketing efforts, both domestically and in Europe.

The increase in sales of neuro intensive care unit products included $0.3 million in sales of products acquired in 2001. Neuro operating room product sales increased $1.9 million to $10.1 million, and included $0.4 million in sales of acquired products. The sales growth in neuro operating room products was led by increased sales of the DuraGen(R) Dural Graft Matrix, offset by a decline in sales of hydrocephalus management shunt products. The weak comparison to the prior year quarter in our hydrocephalus line is due primarily to a large international tender that occurred in the quarter ended March 31, 2001. The increase in sales of other neuro products included $1.3 million in sales of acquired products. The decrease in other revenues was the result of decreased royalty revenues from an agreement that expired at the end of September 2001.

Gross margin on product sales increased one percentage point to 63% in the quarter ended March 31, 2002 primarily as a result of a continued improvement in sales mix.

Future sales growth is expected to be driven by our planned increase in the domestic sales force, the continued implementation of our direct sales strategy in Europe and from recently launched and acquired products.

The increase in research and development expenses in the quarter ended March 31, 2002 was primarily related to the development of a new collagen hemostatic device for use in neurosurgical procedures. Sales and marketing spending in the quarter ended March 31, 2002 increased as a result of the continued expansion in the domestic and international sales force. Sales and marketing expenses approximated 28% and 27% of product sales in the quarters ended March 31, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily related to the businesses acquired in 2001.

INTEGRA LIFESCIENCES DIVISION

                                                        Quarter Ended March 31,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Tissue repair products .....................     $  2,121          $  1,790
   - Other medical devices ......................        2,514             2,708
                                                      --------          --------
Total product sales .............................        4,635             4,498
Other revenue ...................................        1,458             1,122
                                                      --------          --------
Total revenue ...................................        6,093             5,620

Cost of product sales ...........................        2,300             2,546
Gross margin as a percentage of product sales ...          50%               43%

Research and development expenses ...............          939             1,385
Sales and marketing expenses ....................          189               441
General and administrative expenses .............          230               325
                                                      --------          --------
Operating income ................................     $  2,435          $    923

Product sales in the Integra LifeSciences division increased $0.1 million in the quarter ended March 31, 2002 to $4.6 million, a 3% increase over the prior year quarter. This growth was generated primarily by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

a $0.3 million increase in sales of tissue repair products, or 18% growth over the prior year quarter, offset by a $0.2 million decline in sales of other medical devices. Product sales for the quarter ended March 31, 2002 were negatively affected by reduced orders for the VitaCuff(R) infection control product from one of our OEM customers. This customer's orders were approximately $0.4 million less in the quarter ended March 31, 2002, as compared to their average quarterly orders over the previous two years. While we expect this shortfall will also affect the quarter ended June 30, 2002, we expect that sales of the VitaCuff(R) product will improve in the second half of this year.

Gross margin on product sales increased seven percentage points to 50% in the quarter ended March 31, 2002 primarily as a result of a significant increase in capacity utilization and increased sales of higher margin orthopedic products.

Other revenue consists of i) research and development funding from strategic partners and government grants, ii) license, distribution, and other event-related revenues from strategic partners and other third parties, and iii) product royalty income. The $0.3 million increase in other revenue in the quarter ended March 31, 2002 was primarily related to a $0.5 million event payment from the Ethicon division of Johnson & Johnson for the achievement of a clinical and regulatory objective for the INTEGRA(R) Dermal Regeneration Template in the quarter ended March 31, 2002, offset by a decrease in grant revenue.

The decrease in research and development expenses in the quarter ended March 31, 2002 was primarily related to the completion of a grant program in the quarter ended March 31, 2001, and is consistent with the decrease in grant revenue in the quarter ended March 31, 2002 as compared to the prior year quarter. Sales and marketing activities decreased in the quarter ended March 31, 2002 primarily due to the elimination of distributor commissions. Sales and marketing activities in the Integra LifeSciences division are primarily the responsibility of our strategic marketing partners and distributors.

CORPORATE EXPENSES AND AMORTIZATION

                                                           Quarter Ended March 31,
                                                           2002              2001
                                                         --------          --------
                                                               (in thousands)
Total divisional operating costs and expenses .......    $ 18,264          $ 16,555
Corporate general and administrative expenses .......       1,977             2,067
Amortization ........................................         350               680
                                                         --------          --------
Consolidated total operating expenses ...............    $ 20,591          $ 19,302

Amortization expense decreased $0.3 million in the quarter ended March 31, 2002 to $0.3 million as a result of the implementation of Statement of Financial Accounting Standard No 142 (Statement 142) in January 2002. The implementation of Statement 142 had a favorable impact on earnings of $0.2 million, or approximately $0.01 per share, in the quarter ended March 31, 2002.

We  reported  operating  earnings  before  interest,   taxes,  depreciation  and
amortization (EBITDA) of $6.5 million in the quarter ended March 31, 2002, as compared to $3.8 million in the prior year quarter. Operating EBITDA represents operating income before depreciation and amortization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

NON-OPERATING INCOME AND EXPENSES

We raised $113.4 million in a follow-on public offering of 4.7 million shares of common stock in August 2001 and subsequently used $9.3 million to repay all outstanding indebtedness. Accordingly, net interest income increased $1.1 million in the quarter ended March 31, 2002 to $1.0 million.

INCOME TAXES

Income tax expense was approximately 35% and 11% of pre-tax income for the quarters ended March 31, 2002 and 2001, respectively. Income tax expense for the quarter ended March 31, 2002 included a deferred income tax provision of $1.9 million, or 29.5% of pre-tax income, of which $77,000 was recorded as a credit to additional paid-in capital for the tax benefit generated through the exercise of stock options.

INTERNATIONAL PRODUCT SALES AND OPERATIONS

Product sales by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Quarter ended March 31,
2002 .............................    $ 19,283    $  3,023    $  1,240    $    884    $ 24,430
2001 .............................      15,554       2,513       1,135       1,082      20,284

In the quarter ended March 31, 2002, sales to customers outside the United States totaled $5.1 million, or 21% of consolidated product sales, of which approximately 59% were to European customers. Of this amount, $2.1 million of these sales were generated in foreign currencies from our foreign-based subsidiaries in the United Kingdom, Germany and France. In the quarter ended March 31, 2001, sales to customers outside the United States totaled $4.7 million, or 23% of consolidated product sales, of which approximately 53% were to European customers. Of this amount, $1.3 million of these sales were generated in foreign currencies from our subsidiary based in the United Kingdom.

Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar. We expect that our establishment of a direct sales and marketing infrastructure in the United Kingdom, Germany and France in 2001 and our recent transfer of certain distributor accounts to our operations in the United Kingdom will cause our sales denominated in foreign currencies to continue to increase in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Since 1999, we have substantially reduced our net use of cash from operations and, in 2001, we generated positive operating cash flows on an annual basis for the first time. For the quarter ended March 31, 2002, we generated $5.5 million in cash flows from operations.

Our principal uses of funds in the quarter ended March 31, 2002 were $3.6 million for repayment of debt and $0.6 million for purchases of property and equipment. Principal sources of funds were approximately $5.5 million in operating cash flows and $1.0 million from the issuance of common stock through the exercise of stock options.

At March 31, 2002, we had cash, cash equivalents and current and non-current investments totaling approximately $132.4 million and no outstanding debt. Investments consist almost entirely of highly-liquid, interest bearing debt securities. Given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position and future financial results could change significantly if we were to complete a business acquisition by utilizing a significant portion of our liquid assets.

In February 2002, our Board of Directors reauthorized our share repurchase program. Under the program, we may repurchase up to 500,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. Shares may be repurchased under this program through December 31, 2002 either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock under this program in 2001 or in the quarter ended March 31, 2002.

OTHER MATTERS

A valuation allowance of $34.4 million is recorded against net deferred tax assets. However, we may recognize a deferred income tax benefit in future periods if we determine that all or a portion of the remaining deferred tax assets can be realized.

On April 15, 2002, we notified the holders of the 54,000 shares of Series C Preferred Stock of our intention to redeem these shares on May 31, 2002 for $6.6 million. On April 16, 2002, all of the holders of the Series C Preferred Stock exercised their right to convert their shares into 600,000 shares of common stock prior to the redemption.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

A Report on Form 8-K was filed on March 13, 2002, which reported under the caption "Item 5. Other Events" that the Company's Board of Directors had reauthorized the Company's share repurchase program.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: May 15, 2002                  /S/ STUART M. ESSIG
                                    -------------------
                                    Stuart M. Essig
                                    President and Chief Executive Officer



Date: May 15, 2002                  /S/ DAVID B. HOLTZ
                                    -------------------
                                    David B. Holtz
                                    Senior Vice President, Finance and Treasurer