Form 10-Q
period 2002-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2002-08-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

    As of August 9, 2002 the registrant had outstanding 26,998,369 shares of
                     Common Stock, par value $.01 per share.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                    INDEX


                                                                                                   Page Number
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 (Unaudited)                        3

Consolidated Statements of Operations for the three and six month periods ended
     June 30, 2002 and 2001 (Unaudited)                                                                  4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002
     and 2001 (Unaudited)                                                                                5

Notes to Unaudited Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                      14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                                            25

Item 6.  Exhibits and Reports on Form 8-K                                                               25

SIGNATURES                                                                                              26

Exhibits                                                                                                27




PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

In thousands, except per share amounts


                                                             June 30,      December 31,
                                                               2002            2001
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  51,195       $  44,518
  Short-term investments ..................................     50,512          22,183
  Accounts receivable, net of allowances of
    $303 and $964 .......................................       15,642          14,024
  Inventories .............................................     25,025          24,329
  Prepaid expenses and other current assets ...............      2,708           2,898
                                                             ---------       ---------
      Total current assets ................................    145,082         107,952

 Noncurrent investments ...................................     37,613          64,335
 Property, plant, and equipment, net ......................     11,273          11,662
 Deferred income taxes, net ...............................      6,459          10,243
 Identifiable intangible assets, net ......................     15,247          16,898
 Goodwill .................................................     16,502          14,627
 Other assets .............................................      2,214           1,871
                                                             ---------       ---------
Total assets ..............................................  $ 234,390       $ 227,588
                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt .........................................  $     --        $   3,576
  Accounts payable, trade .................................      2,989           2,924
  Income taxes payable ....................................      1,703           1,481
  Customer advances and deposits ..........................      4,062           4,843
  Deferred revenue ........................................        929             772
  Accrued expenses and other current liabilities ..........      5,441           5,550
                                                             ---------       ---------
      Total current liabilities ...........................     15,124          19,146

 Deferred revenue .........................................      3,602           3,949
 Other liabilities ........................................        516             437
                                                             ---------       ---------
Total liabilities .........................................     19,242          23,532
Commitments and contingencies

Stockholders' Equity:
  Preferred stock; $0.01 par value; 15,000 authorized
  shares; 0 and 54 Series C Convertible shares issued and
  outstanding at June 30, 2002 and December 31,
    2001, respectively ....................................         --               1
  Common stock; $0.01 par value; 60,000 authorized shares;
    26,984 and 26,129 issued and outstanding at June 30,
    2002 and December 31, 2001, respectively ..............        269             261
  Additional paid-in capital ..............................    285,549         284,021
  Treasury stock, at cost; 6 shares at June 30, 2002 and
    December 31, 2001, respectively .......................        (51)            (51)
  Other ...................................................        (24)            (37)
  Accumulated other comprehensive income (loss) ...........        665            (539)
  Accumulated deficit .....................................    (71,260)        (79,600)
                                                             ---------       ---------
    Total stockholders' equity ............................    215,148         204,056
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 234,390       $ 227,588
                                                             =========       =========

The accompanying notes are an integral part of the consolidated financial statements


           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------     -------------------------
                                          2002             2001            2002          2001
                                          ----             ----            ----          ----

REVENUES

Product sales ....................      $24,703          $21,385         $49,133       $41,669
Other revenue ....................        1,738            1,535           3,224         2,935
                                        -------          -------         -------       -------
   Total revenues ................       26,441           22,920          52,357        44,604

COSTS AND EXPENSES

Cost of product sales ............        9,465            8,310          18,993        16,904
Research and development .........        2,073            1,837           3,895         3,910
Selling and marketing ............        5,928            5,269          11,600        10,020
General and administrative .......        3,121            3,319           6,340         6,523
Amortization .....................          364              729             714         1,409
                                        -------          -------         -------       -------
   Total costs and expenses ......       20,951           19,464          41,542        38,766

Operating income .................        5,490            3,456          10,815         5,838

Interest income (expense), net ...          993             (114)          1,986          (192)
Other income (expense), net ......           55             (151)             32          (213)
                                        -------          -------         -------       -------
Income before income taxes .......        6,538            3,191          12,833         5,433

Income tax expense ...............        2,289              429           4,493           675
                                        -------          -------         -------       -------
Net income........................      $ 4,249          $ 2,762         $ 8,340       $ 4,758
                                        =======          =======         =======       =======

Basic net income per share .......      $  0.15          $  0.12         $  0.28       $  0.20

Diluted net income per share .....      $  0.14          $  0.10         $  0.27       $  0.18

Weighted average common shares outstanding:
      Basic ......................       29,080           20,245          28,770        19,931
      Diluted ....................       30,849           25,049          30,783        22,211



















The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                      Six Months Ended June 30,
                                                                     ----------------------------
                                                                        2002              2001
                                                                        ----              ----


OPERATING ACTIVITIES:

Net income ......................................................   $  8,340          $  4,758
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      2,338             2,855
Deferred tax provision ..........................................      3,640               --
Amortization of discount and premium on investments .............        882               --
Other, net ......................................................         30                82
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (1,476)           (1,492)
   Inventories ..................................................       (670)           (5,406)
   Prepaid expenses and other current assets ....................        105               605
   Non-current assets ...........................................       (139)              642
   Accounts payable, accrued expenses and other liabilities .....        218               520
   Customer advances and deposits ...............................       (781)            1,535
   Deferred revenue .............................................       (191)           (1,115)
                                                                    --------          --------
Net cash provided by operating activities .......................     12,296             2,984
                                                                    --------          --------
INVESTING ACTIVITIES:

Proceeds from sale/maturity of investments ......................     11,157             1,000
Purchases of available-for-sale investments .....................    (13,549)           (2,891)
Cash used in business acquisition, net of cash acquired .........        (67)           (5,899)
Purchases of property and equipment .............................     (1,103)           (1,168)
                                                                    --------          --------
Net cash used in investing activities ...........................     (3,562)           (8,958)
                                                                    --------          --------
FINANCING ACTIVITIES:

Net proceeds from revolving credit facility .....................        --                747
Repayment of term loan ..........................................        --             (3,203)
Repayment of note payable .......................................     (3,600)           (1,540)
Proceeds from exercised stock options and warrants ..............      1,480             4,533
                                                                    --------          --------

Net cash (used in) provided by financing activities .............     (2,120)              537
                                                                    --------          --------

Effect of exchange rate changes on cash and cash equivalents ....         63               (47)

Net increase (decrease) in cash and cash equivalents ............      6,677            (5,484)

Cash and cash equivalents at beginning of period ................     44,518            14,086
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 51,195          $  8,602
                                                                    ========          ========

Non-cash investing activities:
     Business acquisition costs accrued in liabilities .....   $   --           $   716






The accompanying notes are an integral part of these consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

General

In the opinion of management, the June 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

On July 31, 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement 146 nullifies Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact that Statement 146 will have on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement
144). Statement 144 supercedes Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business". The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no impact on the Company's financial statements.

Recently Issued Accounting Standards

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No.142,
"Goodwill and Other  Intangible Assets" (Statement 142).

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

If the non-amortization provisions of Statement 142 had been applied for all of 2001, net income for the three and six months ended June 30, 2001 would have been as follows:

                                                Three Months Ended    Six Months Ended
                                                  June 30, 2001         June 30, 2001
                                                  -----------------   -----------------
                                                             (in thousands)
   Net income, as reported ...................         $ 2,762             $ 4,758
   Add: Goodwill amortization ................             218                 365
        Assembled workforce amortization .....              36                  65
                                                       -------             -------
   Net income, as adjusted ...................         $ 3,016             $ 5,188

   Net income per share, as adjusted
      Basic ..................................         $  0.14             $  0.22
      Diluted ................................         $  0.12             $  0.20

The Company completed its initial impairment review for goodwill as of June 30, 2002 and determined that its reporting unit goodwill was not impaired.


2.       INVENTORIES

Inventories consisted of the following:
                                                       June 30,   December 31,
                                                        2002          2001
                                                        ----          ----
                                                          (in thousands)
   Raw materials..............................        $ 7,603       $ 7,559
   Work-in process............................          3,862         3,493
   Finished goods.............................         13,560        13,277
                                                      -------       -------
                                                     $ 25,025       $24,329
                                                      =======       =======

3.      GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of reporting unit goodwill for the six months ended June 30, 2002, were as follows:
                                                 Integra         Integra
                                               NeuroSciences    LifeSciences        Total
                                              -------------    -------------    -------------
                                                              (in thousands)
Goodwill, net of accumulated amortization
   at December 31, 2001 ....................     $ 13,815         $    812         $ 14,627
Reclassification of assembled workforce
   intangible, net of accumulated
   amortization ............................        1,245               30            1,275
Foreign currency translation ...............          597                3              600
                                                 --------         --------         --------
Goodwill at June 30, 2002 ..................     $ 15,657         $    845         $ 16,502
                                                 ========         ========         ========

The components of the Company's identifiable intangible assets were as follows:
                                                      June 30, 2002          December 31, 2001
                                                 ----------------------    ----------------------
                                                           Accumulated               Accumulated
                                                   Cost    Amortization      Cost    Amortization
                                                 --------  ------------    --------  ------------
                                                                   (in thousands)
   Technology ................................   $ 11,565    $ (1,919)     $ 11,255    $ (1,516)
   Customer base .............................      3,620        (865)        3,575        (674)
   Trademarks ................................      1,715        (363)        1,715        (305)
   Assembled work force ......................        --          --          1,581        (306)
   Other .....................................      1,838        (344)        1,824        (251)
                                                 --------  ------------    --------  ------------
                                                 $ 18,738    $ (3,491)     $ 19,950    $ (3,052)
   Accumulated amortization ..................     (3,491)                   (3,052)
                                                 --------                  --------
                                                 $ 15,247                  $ 16,898
                                                 ========                  ========

Before the effects of recent acquisitions (see Note 10), amortization expense is expected to approximate $1.4 million annually in each of the next five years.

4.       COMMON AND PREFERRED STOCK

On April 15, 2002, the Company notified the holders of the 54,000 shares of Series C Preferred Stock of its intention to redeem these shares on May 31, 2002 for $6.6 million. On April 16, 2002, all of the holders of the Series C Preferred Stock exercised their right to convert their shares into 600,000 shares of common stock prior to the redemption.

5.       INCOME TAXES

Income tax expense was approximately 35% and 12% of income before income taxes for the six months ended June 30, 2002 and 2001, respectively. Income tax expense for the six months ended June 30, 2002 included a deferred income tax provision of $3.6 million, or 28% of income before income taxes. The effective rate for the six months ended June 30, 2001 reflects the utilization of net operating loss carryforwards during the period. In the quarter ended December 31, 2001, the Company reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards.

6.      COMPREHENSIVE INCOME

Comprehensive income was as follows:

(In thousands)
                                     Three Months Ended June 30,       Six Months Ended June 30,
                                      --------------------------       -------------------------
                                        2002             2001            2002             2001
                                      --------         --------        --------         --------
Net income .........................  $  4,249         $  2,762        $  8,340         $  4,758
Foreign currency translation
   adjustment ......................     1,355             (414)          1,127             (745)
Unrealized gain on investments .....       526              121              77              107
                                      --------         --------        --------         --------
Comprehensive income ...............  $  6,130         $  2,469        $  9,544         $  4,120
                                      ========         ========        ========         ========

7.       NET INCOME PER SHARE

Basic and diluted net income per share were as follows:

(In thousands, except per share amounts)
                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
Basic net income per share:
  Net income .................................     $ 4,249    $  2,762     $ 8,340     $ 4,758
  Dividends on preferred stock ...............         (24)       (371)       (159)       (756)
                                                    ------      ------      ------      ------
    Net income available to common stock .....     $ 4,225    $  2,391     $ 8,181     $ 4,002

    Basic net income per share ...............     $  0.15    $   0.12     $  0.28     $  0.20
                                                    ======      ======      ======      ======

Diluted net income per share:
  Net income .................................     $ 4,249    $  2,762     $ 8,340     $ 4,758
  Dividends on preferred stock ...............         (24)       (135)       (159)       (756)
                                                    ------      ------      ------      ------
    Net income available to common stock .....     $ 4,225    $  2,627     $ 8,181     $ 4,002

    Diluted net income per share .............     $  0.14    $   0.10     $  0.27     $  0.18
                                                    ======      ======      ======      ======

Weighted average shares outstanding:
    Basic........................................   29,080      20,245      28,770      19,931
    Effect of dilutive securities:
        Options and warrants.....................    1,769       2,330       2,013       2,280
        Preferred stock..........................      --        2,474         --          --
                                                    ------      ------      ------      ------
    Diluted......................................   30,849      25,049      30,783      22,211
                                                    ======      ======      ======      ======

Prior to its conversion on April 16, 2002, the Series C Preferred Stock (convertible into 600,000 shares of common stock) was not included in the computation of diluted net income per share for the three or six month periods ended June 30, 2002 because its effect would have been antidilutive. Prior to its conversion on June 26, 2001, the Series B Preferred Stock (convertible into 2,617,800 shares of common stock) was not included in the computation of diluted net income per share for the six month period ended June 30, 2001 because its effect would have been antidilutive. Options outstanding at June 30, 2002 to purchase 627,000 shares of common stock were excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2002 because their exercise price exceeded the average market price of the common stock for the applicable period.

8.       DIVISION AND GEOGRAPHIC INFORMATION

Integra's business is divided into two divisions: Integra NeuroSciences(TM) and Integra LifeSciences(TM).

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

Integra NeuroSciences sells primarily through a direct sales force in the United States and Western Europe and through a network of distributors elsewhere throughout the world. For the majority of the products manufactured by the Integra LifeSciences division, the Company has partnered with market leaders for the development and marketing efforts related to these products.

As a result of the acquisitions of NeuroSupplies, Inc. (renamed Integra NeuroSupplies, Inc.) in December 2001, and GMSmbH and Satelec Medical in April 2001, the following division financial results may not be directly comparable.

                                                                          Total
                                            Integra       Integra      Reportable
                                         NeuroSciences  LifeSciences    Divisions
                                         -------------  ------------   ----------
                                                       (in thousands)
     Three months ended June 30, 2002
     ----------------------------------
     Product sales ....................     $ 20,062      $  4,641      $ 24,703
     Total revenue ....................       20,090         6,351        26,441
     Operating expenses ...............       14,818         3,761        18,579
     Operating income .................        5,272         2,590         7,862

     Depreciation included in division
        operating expenses ............          519           250           769

     Three months ended June 30, 2001
     ----------------------------------
     Product sales ....................     $ 17,032      $  4,353      $ 21,385
     Total revenue ....................       17,310         5,610        22,920
     Operating expenses ...............       12,799         4,163        16,962
     Operating income .................        4,511         1,447         5,958

     Depreciation included in division
        operating expenses ............          373           257           630


     Six months ended June 30, 2002
     ----------------------------------
     Product sales ....................     $ 39,857      $  9,276      $ 49,133
     Total revenue ....................       39,913        12,444        52,357
     Operating expenses ...............       29,424         7,419        36,843
     Operating income .................       10,489         5,025        15,514

     Depreciation included in division
        operating expenses ............        1,072           497         1,569

     Six months ended June 30, 2001
     ----------------------------------
     Product sales ....................     $ 32,818      $  8,851      $ 41,669
     Total revenue ....................       33,374        11,230        44,604
     Operating expenses ...............       24,657         8,860        33,517
     Operating income .................        8,717         2,370        11,087

     Depreciation included in division
        operating expenses ............          790           555         1,345

A reconciliation of the amounts reported for total reportable divisions to the consolidated financial statements is as follows:
                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
                                                                  (in thousands)
  Operating expenses:
  Total reportable divisions ..............        $18,579     $16,962     $36,843     $33,517
  Plus: Corporate general and
           administrative expenses ........          2,008       1,773       3,985       3,840
        Amortization ......................            364         729         714       1,409
                                                    ------      ------      ------      ------
  Consolidated total operating expenses ...        $20,951     $19,464     $41,542     $38,766

  Operating income:
  Total reportable divisions ..............        $ 7,862     $ 5,958     $15,514     $11,087
  Less: Corporate general and
           administrative expenses ........          2,008       1,773       3,985       3,840
        Amortization ......................            364         729         714       1,409
                                                    ------      ------      ------      ------
  Consolidated operating income ...........        $ 5,490     $ 3,456     $10,815     $ 5,838
Product sales consisted of the following:
                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
                                                                  (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit ......           $ 6,973     $ 6,914     $14,214     $13,492
        Neuro operating room ...........            10,610       9,056      20,702      17,294
        Other NeuroSciences products ...             2,479       1,062       4,941       2,032
                                                    ------      ------      ------      ------
        Total product sales ............            20,062      17,032      39,857      32,818

     Integra LifeSciences:
        Tissue repair products .........           $ 2,333       1,836       4,454       3,626
        Other medical devices ..........             2,308       2,517       4,822       5,225
                                                    ------      ------      ------      ------
        Total product sales ............             4,641       4,353       9,276       8,851

     Consolidated product sales ........           $24,703     $21,385     $49,133     $41,669

Product sales by major geographic area are summarized below:
                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended June 30, 2002 ... $ 20,022    $  2,826    $  1,103    $    752    $ 24,703
Three months ended June 30, 2001 ...   16,819       2,330       1,390         846      21,385

Six months ended June 30, 2002 ..... $ 39,305    $  5,850    $  2,342    $  1,636    $ 49,133
Six months ended June 30, 2001 .....   32,750       4,714       2,505       1,700      41,669

9.      COMMITMENTS AND CONTINGENCIES

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

Merck KGaA and Integra have each appealed various decisions of the Court. We expect the court of appeals to hear arguments in the appeal during late 2002 or early 2003 and to issue its opinion during 2003. Integra has not recorded any gain in connection with this favorable judgment.

The Company is also subject to other claims and lawsuits in the ordinary course of our business, including claims by employees or former employees and with respect to our products. In the opinion of management, such other claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. The Company's financial statements do not reflect any material amounts related to possible unfavorable outcomes of the matters above or others. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

10.     SUBSEQUENT EVENTS

On July 1, 2002, the Company acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The purchase price consisted of $2.8 million in cash paid at closing, and certain other consideration to be paid upon the release of new products to be sold through the Integra NeuroSciences sales force. The acquired product lines generated approximately $3.2 million in sales during the year ended December 31, 2001, primarily from the manufacture of cranial fixation systems for sale under a contract manufacturing agreement that expires in June 2004.

On August 1, 2002, the Company acquired the neurosciences division of NMT Medical, Inc. for $5.4 million in cash. Through this acquisition, the Company added a range of leading differential pressure valves, including the Orbis-Sigma(R), Integra Hakim(R) and horizontal-vertical ("H-V") lumbar valves, and external ventricular drainage products to its neurosurgical product line. The acquired product lines generated sales of approximately $13.9 million during the year ended December 31, 2001. The acquired operations include a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products, and a distribution facility located in Atlanta, Georgia. The Company expects to consolidate the Atlanta operations into its Cranbury, New Jersey National Distribution Center before the end of 2002.

The Company is currently evaluating the allocation of the purchase price of these acquisitions, including any potential in-process research and development charge associated with acquired intellectual property or undeveloped technology.

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

Our Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. Integra NeuroSciences sells primarily through a direct sales force of more than 90 people in the United States, the United Kingdom, Germany, France and Belgium.

Our Integra LifeSciences division develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. For the majority of the products manufactured by our Integra LifeSciences division, we have partnered with market leaders for the development and marketing efforts related to these products. Many of these products address large, diverse markets, and we believe that they can be promoted more cost-effectively through leveraging marketing partners than through developing our own sales infrastructure. We have strategic alliances with Ethicon, a division of Johnson & Johnson, Wyeth, Medtronic, and Centerpulse.

Acquisitions

As a result of the acquisitions of NeuroSupplies, Inc. (renamed Integra NeuroSupplies, Inc.) in December 2001, and GMSmbH and Satelec Medical in April 2001, our division financial results for the three and six month periods ended June 30, 2002 and 2001 may not be directly comparable. Reported product sales for the three and six month periods ended June 30, 2002 and 2001 included the following amounts in sales of acquired product lines:

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    ------------------      ------------------
(in thousands)                                       2002        2001        2002        2001
                                                    ------      ------      ------      ------
Integra NeuroSciences
   Products acquired in 2001(1) .................  $ 2,093     $   451     $ 4,095     $   451
   All other product sales ......................   17,969      16,581      35,762      32,367
                                                    ------      ------      ------      ------
   Total Integra NeuroSciences product sales ....   20,062      17,032      39,857      32,818

Integra LifeSciences
   Products acquired in 2001 ....................  $   --      $   --      $   --      $   --
   All other product sales ......................    4,641       4,353       9,276       8,851
                                                    ------      ------      ------      ------
   Total Integra LifeSciences product sales .....    4,641       4,353       9,276       8,851

Consolidated product sales ......................  $24,703     $21,385     $49,133     $41,669

(1) Excludes sales of the LICOX(R) product in those territories where Integra NeuroSciences had exclusive distribution rights to the product prior to our acquisition of GMSmbH.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future divisional financial results are also expected to be impacted by the following acquisitions, which we completed subsequent to June 30, 2002:

|X| On July 1, 2002, we acquired the assets of Signature Technologies, Inc. (renamed Integra Signature Technologies, Inc.), a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The purchase price consisted of $2.8 million in cash paid at closing, and certain other consideration to be paid upon the release of new products to be sold through our Integra NeuroSciences sales force. The acquired product lines generated approximately $3.2 million in sales during the year ended December 31, 2001, primarily from the manufacture of cranial fixation systems for sale under a contract manufacturing agreement that expires in June 2004. We expect that ongoing sales from existing relationships will be approximately $2.5 million per year. Sales of Integra Signature products to contract manufacturing partners will be included in the Integra LifeSciences division.

|X| On August 1, 2002, we acquired the neurosciences division of NMT Medical, Inc.("NMT Neurosciences")for $5.4 million in cash. Through this acquisition, we added a range of leading differential pressure valves, including the Orbis-Sigma(R), Integra Hakim(R)and horizontal-vertical ("H-V") lumbar valves, and external ventricular drainage products to our neurosurgical product line. Although the acquired product lines generated sales of approximately $13.9 million during the year ended December 31, 2001, we estimate that the net effect of this acquisition and our planned elimination of redundant or under performing product lines (including products already sold by us prior to the acquisition of NMT Neurosciences) will be to increase our product sales by approximately $2.5 million per quarter through the end of 2003. Sales of NMT Neurosciences products will be included in the Integra NeuroSciences division.

The Company is currently evaluating the allocation of the purchase price of these acquisitions, including any potential in-process research and development charge associated with acquired intellectual property or undeveloped technology.

Results of Operations

Second Quarter Ended June 30, 2002 Compared to Second Quarter Ended June 30,
2001

For the second quarter ended June 30, 2002, total revenues increased 15% over the quarter ended June 30, 2001 to $26.4 million, led by a 16% increase in product sales to $24.7 million. Domestic product sales increased $3.2 million in the second quarter of 2002 to $20.0 million, or 81% of product sales, as compared to 79% of product sales in the second quarter ended June 30, 2001. The Integra NeuroSciences division, which reported a $2.8 million increase in total revenues to $20.1 million, a 16% increase over the prior year quarter, led growth in total revenues and product sales for the second quarter of 2002. The Integra LifeSciences division reported a $0.7 million increase in total revenues to $6.3 million, a 13% increase over the second quarter of 2001.

Net income for the second quarter of 2002 was $4.2 million, or $0.14 per share, as compared to net income of $2.8 million, or $0.10 per share, reported in the prior year quarter. In addition to the increase in revenues, results for the second quarter of 2002 benefited from a one percentage point improvement in consolidated gross margin on product sales to 62%, which is three percentage points better than the 59% reported for the full year 2001. The improvement in gross margins in the second quarter of 2002 reflects a greater proportion of sales of higher margin products compared to the second quarter of 2001 and increased direct sales in Europe. The increase in the proportion of higher margin product sales was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

attributable both to increases in sales of the DuraGen(R) Dural Graft Matrix and other single-use products and decreases in sales of certain lower-margin capital equipment products.

We expect gross margins for the remainder of 2002 to be adversely affected by the planned rationalization of our product lines and by inventory fair market value adjustments to be recorded in connection with our recent acquisitions of Integra Signature Technologies and NMT Neurosciences. After giving effect to these items and the lower gross margins associated with the recently acquired product lines, we expect consolidated gross margins to approximate 60% for the remainder of 2002 and 62% for the full year 2003 based on a continued improvement in product and geographic sales mix.

An increase in our effective tax rate from 13% in the second quarter of 2001 to a 35% rate recorded in 2002 offset the improved gross margin results in the second quarter of 2002. The effective rate for the second quarter of 2001 reflects the utilization of our net operating loss carryforwards during the period. In the fourth quarter ended December 31, 2001, we reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards, which is expected to result in an ongoing effective tax rate of 35%. We expect our actual cash tax rate to be in the 6% to 8% range in 2002. Had our effective tax rate been 35% in 2001, reported earnings would have been $0.08 per share in the second quarter of 2001.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION
                                                        Quarter Ended June 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Neuro intensive care unit ..................     $  6,973          $  6,914
   - Neuro operating room .......................       10,610             9,056
   - Other NeuroSciences products ...............        2,479             1,062
                                                      --------          --------
Total product sales .............................       20,062            17,032
Other revenue ...................................           28               278
                                                      --------          --------
Total revenue ...................................       20,090            17,310

Cost of product sales ...........................        7,194             6,078
Gross margin as a percentage of product sales ...          64%               64%

Research and development expenses ...............          943               712
Sales and marketing expenses ....................        5,740             4,845
General and administrative expenses .............          941             1,164
                                                      --------          --------
Operating income ................................     $  5,272          $  4,511

Product sales in the Integra NeuroSciences division increased $3.0 million in the second quarter of 2002 to $20.1 million, an 18% increase over the prior year quarter. This increase included $1.4 million in sales of products acquired since the end of the second quarter of 2001. This growth has been generated through acquisitions, new product launches, and increased direct sales and marketing efforts, both domestically and in Europe.

Sales of neuro intensive care unit products increased $0.1 million to $7.0 million in the second quarter of 2002 and neuro operating room product sales increased $1.5 million to $10.6 million, led by increased sales of our DuraGen(R) Dural Graft Matrix product. The $1.4 million increase in other NeuroSciences products to $2.5 million was related to acquired product lines. The $0.3 million decrease in other revenues was the result of decreased royalty revenues from an agreement that expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We expect our recent increase in the domestic sales force to 63 territories, the continued implementation of our direct sales strategy in Europe and sales of products which have been recently launched or acquired to drive future revenue growth in the Integra NeuroSciences division.

Gross margin on product sales for the Integra NeuroSciences division was consistent at 64% of product sales in both the second quarter of 2002 and 2001. The effects of an increase in the proportion of higher margin product sales and increased direct sales in Europe in the second quarter of 2002 compared to the second quarter of 2001 was offset by lower gross margins from our Integra NeuroSupplies business. Gross margin on product sales is expected to decrease approximately one percentage point for the remainder of 2002 as a result of the acquisition of NMT Neurosciences.

The $0.2 million increase in research and development expenses in the second quarter of 2002 was primarily related to the development of a new collagen hemostatic device for use in neurosurgical procedures. Sales and marketing spending in the second quarter of 2002 increased $0.9 million as a result of the continued expansion in the domestic and international sales force. Sales and marketing expenses remained consistent at approximately 28.5% of product sales in both the second quarter of 2002 and 2001. The $0.2 million decrease in general and administrative expenses was primarily related to a $0.2 million favorable adjustment to the allowance for doubtful accounts recorded in the second quarter of 2002, as compared to a $0.2 million increase in the allowance for doubtful accounts recorded in the second quarter of 2001. We reduced the allowance for doubtful accounts in 2002 because of a substantial improvement in collection efforts. Offsetting this benefit was approximately $0.1 million of general and administrative costs related to the acquired Integra NeuroSupplies business and higher personnel costs related to increased headcount.

The NMT Neurosciences operations acquired in August 2002 include a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products, and a distribution facility located in Atlanta, Georgia. The Biot plant is expected to become an important part of Integra's continental European distribution activities. Accordingly, operating expenses in the Integra NeuroSciences division are expected to increase in the future from the acquired Biot operations. Additionally, sales and marketing costs through the remainder of 2002 are expected to include incremental and redundant distribution costs that will be incurred until the Atlanta operations are integrated into Integra's existing operations.

We may achieve future financial and operating synergies by increasing capacity utilization at the Biot, France facility, which is currently operating at less than 50% capacity, and by leveraging sales of existing Integra NeuroSciences products through the customer base of the acquired business, especially in France and Germany.

The five direct European sales representatives from the acquired NMT Neurosciences business are expected to join our direct sales team. In international markets where both Integra and the acquired NMT business sell through distributors, we will evaluate the competing distributors with the goal of improving sales and profitability of the affected products.

Research and development expenses are also expected to increase through the end of 2002 and into the beginning of 2003 as a result of projected costs to develop our own line of metal implants based on the intellectual property acquired from Signature Technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEGRA LIFESCIENCES DIVISION
                                                       Quarter Ended June 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Tissue repair products .....................     $  2,333          $  1,836
   - Other medical devices ......................        2,308             2,517
                                                      --------          --------
Total product sales .............................        4,641             4,353
Other revenue ...................................        1,710             1,257
                                                      --------          --------
Total revenue ...................................        6,351             5,610

Cost of product sales ...........................        2,271             2,232
Gross margin as a percentage of product sales ...          51%               49%

Research and development expenses ...............        1,130             1,125
Sales and marketing expenses ....................          188               424
General and administrative expenses .............          172               382
                                                      --------          --------
Operating income ................................     $  2,590          $  1,447

Product sales in the Integra LifeSciences division increased $0.3 million in the second quarter of 2002 to $4.6 million, a 7% increase over the prior year quarter. This growth was generated primarily by a $0.5 million increase in sales of tissue repair products, or 27% growth over the prior year quarter, offset by a $0.2 million decline in sales of other medical devices. The increase in sales of tissue repair products was primarily related to increased sales to Wyeth of our Absorbable Collagen Sponges that are used as a component in Medtronic's INFUSE(TM) Bone Graft product for the treatment of certain types of spinal degenerative disc disease, which received FDA approval in July 2002.

Future sales growth in the Integra LifeSciences division is expected to be led by increased sales of Absorbable Collagen Sponges and the INTEGRA(R) Dermal Regeneration Template and from sales of the Signature Technologies product lines acquired in July 2002. In April 2002, the FDA approved our pre-market approval application supplement to market INTEGRA(R) Dermal Regeneration Template for the repair of scar contractures, the first indication in the United States for the device outside of the treatment of severe burns.

Gross margin on product sales in the Integra LifeSciences division increased two percentage points to 51% in the second quarter primarily as a result of increased sales of higher margin products. Gross margin on product sales is expected to decrease approximately one percentage point for the remainder of 2002 and approximately one-and-one-half percentage points in 2003 as a result of the acquisition of Signature Technologies.

Other revenue consists of i) research and development funding from strategic partners and government grants, ii) license, distribution, and other event-related revenues from strategic partners and other third parties, and iii) product royalty income. The $0.4 million increase in other revenue in the second quarter of 2002 was primarily related to a $0.5 million event payment from Johnson & Johnson for the achievement of a clinical and regulatory objective for INTEGRA(R) Dermal Regeneration Template related to the expanded indications for the product that we received during the quarter. This is the second event payment received this year.

Sales and marketing expenses decreased $0.2 million in the second quarter of 2002 primarily due to the termination of distributors who had been paid commissions during the prior year period. Sales and marketing activities in the Integra LifeSciences division are primarily the responsibility of our strategic marketing partners and distributors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CORPORATE EXPENSES AND AMORTIZATION
                                                          Quarter Ended June 30,
                                                           2002              2001
                                                         --------          --------
                                                               (in thousands)
Total divisional operating costs and expenses .......    $ 18,579          $ 16,962
Corporate general and administrative expenses .......       2,008             1,773
Amortization ........................................         364               729
                                                         --------          --------
Consolidated total operating expenses ...............    $ 20,951          $ 19,464

Corporate general and administrative expenses increased $0.2 million in the second quarter of 2002 primarily as a result of spending on the appeal of the judgment in our favor in the litigation with Merck KGaA, and increases in the cost of premiums for our various insurance policies. Amortization expense decreased $0.3 million in the second quarter of 2002 to $0.4 million as a result of the full implementation of Statement of Financial Accounting Standard No 142 in January 2002. The reduction in goodwill amortization related to the implementation of Statement 142 had a favorable impact on earnings of approximately $0.01 per share in the second quarter of 2002.

We reported operating EBITDA, representing operating earnings before depreciation and amortization, of $6.7 million in the second quarter of 2002, as compared to $4.9 million in the prior year quarter.

NON-OPERATING INCOME AND EXPENSES

We raised $113.4 million in a follow-on public offering of 4.7 million shares of common stock in August 2001 and subsequently used $9.3 million to repay all outstanding indebtedness. Accordingly, net interest income increased $1.1 million in the second quarter of 2002 to $1.0 million.

INCOME TAXES

Income tax expense was approximately 35% and 13% of income before income taxes for the second quarter of 2002 and 2001, respectively. Income tax expense for the second quarter of 2002 included a deferred income tax provision of $1.8 million, or 29% of income before income taxes.

We are currently assessing the impact, if any, that the recent acquisitions will have on our effective and actual cash tax rates.

Six Month Period Ended June 30, 2002 Compared to Six Month Period Ended June 30, 2001

For the six month period ended June 30, 2002, total revenues increased 17% over the six month period ended June 30, 2001 to $52.4 million, led by an 18% increase in product sales to $49.1 million. Domestic product sales increased $6.6 million in the six month period ended June 30, 2002 to $39.3 million, or 80% of product sales, as compared to 79% of product sales in the prior year period. The Integra NeuroSciences division, which reported a $6.5 million increase in total revenues to $39.9 million in the six month period ended June 30, 2002, a 20% increase over the prior year period, led growth in total revenues and product sales in 2002. The Integra LifeSciences division reported a $1.2 million increase in total revenues to $12.5 million, an 11% increase over the prior year period.

Net income for the six month period ended June 30, 2002 was $8.3 million, or $0.27 per share, as compared to net income of $4.8 million, or $0.18 per share, reported in the prior year period. In addition to the increase in revenues, results for the six month period ended June 30, 2002 benefited from a two percentage point improvement in consolidated gross margin on product sales to 61%. The improvement in gross margins reflects a greater proportion of sales of higher margin products in 2002, increased direct

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sales in Europe, and an increase in capacity utilization, offset by lower gross margins from our Integra NeuroSupplies business.

Offsetting the improved gross margin results in 2002 was an increase in our effective tax rate from 12% in the six month period ended June 30, 2001 to a 35% rate recorded in the six month period ended June 30, 2002. Had our effective tax rate been 35% in 2001, reported earnings would have been $0.12 per share in the six month period ended June 30, 2001.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION
                                                    Six Month Period Ended June 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Neuro intensive care unit ..................     $ 14,214          $ 13,492
   - Neuro operating room .......................       20,702            17,294
   - Other NeuroSciences products ...............        4,941             2,032
                                                      --------          --------
Total product sales .............................       39,857            32,818
Other revenue ...................................           56               556
                                                      --------          --------
Total revenue ...................................       39,913            33,374

Cost of product sales ...........................       14,422            12,126
Gross margin as a percentage of product sales ...          64%               63%

Research and development expenses ...............        1,826             1,400
Sales and marketing expenses ....................       11,223             9,155
General and administrative expenses .............        1,953             1,976
                                                      --------          --------
Operating income ................................     $ 10,489          $  8,717

Product sales in the Integra NeuroSciences division increased $7.0 million in the six month period ended June 30, 2002 to $39.9 million, a 21% increase over the prior year period. Sales in the six month periods ended June 30, 2002 and 2001 included $4.1 million and $0.5 million, respectively, in sales of products acquired in 2001.

Sales of neuro intensive care unit products increased $0.7 million to $14.2 million in the six month period ended June 30, 2002. Neuro intensive care unit sales in the six month periods ended June 30, 2002 and 2001 included $0.5 million and $0.2 million, respectively, in sales of products acquired in 2001. Neuro operating room product sales increased $3.4 million to $20.7 million, led by increased sales of our DuraGen(R) Dural Graft Matrix product. Neuro operating room sales in the six month periods ended June 30, 2002 and 2001 included $0.8 million and $0.3 million, respectively, in sales of products acquired in 2001. The $2.9 million increase in other NeuroSciences products to $4.9 million was primarily related to $2.8 million in sales of acquired products. The $0.5 million decrease in other revenues was the result of decreased royalty revenues from an agreement that expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The $0.4 million increase in research and development expenses in the six month period ended June 30, 2002 was primarily related to the development of a new collagen hemostatic device for use in neurosurgical procedures. Sales and marketing spending in the six month period ended June 30, 2002 increased $2.1 million as a result of the continued expansion in the domestic and international sales force. General and administrative expenses remained relatively consistent at $2.0 million in the six month periods ended June 30, 2002 and 2001. The benefit of a $0.2 million favorable adjustment to the allowance for doubtful accounts recorded in the six month period ended June 30, 2002, as compared to a $0.2 million increase in the allowance for doubtful accounts recorded in the six month period ended June 30, 2001, was offset by an increase in general and administrative costs related to acquisitions and higher personnel costs resulting from increased headcount.

INTEGRA LIFESCIENCES DIVISION
                                                    Six Month Period Ended June 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Tissue repair products .....................     $  4,454          $  3,626
   - Other medical devices ......................        4,822             5,225
                                                      --------          --------
Total product sales .............................        9,276             8,851
Other revenue ...................................        3,168             2,379
                                                      --------          --------
Total revenue ...................................       12,444            11,230

Cost of product sales ...........................        4,571             4,778
Gross margin as a percentage of product sales ...          51%               46%

Research and development expenses ...............        2,069             2,510
Sales and marketing expenses ....................          377               865
General and administrative expenses .............          402               707
                                                      --------          --------
Operating income ................................     $  5,025          $  2,370

Product sales in the Integra LifeSciences division increased $0.4 million in the six month period ended June 30, 2002 to $9.3 million, a 5% increase over the prior year period. This growth was generated primarily by a $0.8 million increase in sales of tissue repair products, or 23% growth over the prior year period, offset by a $0.4 million decline in sales of other medical devices. The increase in sales of tissue repair products was primarily related to increased sales to Wyeth of our Absorbable Collagen Sponges. The decrease in sales of other medical devices was primarily related to reduced orders for the VitaCuff(R) infection control product from one of our OEM customers in the first quarter of 2002.

Gross margin on product sales in the LifeSciences division increased five percentage points to 51% in the six month period ended June 30, 2002 primarily as a result of increased sales of higher margin orthopedic products and increased capacity utilization.

The $0.8 million increase in other revenue in the six month period ended June 30, 2002 was primarily related to the $1.0 million in event payments received from Johnson & Johnson, offset by a decrease in grant revenue.

The decrease in research and development expenses in the six month period ended June 30, 2002 was primarily related to the completion of a grant program in the first quarter of 2001, and is consistent with the decrease in grant revenue. Sales and marketing activities decreased $0.5 million in the six month period ended June 30, 2002 primarily due to the termination of distributors who had been paid commissions during the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CORPORATE EXPENSES AND AMORTIZATION

                                                       Six Month Period Ended June 30,
                                                           2002              2001
                                                         --------          --------
                                                               (in thousands)
Total divisional operating costs and expenses .......    $ 36,843          $ 33,517
Corporate general and administrative expenses .......       3,985             3,840
Amortization ........................................         714             1,409
                                                         --------          --------
Consolidated total operating expenses ...............    $ 41,542          $ 38,766

Amortization expense decreased $0.7 million in the six month period ended June 30, 2002 to $0.7 million as a result of the full implementation of Statement of Financial Accounting Standard No 142 in January 2002. The reduction in goodwill amortization related to the implementation of Statement 142 had a favorable impact on earnings of approximately $0.02 per share in the six month period ended June 30, 2002.

We reported operating EBITDA of $13.2 million in the six month period ended June 30, 2002, as compared to $8.7 million in the prior year period.

NON-OPERATING INCOME AND EXPENSES

Net interest income increased $2.2 million in the six month period ended June 30, 2002 to $2.0 million primarily as a result of the $113.4 million raised in the August 2001 follow-on public offering and the subsequent repayment of all outstanding indebtedness.

INCOME TAXES

Income tax expense was approximately 35% and 12% of income before income taxes for the six month periods ended June 30, 2002 and 2001, respectively. Income tax expense for the six month period ended June 30, 2002 included a deferred income tax provision of $3.6 million, or 28% of income before income taxes.


International Product Sales and Operations

Product sales by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Six months ended June 30, 2002 ..... $ 39,305    $  5,850    $  2,342    $  1,636    $ 49,133
Six months ended June 30, 2001 .....   32,750       4,714       2,505       1,700      41,669

In the six month period ended June 30, 2002, sales to customers outside the United States totaled $9.8 million, or 20% of consolidated product sales, of which approximately 60% were to European customers. Of this amount, $5.2 million of these sales were generated in foreign currencies from our foreign-based subsidiaries in the United Kingdom, Germany and France. In the six month period ended June 30, 2001, sales to customers outside the United States totaled $8.9 million, or 21% of consolidated product sales, of which approximately 53% were to European customers. Of this amount, $3.0 million of these sales were generated in foreign currencies from our subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar. We expect that our recent establishment of a direct sales and marketing infrastructure in the United Kingdom, Germany, France and Belgium, the recent transfer of certain distributor accounts to our European operations, and the recent acquisition of the NMT Neurosciences business will cause our sales generated in countries outside the United States and sales denominated in foreign currencies, particularly the Euro and the British pound, to increase as a percentage of total sales in the future. Approximately 55% of sales of the acquired NMT Neurosciences products were generated outside the United States during the year ended December 31, 2001.

We do not currently use any financial instruments to hedge foreign currency fluctuations.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Since 1999, we have substantially reduced our net use of cash from operations and, in 2001, we generated positive operating cash flows on an annual basis for the first time. For the six month period ended June 30, 2002, we generated $12.3 million in cash flows from operations.

Our principal uses of funds during the six month period ended June 30, 2002 were $3.6 million for the repayment of debt and $1.1 million for purchases of property and equipment. Principal sources of funds were approximately $12.3 million in operating cash flows and $1.5 million from the issuance of common stock through the exercise of stock options.

At June 30, 2002, we had cash, cash equivalents and current and non-current investments totaling approximately $139.3 million and no outstanding debt. In July and August 2002, we used approximately $8.2 million of cash for business acquisitions.

Investments consist almost entirely of highly-liquid, interest bearing debt securities. Given our objective to grow by acquisition and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets to complete a business acquisition.

In February 2002, our Board of Directors reauthorized our share repurchase program. Under the program, we may repurchase up to 500,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. Shares may be repurchased under this program through December 31, 2002 either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock under this program in 2001 or in the six month period ended June 30, 2002.

Other Matters

A valuation allowance of $34.4 million is recorded against net deferred tax assets. However, we may recognize a deferred income tax benefit in future periods if we determine that all or a portion of the remaining deferred tax assets can be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 15, 2002, we notified the holders of the 54,000 shares of Series C Preferred Stock of our intention to redeem those shares on May 31, 2002 for $6.6 million. On April 16, 2002, all of the holders of the Series C Preferred Stock exercised their right to convert their shares into 600,000 shares of common stock prior to the redemption.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 2002 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 26,897,253 shares of the Company's common stock were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of shares, with the results indicated below:

1. Election of directors to serve until the 2003 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

      Nominee                 For         Withheld
      -------             -----------   -----------
      Keith Bradley        22,075,219       177,376
      Richard E. Caruso    22,028,019       224,576
      Stuart M. Essig      20,485,278     1,767,317
      Neil Moszkowski      22,075,219       177,376
      James M. Sullivan    22,075,219       177,376

2. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:


          For         Against    Abstentions
      -----------   -----------  -----------
       21,635,258       613,998        3,339


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  August 14, 2002     /s/ Stuart M. Essig
                                    -------------------
                                    Stuart M. Essig
                                    President and Chief Executive Officer

         Date:  August 14, 2002     /s/ David B. Holtz
                                    -------------------
                                    David B. Holtz
                                    Senior Vice President, Finance and Treasurer

                                                  Exhibit 99.1


          Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C. Section 1350, as created
                by Section 906 of the Sarbanes-Oxley Act of 2002


                    Certification of Chief Executive Officer

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Integra LifeSciences Holdings Corporation (the "Company") hereby certifies, to such officer's knowledge, that:

         (i) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  August 14, 2002              /s/ Stuart M. Essig
            -------------------           ----------------------------------
                                          Stuart M. Essig
                                          President and Chief Executive Officer


                    Certification of Chief Financial Officer

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Integra LifeSciences Holdings Corporation (the "Company") hereby certifies, to such officer's knowledge, that:

         (i) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  August 14, 2002    /s/ David B. Holtz
             ---------------    ----------------------------------------------
                                David B. Holtz
                                Senior Vice President, Finance and Treasurer