Form 10-Q
period 2002-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2002-11-15
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                               /X/ - YES / / - NO

AS OF NOVEMBER 11, 2002 THE REGISTRANT HAD OUTSTANDING 27,066,102 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.

                                       31
                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                                                               Page
Number

----------------
PART I.           FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
  and December 31, 2001                                                                       3

Consolidated Statements of Operations for the three and
  nine months ended September 30, 2002 and 2001 (Unaudited)                                   4

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2002 and 2001 (Unaudited)                                                     5

Notes to Unaudited Consolidated Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                  17

Item 4.  Controls & Procedures                                                               27


PART II.          OTHER INFORMATION

Item 1.  Litigation                                                                          28

Item 5.  Other Information                                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                                    28


SIGNATURES                                                                                   29

Exhibits                                                                                     30


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

In thousands, except per share amounts                     September 30,   December 31,
                                                               2002            2001
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................   $ 50,142        $ 44,518
  Short-term investments ..................................     54,173          22,183
  Accounts receivable, net of allowances of
    $1,150 and $964 .......................................     17,724          14,024
  Inventories .............................................     26,571          24,329
  Prepaid expenses and other current assets ...............      4,718           2,898
                                                               --------        --------
      Total current assets ................................    153,328         107,952

 Noncurrent investments ...................................     31,659          64,335
 Property, plant, and equipment, net ......................     16,424          11,662
 Deferred income taxes, net ...............................     5,074           10,243
 Identifiable intangible assets, net ......................     17,102          16,898
 Goodwill .................................................     16,846          14,627
 Other assets .............................................      2,140           1,871
                                                               --------        --------
Total assets ..............................................   $242,573       $ 227,588
                                                              ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt .........................................   $     --        $  3,576
  Accounts payable, trade .................................      3,737           2,924
  Income taxes payable ....................................      1,751           1,481
  Customer advances and deposits ..........................      4,639           4,843
  Deferred revenue ........................................      1,324             772
  Accrued expenses and other current liabilities ..........      9,567           5,550
                                                               --------        --------
      Total current liabilities ...........................     21,018          19,146

 Deferred revenue .........................................      3,437           3,949
 Other liabilities ........................................        512             437
                                                               --------       ---------
Total liabilities .........................................   $ 24,967        $ 23,532

Commitments and contingencies

Stockholders' Equity:
  Preferred stock; $0.01 par value; 15,000 authorized shares;
   0 and 54 Series C Convertible shares issued and outstanding at September 30, 2002 and December
    31, 2001, respectively ....................................    --                1
  Common stock; $0.01 par value; 60,000 authorized shares;
    27,041 and 26,129 issued and outstanding at September 30,
    2002 and December 31, 2001, respectively ..............         270             261
  Additional paid-in capital ..............................     285,966         284,021
  Treasury stock, at cost; 6 shares at September 30, 2002 and
    December 31, 2001, respectively .......................        (51)            (51)
  Other ...................................................        (17)            (37)
  Accumulated other comprehensive income (loss) ...........       1,135           (539)
  Accumulated deficit .....................................    (69,697)        (79,600)
                                                              ---------       ---------
    Total stockholders' equity ............................    217,606         204,056
                                                              ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 242,573       $ 227,588
                                                              =========       =========

The accompanying notes are an integral part of the consolidated financial statements

           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                     --------------------------     -------------------------
                                                       2002              2001         2002             2001
                                                       ----              ----         ----             ----
REVENUES

Product sales .................................      $29,166           $22,319      $78,299          $63,988
Other revenue .................................        1,038             1,431        4,262            4,366
                                                     -------           -------      -------          -------
         Total revenues .......................       30,204            23,750       82,561           68,354

COSTS AND EXPENSES

Cost of product sales..........................       12,611             9,153       31,604           26,057
Research and development ......................        2,160             2,172        6,055            6,082
In-process research and development ...........        2,322                --        2,322              --
Selling and marketing .........................        6,720             5,148       18,320           15,168
General and administrative ....................        4,374             2,757       10,714            9,280
Amortization ..................................          425               784        1,139            2,193
                                                     -------           -------      -------          -------
         Total costs and expenses .............       28,612            20,014       70,154           58,780

Operating income ..............................        1,592             3,736       12,407            9,574

Interest income,net ...........................          822               556        2,808              364
Other income (expense), net ...................          (11)               96           21             (117)
                                                     -------           -------      -------          -------
Income before income taxes ....................        2,403             4,388       15,236            9,821
Income tax expense ............................          840               365        5,333            1,040
                                                     -------           -------      -------          -------
Income before extraordinary item ..............        1,563             4,023        9,903            8,781
Extraordinary loss on the early retirement of
   debt, net of income tax benefit.............          ---              (243)         ---             (243)
                                                     -------           -------      -------          -------
Net income ....................................      $ 1,563           $ 3,780      $ 9,903          $ 8,538
                                                     =======           =======      =======          =======

Earnings per share:

   Basic net income per share before
     extraordinary item .......................      $  0.05           $  0.15      $  0.34          $  0.36
   Basic net income per share..................      $  0.05           $  0.14      $  0.34          $  0.35

   Diluted net income per share before
     extraordinary item .......................      $  0.05           $  0.14      $  0.32          $  0.32
   Diluted net income per share......... .......     $  0.05           $  0.13      $  0.32          $  0.31

Weighted average common shares outstanding:
   Basic.......................................       29,258            25,585       28,933           21,816
   Diluted.....................................       30,654            28,472       30,740           25,996



The accompanying notes are an integral part of the consolidated financial statements


           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   --------------------
                                                                     2002        2001
                                                                   --------    --------

OPERATING ACTIVITIES:
    Net income ..................................................  $  9,903    $  8,538
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ............................     3,714       4,559
       Loss on sale of product line and investments .............        --          94
       Loss on early retirement of debt .........................        --         256
       Deferred income tax provision ............................     4,202         --
       In process research and development.......................     2,322         --
       Amortization of discount and premium on investments ......     1,471          49
       Other, net ...............................................        53          22
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable ...................................    (1,053)       (834)
          Inventories ...........................................      (175)     (6,738)
          Prepaid expenses and other current assets .............      (550)       (830)
          Non-current assets ....................................       (42)        934
          Accounts payable, accrued expenses and
             other liabilities ..................................       807       1,721
          Customer advances and deposits ........................      (204)      3,257
          Deferred revenue ......................................        40      (2,001)
                                                                   --------    --------
       Net cash provided by operating activities ................    20,488       9,027
                                                                   --------    --------
INVESTING ACTIVITIES:
    Proceeds from sale/maturity of investments ..................    20,940       2,000
    Purchases of available-for-sale investments .................   (21,227)    (63,622)
    Cash used in acquisitions, net of cash acquired .............   (11,344)     (6,143)
    Purchases of property and equipment .........................    (1,646)     (1,957)
                                                                   --------    --------
       Net cash used in investing activities ....................   (13,277)    (69,722)
                                                                   --------    --------
FINANCING ACTIVITIES:
    Net repayments of revolving credit facility .................        --      (3,147)
    Repayments of term loan .....................................        --      (7,705)
    Repayment of note payable ...................................    (3,600)     (2,986)
    Proceeds from issuance of common stock ......................        --     114,185
    Proceeds from exercised stock options and warrants...........     1,951       5,473
    Treasury stock reissued .....................................        --          95
                                                                   ---------   --------
       Net cash (used in) provided by financing activities ......    (1,649)    105,915
                                                                   ---------   --------

Effect of exchange rate changes on cash and cash equivalents  ...        62          27

Net increase in cash and cash equivalents .......................     5,624      45,247

Cash and cash equivalents at beginning of period ................    44,518      14,086
                                                                   --------     --------
Cash and cash equivalents at end of period ......................  $ 50,142    $ 59,333
                                                                   ========    ========

Non-cash investing and financing activities:
     Business acquisition costs accrued in liabilities ..........       744         --



The accompanying notes are an integral part of the consolidated financial statements



           INTEGRA LIFESCIENCES HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

General

In the opinion of management, the September 30 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations and in-process research and development charges, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

The Company has reclassified certain prior year amounts to conform with the current year's presentation.

Recently Issued Accounting Standards

On July 31, 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement 146 nullifies Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that an entity recognize a liability for an exit cost at the date it commits to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement
144). Statement 144 supercedes Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business."

The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 has had no impact on the Company's financial statements.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142).

Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and further clarifies the criteria to recognize intangible assets separately from goodwill. The Company determined that its assembled workforce intangible asset does not meet the criteria for recognition as a separate identifiable intangible asset and thus, effective January 1, 2002, reclassified the net book value of its assembled workforce intangible asset into goodwill.

Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company reassessed the useful lives of its identifiable intangible assets and determined that they continue to be appropriate. As required by Statement 142, the Company amortized through December 31, 2001 all goodwill acquired prior to July 1, 2001. Effective January 1, 2002, the Company ceased all amortization of goodwill. The Company expects that implementation of Statement 142 will reduce amortization expense by approximately $1.0 million in 2002.

If the Company had applied the non-amortization provisions of Statement 142 for all of 2001, net income for the three and nine months ended September 30, 2001 would have been as follows:

                                                 Three Months Ended   Nine Months Ended
                                                 September 30, 2001   September 30, 2001
                                                   -----------------   -----------------
                                                             (in thousands)
   Net income, as reported ...................         $ 3,780             $ 8,538
   Add: Goodwill amortization ................             229                 593
        Assembled workforce amortization .....              37                 102
                                                       -------             -------
   Net income, as adjusted ...................         $ 4,046             $ 9,233

   Net income per share, as adjusted
      Basic ..................................         $  0.16             $  0.39
      Diluted ................................         $  0.14             $  0.33


The Company completed its initial impairment review for reporting unit goodwill as of June 30, 2002 and determined that its reporting unit goodwill was not impaired.


2.     ACQUISITIONS

On July 1, 2002, we acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. We acquired Signature Technologies to gain the capability of developing and manufacturing metal implants for strategic partners and for direct sale by us. The purchase price consisted of $2.8 million in cash paid at closing, $0.5 million of deferred consideration and royalties on future sales of products to be developed. The acquired product lines generated approximately $3.2 million in sales during the year ended December 31, 2001, primarily from the manufacture of cranial fixation systems for sale under a single contract manufacturing agreement that expires in June 2004.

On August 1, 2002, we acquired the neurosciences division of NMT Medical, Inc. for $5.4 million in cash. Through this acquisition, the Company added a range of leading differential pressure valves, including the Orbis-Sigma(R), Integra Hakim(R) and horizontal-vertical lumbar valves, and external ventricular drainage products to its neurosurgical product line. The acquired product lines generated sales of approximately $13.9 million during the year ended December 31, 2001. The acquired operations include a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products, and a distribution facility located in Atlanta, Georgia. We completed the consolidation of the Atlanta operations into our Cranbury, New Jersey National Distribution Center as of September 30, 2002.

These acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The preliminary allocation of the purchase price for these acquisitions resulted in approximately $0.6 million of acquired intangible assets, which are being amortized on a straight-line basis over lives ranging from 2 to 5 years, and approximately $0.4 million of goodwill, none of which is expected to be deductible for tax purposes. The preliminary allocation of the Signature Technologies purchase price resulted in an in-process research and development ("IPR&D") charge of approximately $1.2 million for the value associated with a project for the development of an enhanced cranial fixation system using patented technology for improved identification and delivery of certain components of the system. Prototypes of this enhanced cranial fixation system have been manufactured and costs to complete development and obtain regulatory clearance to market the product are not expected to be significant. The value of the IPR&D was estimated with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 15% to 35% and a 15% discount rate.

The following unaudited proforma financial information assumes that all acquisitions consumated in 2002 and 2001 had occurred as of the beginning of each period (in thousands, except per share data):

                                                      For the Nine Months
                                                      Ended September 30,
                                                        2002        2001
                                                      -------     -------
       Total revenue .............................    $92,894     $86,681
       Net income before extraordinary item ......     11,816       8,610
       Net income ................................     11,816       8,367

       Net income per share before extraordinary item:
          Basic ..................................    $  0.40     $  0.35
          Diluted.................................    $  0.38     $  0.32

       Net income per share:
          Basic ..................................    $  0.40     $  0.34
          Diluted.................................    $  0.38     $  0.31


The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations. The proforma results for the nine months ended September 30, 2002 exclude the $2.3 million of IPR&D charges recorded in the actual results for the period.

On August 28, 2002, the Company acquired certain assets, including the NeuroSensor(TM) monitoring system and rights to certain intellectual property from Novus Monitoring Limited ("Novus") of the United Kingdom for $3.5 million in cash paid at closing and an additional $1.5 million payable upon the achievement of a product development milestone and up to $2.5 million payable based upon sales of acquired and developed products. The NeuroSensor(TM) system, which has received 510(k) clearance from the United States Food and Drug Administration but has not yet been launched pending the results of clinical trials and other factors, measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display. As part of the consideration paid, Novus has also agreed to, at their own cost, conduct certain clinical studies on the NeuroSensor(TM) system, continue development of a next generation, advanced system for use in the neuromonitoring field, and design and transfer to Integra a validated manufacturing process for these products. We expect the NeuroSensor(TM) monitoring system and the next generation neuromonitoring system under development to complement our existing line of brain parameter monitoring products.

The assets acquired from Novus were accounted for as an asset purchase because the acquired assets did not constitute a business under FASB Statement No. 141, "Business Combinations". The allocation of the purchase price resulted in approximately $1.7 million of acquired intangible assets, consisting primarily of technology-related intangible assets which are being amortized on a straight-line basis over lives ranging from 3 to 15 years, prepaid research and development expense of approximately $0.7 million, and in an IPR&D charge of approximately $1.1 million. The prepaid research and development expense represents the estimated fair value of future services to be provided by Novus under the development agreement. The $1.1 million IPR&D charge represents the value associated with the project for the development of a next generation neuromonitoring system. This design and functionality of this next generation neuromonitoring system is based, in part, on certain technology employed in the NeuroSensor(TM) system that has been modified specifically for this project and which has no alternative use in the modified state. Early prototypes of this next generation neuromonitoring system have been designed and manufactured based on this modified core technology. Costs to complete development and obtain regulatory clearance for this project are the responsibility of Novus and are included in the prepaid asset recorded by the Company in connection with the development agreement. The value of the IPR&D was estimated with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 15% to 20% and a 15% discount rate.



3. INVENTORIES
Inventories consisted of the following:
                                                  September 30,    December 31,
                                                        2002          2001
                                                        ----          ----
                                                         (in thousands)
   Raw materials..............................        $ 6,390       $ 7,559
   Work-in process............................          4,514         3,493
   Finished goods.............................         15,667        13,277
                                                      -------       -------
                                                     $ 26,571       $24,329
                                                      =======       =======

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of reporting unit goodwill for the nine months ended September 30, 2002, were as follows:
                                                 Integra         Integra
                                              NeuroSciences    LifeSciences         Total
                                              -------------    -------------    -------------
                                                               (in thousands)
Goodwill, net of accumulated amortization
   at December 31, 2001 ....................     $ 13,815         $    812         $ 14,627
Reclassification of assembled workforce
   intangible, net of accumulated
   amortization ............................        1,245               30            1,275
Foreign currency translation ...............          500                3              503
Acquisitions ...............................          441               --              441
                                                 --------         --------         --------
Goodwill at September 30, 2002 .............     $ 16,001         $    845         $ 16,846
                                                 ========         ========         ========

The components of the Company's identifiable intangible assets were as follows:

                                                  September 30, 2002          December 31, 2001
                                                 ----------------------    ----------------------
                                                           Accumulated               Accumulated
                                                   Cost    Amortization      Cost    Amortization
                                                 --------  ------------    --------  ------------
                                                                   (in thousands)
   Technology ................................   $ 13,204    $ (2,133)     $ 11,255    $ (1,516)
   Customer base .............................      4,195      (1,034)        3,575        (674)
   Trademarks ................................      1,715        (391)        1,715        (305)
   Assembled work force ......................        --          --          1,581        (306)
   Other .....................................      1,932        (386)        1,824        (251)
                                                 --------  ------------    --------  ------------
                                                 $ 21,046    $ (3,944)     $ 19,950    $ (3,052)
   Accumulated amortization ..................     (3,944)                   (3,052)
                                                 --------                  --------
                                                 $ 17,102                  $ 16,898
                                                 ========                  ========

Before the effects of the recent acquisition of Padgett Instruments, Inc. (see
Note 11), amortization expense is expected to approximate $1.7 million annually through 2004.

5. COMMON AND PREFERRED STOCK

On April 16, 2002, the holders of all 54,000 shares of the Company's Series C Preferred Stock exercised their right to convert those shares into 600,000 shares of common stock.

6. INCOME TAXES

Income tax expense was approximately 35% and 11% of income before income taxes for the nine months ended September 30, 2002 and 2001, respectively. Income tax expense for the nine months ended September 30, 2002 included a deferred income tax provision of $4.2 million, or 28% of income before income taxes. The effective tax rate of 11% for the nine months ended September 30, 2001 reflects the utilization of net operating loss carryforwards during the period. In the quarter ended December 31, 2001, the Company reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards.

7. COMPREHENSIVE INCOME

Comprehensive income was as follows:

(In thousands)

                                         Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                      --------------------------       -------------------------
                                        2002             2001            2002             2001
                                      --------         --------        --------         --------
Net income .........................  $  1,563         $  3,780        $  9,903         $  8,538
Foreign currency translation
   adjustment ......................        61              696           1,188              (49)
Unrealized gain on investments .....       409              262             486              274
                                      --------         --------        --------         --------
Comprehensive income ...............  $  2,033         $  4,738        $ 11,577         $  8,763
                                      ========         ========        ========         ========
8. NET INCOME PER SHARE

Basic and diluted net income per share were as follows:

(In thousands, except per share amounts)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
Basic net income per share:
  Income before extraordinary item............      $ 1,563     $ 4,023     $ 9,903     $ 8,781
  Dividends on preferred stock ...............           --        (135)       (159)       (891)
                                                    -------     -------     -------     -------
    Income before extraordinary loss applicable
         to common stock ......................     $ 1,563     $ 3,888     $ 9,744     $ 7,890

    Basic net income per share before
        extraordinary loss.....................     $  0.05     $  0.15     $  0.34     $  0.36

Net income ....................................     $ 1,563     $ 3,780     $ 9,903     $ 8,538
Dividends on preferred stock ..................          --        (135)       (159)       (891)
                                                    -------     -------     -------     -------
Net income applicable to common stock .........     $ 1,563     $ 3,645     $ 9,744     $ 7,647

Basic net income per share ....................     $  0.05     $  0.14     $  0.34     $  0.35
                                                    =======     =======     =======     =======
Weighted average common shares outstanding
   for basic earnings per share ...............      29,258      25,585      28,933      21,816
                                                    =======     =======     =======     =======


8.       NET INCOME PER SHARE (continued)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
Diluted net income (loss) per share:
   Income before extraordinary item............     $ 1,563     $ 4,023     $ 9,903     $ 8,781
   Dividends on preferred stock ...............          --        (135)       (159)       (405)
                                                    -------     -------     -------     -------
    Income before extraordinary loss applicable
         to common stock ......................     $ 1,563     $ 3,888     $ 9,744     $ 8,376

    Diluted net income per share before
         extraordinary loss....................     $  0.05     $  0.14     $  0.32     $  0.32

Net income ....................................     $ 1,563     $ 3,780     $ 9,903     $ 8,538
Dividends on preferred stock ..................         --         (135)       (159)       (405)
                                                    -------     -------     -------     -------
Net income applicable to common stock..........     $ 1,563     $ 3,645     $ 9,744     $ 8,133

Diluted net income per share ..................     $  0.05     $  0.13     $  0.32     $  0.31
                                                    =======     =======     =======     =======

Weighted average common shares outstanding
   for basic earnings per share ...............      29,258      25,585      28,933      21,816

Effect of dilutive securities:
   Assumed conversion of Series B
       Preferred Stock ..........................        --          --          --       1,697
       Stock options ............................     1,388       2,680       1,799       2,276
       Stock purchase warrants ..................         8         207           8         207
                                                     -------     -------     -------     -------
Weighted average common shares outstanding
   for diluted earnings per share .............      30,654      28,472      30,740      25,996
                                                     =======     =======     =======     =======

Prior to its conversion on April 16, 2002 into 600,000 shares of common stock, the Series C Preferred Stock was excluded from the computation of diluted net income per share for the nine month period ended September 30, 2002 because its inclusion would have been antidilutive. Options outstanding at September 30, 2002 to purchase 712,000 shares of common stock were excluded from the computation of diluted net income per share for the three and nine month periods ended September 30, 2002 because their exercise price exceeded the average market price of the common stock for the applicable period.

9. DIVISION AND GEOGRAPHIC INFORMATION

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

Integra NeuroSciences sells primarily through a direct sales force in the United States and portions of Western Europe and through a network of distributors elsewhere throughout the world. For the majority of the products manufactured by the Integra LifeSciences division, the Company has partnered with market leaders for the development and marketing efforts related to these products.

The contract manufacturing operations of Signature Technologies are included in the results of the Integra LifeSciences division. The assets acquired from Novus Monitoring Ltd., the acquired operations of the neurosciences division of NMT Medical, Inc., NeuroSupplies, Inc. (acquired in December 2001), and GMSmbH and Satelec Medical (acquired in April 2001) and the remaining business of Signature Technologies, including the $1.2 million IPR&D charge related to the acquisition of Signature Technologies are included in the results of the Integra NeuroSciences division. These inclusions make the following 2002 financial results for each division not directly comparable to those for the prior year periods.

                                                                          Total
                                            Integra       Integra      Reportable
                                         NeuroSciences  LifeSciences    Divisions
                                         -------------  ------------   ----------
                                                       (in thousands)
     Three months ended September 30, 2002
     ----------------------------------
     Product sales ....................     $ 23,040      $  6,126      $ 29,166
     Total revenue ....................       23,068         7,136        30,204
     Operating expenses ...............       21,364         4,527        25,891
     Operating income .................        1,704         2,609         4,313

     Depreciation included in division
        operating expenses ............          535           285           820


     Three months ended September 30, 2001
     ----------------------------------
     Product sales ....................     $ 17,234      $  5,085      $ 22,319
     Total revenue ....................       17,512         6,238        23,750
     Operating expenses ...............       13,101         4,707        17,808
     Operating income .................        4,411         1,531         5,942

     Depreciation included in division
        operating expenses ............          573           282           855


     Nine months ended September 30, 2002
     ----------------------------------
     Product sales ....................     $ 62,897      $  15,402     $ 78,299
     Total revenue ....................       62,981         19,580       82,561
     Operating expenses ...............       50,788         11,946       62,734
     Operating income .................       12,193          7,634       19,827

     Depreciation included in division
        operating expenses ............        1,607            782        2,389


     Nine months ended September 30, 2001
     ------------------------------------
     Product sales ....................     $ 50,052       $ 13,936     $ 63,988
     Total revenue ....................       50,886         17,468       68,354
     Operating expenses ...............       37,758         13,567       51,325
     Operating income .................       13,128          3,901       17,029

     Depreciation included in division
        operating expenses ............        1,363            801        2,164


A reconciliation of the amounts reported for total reportable divisions to the consolidated financial statements is as follows:
                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
                                                                   (in thousands)
  Operating expenses:
  Total reportable divisions ..............       $25,891    $ 17,808     $62,734     $51,325
  Plus: Corporate general and
           administrative expenses ........         2,296       1,422       6,281       5,262
        Amortization ......................           425         784       1,139       2,193
                                                    ------      ------      ------      ------
  Consolidated total operating expenses ...       $28,612     $20,014     $70,154     $58,780

  Operating income:
  Total reportable divisions ..............       $ 4,313     $ 5,942     $19,827     $17,029
  Less: Corporate general and
           administrative expenses ........         2,296       1,422       6,281       5,262
        Amortization ......................           425         784       1,139       2,193
                                                     ------      ------    ------      ------
  Consolidated operating income ...........       $ 1,592    $ 3,736      $12,407     $ 9,574

Product sales consisted of the following:
                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                    ------------------      ------------------
                                                     2002        2001        2002        2001
                                                    ------      ------      ------      ------
                                                                  (in thousands)
     Integra NeuroSciences:
        Neuro intensive care unit ......           $ 8,393     $ 6,957     $22,607     $20,449
        Neuro operating room ...........            12,217       9,291      32,919      26,585
        Other NeuroSciences products ...             2,430         986       7,371       3,018
                                                    ------      ------      ------      ------
        Total product sales ............            23,040      17,234      62,897      50,052

     Integra LifeSciences:
        Tissue repair products .........           $ 2,583       2,497       7,037       6,123
        Other medical devices ..........             3,543       2,588       8,365       7,813
                                                    ------      ------      ------      ------
        Total product sales ............             6,126       5,085      15,402      13,936

     Consolidated product sales ........           $29,166     $22,319     $78,299     $63,988

Product sales by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended September 30, 2002 $ 23,539    $  3,959    $    878  $      790   $ 29,166
Three months ended September 30, 2001   17,387       2,780       1,149       1,003     22,319

Nine months ended September 30, 2002  $ 62,844    $  9,809    $  3,220    $  2,426   $ 78,299
Nine months ended September 30, 2001    49,722       7,648       3,691       2,927     63,988



10.      COMMITMENTS AND CONTINGENCIES

As consideration for certain technology, manufacturing, distribution and selling rights and licenses, we have agreed to pay royalties on the sales of certain of our products. Our payments under these agreements were not significant for any of the periods presented.

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

In March 2000, a jury returned a unanimous verdict in our favor and awarded to us $15,000,000 in damages, finding that Merck KGaA had willfully infringed and induced the infringement of our patents. The Court dismissed Scripps and Dr. Cheresh from the case.

In October 2000, the Court entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the Court also granted to us pre-judgment interest of approximately $1,350,000, bringing the total award to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Court entered orders in favor of us and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and we have each appealed various decisions of the Court. The court of appeals heard arguments in the appeal in November 2002, and we expect the court to issue its opinion in 2003. We have not recorded any gain in connection with this matter.

In addition to the Merck KGaA matter, we are subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees and distributors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

In September, 2002, three subsidiaries of the recently acquired neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess $1.5 million in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, is appealing this reassessment and has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with a bank guaranty on behalf of each of these subsidiaries totaling approximately $1.2 million.

11.            SUBSEQUENT EVENT

On October 21, 2002, we acquired Padgett Instruments, Inc., a marketer of instruments used in reconstructive, plastic and burn surgery, for $9.7 million in cash. Padgett generated revenues of $4.9 million during the year ended December 31, 2001. The results of the acquired operations will be included in our Integra NeuroSciences division. Management has not assessed the allocation of the purchase price pending receipt of additional information needed to complete this analysis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Risk Factors" contained in our 2001 Annual Report on Form 10-K.

General

Integra is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business is divided into two divisions: Integra NeuroSciences(TM) and Integra
LifeSciences(TM).

Our Integra NeuroSciences division is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. Integra NeuroSciences sells primarily through a direct sales force of more than 90 people in the United States and portions of Western Europe.

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

Acquisitions
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our acquisitions of certain assets of Novus Monitoring Limited in September 2002, the neurosciences division of NMT Medical, Inc. in August 2002, Signature Technologies, Inc. in July 2002, NeuroSupplies, Inc. in December 2001, and GMSmbH and Satelec Medical in April 2001 may make our division financial results for the three and nine month periods ended September 30, 2002 not directly comparable to those of the corresponding prior year periods. Reported product sales for the nine month periods ended
September 30, 2002 and 2001 included the following amounts in sales of acquired product lines:

                                                     Nine Months Ended
                                                       September 30,
                                                    ------------------
(in thousands)                                       2002        2001
                                                    ------      ------
Integra NeuroSciences
   Products acquired during 2001(1) .............  $ 5,887     $ 1,010
   Products acquired during 2002 ................    1,801          --
   All other product sales ......................   55,209      49,042
                                                    ------      ------
   Total Integra NeuroSciences product sales ....   62,897      50,052

Integra LifeSciences
   Products acquired during 2002 ................  $   732     $    --
   All other product sales ......................   14,670      13,936
                                                    ------       ------
   Total Integra LifeSciences product sales .....   15,402      13,936

Consolidated product sales ......................  $78,299     $63,988

(1) Excludes sales of the LICOX(R) product in those territories where Integra NeuroSciences had exclusive distribution rights to the product prior to our acquisition of GMSmbH.

We expect that our acquisition of Padgett Instruments, Inc. on October 21, 2002 for $9.7 million in cash will also affect our future divisional results. Padgett generated revenues of $4.9 million during the year ended December 31, 2001. We believe that the acquisition of Padgett Instruments will broaden our existing customer base and give us access to new market segments through which to sell our other products such as the NeuraGen Nerve Guide(R). The results of the acquired operations will be included in our Integra NeuroSciences division.

Results of Operations

Third Quarter Ended September 30, 2002 Compared to Third Quarter Ended September 30, 2001

For the third quarter ended September 30, 2002, total revenues increased 27% over the quarter ended September 30, 2001 to $30.2 million, as product sales increased by 31% to $29.2 million. Sales of products acquired since the end of the third quarter of 2001 accounted for $3.8 million of the $6.8 million increase in product sales over the prior year period. Excluding acquired product line sales, third quarter product sales grew 14% over the prior year quarter. Domestic product sales increased $6.2 million in the third quarter of 2002 to $23.5 million, or 81% of product sales, as compared to 78% of product sales in the third quarter ended September 30, 2001.

The Integra NeuroSciences division led growth in total revenues and product sales for the third quarter of 2002, with $23.1 million in total revenues, an increase of $5.6 million, or 32%, over the prior year quarter. The Integra LifeSciences division reported a $0.9 million increase in total revenues to $7.1 million, a 14% increase over the third quarter of 2001.

We reported net income for the third quarter of 2002 of $1.6 million, or $0.05 per share, as compared to net income of $3.8 million, or $0.13 per share, for the prior year quarter. We included the following items in our reported results:
o $2.3 million of in process research and development ("IPR&D") charges incurred in connection with our acquisitions of Novus Monitoring Ltd. and Signature Technologies, Inc.,
o $0.6 million of charges related to the termination of distribution agreements,
o $0.2 million of inventory fair value purchase accounting adjustments relating to our sale during the period of acquired inventory, and
o $0.4 million of employee severance and other acquisition related costs.

We reported consolidated gross margin on product sales in the third quarter of 2002 of 57%. Excluding the effects of $0.2 million of inventory fair value purchase accounting adjustments and $0.4 million of inventory we wrote off in connection with the termination of a distribution agreement, our consolidated gross margin on product sales was 59%, the same as we realized in the prior-year period. The negative effect of decreased capacity utilization and the inclusion of sales of lower margin products acquired since the third quarter of 2001 were largely offset in the third quarter of 2002 by the continued improvement in the sales mix of our existing products.

Our effective tax rate increased from 8% in the third quarter of 2001 to 35% in the third quarter of 2002. Our effective rate for the third quarter of 2001 reflected our utilization of net operating loss carryforwards during the period. In the quarter ended December 31, 2001, we reversed a portion of the valuation allowance recorded against the deferred tax assets related to these net operating loss carryforwards, which we expect to result in an ongoing effective tax rate of 35%. We expect our actual cash tax rate to be in the 6% to 8% range in 2002. Had our effective tax rate been 35% in 2001, reported earnings would have been $0.09 per share in the third quarter of 2001.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION
                                                    Quarter Ended September 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Neuro intensive care unit ..................     $  8,393          $  6,957
   - Neuro operating room .......................       12,217             9,291
   - Other NeuroSciences products ...............        2,430               986
                                                      --------          --------
Total product sales .............................       23,040            17,234
Other revenue ...................................           28               278
                                                      --------          --------
Total revenue ...................................       23,068            17,512

Cost of product sales ...........................        9,464             6,564
Gross margin as a percentage of product sales ...          59%               62%

Research and development expenses ...............        3,598               817
In process research and development charge ......        2,322                --
Sales and marketing expenses ....................        6,520             4,775
General and administrative expenses .............        1,782               945
                                                      --------          --------
Operating income ................................     $  1,704          $  4,411

Product sales in our Integra NeuroSciences division increased $5.8 million in the third quarter of 2002 to $23.0 million, a 34% increase over the prior year quarter. This increase included $3.1 million in sales of products acquired since the end of the third quarter of 2001. Excluding these acquired product line sales, third quarter product sales grew 16% over the prior year quarter, led by sales growth in products used in the neuro operating room, including the DuraGen(R) and NeuraGen(TM) product lines, and in products used in the neuro intensive care unit, including the LICOX(R) Brain Tissue Oxygen Monitoring System. The $1.4 million increase in other NeuroSciences products to $2.4 million was primarily attributable to sales of acquired product lines. The $0.3 million decrease in other revenues was the result of decreased royalty revenues due to the expiration of an agreement.

We expect our recent increase in the domestic sales force to 63 territories, the continued implementation of our direct sales strategy in Europe and increased sales of products which have been recently launched or acquired to drive future revenue growth and improve gross margin in the Integra NeuroSciences division.

The Integra NeuroSciences division reported gross margin on product sales of 59% in the third quarter of 2002. Excluding the effects of $0.2 million of fair value purchase accounting adjustments and $0.4 million write-off of inventory, the gross margin on the Integra NeuroSciences division's product sales would have been 61% in the third quarter of 2002, down from 62% in the prior year period. The one percentage point decrease in gross margin is attributable to the lower gross margins realized on sales of Integra NeuroSupplies products, which we acquired in the fourth quarter of 2001, and lower capacity utilization, both of which were partially offset by increased sales of the division's higher margin products.

We recorded a $2.3 million IPR&D charge in the third quarter of 2002 in connection with the following acquired projects:

- a $1.1 million charge related to the development of a next generation neuromonitoring system acquired from Novus Monitoring Limited ("Novus"); and
- a $1.2 million charge related to the development of an enhanced cranial fixation system using patented technology acquired from Signature Technologies, Inc.

Other research and development expenses increased $0.5 million related to continuing research and development activities of acquired businesses, including post-approval clinical trials related to the acquired NeuroSensor(TM) monitoring system product line, and increases in existing product development programs. We anticipate that we will record additional research and development expenses through the beginning of 2004 totaling $0.3 million and $1.6 million, respectively, for the completion of clinical trials and other post-approval activities related to the acquired NeuroSensor(TM) monitoring system product line and the completion of development of the acquired next generation neuromonitoring system project. Of these amounts, $0.6 million has already been paid to Novus, who is responsible for a substantial portion of these remaining development costs and efforts. The remaining $1.3 million of anticipated research and development costs related to the next generation neuromonitoring system project, including an additional $1.0 million IPR&D charge, will be paid to Novus upon their achievement of a product development milestone . The development program for the acquired cranial fixation system project is expected to require an additional $0.2 million in additional spending through 2004. The increase in overall research and development spending for the Integra NeuroSciences division in 2003 from these acquired projects is expected to be slightly mitigated by reductions in spending on other research and development programs.

The $1.7 million increase in sales and marketing expense for the Integra NeuroSciences division to $6.5 million reflected the continued expansion of the domestic and international Integra NeuroSciences direct sales force. Sales and marketing expenses remained consistent at approximately 28% of product sales in the third quarter of both 2002 and 2001. General and administrative expenses of the Integra NeuroSciences division increased by $0.8 million to $1.8 million in the third quarter of 2002 and included $0.6 million of ongoing general and administrative expenses related to acquired operations. Also included in Integra NeuroSciences' total other operating expenses were $0.4 million of redundant operating costs associated with the Atlanta distribution facility we acquired in connection with the purchase of the neurosciences division of NMT Medical, Inc. and shut down during the third quarter.


The Integra NeuroSciences division reported an operating profit of $1.7 million for the third quarter of 2002, a $2.7 million decrease from the $4.4 million profit reported for the prior year period.



INTEGRA LIFESCIENCES DIVISION
                                                     Quarter Ended September 30,
                                                        2002              2001
                                                      --------          --------
                                                           (in thousands)
Product sales:
   - Tissue repair products .....................     $  2,583          $  2,497
   - Other medical devices ......................        3,543             2,588
                                                      --------          --------
Total product sales .............................        6,126             5,085
Other revenue ...................................        1,010             1,153
                                                      --------          --------
Total revenue ...................................        7,136             6,238

Cost of product sales ...........................        3,147             2,589
Gross margin as a percentage of product sales ...          49%               49%

Research and development expenses ...............          884             1,355
Sales and marketing expenses ....................          200               373
General and administrative expenses .............          296               390
                                                      --------          --------
Operating income ................................     $  2,609           $  1,531

Product sales in the Integra LifeSciences division increased $1.0 million in the third quarter of 2002 to $6.1 million, a 20% increase over the prior year quarter. This increase is primarily attributable to $0.7 million in sales of products acquired from Signature Technologies, Inc. in July 2002 and increased sales to Wyeth of Absorbable Collagen Sponges used as a component in Medtronic's recently approved INFUSE(TM) Bone Graft.

Gross margin on product sales in the Integra LifeSciences division was 49% in the third quarter of 2002, consistent with the gross margin realized in the prior year quarter, as sales of lower-margin products acquired from Signature Technologies offset the improved mix in sales among the division's existing products.

Research and development expenses fell by $0.5 million from the prior year period to $0.9 million in the third quarter of 2002, as the Integra LifeSciences division reduced spending on research programs with its alliance partners. Sales and marketing expenses decreased $0.2 million in the third quarter of 2002 primarily due to a decrease in marketing efforts directed to Integra LifeSciences products not sold by strategic partners.



CORPORATE EXPENSES AND AMORTIZATION
                                                         Quarter Ended September 30,
                                                           2002              2001
                                                         --------          --------
                                                              (in thousands)
Total divisional operating costs and expenses .......    $ 25,891          $ 17,808
Corporate general and administrative expenses .......       2,296             1,422
Amortization ........................................         425               784
                                                         --------          --------
Consolidated total operating expenses ...............    $ 28,612          $ 20,014

Corporate general and administrative expenses increased $0.9 million in the third quarter of 2002 primarily related to expenses associated with terminated distribution agreements, to increases over the prior year period in spending on the Merck KGaA litigation, and to expenses related to abandoned acquisitions. Amortization expense decreased $0.4 million in the third quarter of 2002 to $0.4 million as a result of the full implementation of Statement of Financial Accounting Standard No 142 in January 2002. The reduction in goodwill amortization related to the implementation of Statement 142 had a favorable impact on earnings of approximately $0.01 per share in the third quarter of 2002.

We reported operating EBITDA, representing operating income before depreciation and amortization, of $3.0 million ($5.3 million excluding the effect of the $2.3 million of IPR&D charges) in the third quarter of 2002, as compared to $5.4 million in the prior year quarter.

NON-OPERATING INCOME AND EXPENSES

We raised $113.4 million in a follow-on public offering of 4.7 million shares of common stock in August 2001 and subsequently used $9.3 million to repay all outstanding indebtedness. We recorded an extraordinary loss of $0.2 million on the early retirement of this debt in the third quarter of 2001. Accordingly, net interest income increased $0.3 million in the third quarter of 2002 to $0.8 million.

INCOME TAXES

Income tax expense was approximately 35% and 8% of income before income taxes for the third quarter of 2002 and 2001, respectively. Income tax expense for the third quarter of 2002 included a deferred income tax provision of $0.6 million, or 25% of income before income taxes.

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001

For the nine month period ended September 30, 2002, total revenues increased 21% over the nine month period ended September 30, 2001 to $82.6 million, led by an 22% increase in product sales to $78.3 million. Domestic product sales increased $13.1 million in the nine month period ended September 30, 2002 to $62.8 million, or 80% of product sales, as compared to 78% of product sales in the prior year period.

The Integra NeuroSciences division, which reported a $12.1 million increase in total revenues to $63.0 million in the nine month period ended September 30, 2002, a 24% increase over the prior year period, led growth in total revenues and product sales in 2002. The Integra LifeSciences division reported a $2.1 million increase in total revenues to $19.6 million, a 12% increase over the prior year period.

Net income for the nine month period ended September 30, 2002 was $9.9 million, or $0.32 per share, as compared to net income of $8.5 million, or $0.31 per share, reported in the prior year period. In addition to the increase in revenues, results for the nine month period ended September 30, 2002 benefited from a one percentage point improvement in consolidated gross margin on product sales to 60%. The improvement in gross margins reflects a greater proportion of sales of higher margin products in 2002, increased direct sales in Europe, and an increase in capacity utilization, offset by lower gross margins from our Integra NeuroSupplies business.

Offsetting the improved gross margin results in 2002 was an increase in our effective tax rate from 11% in the nine month period ended September 30, 2001 to a 35% rate recorded in the nine month period ended September 30, 2002. Had our effective tax rate been 35% in 2001, reported earnings would have been $0.22 per share in the nine month period ended September 30, 2001.

The following discussion of divisional financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of divisional operating results.

INTEGRA NEUROSCIENCES DIVISION
                                                Nine Month Period Ended September 30,
                                                        2002              2001
                                                      --------          --------
                                                            (in thousands)
Product sales:
   - Neuro intensive care unit ..................     $ 22,607          $ 20,449
   - Neuro operating room .......................       32,919            26,585
   - Other NeuroSciences products ...............        7,371             3,018
                                                      --------          --------
Total product sales .............................       62,897            50,052
Other revenue ...................................           84               834
                                                      --------          --------
Total revenue ...................................       62,981            50,886

Cost of product sales ...........................       23,886            18,690
Gross margin as a percentage of product sales ...          62%               63%

Research and development expenses ...............        3,102             2,217
In process research and development charge ......        2,322                --
Sales and marketing expenses ....................       17,743            13,930
General and administrative expenses .............        3,735             2,921
                                                      --------          --------
Operating income ................................     $ 12,193          $ 13,128

Product sales in the Integra NeuroSciences division increased $12.8 million in the nine month period ended September 30, 2002 to $62.9 million, a 26% increase over the prior year period. Sales in the nine month periods ended September 30, 2002 and 2001 included $7.7 million and $1.0 million, respectively, in sales of products acquired since January 1, 2001.

Sales of neuro intensive care unit products increased $2.2 million to $22.6 million in the nine month period ended September 30, 2002. Neuro intensive care unit sales in the nine month periods ended September 30, 2002 and 2001 included $0.8 million and $0.4 million, respectively, in sales of products acquired since January 1, 2001. Neuro operating room product sales increased $6.3 million to $32.9 million, led by increased sales of our DuraGen(R) Dural Graft Matrix product. Neuro operating room product sales in the nine month periods ended September 30, 2002 and 2001 included $2.9 million and $0.6 million, respectively, in sales of products acquired since January 1, 2001. The $4.4 million increase in other Integra NeuroSciences products to $7.4 million was primarily related to $4.0 million in sales of acquired products. The $0.8 million decrease in other revenues was the result of decreased royalty revenues from an agreement that expired.

Research and development expenses increased $0.9 million related to continuing research and development activities of acquired businesses, and increases in existing product development programs, including the completion of the development of the Helitene(R) pad product, a new collagen hemostatic device for use in neurosurgical procedures. Sales and marketing spending in the nine month period ended September 30, 2002 increased $3.8 million as a result of the continued expansion in the domestic and international sales force. General and administrative expenses in the nine month period ended September 30, 2002 increased $0.8 million due to additional general and administrative expenses for acquired companies.

INTEGRA LIFESCIENCES DIVISION
                                               Nine Month Period Ended September 30,
                                                        2002              2001
                                                      --------          --------
                                                           (in thousands)
Product sales:
   - Tissue repair products .....................     $  7,037          $  6,123
   - Other medical devices ......................        8,365             7,813
                                                      --------          --------
Total product sales .............................       15,402            13,936
Other revenue ...................................        4,178             3,532
                                                      --------          --------
Total revenue ...................................       19,580            17,468

Cost of product sales ...........................        7,718             7,367
Gross margin as a percentage of product sales ...          50%               47%

Research and development expenses ...............        2,953             3,865
Sales and marketing expenses ....................          577             1,238
General and administrative expenses .............          698             1,097
                                                      --------          --------
Operating income ................................     $  7,634          $  3,901

Product sales in the Integra LifeSciences division increased $1.5 million in the nine month period ended September 30, 2002 to $15.4 million, an 11% increase over the prior year period. This growth was generated primarily by a $0.9 million increase in sales of tissue repair products, or 15% growth over the prior year period, along with a $0.6 million increase in sales of other medical devices. The increase in sales of tissue repair products was primarily related to increased sales to Wyeth of our Absorbable Collagen Sponges. The increase in sales of other medical devices was primarily attributable to sales of products by Integra Signature Technologies, Inc.

Gross margin on product sales in the LifeSciences division increased three percentage points to 50% in the nine month period ended September 30, 2002, primarily as a result of increased sales of higher margin products and increased capacity utilization.

The $0.6 million increase in other revenue in the nine month period ended September 30, 2002 was primarily related to $1.0 million in event payments received from Johnson & Johnson, offset by a decrease in grant revenue.

The $0.9 million decrease in research and development expenses in the nine month period ended September 30, 2002 was primarily related to the completion of a grant program in the first quarter of 2001, and is consistent with the decrease in grant revenue. Sales and marketing activities decreased $0.7 million in the nine month period ended September 30, 2002, primarily due to the termination of distributors who had been paid commissions during the prior year period.

CORPORATE EXPENSES AND AMORTIZATION
                                                     Nine Month Period Ended September 30,
                                                           2002              2001
                                                         --------          --------
                                                              (in thousands)
Total divisional operating costs and expenses .......    $ 62,734          $ 51,325
Corporate general and administrative expenses .......       6,281             5,262
Amortization ........................................       1,139             2,193
                                                         --------          --------
Consolidated total operating expenses ...............    $ 70,154          $ 58,780

Amortization expense decreased $1.1 million in the nine month period ended September 30, 2002 to $1.1 million as a result of the full implementation of Statement of Financial Accounting Standard No 142 in January 2002. The eduction in goodwill amortization related to the implementation of Statement 142 had a favorable impact on earnings of approximately $0.02 per share in the nine month period ended September 30, 2002.

We reported operating EBITDA of $16.1 million in the nine month period ended September 30, 2002, as compared to $14.1 million in the prior year period.

NON-OPERATING INCOME AND EXPENSES

Net interest income increased $2.4 million in the nine month period ended September 30, 2002 to $2.8 million primarily as a result of the $113.4 million raised in the August 2001 follow-on public offering and the subsequent repayment of all outstanding indebtedness.

INCOME TAXES

Income tax expense was approximately 35% and 11% of income before income taxes for the nine month periods ended September 30, 2002 and 2001, respectively. Income tax expense for the nine month period ended September 30, 2002 included a deferred income tax provision of $4.2 million, or 28% of income before income taxes.

International Product Sales and Operations
Product sales by major geographic area are summarized below:

                                        United                   Asia       Other
                                        States      Europe     Pacific     Foreign      Total
                                       --------    --------    --------    --------    --------
                                                           (in thousands)
Nine months ended September 30, 2002..$ 62,844    $  9,809    $  3,220    $  2,426    $ 78,299
Nine months ended September 30, 2001..  49,722       7,648       3,691       2,927      63,988

In the nine month period ended September 30, 2002, sales to customers outside the United States totaled $15.5 million, or 20% of consolidated product sales, of which approximately 63% were to European customers. Of this amount, $8.5 million of these sales were generated in foreign currencies from our foreign-based subsidiaries in the United Kingdom, Germany and France. In the nine month period ended September 30, 2001, sales to customers outside the United States totaled $14.3 million, or 22% of consolidated product sales, of which approximately 54% were to European customers. Of this amount, $4.8 million of these sales were generated in foreign currencies from our subsidiaries.

Our international sales and operations are subject to the risk of foreign currency fluctuations, both in terms of exchange risk related to transactions conducted in foreign currencies and the price of our products in those markets for which sales are denominated in the U.S. dollar. We expect that our recent establishment of direct sales and marketing activities in portions of Western Europe, the recent transfer of certain distributor accounts to our European operations, and the recent acquisition of the NMT

Neurosciences business will cause our sales generated in countries outside the United States and sales denominated in foreign currencies, particularly the Euro and the British pound, to increase as a percentage of total sales in the future. Approximately 55% of sales of the acquired NMT neurosciences products were generated outside the United States during the year ended December 31, 2001.

We do not currently use any financial instruments to hedge foreign currency fluctuations.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Since 1999, we have substantially reduced our net use of cash from operations and, in 2001, we generated positive operating cash flows on an annual basis for the first time. For the nine month period ended September 30, 2002, we generated $20.5 million in cash flows from operations.

Our principal uses of funds during the nine month period ended September 30, 2002 were $11.3 million for acquisition consideration, $3.6 million for repayment of indebtedness, and $1.6 million for purchases of property and equipment. Principal sources of funds were approximately $20.5 million in operating cash flows and $2.0 million from the issuance of common stock through the exercise of stock options.

At September 30, 2002, we had cash, cash equivalents and current and non-current investments totaling approximately $136.0 million and no outstanding debt. In October 2002 we used approximately $9.7 million of cash to acquire Padgett Instruments, Inc. (see Note 11).

Investments consist almost entirely of highly-liquid, interest bearing debt securities. Our financial position and future financial results could change significantly if we were to use a large portion of our liquid assets to complete one or more business acquisitions.

In February 2002, our Board of Directors reauthorized our share repurchase program. Under the program, we may repurchase up to 500,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. Shares may be repurchased under this program through December 31, 2002 either in the open market or in privately negotiated transactions. Although we have not repurchased any shares of our common stock under this program in 2001 or in the nine month period ended September 30, 2002, we have authorized a broker to make open market purchases of our stock on our behalf if certain conditions are met.

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

Item 4 - CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND
PROCEDURES

Disclosure controls and procedures. Within 90 days before filing this report, the Chief Executive Officer and Senior Vice President, Finance and Treasurer evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Chief Executive Officer and Senior Vice President, Finance and Treasurer have designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Stuart M. Essig, Chief Executive Officer, and David B. Holtz, Senior Vice President, Finance and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Essig and Holtz concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.    LITIGATION
See Note 10 to the Unaudited Consolidated Financial Statements.

ITEM 5.    OTHER INFORMATION

Board of Directors

On October 31, 2002, we increased the size of our board of directors to six and appointed David C. Auth, an expert in bioengineering, with particular expertise in least invasive surgery and energy interactions in biological tissue, to fill the newly created vacancy. Dr. Auth has several widely distributed inventions in the fields of gastrointestinal endoscopy and interventional cardiology and is the primary inventor of the contact laser scalpel. Dr. Auth is an independent investor and serves on the Boards of Directors of several other companies including Novacept, Inc., Pathway Medical Technologies, Inc., AcousTx, and until its acquisition by Boston Scientific in 2001, RadioTherapeutics, Inc. Dr. Auth holds a Ph.D. in physics from Georgetown University.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
10.1     Employment Agreement of David B. Holtz dated as of September 10, 2002
10.2     Employment Agreement of John B. Henneman, III, dated as of September
         10, 2002

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by
         Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by
         Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On August 30, 2002, we filed with the Securities and Exchange Commission a Report on Form 8-K with respect to the execution of sales plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, by certain Executive Officers of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  November 14, 2002               /s/ Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer

         Date:  November 14, 2002               /s/ David B. Holtz
                              -------------------
                              David B. Holtz
                              Senior Vice President, Finance and Treasurer