Form 10-K
period 2002-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2003-03-21
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO. 0-26224
         DECEMBER 31, 2002

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 28, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $356,962,914, based upon the closing sales price of the registrant's common stock on NASDAQ on such date. For purposes of this calculation only, all directors, executive officers and holders of more than 10% of the registrant's outstanding common stock as of such date were deemed to be "affiliates" of the registrant.
The number of shares of the registrant's Common Stock outstanding as of March 14, 2003 was 27,325,902.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled May 21, 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

The terms "we," "our," "us," "Company" and "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries unless the context suggests otherwise.

Integra develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business operates globally and is divided into two segments, which we sometimes refer to as divisions: Integra NeuroSciences(TM) and Integra LifeSciences(TM).

Integra was founded in 1989 and over the next decade developed technologies and a product portfolio directed toward tissue regeneration. In 1999, we entered the neurosurgery market through an acquisition and the launch of our DuraGen(R) Dural Graft Matrix product for the repair of the dura mater. Since 1999, Integra NeuroSciences has grown to comprise more than 77% of our total revenues. During that period, we have increased our revenues from $40.0 million to $117.8 million, for an average annual growth rate of 41%, and we have broadened our product offerings to include more than 10,000 products. We have achieved this growth in our overall business through eleven acquisitions, the development and introduction of new products, and the expansion of Integra NeuroSciences' direct sales force.

Integra is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet in the "SEC Filings" page of the Investor Relations section of our website at www.Integra-LS.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 450 Fifth Street, N.W. in Washington, D.C. 20549, or at the SEC's Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

Integra NeuroSciences Segment

Our Integra NeuroSciences segment comprises our businesses that primarily sell directly to healthcare providers. Through our Integra NeuroSciences segment we are a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care, a marketer of surgical instruments and devices, and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders.

We market the majority of these products directly to neurosurgeons and critical
care units.   We believe that we are able to access this focused group of hospital-based practitioners cost effectively through our direct sales and marketing infrastructure in the United States and Europe and our distribution network elsewhere. Integra NeuroSciences' direct selling effort in the United States and Europe currently involves more than 100 professionals, including direct salespeople (called neurospecialists in the United States), sales management, and clinical educators who educate and train both our salespeople and customers in the use of our products. A national sales manager and seven regional managers lead the United States sales force. We increased the number of our domestic sales territories from 44 to 63 in 2002. We believe our expanded sales force allows for smaller, more focused territories, better coverage of our customers, greater participation in trade shows and more extensive marketing efforts.

We market surgical instruments and other devices directly to plastic and reconstructive surgeons, burn surgeons, hand surgeons, ear, nose and throat
(ENT) surgeons and other physicians through a separate eight-person sales force in the United States and a network of distributors outside the United States. We also market a broad range of disposables and supplies used in the diagnosis and monitoring of neurological, ENT and pulmonary disorders directly to neurologists, hospitals and sleep clinics through our Integra NeuroSupplies catalog business.

Integra LifeSciences Segment

Our Integra LifeSciences segment comprises our businesses that primarily sell through intermediaries, such as strategic partners and original equipment manufacturer customers. Through our Integra LifeSciences segment we develop and manufacture a variety of medical products and devices, including products based on our proprietary tissue regeneration technology. We partner with market leaders for the development and marketing of most of our Integra LifeSciences products. We believe that because these products address large, diverse markets, we can promote them more cost-effectively through leveraging the sales capabilities of our marketing partners than through developing our own sales infrastructure. This strategy allows us to achieve our growth objectives cost-effectively while enabling us to focus our management efforts on developing new products. Our strategic partners include Ethicon, Inc. (a division of Johnson & Johnson), Wyeth Biopharma, Medtronic Sofamor Danek, and Centerpulse.

Financial information about our segments and geographical areas, is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 13 - Segment and Geographic Information. We do not disaggregate nonoperating revenues and expenses nor identifiable assets on a segment basis.

Recent Development

On March 17, 2003, we acquired JARIT(R) Surgical Instruments, Inc. (JARIT) for $44.5 million in cash, subject to a working capital adjustment and other adjustments with respect to certain income tax elections. For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT sells through a 20 person sales management force that works with over 100 distributor sales representatives.

With more than 5,000 instrument patterns and a 98% order fill rate, JARIT has developed a strong reputation as a leading provider of high-quality surgical instruments. JARIT manages its vendor relationships and purchases, packages and labels its products directly from instrument manufacturers through its facility in Tuttlingen, Germany.

The acquisition of JARIT broadens Integra's existing customer base and surgical instrument product offering and provides an opportunity to achieve operating costs savings, including the procurement of Integra's Redmond(TM)- Ruggles(TM) and Padgett Instruments Inc.(R) products directly from the instrument manufacturers.

The acquired business generated approximately $30.9 million in revenues and $7.8 million in income before income taxes for the year ended December 31, 2002. We expect to report the results of JARIT in the Integra NeuroSciences segment.



STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and biomaterials in the markets in which we compete. Key elements of our strategy include the following:

Expand Integra NeuroSciences. Through acquisitions and internal growth, we have rapidly grown Integra NeuroSciences into a leading provider of products used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries involving the brain, spine and nervous system. We believe that additional growth potential in the Integra NeuroSciences segment exists through

* expanding our product portfolio and market reach through additional acquisitions;
* increasing the penetration of our existing products into closely related markets, such as the ENT, neurology, and spine markets;
* continuing the development and promotion of innovative new products, such as the NeuraGen(TM) Nerve Guide and the LICOX(R) Brain Tissue Oxygen Monitoring System; and
* expanding our sales force and product offerings focused on plastic and reconstructive surgeons.

Additional Strategic Acquisitions. Since 1999 we have completed twelve acquisitions focused primarily in the Integra NeuroSciences division. We regularly evaluate potential acquisition candidates in this market and in other specialty medical technology markets characterized by high margins, fragmented competition and focused target customers.

Continue To Form Strategic Alliances For Integra LifeSciences' Products. We have collaborated with well-known medical device companies to develop and market the majority of our non-neurosurgical product lines. Significant ongoing strategic alliances include those with Ethicon to market our INTEGRA(R) Dermal Regeneration Template and Wyeth BioPharma and Medtronic Sofamor Danek to develop products for use in orthopedics. We intend to pursue additional strategic alliances selectively.

Continue To Develop New And Innovative Medical Products. As evidenced by our development of the INTEGRA(R) Dermal Regeneration Template, biomaterials for the orthopedic implant market, Biomend(R) and Biomend(R) Extend Absorbable Collagen Membrane, DuraGen(R) Dural Graft Matrix and the NeuraGen(TM) Nerve Guide, we have a leading proprietary absorbable implant franchise. We currently are developing a variety of innovative neurosurgical and other medical products and are seeking expanded applications for our existing products.



BUSINESS SEGMENTS

[INTEGRA NEUROSCIENCES LOGO]

OVERVIEW

The Integra NeuroSciences segment sells medical devices, implants, systems and instruments used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries involving the brain, spine and nervous system, and disposable medical supplies, such as electrodes, used in neurological testing. These products are used primarily by neurosurgeons and nurses in the intensive care unit and the operating room and by neurologists in hospital and outpatient settings. We also sell products that vascular surgeons use to divert blood to vital organs, such as the brain, during surgical procedures involving blood vessels. Additionally, our Padgett Instruments, Inc. subsidiary sells instruments and other devices through a separate direct sales force to plastic and reconstructive surgeons, burn surgeons, ENT surgeons and other physicians. According to industry sources and our estimates, our Integra NeuroSciences products address markets that exceed $400 million in the aggregate and are expected to grow at an annual rate of 6-8%.

Integra NeuroSciences offers one of the most comprehensive product lines serving the neuro intensive care unit and operating room. We have established market positions in intracranial monitoring, dural repair, tumor ablation, neurosurgical shunting,surgical instrumentation, carotid shunting, peripheral nerve repair and central nervous system diagnostic and monitoring supplies. Integra NeuroSciences' products can be divided by use into the following functional areas: i) the neuro intensive care unit, ii) the neurosurgical operating room, and iii) all other. The table below provides a summary of Integra NeuroSciences' products:


-------------------------------------------------------------------------------

 PRODUCT LINES                                         APPLICATION
_______________________________________________________________________________

 NEURO INTENSIVE CARE UNIT
-------------------------------------------------------------------------------

 Camino(R) and Ventrix(R) fiber           Access, drainage and continuous
 optic-based intracranial                 monitoring of intracranial pressure,
 Monitoring systems, LICOX(R)             oxygen and temperature following
 oxygen monitoring Systems,               injury or neurosurgical procedures
 Integra Systems of CSF Drainage and
 Cranial Access
-------------------------------------------------------------------------------

 NEUROSURGICAL OPERATING ROOM
-------------------------------------------------------------------------------

 DuraGen(R) Dural Graft Matrix           Graft to close brain and spine membrane
-------------------------------------------------------------------------------

PRODUCT LINES                                  APPLICATION

 NeuraGen(TM) Nerve Guide                Repair of peripheral nerves
-------------------------------------------------------------------------------

 Selector(R) Integra Ultrasonic          Use of ultrasonic energy to
 Aspirator;  Dissectron(R)               ablate tissue
 Ultrasonic Aspirator
-------------------------------------------------------------------------------

 Neurosurgical shunts, including the     Specifically designed for the
 Orbis-Sigma II(R), and the H-V Lumbar,  management of hydrocephalus, a chronic
 Novus and Equi-Flow(R) Valves           condition involving excess
                                         cerebrospinal fluid in the brain
-------------------------------------------------------------------------------

 Redmond(TM)-Ruggles(TM) neurosurgical   Specialized surgical instruments for
 and spinal instruments                  use in brain or spinal surgery
-------------------------------------------------------------------------------

 Integra epilepsy monitoring electrodes  Electrodes for the intraoperative monitoring of epileptic seizures
-------------------------------------------------------------------------------

ALL OTHER
-------------------------------------------------------------------------------

 JARIT(R) Surgical Instruments           Instruments for general, plastic, neuro
                                         ENT cardiovascular, ob-gyn, and
                                         ophthalmic surgery
-------------------------------------------------------------------------------

 Padgett Instruments                     Devices and instruments used in burn,
                                         reconstructive and plastic surgery
-------------------------------------------------------------------------------

 Integra NeuroSupplies(TM)               Disposables and supplies used in the
                                         diagnosis and monitoring of
                                         neurological, ENT and pulmonary
                                         disorders
-------------------------------------------------------------------------------

 Sundt(TM) and other carotid shunts      For shunting blood during surgical
                                         procedures involving blood vessels
-------------------------------------------------------------------------------


MARKETS AND PRODUCTS

Neuro Intensive Care Unit

The Monitoring Of Brain Parameters. Neurosurgeons use intracranial monitors to diagnose and treat cases of severe head trauma and other diseases. There are approximately 400,000 cases of head trauma each year in the United States, and the market for monitoring and intervention is estimated to be approximately $40 million.

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

External Drainage And Cranial Access. Neurosurgeons use external drainage systems and cranial access kits to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain into an external container. Integra NeuroSciences manufactures and markets a broad line of cranial access kits and ventricular and lumbar external drainage systems under the Integra CSF Drainage and Cranial Access Systems brand names.

Neurosurgical Operating Room

Repair Of The Dura Mater. The dura mater is the thick membrane that contains the cerebrospinal fluid within the brain and the spine. The dura mater often must be penetrated during brain surgery and is often damaged during spinal surgery. In either case, surgeons may close or repair the dura mater with a graft. The graft may consist of tissue taken from elsewhere in the patient's body, or it may be one of the dural substitute products currently on the market, which are made of synthetic materials, processed human cadaver, or bovine pericardium. The worldwide market for dural repair, including cranial and spinal applications, is estimated to be $80 million.

The DuraGen(R) Dural Graft Matrix is an absorbable collagen matrix indicated for the repair of the dura mater surrounding the brain and spine. We believe that the DuraGen(R) Dural Graft Matrix addresses the shortcomings from which other methods for repairing the dura mater suffer. Clinical trials have shown our DuraGen(R) product to be an effective means for closing the dura mater without the need for suturing, which allows the neurosurgeon to conclude the operation more efficiently. In addition, because the human body ultimately absorbs the DuraGen(R) product and replaces it with new natural tissues, the patient avoids some of the risks associated with a permanent implant inside the cranium or spinal cavity.

Repair Of Peripheral Nerves. Peripheral nerves may become severed through traumatic accidents or surgical injuries, often resulting in the permanent loss of motor and sensory function. Although severed peripheral nerves regenerate spontaneously, they do not establish functional connections unless the nerve stumps are surgically reconnected. We estimate the market for the repair of severed peripheral nerves to be $40 million.

The NeuraGen(TM) Nerve Guide is an absorbable implant for the repair of severed peripheral nerves. The NeuraGen(TM) product is a collagen tube designed to provide a protective environment for the regenerating nerve and to provide a conduit through which regenerating nerves can bridge the gap caused by the injury. The NeuraGen(TM) Nerve Guide offers a rapid method for rejoining severed peripheral nerves. In addition to targeting the neurosurgical operating room, we are also marketing the NeuraGen(TM) product to Integra NeuroSupplies' customer base of non-hospital and private practice-based neurologists and to Padgett Instruments' customer base of hand and reconstructive surgeons.

Neurosurgical Systems For Tissue Ablation. More than 145,000 primary and metastatic brain tumors are diagnosed annually in the United States. Our Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator systems address the market for the surgical destruction and removal of malignant and non-malignant tumors and other tissue.

The Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator use very high frequency sound waves to pulverize cancer tumors and allow the surgeon to remove the damaged tumor tissue by aspiration. Unlike other surgical techniques, ultrasonic surgery selectively dissects and fragments soft tissue leaving fibrous tissues such as nerves and blood vessels intact. Ultrasonic aspiration facilitates the removal of unwanted tissue adjacent or attached to vital structures. In September 2002, we received FDA 510(k) clearance to market the Selector(R) product for use in general, gynecological, urological, plastic and reconstructive, orthopedic, thoracic and thorascopic surgery procedures. We offer the Dissectron(R) product only outside the United States.

Hydrocephalus Management. Hydrocephalus is an incurable condition resulting from an imbalance between the amount of cerebrospinal fluid produced by the brain and the rate at which the body absorbs cerebrospinal fluid. This condition causes the ventricles of the brain to enlarge and the pressure inside the head to increase. Hydrocephalus often is present at birth, but may also result from head trauma, spina bifida, intraventricular hemorrhage, intracranial tumors and cysts. Hydrocephalus is most commonly treated by inserting a shunt into the ventricular system of the brain to divert the flow of cerebrospinal fluid out of the brain and using a pressure valve to maintain a normal level of cerebrospinal fluid within the ventricles.

According to the Hydrocephalus Association, hydrocephalus affects approximately one in 500 children born in the United States. We estimate that approximately 80% of total cerebrospinal fluid shunt sales address birth-related hydrocephalus, and the remaining 20% address surgical procedures involving excess cerebrospinal fluid due to head trauma. Based on industry sources, we believe that the total United States market for hydrocephalus management, including monitoring, shunting and drainage, is approximately $70 million. Of that amount, it is estimated that a little more than half consists of sales of monitoring products, and the balance consists of sales of shunts and drains for the management of hydrocephalus.

In 2002 we strengthened our offering of hydrocephalus management products through our acquisition of the neurosciences division of NMT Medical, Inc. and certain assets of the Radionics business, a division of Tyco Healthcare Group. Those acquisitions added a range of leading pressure valves, including the Orbis-Sigma(R), Integra Hakim(R) horizontal-vertical ("H-V"), Equiflow(R) and Contour Flex(R) valves to our existing line of hydrocephalus management shunting products. We have sold the Heyer-Schulte(R), Novus(R), LPV(R) and Pudenz(TM) shunts, ventricular, peritoneal and cardiac catheters, physician-specified hydrocephalus management shunt kits, Ommaya(R) cerebrospinal fluid reservoirs and Spetzler(R) lumbar and syringo-peritoneal shunts since our acquisition of the NeuroCare group of companies in 1999.

In recent years, neurosurgeons have increased their use of programmable valves, which allow the neurosurgeon to adjust the pressure settings of the shunt while it is implanted in the patient. Shunts that do not incorporate programmable valve technology must be removed from the patient for subsequent pressure adjustments, a process that requires an additional surgical procedure. We do not market hydrocephalus management shunts with programmable valves and believe that the increasing use of programmable valves may negatively affect the future sales of our shunt products.

Neurosurgical And Spinal Instrumentation. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments sold under the Redmond(TM) and Ruggles(TM) brand names and a line of disposable neuroendoscopy products sold under the Neuro Navigational(R) brand name.

The Redmond(TM)-Ruggles(TM) products include retractors, kerrisons, dissectors, and curettes. Major product segments include spinal instruments, microsurgical neuro instruments, and products customized by Integra NeuroSciences and sold through other companies and distributors. Specialty surgical steel fabricators in Germany manufacture most of the Redmond(TM) and Ruggles(TM) products to our specifications. The Neuro Navigational(R) product line consists of fiber optic instruments used to facilitate minimally invasive neurosurgery, including third ventriculostomies, which are increasingly substituted for shunt placement for patients who meet the criteria.

Epilepsy Electrodes. We sell a line of electrodes for the intraoperative monitoring of epileptic seizures through our NeuroSciences sales force. We acquired these products and other assets in December 2002 from Radionics, a division of the Tyco Healthcare Group, and are transferring the manufacture of these products to our facility in Biot, France.

All Other

Neurological Supplies. Through our Integra NeuroSupplies business, we distribute a wide variety of disposables and supplies, including surface electrodes, needle electrodes, recording transducers and stimulators, and respiratory sensors, that are used in the diagnosis and monitoring of neurological disorders. These products are designed to monitor and perform tests of the nervous system and brain, including electromyography (EMG), evoked potential (EP) and electroencephalography (EEG) tests, and to test sleep disorders.

We sell these products under the Integra NeuroSupplies(TM) name primarily through a catalog to more than 6,000 neurologists, hospitals, sleep clinics, and other physicians. Neurologists are the referring physicians for Integra's existing neurosurgeon customers and participate in the decision to use our line of epilepsy monitoring electrodes.

Padgett Instruments. Padgett Instruments , Inc.(R) markets a wide variety of high quality, reusable surgical instruments to plastic and reconstructive surgeons, burn surgeons, ENT surgeons, hospitals, surgery centers, and other physicians. We sell these products in the United States through an eight-person direct sales force and through certain distributors and original equipment manufacturer accounts. We sell these products internationally through distributors. Padgett's customer base represents an attractive potential market for certain of our other products, such as the NeuraGen(TM) Nerve Guide.

Hemodynamic Shunts. Our Sundt(TM) and other carotid shunts are used to divert blood to vital organs, such as the brain, during surgical procedures involving blood vessels. The Integra NeuroSciences sales force sells these products directly in the United States for use by vascular surgeons and neurosurgeons.

[INTEGRA LIFESCIENCES LOGO]

OVERVIEW

The Integra LifeSciences segment develops and manufactures implants and other medical devices used primarily for the treatment of defects, diseases and injuries involving soft tissue and bone and for infection control. Many of the current products of Integra LifeSciences are built on our expertise in absorbable collagen products.

The Integra LifeSciences segment comprises our businesses that sell primarily through intermediaries, such as strategic partners and original equipment
manufacturer customers.   Because its products generally address large, diverse
markets, we have constructed Integra LifeSciences segment's marketing, research and development programs around strategic alliances with leading medical device companies. We believe that we can promote these products more cost-effectively through leveraging our marketing partners' sales capabilities than through developing our own sales force. According to industry sources and our estimates, the aggregate size of the markets addressed by Integra LifeSciences' products exceeds $1 billion.

We have established a reputation as a value-added and dependable development and manufacturing partner. In addition, we have expertise in the development, manufacture and supply of a variety of absorbable materials and can provide experienced personnel to support product quality and regulatory review efforts.

Although the Integra LifeSciences products serve a wide variety of markets, they can be segmented into two general groups: i) tissue repair products and ii) other medical devices. The table below provides a summary of our Integra LifeSciences products, their application, and marketing/development partner:

-------------------------------------------------------------------------------
 PRODUCT LINES             APPLICATION           MARKETING/DEVELOPMENT PARTNER
-------------------------------------------------------------------------------

 TISSUE REPAIR PRODUCTS
-------------------------------------------------------------------------------

 INTEGRA(R) Dermal         Regenerate dermis      Ethicon, Inc., a division of
 Regeneration Template     and repair skin        Johnson & Johnson, and Century
                           defects                Medical, Inc. in Japan
-------------------------------------------------------------------------------

 BioMend(R) and            Used in guided tissue  Centerpulse
 BioMend(R) Extend         regeneration in
 Absorbable Collagen       periodontal surgery
 Membrane
-------------------------------------------------------------------------------

 Absorbable Collagen       Fracture management/   Wyeth BioPharma; Medtronic
 Sponge and other matrices enabling spinal        Sofamor Danek
 for use with bone         fusion
 morphogenetic protein
 (rhBMP-2)
______________________________________________________________________________

 OTHER MEDICAL DEVICES
------------------------------------------------------------------------------

 VitaCuff(R) catheter      Provides protection    Arrow International, Inc.,
 access infection          against infection      Bard Access Systems, Inc.,
 control device            arising from           Tyco HealthCare,
                           long-term catheters

 BioPatch(R)(1)            Antimicrobial wound    Ethicon, Inc.
 Antimicrobial Wound       dressing
 Dressing

-------------------------------------------------------------------------------
 PRODUCT LINES              APPLICATION           MARKETING/DEVELOPMENT PARTNER
-------------------------------------------------------------------------------

 CollaCote(R),             Used to control        Centerpulse
 CollaTape(R) and          bleeding in dental
 CollaPlug(R) absorbable   surgery
 wound dressings

-------------------------------------------------------------------------------

 Instat(R)(1),Helistat(R)  Control of bleeding    Ethicon, Inc. and various
 and Helitene(R)                                  distributors
 Absorbable Collagen
 Hemostats
-------------------------------------------------------------------------------

 Spembly Medical           Allows surgeon to      Various distributors
 cryosurgery products      use low temperature
                           moreto  easily extract
                           diseased tissue
-------------------------------------------------------------------------------
 Cranial fixation          Allows neurosurgeon    Medtronic
 fixation devices;         to repair injuries
 custom cranial plates     to the cranium
-------------------------------------------------------------------------------
(1) BioPatch and Instat are registered trademarks of Johnson & Johnson.

MARKETS AND PRODUCTS

Tissue Repair Products

Skin Replacement. Integra LifeSciences' skin replacement products address the market need created by severe burns, reconstructive surgery, and chronic wounds.

INTEGRA(R) Dermal Regeneration Template is designed to enable the human body to regenerate functional dermal tissue. The FDA initially approved the product under a Premarket Approval application ("PMA") for the post-excisional treatment of life-threatening deep or full-thickness dermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient. In 2002, the FDA approved a PMA supplement to permit the marketing of the INTEGRA(R) Dermal Regeneration Template for the repair of scar contractures in patients who have already recovered from their initial wound. In 2002, we also received FDA 510(k) clearance to sell a related product, Integra(TM) Bilayer Matrix Wound Dressing and Integra(TM) Matrix Wound Dressing, for the dressing of wounds, including chronic wounds.

The Ethicon division of Johnson & Johnson is the exclusive seller of the INTEGRA(R) Dermal Regeneration Template and the Integra(TM) BiLayer Wound Matrix worldwide, except in Japan where Century Medical, Inc. has rights to distribute the INTEGRA(R) Dermal Regeneration Template.

In 2002, we sold $4.2 million of INTEGRA(r) Dermal Regeneration Template to Ethicon and received $2.0 million in research payments and $1.0 million in clinical and regulatory event payments that were recorded in other revenue.

Ethicon has not been successful in selling the minimum amounts of INTEGRA(R) Dermal Regeneration Template specified in its agreement with us. In addition, we have notified Ethicon that certain clinical and regulatory events have been achieved under the agreement and that payments for the achievement of those events is due to us. Ethicon has informed us that it disagrees that the clinical and regulatory events in question have been achieved, and that it does not intend to make the payments we have demanded. In addition, Ethicon has informed us that if we do not agree to substantial amendments to its agreement with us, it will consider alternatives that may include exercising its right to terminate the agreement.

The agreement requires Ethicon to give us notice one year in advance of a termination of the agreement, during which time Ethicon is required to continue to comply with the terms of the contract. At the end of that period, Ethicon may be required to pay additional amounts based on the termination provisions of the agreement and is required to cooperate in the transfer of the business back to Integra. Additionally, Ethicon may apply the value of any minimum payments in excess of actual product purchases against future purchases of products for sale on a non-exclusive basis for a specified period of time.

If Ethicon does terminate the agreement or if we determine that Ethicon is in breach of the agreement and we terminate the agreement, there is no assurance that we will be able to recover the money that we believe Ethicon is obligated to pay us under the agreement. If Ethicon does give us notice that it will terminate the agreement, it is possible that Ethicon will diminish its sales and marketing efforts for the product during the one-year notice period and that its sales will decline as a result. In addition, we may not be successful in sustaining or restoring the sales of the INTEGRA(R) Dermal Regeneration Template at current levels after the termination date. Finally, if Ethicon terminates the agreement it is possible that we may become involved in litigation with Ethicon, which could also impair our ability to sell products under our other agreements with Ethicon, including the BioPatch(R) and Instat(R) products.

Guided Tissue Regeneration In Periodontal Surgery. Our BioMend(R) Absorbable Collagen Membrane is used for guided tissue regeneration in periodontal surgery. The BioMend(R) membrane is inserted between the gum and the tooth after surgical treatment of periodontal disease, preventing the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. The body absorbs the BioMend(R) product after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. The BioMend(R) Extend product has the same indication for use as the BioMend(R) product, except that it absorbs in approximately 16 weeks. The BioMend(R) and BioMend(R) Extend Absorbable Collagen Membranes are sold through Centerpulse.

Orthopedic Biomaterials. Integra LifeSciences supplies Wyeth BioPharma with Absorbable Collagen Sponges for use in developing bone regeneration implants. Since 1994, we have supplied Absorbable Collagen Sponges for use with Wyeth BioPharma's recombinant human bone morphogenetic protein-2 (rhBMP-2), a manufactured version of human protein naturally present in very small quantities in the body. Wyeth BioPharma is developing rhBMP-2 for clinical evaluation in several areas of bone repair and augmentation, including orthopedic, oral and maxillofacial surgery applications.

We are selling Absorbable Collagen Sponges for spinal applications through a related collaboration with Medtronic Sofamor Danek in North America. In July 2002, the FDA approved Medtronic Sofamor Danek's InFUSE(TM) Bone Graft used with the LT-CAGE(TM) Lumbar Tapered Fusion Device for use in spinal fusion procedures. The InFUSE(TM) Bone Graft uses rhBMP-2 applied to our Absorbable Collagen Sponge in place of a painful secondary procedure to harvest small pieces of bone from the patient's own hip (autograft). When used with the LT-CAGE Lumbar Tapered Fusion Device, the InFUSE(TM) Bone Graft is indicated to treat certain types of spinal degenerative disc disease, a common cause of low back pain.

Wyeth BioPharma has filed a PMA application with the FDA seeking approval for the use of InductOs(TM), rhBMP-2 used in conjunction with our Absorbable Collagen Sponge, for use in the treatment of acute long-bone fractures requiring open surgical management. In November 2002, the Orthopedic and Rehabilitation Panel of the FDA Medical Devices Advisory Committee recommended that the FDA approve, with conditions, Wyeth BioPharma's PMA application.

We receive development funding and other payments from Medtronic Sofamor Danek and Wyeth BioPharma related to the development of additional matrices for various applications. Although the agreement provides for no milestone or other contingent payments, Wyeth BioPharma pays us to assist with regulatory affairs and research.

In addition, we are continuing to develop additional biomaterial technologies, such as a new class of absorbable polycarbonates created through the polymerization of tyrosine, that enhance the rate and quality of healing and tissue regeneration with synthetic biodegradable scaffolds that support cell attachment and growth. No medical device containing these materials has yet been approved for sale.

Other Medical Devices

Other current products of Integra LifeSciences include the VitaCuff(R) catheter access infection control device, the BioPatch(R) anti-microbial wound dressing, a wide range of absorbable collagen products for hemostasis for use in dental surgery sold under the names CollaCote(R), CollaTape(R) and CollaPlug(R), the Helistat(R) Absorbable Collagen Hemostatic Agent, the Instat(R) Absorbable Collagen Hemostat and cranial fixation devices for use in craniomaxillofacial surgery. Our Spembly Medical cryosurgery products allow surgeons to use low temperatures to more easily extract diseased tissue in ophthalmic, general, gynecological, urological and cardiac applications.


RESEARCH AND DEVELOPMENT STRATEGY

Our research and development programs focus on developing new products based on our materials and collagen engineering technologies and our expertise in fiber optics. Contract development revenues from strategic alliance partners and governmen grants fund a portion of our research and development activities. We spent approximately $10.6 million, $8.0 million, and $7.5 million in 2002, 2001, and 2000, respectively, on research and development activities. The 2002 amount includes $2.3 million of acquired in-process research and development charges recorded in connection with acquisitions. Research and development activities funded by contract development and government grant revenues amounted to $3.5 million, $3.9 million, and $2.8 million in 2002, 2001, and 2000, respectively.

We have either acquired or secured the proprietary rights to several important technological and scientific platforms, including collagen matrix, peptide, biomaterials, and intracranial monitoring technologies. These technologies provide support for our critical applications in neurosciences and tissue regeneration and additional opportunities for generating near-term and long-term revenues from medical applications. We have been able to identify and bring together critical platform technology components from which we work to develop products for both tissue regeneration and neuroscience applications. These efforts have led to the successful development of new products, such as the NeuraGen(TM) Nerve Guide and DuraGen(R) Dural Graft Matrix.

We regularly review our research and development programs to ensure that they remain consistent with and supportive of our growth strategies. To that end, in 2002 we expanded our product development staff to increase the focus on our Integra NeuroSciences product development efforts and to seek additional strategic alliances and applications for our Integra LifeSciences products and technologies.


GOVERNMENT REGULATION

As a manufacturer of medical devices, we are subject to extensive regulation by the Food and Drug Administration (FDA) and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. We believe that we are in substantial compliance with these governmental regulations.

From time to time, we have recalled certain of our products. We have recalled defective components or devices supplied by other vendors, kits assembled by us that included incorrect combinations of products and defective devices manufactured by us. None of these recalls resulted in material direct expense to us or a long-term disruption of an important customer or supplier relationship. However, a future voluntary or involuntary recall of one of our major products, particularly if it involved a potential or actual risk to patients, could have an adverse financial impact on us, as a result both of direct expenses and disrupted customer relationships.

The FDA requires, as a condition of marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, an approved PMA application or a supplemental PMA application. Alternatively, we may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a PMA application or supplemental PMA application, can take up to several years and can involve preclinical studies and clinical testing. To perform clinical testing in the United States on an unapproved product, we are also required to obtain an Investigational Device Exemption from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA application supplement or a 510(k) Premarket Notification clearance, prior to marketing products that are modifications of existing products or new indications for existing products. The FDA Medical Device User Fee and Modernization Act of 2002 (MDUFMA) imposes user fees payable to FDA for submission of Premarket Notifications, PMA applications, Product Development Protocols, and certain supplemental PMA applications. The regulatory process of obtaining product approvals/clearances can be onerous and costly.

We may not receive the necessary regulatory approvals, including approval for product improvements and new products, on a timely basis, if at all.
Delays in receipt of, or failure to receive, regulatory approvals could have a material adverse effect on our business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, these changes might have. However, the changes could have a material impact on our business.

We have received or acquired more than 190 Premarket Notification 510(k) clearances, five approved PMA applications and 54 supplemental PMA applications. We expect to file new applications during the next year to cover new products and variations on existing products.

We are also required to register with the FDA as a device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality Systems Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. Under FDA regulations, we are required to submit reports of certain voluntary recalls and corrections to FDA. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. These actions could have a material impact on our business. Other regulatory agencies may have similar powers.

Medical Device Regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification requires a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe. The Medical Device Directive, and ISO 9000; 2000, ISO 13485 and EN46001 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) audits each of our facilities annually to verify our compliance with these standards. In 2002, each of our certified facilities was audited, and we have maintained our certification to these standards.

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

OTHER UNITED STATES REGULATORY REQUIREMENTS

In addition to the regulatory framework for product approvals, we are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety; laboratory practices; the maintenance of personal health information; sales and marketing practices, including product discounting practices; and the use, handling and disposal of toxic or hazardous substances. We may also be subject to other present and possible future local, state, federal and foreign regulations.

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of an accident, we could be held liable for any damages that result and any liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, we could incur significant costs to comply with environmental laws and regulations in the future, and our operations, business or assets could be materially adversely affected by current or future environmental laws or regulations.


PATENTS AND INTELLECTUAL PROPERTY

We pursue a policy of seeking patent protection of our technology, products and product improvements both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages as it relates to our existing product lines. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

BioMend(R), Camino(R), CollaCote(R), CollaPlug(R), CollaStat(TM), CollaTape(R), Dissectron(R), DuraGen(R), EquiFlow(R), Helistat(R), Helitene(R), Heyer-Schulte(R), INTEGRA(R) Dermal Regeneration Template, Integra Life-Sciences(TM), Integra NeuroSciences(TM), Integra NeuroSupplies(TM), JARIT(R), LICOX(R), NeuraGen(TM), NeuroNavigational(R), Novus(R), LPV(R), Ommaya(R), Orbis-Sigma(R), Padgett Instruments, Inc(R), Pudenz(TM), Redmond(TM), Ruggles(TM), Selector(R), Spetzler(R), Sundt(TM), Ventrix(R), VitaCuff(R) are some of the trademarks of Integra and its subsidiaries. All other brand names, trademarks and service marks appearing in this report are the property of their respective holders.


COMPETITION

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun and the Valleylab division of Tyco International Ltd. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device, rather than any particular product (such as autograft tissue as a substitute for INTEGRA(R) Dermal Regeneration Template). Depending on the product line, we compete on the basis of our products' features, strength of our sales organization or marketing partner, sophistication of our technology, and cost effectiveness of our solution to the customer's medical requirements.

EMPLOYEES

At December 31, 2002, we had approximately 760 regular employees engaged in production and production support (including warehouse, engineering, and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our Biot, France facility, none of our current employees are subject to a collective bargaining agreement.

Many of our employees, including those holding senior positions in our regulatory, operations, research and development, and sales and marketing departments, were recruited from large pharmaceutical or medical technology companies. Our sales representatives and regional sales managers attend in-depth product training meetings throughout the year, and our clinical development team consists of medical professionals who specialize in specific therapeutic areas that our Integra NeuroSciences products serve. We believe that our clinical development team differentiates us from our competition, as their knowledge and experience as medical professionals allows them to more effectively educate and train both our sales force and the customers who use our products. This team is especially valuable in communicating the clinical benefits of new products.



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Integra, including, among other things:

* general economic and business conditions, both nationally and in our international markets;
* our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
* anticipated trends in our business;
* existing and future regulations affecting our business;
* our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;
* our ability to complete acquisitions and integrate operations post-acquisition; and
* other risk factors described in the section entitled "Risk Factors" in this report.

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



RISK FACTORS

We believe that the following important factors, among others, have affected, and in the future could affect, our business, financial condition, and results of operations and could cause our future results to differ materially from our historical results and those anticipated in any forward-looking statements made by us. Such factors are not meant to represent an exhaustive list of the risks and uncertainties associated with our business. These and other factors may affect our future results and our stock price, particularly on a quarterly basis.

Our Operating Results May Fluctuate.

Our operating results may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

* the impact of acquisitions;
* the timing of significant customer orders;
* market acceptance of our existing products, as well as products in development;
* the timing of regulatory approvals;
* the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and strategic alliances;
* expenses incurred and business lost in connection with product field corrections or recalls;
* our ability to manufacture our products efficiently; and
* the timing of our research and development expenditures.

The Industry And Market Segments In Which We Operate Are Highly Competitive, And We May Be Unable To Compete Effectively With Other Companies.

In general, the medical technology industry is characterized by intense competition. We compete with established medical technology and pharmaceutical companies. Competition also comes from early stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Further, our competitors may be more effective at implementing their technologies to develop commercial products.

Our competitive position will depend on our ability to achieve market acceptance for our products, implement production and marketing plans, secure regulatory approval for products under development, obtain patent protection and secure adequate capital resources. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability.

The largest competitors of Integra NeuroSciences in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun, and the Valleylab division of Tyco International Ltd. In addition, various of the Integra NeuroSciences product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. The products of Integra LifeSciences face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as a substitute for INTEGRA(R) Dermal Regeneration Template.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired twelve businesses or product lines at a total cost of approximately $107 million.

We may be unable to continue to implement our growth strategy, and this strategy may be ultimately unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. In addition, for products with an approved PMA application, the FDA requires annual reports and may require post-approval surveillance programs to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

We believe that the most significant risk of our recent applications to the FDA relates to the regulatory classification of certain of our new products or proposed new uses for existing products. In the filing of each application, we make a legal judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted.

Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events, and product recalls, documentation, and labeling and promotion of medical devices.

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If a third-party manufacturer or we change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties. See "Business -- Government Regulation".

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft Matrix and the INTEGRA(R) Dermal Regeneration Template, contain material derived from bovine tissue. Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure.

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

Lack Of Market Acceptance For Our Products Or Market Preference For Technologies That Compete With Our Products Could Reduce Our Revenues And Profitability.

We cannot be certain that our current products or any other products that we may develop or market, will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it may interfere with the widespread acceptance in the market for INTEGRA(R) Dermal Regeneration Template.

We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, we cannot be certain that the medical community will accept the NeuraGen(TM) Nerve Guide over conventional microsurgical techniques for connecting severed peripheral nerves.

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. For example, our sales of shunt products could decline if neurosurgeons increase their use of programmable valves and we fail to introduce a competitive product. If we are unable to develop additional, commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our strategic alliances. In addition, limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products, could harm acceptance of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important strategic alliances are our agreement with Ethicon, Inc., a division of Johnson & Johnson, relating to INTEGRA(R) Dermal Regeneration Template, and our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of these alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of our Integra LifeSciences segment.

Ethicon has informed us that if we do not agree to substantial amendments to its agreement with us, it will consider alternatives that may include exercising its right to terminate the agreement.

Our ability to enter into agreements with collaborators depends in part on convincing them that our technology can help them achieve their goals and execute their strategies. This may require substantial time, effort and expense on our part with no guarantee that a strategic relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into collaborative or alliance agreements, our collaborators could terminate these agreements, or these agreements could expire before meaningful developmental milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

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

In addition, our role in the collaborations is mostly limited to the production aspects. As a result, we may also be dependent on collaborators for other aspects of the development, preclinical and clinical testing, regulatory approval, sales, marketing and distribution of our products. If our current or future collaborators fail to market our products effectively or to develop additional products based on our technology, our sales and other revenues could significantly be reduced.

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

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover significant aspects of many of our product lines. However, you should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our Competitive Position Depends, In Part, Upon Unpatented Trade Secrets Which We May Be Unable To Protect.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

Our Success Will Depend Partly On Our Ability To Operate Without Infringing Or Misappropriating The Proprietary Rights Of Others.

We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity or obtain a license. Any required license may be unavailable to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and allow our competitors to access the same technology we license. If we fail to obtain a required license or are unable to design our product so as not to infringe on the proprietary rights of others, we may be unable to sell some of our products, which could have a material adverse effect on our revenues and profitability.

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect our Camino(R) and Ventrix(R) lines of intracranial pressure monitors and catheters, which we assemble using many different electronic parts from numerous suppliers. While we are not dependent on sole-source suppliers, if we were suddenly unable to purchase products from one or more of these companies, we could need time a significant period of time to qualify a replacement, and the production of any affected products could be disrupted. While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

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

We generate significant revenues outside the United States, a substantial portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Because we have operating subsidiaries based in Europe and we generate certain revenues and incur certain operating expenses in British Pounds and the Euro, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

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

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

* major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
* Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
* numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
* there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
* there is economic pressure to contain health care costs in international markets;
* there are proposed and existing laws and regulations in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
* there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

In addition, there are laws and regulations that regulate the means by which companies in the health care industry may market their products to health care professionals and may compete by discounting the prices of their products. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

* government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations, or
* government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

We May Have Significant Product Liability Exposure And Our Insurance May Not Cover All Potential Claims.

We are exposed to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We may not be able to obtain insurance for the potential liability on acceptable terms with adequate coverage or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance may not be renewed at a cost and level of coverage comparable to that then in effect.

We Are Subject To Other Regulatory Requirements Relating To Occupational Health And Safety And The Use Of Hazardous Substances Which May Impose Significant Compliance Costs On Us.

We are subject to regulation under federal and state laws regarding occupational health and safety, laboratory practices, and the use, handling and disposal of toxic or hazardous substances. Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. Although we believe that our safety procedures for handling and disposing of those materials comply with the standards prescribed by the applicable laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all. We may incur significant costs to comply with environmental laws and regulations in the future. We may also be subject to other present and possible future local, state, federal and foreign regulations.

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

Our Stock Price May Continue To Be Highly Volatile And You May Not Be Able To Resell Your Shares At Or Above The Price You Paid For Them.

The stock market in general, and the stock prices of medical device companies, biotechnology companies and other technology-based companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of and beyond the control of any specific public company. The market price of our common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. Factors that may have a significant impact on the market price of our common stock include:

* our actual financial results differing from guidance provided by management;
* our actual financial results differing from that expected by securities analysts;
* future announcements concerning us or our competitors, including the announcement of acquisitions;
* changes in the prospects of our business partners or suppliers;
* developments regarding our patents or other proprietary rights or those of our competitors;
* quality deficiencies in our products;
* competitive developments, including technological innovations by us or our competitors;
* government regulation, including the FDA's review of our products and developments;
* changes in recommendations of securities analysts and rumors that may be circulated about us or our competitors;
* public perception of risks associated with our operations;
* conditions or trends in the medical device and biotechnology industries;
* additions or departures of key personnel; and
* sales of our common stock.

Any of these factors could immediately, significantly and adversely affect the trading price of our common stock.

Our Major Stockholders Could Make Decisions Adverse To Your Interests.

Our directors and executive officers and affiliates of certain directors own or control more than one-third of our outstanding voting securities and generally have significant influence over the election of all directors, the outcome of any corporate action requiring stockholder approval, and other aspects of the business. The ability of the board of directors to issue preferred stock, while providing flexibility in connection with financing, acquisitions and other corporate purposes, could have the effect of discouraging, deferring or preventing a change in control or an unsolicited acquisition proposal, since the issuance of preferred stock could be used to dilute the share ownership of a person or entity seeking to obtain control of us. This significant influence could preclude any unsolicited acquisition of Integra and consequently adversely affect the market price of the common stock. Furthermore, we are subject to
Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control.

ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in Plainsboro, New Jersey, Biot, France, San Diego, California, Anasco, Puerto Rico, Andover, England and Mielkendorf, Germany. Our primary distribution centers are located in Cranbury, New Jersey, Hawthorne, New York, Andover, England and Biot, France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. We lease all of our facilities other than our facilities in Biot, France, and Tuttlingen, Germany, which we own.

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



ITEM 3. LEGAL PROCEEDINGS

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues willfully and deliberately to induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by us that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

In March 2000, a jury returned a unanimous verdict in our favor and awarded us $15,000,000 in damages, finding that Merck KGaA had willfully infringed and induced the infringement of our patents. The Court dismissed Scripps and Dr. Cheresh from the case.

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

In September, 2001, three subsidiaries of the recently acquired neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess $1.5 million in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax liabilities on behalf of each of these subsidiaries.

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

NAME                                 AGE  POSITION
Stuart M. Essig ...................   41   President, Chief Executive Officer and Director

John B. Henneman, III..............   41   Executive Vice President, Chief Administrative
                                           Officer and Secretary

David B. Holtz.....................   36   Senior Vice President, Finance and Treasurer

Donald R. Nociolo .................   40   Senior Vice President, Operations

Judith E. O'Grady..................   52   Senior Vice President, Regulatory, Quality
                                           Assurance and Clinical Affairs

Robert D. Paltridge ...............   45   Senior Vice President, Global Sales

Michael D. Pierschbacher, Ph.D.....   51   Senior Vice President Research and Development,
                                           Director of the Corporate Research Center

Deborah A. Leonetti ...............   47   Vice President, Global Marketing



Stuart M. Essig has served as President and Chief Executive Officer and a director of Integra since December 1997. Before joining Integra, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an MBA and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business. Mr. Essig also serves on the Board of Directors of St. Jude Medical Corporation.

John B. Henneman, III is Integra's Executive Vice President, Chief Administrative Officer and Secretary, and is responsible for the law department, regulatory affairs and quality systems, business development, human resources, information management and investor relations. Mr. Henneman was our General Counsel from September 1998 until September 2000 and our Senior Vice President, Chief Administrative Officer and Secretary from September 2000 until February 2003. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and from December 1997 to August 1998 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. In March 1999, Neuromedical Systems, Inc. filed a petition under Chapter 11 of the federal bankruptcy laws. Mr. Henneman received his A.B. from Princeton University and his J.D. from the University of Michigan Law School.

David B. Holtz joined Integra as Controller in 1993 and has served as Vice President, Finance and Treasurer since March 1997 and was promoted to Senior Vice President, Finance and Treasurer in February 2001. In August 2002, Mr. Holtz was given responsibility for managing Integra's European operations.
His responsibilities include managing all financial reporting and accounting functions as well as the management of our European operations. Before joining Integra, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University and has been certified as a public accountant.

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

Judith E. O'Grady has served as Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Affairs, since 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining Integra, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career she has held positions with Surgikos, a Johnson & Johnson Company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady led the team that obtained the FDA approval for INTEGRA(R) Dermal Regeneration Template, the first regenerative product approved by the FDA, and has led teams responsible for more than 500 FDA and international submissions. She received her BS degree from Marquette University and MSN in Nursing from Boston University.

Robert D. Paltridge joined Integra as National Sales Director in February 1995 and was appointed Vice President, North American Sales in September 1997. He was promoted to Vice President, Global Sales in October 2002 and Senior Vice President, Global Sales in January 2003. His responsibilities include managing both the direct sales force and distributor network for Integra NeuroSciences products. Mr. Paltridge has 20 years of sales and sales management experience in the medical device industry. Before joining Integra, he was National Sales Manager at Strato Medical, a division of Pfizer, Inc. He received a BS degree in Business Administration from Rutgers University.

Michael D. Pierschbacher, Ph.D. joined Integra in October 1995 as Senior Vice President, Research and Development. In May 1998 he was named Senior Vice President and Director of the Corporate Research Center. From June 1987 to September 1995, Dr. Pierschbacher served as Senior Vice President and Scientific Director of Telios Pharmaceuticals, Inc. ("Telios"), which we acquired in 1995. He co-founded Telios in May 1987 and is the co-discoverer and developer of Telios' matrix peptide technology. Before joining Telios as a full-time employee in October 1988, he was a staff scientist at the Burnham Institute for five years and remained on staff there in an adjunct capacity until the end of 1997. He received his post-doctoral training at Scripps Clinical and Research Foundation and at the Burnham Institute. Dr. Pierschbacher received his Ph.D. in Biochemistry from the University of Missouri.

Deborah A. Leonetti joined Integra in May of 1997 as Director of Marketing and was promoted to Vice President of Global Marketing in April 1999. Her responsibilities include worldwide strategic marketing for all Integra products. From September 1989 through May 1997, Ms. Leonetti worked for Cabot Medical, which was later acquired by Circon Corporation, and held positions in sales, sales training, and marketing. Prior to her experience at Cabot-Circon, Ms. Leonetti completed fifteen years of clinical practice as a registered nurse at St. Christopher's Hospital for Children in Philadelphia. She received her nursing degree from St. Joseph's Hospital School of Nursing and La Salle University.




PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Integra's Common Stock trades on The NASDAQ National Market under the symbol IART. The following table lists the high and low sales prices for our Common Stock for each quarter for the last two years:

                        HIGH           LOW
     2002

Fourth Quarter        $ 18.99        $ 12.06
Third Quarter         $ 21.80        $ 14.30
Second Quarter        $ 29.00        $ 17.35
First Quarter         $ 33.50        $ 24.61

     2001

Fourth Quarter        $ 31.03        $ 22.77
Third Quarter         $ 32.15        $ 18.80
Second Quarter        $ 22.45        $ 11.40
First Quarter         $ 18.31        $  9.87


The closing price for the Common Stock on March 14, 2003 was $20.26. For purposes of calculating the aggregate market value of the shares of voting stock of Integra held by non-affiliates, as shown on the cover page of this report, we have assumed that all outstanding shares not held by our directors and executive officers and stockholders owning 10% or more of outstanding shares were held by non-affiliates. However, this should not be deemed to constitute an admission that any such persons are, in fact, affiliates of Integra. Further information concerning ownership of the Integra's voting stock by executive officers, directors and principal stockholders will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission.

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition and other factors deemed relevant by the Board of Directors.

The number of stockholders of record as of March 15, 2003 was approximately 600, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 5,000.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We have acquired numerous businesses and product lines during the previous four years. As a result of these acquisitions, the consolidated financial results and balance sheet data for certain of the periods presented below may not be directly comparable.

                                                                         Years Ended December 31,
                                                             2002       2001       2000       1999       1998
                                                            ------     ------     ------     ------     ------
                                                                  (in thousands, except per share data)
Operating Results:
Total revenue ..........................................   $117,822  $ 93,442   $ 71,649   $ 42,876   $ 17,561
Total operating costs and expenses (1) .................     98,635    79,156     83,370     55,256     31,741
                                                            -------    ------     ------     ------     ------
Operating income (loss) ................................     19,187    14,286    (11,721)   (12,380)   (14,180)

Interest income (expense), net .........................      3,535     1,393       (473)       294      1,250
Gain on disposition of product line ....................         --        --      1,146      4,161         --
Other income (expense), net ............................          3      (136)       201        141        588
                                                             ------    ------     ------     ------     ------
Income (loss) before income taxes ......................     22,725    15,543    (10,847)    (7,784)   (12,342)
Income tax expense (benefit) (2) .......................    (12,552)  (10,863)       108     (1,818)        --
                                                             ------    ------     ------     ------     ------
Net income (loss) before extraordinary item and
   cumulative effect of accounting change ..............     35,277    26,406    (10,955)    (5,966)   (12,342)

Extraordinary loss on the early retirement of debt,
net of income tax benefit(3) ........................            --      (243)       --         --         --
Cumulative effect of accounting change(4) ..............         --       --        (470)       --         --
                                                             ------    ------     ------     ------     ------
Net income (loss) ......................................    $35,277  $ 26,163   $(11,425)  $ (5,966)  $(12,342)
                                                             ======    ======     ======     ======     ======

Diluted net income (loss) per share ....................     $ 1.14    $ 0.94     $(0.97)    $(0.40)    $(0.77)
Weighted average shares outstanding ....................     30,895    27,796     17,553     16,802     16,139

Pro Forma Data (4):
Total revenue ..........................................                                   $ 42,974   $ 16,993
Net loss ...............................................                                     (5,868)   (12,910)
Basic and diluted net loss per share ...................                                   $  (0.40)  $  (0.80)

                                                                               December 31,
                                                             2002       2001       2000       1999       1998
                                                            ------     ------     ------     ------     ------
                                                                              (in thousands)
Financial Position(3):
Cash, cash equivalents, and marketable securities ......   $132,311  $131,036   $ 15,138   $ 23,612   $ 20,187
Total assets ...........................................    274,668   227,588     86,514     66,253     34,707
Long-term debt .........................................         --       --       4,758      7,625        --
Accumulated deficit ....................................    (44,323)  (79,600)  (105,729)   (94,304)   (88,287)
Stockholders' equity ...................................    247,597   204,056     53,781     37,989     31,366

(1) Total operating costs and expenses include the following significant special items: $2.3 million of acquired in-process research and development charges recorded in connection with acquisitions in 2002; a $13.5 million stock-based compensation charge incurred in connection with the extension of the employment of our President and Chief Executive Officer in 2000; and $2.5 million in fair value inventory charges and $1.0 million in severance costs related to acquisitions in 1999.
(2) In 2002 and 2001, respectively, Integra recognized a $20.4 million and $11.5 million deferred income tax benefit primarily related to the reduction of a portion of the valuation allowance recorded against its deferred tax assets. In 1999, Integra recognized a $1.8 million deferred income tax benefit from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.
(3) In August 2001, we issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after expenses, was $113.4 million. We subsequently used a portion of these proceeds to repay outstanding indebtedness totaling $9.3 million, for which we recorded a $243,000 extraordinary loss, net of tax, on the early retirement of debt.
(4) As the result of the adoption of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue in 2002, 2001 and 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000. Pro forma data reflects the amounts that would have been reported if SAB 101 had been retroactively applied.

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

General

Integra develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business operates globally and is divided into two segments: Integra NeuroSciences(TM) and Integra LifeSciences(TM).

Integra NeuroSciences Segment

Our Integra NeuroSciences segment comprises our businesses that primarily sell directly to healthcare providers. Through our Integra NeuroSciences segment we are a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care, a marketer of surgical instruments and devices, and a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. We sell our neurosurgery, neurotrauma, and related critical care products through a direct sales force of more than 80 people in the United States and western Europe. We market surgical instruments and other devices to plastic and reconstructive surgeons, burn surgeons, hand surgeons, ENT surgeons and other physicians through a direct sales force of eight people in the United States. Integra NeuroSupplies provides neurologists, hospitals, sleep clinics and other physicians with products used in the diagnosis and monitoring of neurological conditions and sleep disorders.

Integra LifeSciences Segment

Our Integra LifeSciences segment includes our businesses that primarily sell through strategic partners or to original equipment manufacturer customers. These businesses develop and manufacture a variety of medical products and devices, including products based on our proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. We have partnered with market leaders for the development and marketing efforts related to the majority of the products manufactured by the Integra LifeSciences segment. These products address large, diverse markets, and we believe that we can promote them more cost-effectively through leveraging marketing partners than through developing our own sales infrastructure. We have strategic alliances with Ethicon, Inc. (a division of Johnson & Johnson), Wyeth BioPharma, Medtronic Sofamor Danek, and Centerpulse.

Acquisitions

Our recent growth in product revenues reflect increased sales of existing products, sales of newly launched products and sales of acquired businesses and product lines. We have acquired ten businesses and product lines since January 1, 2000, and those acquisitions have contributed significantly to our growth.

Reported product revenues for 2002 and 2001 included the following amounts in sales of acquired product lines:

                                                  2002 Revenues    2001 Revenues
                                                  -------------    -------------
                                                       (in thousands)
Integra NeuroSciences
   Products acquired in 2002    ................    $  6,196         $    --
   Products acquired in 2001(1) ................       8,381            2,044
                                                   ----------       ----------
   Subtotal ....................................      14,577            2,044
   All other product revenues ..................      76,032           66,288
                                                   ----------       ----------
   Total Integra NeuroSciences product revenues.      90,609           68,332

Integra LifeSciences
   Products acquired in 2002 ...................    $  1,419         $    --
   All other product revenues ..................      20,597           19,576
                                                  ----------       ----------
   Total Integra LifeSciences product revenues..      22,016           19,576

Consolidated product revenues ..................    $112,625         $ 87,908

(1) Excludes sales of the LICOX(R) product in those territories where Integra NeuroSciences had exclusive distribution rights to the product prior to our acquisition of GMSmbH.

Since the beginning of 2000, we have acquired the following businesses and product lines:

In December 2002, we acquired the epilepsy monitoring and neurosurgical shunt business of the Radionics division of Tyco Healthcare Group for $3.7 million
in cash.   We are moving the manufacturing of the acquired lines to our facility in Biot, France and are selling the acquired products through our Integra NeuroSciences sales force.

In October 2002, we acquired Padgett Instruments, Inc.(R), a marketer of instruments used in reconstructive and plastic surgery, for $9.6 million in cash. Our acquisition of Padgett Instruments broadened our existing surgical customer base and allowed us to expand into new market segments. We expect to complete the consolidation of Padgett's operations into our distribution center located in Cranbury, New Jersey in March 2003.

In September 2002, we acquired certain assets, including the NeuroSensor(TM) monitor and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom ("Novus") and entered into a related development agreement pursuant to which Novus will, at its own cost, conduct certain clinical studies, continue development of an additional neuromonitoring product, and design and transfer to us a validated manufacturing process for these products. We paid Novus $3.5 million in cash at closing and agreed to pay an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from Novus' products. The NeuroSensor(TM) monitor received 510(k) clearance from the FDA in February 2002 but has not been launched, pending the results of clinical trials and other factors. We expect the Novus products to complement our existing line of brain parameter monitoring products.

In connection with the Novus acquisition, we recorded a $1.1 million in-process research and development charge for the value associated with the development of a next generation neuromonitoring system. The design and functionality of this next generation neuromonitoring system is based, in part, on certain technology employed in the NeuroSensor(TM) system that has been modified specifically for this project and which has no alternative use in the modified state. Early prototypes of this next generation neuromonitoring system have been designed and manufactured based on this modified core technology. Novus remains responsible for the costs to complete development and obtain regulatory clearance for this project, the value of which we have recorded as prepaid research and development. We estimated the value of the in-process research and development with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 15% to 20% and a 15% discount rate.

In August 2002, we acquired the neurosciences division of NMT Medical, Inc. for $5.7 million in cash. Through this acquisition, we added a range of leading differential pressure valves, including the Orbis-Sigma(R), Integra Hakim(R) and horizontal-vertical lumbar valves, and external ventricular drainage products to our neurosurgical product line. The acquired operations include a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products, and a distribution facility located in Atlanta, Georgia. We completed the consolidation of the Atlanta operations into our Cranbury, New Jersey distribution center as of September 30, 2002.

In July 2002, we acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The purchase price consisted of $2.9 million in cash, $0.5 million of deferred consideration, and royalties on future sales of products to be developed. Our acquisition of Signature Technologies gave us the capability of developing and manufacturing metal implants for our strategic partners and for our direct sale. Signature Technologies currently manufactures cranial fixation systems for sale primarily under a single contract manufacturing agreement that expires in June 2004.

In connection with this acquisition, we recorded a $1.2 million in-process research and development charge for the value associated with a project for the development of an enhanced cranial fixation system using patented technology for improved identification and delivery of certain components of the system. Signature Technologies has manufactured prototypes of this enhanced cranial fixation system and we do not expect to incur significant costs to complete development and obtain regulatory clearance to market the product. We estimated the value of the in-process research and development charge with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 10% to 35% and a 15% discount rate.

In December 2001, we acquired NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.1 million. The purchase price consisted of $0.2 million in cash, a $3.6 million note paid in January 2002, and 10,000 shares of Integra Common Stock. Integra NeuroSupplies markets a wide variety of supplies to neurologists, hospitals, sleep clinics, and other physicians in the United States as well as to original equipment manufacturers and distributors.

In April 2001, we acquired Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.9 million in cash. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. We completed the consolidation of the Satelec manufacturing operations into our Andover, England and Biot, France facilities in 2002.

In April 2001, we acquired GMSmbH, the German manufacturer of the LICOX(R) product, for $3.2 million. The purchase price consisted of $2.6 million in cash, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Integra NeuroSciences segment had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets.

In April 2000, we purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines from NMT Medical, Inc. for $11.6 million in cash. We report revenues of the cryosurgery product line in our Integra LifeSciences segment.

In January 2000, we purchased the business of Clinical Neuro Systems, Inc. for $6.8 million. The purchase price consisted of $4.0 million in cash and a $2.8 million promissory note issued to the seller, which we repaid in full in 2001. The acquired business designed and manufactured neurosurgical external ventricular drainage systems, catheters, drainage bags, and cranial access kits.

We have accounted for these acquisitions using the purchase method of accounting and have included the results of operations of each of the acquired businesses in our consolidated financial statements since its date of acquisition. The following table provides a comparison of pro forma product revenues for the years 2002 and 2001 as if all acquisitions completed after January 1, 2001 had occurred as of the beginning of that year. This pro forma product revenues data is based upon estimates of product revenues generated by the acquired businesses during the period prior to which Integra acquired them and does not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above.

                                                 2002                   2001           Growth Over Prior Year
                                          Reported  Pro Forma    Reported  Pro Forma    Reported   Pro Forma
                                          --------  ---------    --------  ---------    --------   ---------
                                                       ($ in thousands)
Integra NeuroSciences product revenues .  $ 90,609  $ 105,129    $ 68,332  $  95,761      32.6%        9.8%
Integra LifeSciences product revenues ..    22,016     23,780      19,576     22,737      12.5%        4.6%
                                          --------  ---------    --------  ---------    --------   ---------
Consolidated product revenues ..........   112,625    128,909      87,908    118,498      28.1%        8.8%
Other revenue ..........................     5,197      5,197       5,534      5,534      (0.6%)      (0.6%)
                                          --------  ---------    --------  ---------    --------   ---------
Total revenue ..........................  $117,822  $ 134,106    $ 93,442  $ 124,032      26.1%        8.1%

On March 17, 2003, we acquired JARIT(R) Surgical Instruments, Inc. (JARIT) for $44.5 million in cash, subject to a working capital adjustment and other adjustments with respect to certain income tax elections. For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT sells through a 20 person sales management force that works with over 100 distributor sales representatives.

With more than 5,000 instrument patterns and a 98% order fill rate, JARIT has developed a strong reputation as a leading provider of high-quality surgical instruments. JARIT manages its vendor relationships and purchases, packages and labels its products directly from instrument manufacturers through its facility in Tuttlingen, Germany.

The acquisition of JARIT broadens Integra's existing customer base and surgical instrument product offering and provides an opportunity to achieve operating costs savings, including the procurement of Integra's Redmond(TM)-Ruggles(TM) and Padgett Instruments Inc.(R) products directly from the instrument manufacturers.

The acquired business generated approximately $30.9 million in revenues and $7.8 million in income before income taxes for the year ended December 31, 2002. We expect to report the results of JARIT in the Integra NeuroSciences segment.

Results of Operations

As a result of our recent acquisitions, the following financial results may not be directly comparable.

                                                              Years Ended December 31,
                                                             2002       2001       2000
                                                            ------     ------     ------
                                                       (in thousands, except per share data)
Product revenue ........................................ $ 112,625   $ 87,908   $ 65,360
Total revenue ..........................................   117,822     93,442     71,649

Cost of product revenues ...............................    45,772     36,014     29,511
Gross margin on product revenues .......................    66,853     51,894     35,849
Gross margin as a percentage of product revenues .......       59%        59%        55%

Total other operating costs and expenses ...............    52,863     43,142     53,859
                                                            ------     ------     ------
Operating income (loss) ................................    19,187     14,286    (11,721)

Interest income (expense), net .........................     3,535      1,393       (473)
Gain on disposition of product line ....................        --         --      1,146
Other income (expense), net ............................         3       (136)       201
                                                            ------     ------     ------
Income (loss) before income taxes ......................    22,725     15,543    (10,847)
Income tax expense (benefit) ...........................   (12,552)   (10,863)       108
                                                            ------     ------     ------
Net income (loss) before extraordinary item and
   accounting change ...................................    35,277     26,406    (10,955)

Extraordinary loss / accounting change .................        --       (243)      (470)
                                                            ------     ------     ------
Net income (loss) ......................................  $ 35,277   $ 26,163   $(11,425)
                                                            ======     ======     ======

Diluted net income (loss) per share ....................   $  1.14    $  0.94    $ (0.97)
Weighted average shares outstanding ....................    30,895     27,796     17,553

In 2002, total revenues increased 26% over 2001 to $117.8 million, led by a 28% increase in product revenues to $112.6 million. Domestic product revenues increased $21.8 million in 2002 to $90.4 million, or 80% of total product revenues, as compared to 78% of product revenues in 2001 and 79% of product revenues in 2000. The Integra NeuroSciences segment, which reported a $21.3 million increase in total revenues to $90.7 million, a 31% increase over 2001, led the growth in total revenues and product revenues in 2002. The Integra LifeSciences segment reported a $3.1 million increase in total revenues to $27.1 million, a 13% increase over 2001.

In 2001, total revenues increased 30% over 2000 to $93.4 million, led by a 35% increase in product revenues to $87.9 million. Domestic product revenues increased $16.9 million in 2001 to $68.6 million, or 78% of total product revenues, as compared to 79% of product revenues in 2000. The Integra NeuroSciences segment, which reported an $18.9 million increase in total revenues to $69.4 million, a 37% increase over 2000, led growth in total revenues and product revenues in 2001. The Integra LifeSciences segment reported a $2.9 million increase in total revenues to $24.0 million, a 14% increase over 2000.

Gross margins as a percentage of product revenue remained unchanged between 2002 and 2001. Cost of product revenues included $447,000, $203,000, and $429,000 in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2002, 2001, and 2000, respectively. Excluding these adjustments, gross margin as a percentage of product revenues would have been 60%, 59% and 56%, in 2002, 2001 and 2000, respectively. The adjusted gross margins as a percentage of product revenue increased slightly in 2002 as the increased percentage of overall product revenues from the higher margin Integra NeuroSciences segment was offset by the lower margins in our Integra LifeSciences segment. We expect our future gross margins to benefit as the higher margin Integra NeuroSciences segment continues to grow faster than the Integra LifeSciences segment. We also have developed or are developing plans to improve gross margins by consolidating our manufacturing facilities and increasing the efficiency of various manufacturing sites.

Net income in 2002 was $35.3 million, or $1.14 per diluted share, as compared to net income of $26.2 million in 2001, or $0.94 per diluted share, and a net loss of $11.4 million in 2000, or $(0.97) per diluted share. Included in these amounts are certain charges or gains resulting from facts and circumstances that, based on our recent history and future expectations, may not recur with similar materiality or impact on continuing operations. We believe that the identification of all charges and gains that meet this criteria promotes comparability of reported financial results. The following special charges and gains were included in net income (loss) and net income (loss) per share:

Recorded in 2002
- A $20.4 million deferred income tax benefit primarily from the reduction of the valuation allowance recorded against our deferred tax assets associated with net operating loss carryforwards; and
- acquired in-process research and development charges of $2.3 million recorded in connection with acquisitions.

Recorded in 2001
- A $11.5 million deferred income tax benefit from the reduction of a portion of the valuation allowance recorded against our deferred tax assets associated with net operating loss carryforwards; and
- An extraordinary loss of $243,000, net of tax, from the early retirement of debt;

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

The following discussion of segment financial results excludes corporate general and administrative expenses and amortization of intangible assets, which are not included in the measurement of segment operating results.

INTEGRA NEUROSCIENCES SEGMENT
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                           (in thousands)
Product revenues:
   - Neuro intensive care unit ..................   31,697    $ 27,830   $ 23,521
   - Neuro operating room .......................   47,934      36,213     21,820
   - Other NeuroSciences products ...............   10,978       4,289      3,861
                                                   --------   --------   --------
Total product revenues ..........................   90,609      68,332     49,202
Other revenue ...................................      111       1,061      1,312
                                                   --------   --------   --------
Total revenue ...................................   90,720      69,393     50,514

Cost of product revenues ........................   34,263      25,973     20,485
Gross margin on product revenues ................   56,346      42,359     28,717
Gross margin as a percentage of product revenues       62%         62%        58%

Research and development expenses ...............    4,506       3,027      2,470
Acquired in-process research and development ....    2,328         --         --
Sales and marketing expenses ....................   24,340      18,750     13,165
General and administrative expenses .............    6,459       3,849      4,358
                                                   --------   --------   --------
Operating income ................................   18,824    $ 17,794   $ 10,036

Product revenues in the Integra NeuroSciences segment increased $22.3 million in 2002 to $90.6 million, a 33% increase over 2001, and included $6.2 million in sales of product lines acquired in 2002. Product revenues increased $19.1 million in 2001 to $68.3 million, a 39% increase over 2000, and included $2.0 million in sales of product lines acquired in 2001. We have generated this growth through acquisitions, new product launches, and increased direct sales and marketing efforts, both domestically and in Europe.

Increased sales of our DuraGen(R) Dural Graft Matrix accounted for most of our growth in neurosurgical operating room product revenue in 2002. Revenue from sales of neurosurgical shunt product lines acquired in 2002, offset in part by a decline in sales from our existing shunt lines, and increased sales of our NeuraGen(TM) Nerve Guide and ultrasonic aspirators also contributed to the growth in our 2002 neurosurgical operating room product revenue. Revenue from sales of drainage product lines acquired in 2002 and increased sales of our intracranial monitoring systems and existing drainage systems all contributed significantly to the growth in our neurosurgical intensive care unit product revenues in 2002. Substantially all of the growth in other neurosciences products revenue in 2002 was attributable to product lines acquired in 2002 and in December 2001.

We expect that our future growth will derive from our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and from internally developed and acquired products. We also intend to acquire businesses that complement our existing businesses and products.

Cost of product revenues included $447,000, $203,000, and $339,000 in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2002, 2001, and 2000, respectively. Excluding these adjustments, gross margin as a percentage of product revenues would have been 63%, 62% and 59%, in 2002, 2001 and 2000, respectively. The continued improvement in gross margins is primarily the result of an improved sales mix of higher margin products and increased direct sales to hospitals in Europe.

Effective January 2003, we began to sell our neurosurgical products to certain hospitals through a group purchasing organization. Group purchasing organizations use the leverage of large, organized buying groups to obtain better prices for medical products for the participating hospitals and other health care providers than might otherwise be available to these institutions individually. We expect that our participation in group purchasing organizations will improve our ability to sell our products to those participating hospitals that have not historically purchased from us.

In 2000 and 2001, other revenue consisted primarily of technology related royalties. Other revenue decreased by $950,000 in 2002 from the expiration of a technology related royalty agreement.

In 2002, we recorded $2.3 million of in-process research and development charges in connection with our acquisitions of Signature Technologies, Inc. and certain assets of Novus Monitoring Limited. Other research and development expenses increased in 2002 as a result of increased headcount and spending on product development. We expect to continue to increase our efforts and focus on product development in the future. Research and development expenses increased in 2001 primarily due to the development of a collagen hemostatic device for use in neurosurgical procedures and development costs for the NeuraGen(TM) Nerve Guide product. Excluding the in-process research and development charges recorded on the Signature and Novus acquisitions, research and development expenses represented 5%, 4%, and 5% of total product revenues in 2002, 2001, and 2000, respectively.

Sales and marketing expenses have increased significantly since 2000, consistent with the expansion of our domestic and international sales and marketing infrastructure and increased trade show activities. Sales and marketing expenses represented 27% of total product revenues in each of the years 2000 through 2002.

Since the end of 1999, we have more than doubled the size of our domestic neurosurgical sales organization to more than 80 professionals, including neurospecialists, regional managers and clinical educators. With the acquisitions of GMSmbH and Satelec Medical in April 2001 and the neurosciences division of NMT Medical in July 2002, we have a direct neurosurgical sales and marketing presence in the key markets of western Europe. Through the acquisition of Padgett Instruments in 2002 we have an eight person direct sales force in the United States that sells to plastic and reconstructive surgeons, burn surgeons, hand surgeons, ENT surgeons and other physicians. Through the acquisition of JARIT Surgical Instruments in March 2003, we have a 20 person sales management force in the United States that works with over 100 distributor sales representatives selling to virtually all surgical disciplines.

General and administrative expenses increased $2.6 million in 2002, $1.8 million of which were operating costs associated with recently acquired businesses that were not reflected in our results for the full year in 2001. General and administrative expenses decreased $509,000 in 2001, primarily as a result of the recording in 2000 of a write-off of a large distributor account and improved accounts receivable collections in 2001.

INTEGRA LIFESCIENCES SEGMENT
                                                        2002       2001       2000
                                                      --------   --------   --------
                                                              (in thousands)
Product revenues:
   - Tissue repair products ........................  $ 10,365   $  8,698   $  6,168
   - Other medical devices .........................    11,651     10,878      9,990
                                                      --------   --------   --------
Total product revenues .............................    22,016     19,576     16,158
Other revenue ......................................     5,086      4,473      4,977
                                                      --------   --------   --------
Total revenue ......................................    27,102     24,049     21,135

Cost of product revenues ...........................    11,509     10,041      9,026
Gross margin on product revenues ...................    10,507      9,535      7,132
Gross margin as a percentage of product revenues ...       48%        49%        44%

Research and development expenses ..................     3,798      4,965      5,054
Sales and marketing expenses .......................       778      1,572      2,206
General and administrative expenses ................     1,239      1,256      1,470
                                                      --------   --------   --------
Operating income ...................................   $ 9,778   $  6,215   $  3,379

Product revenues in the Integra LifeSciences segment increased $2.4 million in 2002 to $22.0 million, a 12% increase over 2001. This growth was generated primarily by increased revenues from the Absorbable Collagen Sponge component of Medtronic's recently approved InFUSE(TM) Bone Graft product. Other medical devices product revenues in 2002 included $1.4 million in sales of product lines acquired in 2002.

Product revenues in the Integra LifeSciences segment increased $3.4 million in 2001 to $19.6 million, a 21% increase over 2000. This growth was generated primarily by a $2.5 million increase in revenues from tissue repair products and a $600,000 increase in revenues from the cryosurgery product line acquired in the second quarter of 2000. The increase in sales of tissue repair products was primarily generated by higher sales of the INTEGRA(R) Dermal Regeneration Template and our Absorbable Collagen Sponge.

Gross margins decreased slightly in 2002 from 2001 as unfavorable manufacturing overhead variances and the inclusion of lower margin Signature Technologies products offset the effect of increased sales of our higher margin products. We have identified and corrected the source of 2002's unfavorable manufacturing variances.

Other revenue consists of research and development funding from strategic partners and government grants, and license, distribution, and other event-related revenues from strategic partners and other third parties. Other revenue increased by $613,000 in 2002 as the receipt of $1.0 million in event related payments offset a decline in government grant funding. The decline in other revenue in 2001 was primarily the result of $1.5 million of event-related revenues received in 2000, as compared to none in 2001, partially offset by higher research and development funding received in 2001. Other revenue includes $2.0 million per year in research and development funding related to our strategic alliance with Ethicon. The Ethicon Agreement provides us with research funding of $2.0 million per year through the year 2004. After 2004, funding amounts are based on a percentage of net revenues of the INTEGRA(R) Dermal Regeneration Template.

In 2002, the FDA approved a Premarket Approval ("PMA") supplement to permit the marketing of the INTEGRA(R) Dermal Regeneration Template for the repair of scar contractures in patients who have already recovered from their initial wound. In 2002 we also received FDA 510(k) clearance to sell related products, Integra(TM) Bilayer Matrix Wound Dressing and Integra(TM) Matrix Wound Dressing, for the dressing of wounds, including chronic wounds. We are continuing to work with Ethicon to obtain additional marketing indications for the INTEGRA(R) product.

Although the research, development and distribution agreements with our strategic partners provide us with funding when certain events occur, such as advances in research programs, critical publications or product approvals, the timing of these event payments is uncertain and difficult to predict.

Research and development expense declined $1.2 million in 2002 from reduced spending on INTEGRA(R) Dermal Regeneration Template and a $0.5 million decrease in government grants for research. The decrease in research and development expenses in 2001 was the result of the termination of a program with a partner to develop a product to regenerate articular cartilage, partially offset by increased spending on programs with our other development partners.

Our strategic marketing partners and distributors are primarily responsible for sales and marketing activities in the Integra LifeSciences segment. Sales and marketing costs have decreased since 2000 as a result of the transition of INTEGRA(R) Dermal Regeneration Template selling and marketing activities to Ethicon in June 1999 and lower distributor selling costs.

In 2002, we sold $4.2 million of INTEGRA(r) Dermal Regeneration Template to Ethicon and received $2.0 million in research payments and $1.0 million in clinical and regulatory event payments that were recorded in other revenue.

Ethicon has not been successful in selling the minimum amounts of INTEGRA(R) Dermal Regeneration Template specified in its agreement with us. In addition, we have notified Ethicon that certain clinical and regulatory events have been achieved under the agreement and that payments for the achievement of those events is due to us. Ethicon has informed us that it disagrees that the clinical and regulatory events in question have been achieved, and that it does not intend to make the payments we have demanded. In addition, Ethicon has informed us that if we do not agree to substantial amendments to its agreement with us, it will consider alternatives that may include exercising its right to terminate the agreement.

The agreement requires Ethicon to give us notice one year in advance of a termination of the agreement, during which time Ethicon is required to continue to comply with the terms of the contract. At the end of that period, Ethicon may be required to pay additional amounts based on the termination provisions of the agreement and is required to cooperate in the transfer of the business back to Integra. Additionally, Ethicon may apply the value of any minimum payments in excess of actual product purchases against future purchases of products for sale on a non-exclusive basis for a specified period of time.

If Ethicon does terminate the agreement or if we determine that Ethicon is in breach of the agreement and we terminate the agreement, there is no assurance that we will be able to recover the money that we believe Ethicon is obligated to pay us under the agreement. If Ethicon does give us notice that it will terminate the agreement, it is possible that Ethicon will diminish its sales and marketing efforts for the product during the one-year notice period and that its sales will decline as a result. In addition, we may not be successful in sustaining or restoring the sales of the INTEGRA(R) Dermal Regeneration Template at current levels after the termination date. Finally, if Ethicon terminates the agreement it is possible that we may become involved in litigation with Ethicon, which could also impair our ability to sell products under our other agreements with Ethicon, including the BioPatch(R) and Instat(R) products.

CORPORATE EXPENSES AND AMORTIZATION
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (in thousands)
Total segment operating costs and expenses ...............   $ 89,220    $ 69,433    $ 58,234
Corporate general and administrative expenses ............      7,771       6,939      22,655
Amortization .............................................      1,644       2,784       2,481
                                                             --------    --------    --------
Consolidated total operating expenses ....................   $ 98,635    $ 79,156    $ 83,370

Corporate general and administrative expenses increased by $832,000 in 2002 primarily as a result of increased facility rent at our expanded corporate headquarters and higher insurance and legal costs.

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

Amortization expense decreased in 2002 because of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets",
which requires that goodwill no longer be amortized.   Excluding the effect of
the recently acquired Jarit Instruments business, annual amortization expense is expected to approximate $2.1 million in both 2003 and 2004, $1.8 million in both 2005 and 2006, and $1.6 million in 2007.

NON-OPERATING INCOME AND EXPENSES

In August 2001, we raised $113.4 million from a follow-on public offering of 4.7 million shares of common stock, of which $9.3 million was subsequently used to repay all outstanding indebtedness. Accordingly, net interest income in 2002 increased to $3.5 million, as compared to net interest income of $1.4 million in 2001 and net interest expense of $473,000 in 2000.

We recorded a $1.1 million pre-tax gain on the disposition of two product lines in 2000.


INCOME TAXES

Since 1999, we have generated positive taxable income on a cumulative basis. In light of this trend, our current projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, we concluded in the fourth quarter of 2001 that we no longer needed to maintain a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences. We reduced the valuation allowance by $12.0 million in 2001 because we believed that it was more likely than not that we would realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001. The $12.0 million reduction in the valuation allowance consisted of an $11.5 million deferred income tax benefit and a $450,000 credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options.

In the fourth quarter of 2002, we reduced the remaining valuation allowance recorded against net operating loss carryforwards by $23.4 million, which reflected our estimate of additional tax benefits that we expect to realize in the future. The $23.4 million reduction in the valuation allowance consisted of a $20.4 million deferred income tax benefit and a $3.0 million credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options. A valuation allowance of $7.7 million is recorded against the remaining $32.9 million of net deferred tax assets recorded at December 31, 2002. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

The net change in the Company's valuation allowance was $(26.7) million, $(10.4) million, and $3.3 million, in 2002, 2001, and 2000, respectively. Included in the 2002 reduction was the write off of the valuation allowance associated with $3.3 million of deferred tax assets which the Company wrote off because they are no longer expected to be utilizable.

At December 31, 2002, we had net operating loss carryforwards of approximately $74.4 million and $19.8 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2013 and 2010, respectively. New Jersey has imposed a moratorium on the ability of corporations to use their net operating loss carryforwards to reduce their New Jersey state tax obligations. In 2000, we recognized a tax benefit of $467,000 from the sale of certain state net operating loss carryforwards through a special program offered by the State of New Jersey.

At December 31, 2002, several of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

International Product Revenues and Operations

Because we have operations based in Europe and we generate certain revenues and incur certain operating expenses in British Pounds and the Euro, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

Currently, we do not use derivative financial instruments to manage foreign currency risk. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If this potential impact is believed to present a significant risk to our business, we may enter into derivative financial instruments, including forward contracts to purchase or sell foreign currencies, to mitigate this risk.

Additionally, we generate significant revenues outside the United States, a substantial portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased compared to the local currency.

Our sales to foreign markets may be affected by local economic conditions. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Product revenues by major geographic area are summarized below:

                          United                     Asia         Other
                          States       Europe       Pacific      Foreign    Consolidated
                        ----------   ----------   ----------   ----------   ------------
                                                (in thousands)
Product revenues:
2002 ................. $   90,422    $  14,737    $   4,062    $   3,404    $  112,625
2001 .................     68,612       10,577        4,838        3,881        87,908
2000 .................     51,752        6,759        4,628        2,221        65,360

In 2002, product revenues from customers outside the United States totaled $22.2 million, or 20% of consolidated product revenues, of which approximately 66% were to European customers. Of this amount, $13.4 million of these revenues were generated in foreign currencies from our foreign-based subsidiaries in the United Kingdom, Germany and France. We expect revenues from customers outside the United States and expenses and revenues denominated in foreign currencies to increase in absolute terms, but not as a proportion of our total revenues, in 2003 as our acquisition of a significant facility in France in July 2002 and our continued expansion of our European sales force offset the effect of our recent acquisitions of entities that sell solely in the United States.

In 2001, revenues from customers outside the United States totaled $19.3 million, or 22% of consolidated product revenues, of which approximately 55% were to European customers. Of this amount, $7.2 million of these revenues were generated in foreign currencies from our foreign subsidiaries in the United Kingdom, Germany and France.

In 2000, revenues from customers outside the United States totaled $13.6 million, or 21% of consolidated product revenues, of which approximately 50% were to European customers. Of this amount, $3.2 million of these revenues were generated in foreign currencies from our subsidiary based in the United Kingdom, which was acquired in April 2000.

Liquidity And Capital Resources

Historically, we have funded our operations primarily through private and public offerings of equity securities, product revenues, research and collaboration funding, borrowings under a revolving credit line and cash acquired in connection with business acquisitions and dispositions. Since 1999, we have substantially reduced our net use of cash from operations and, in 2002 and 2001, we generated positive operating cash flows of $32.0 million and $15.7 million, respectively. Operating cash flows improved in 2002 as a result of higher net income and improved working capital management.

Our principal uses of funds in 2002 were $25.0 million for business acquisitions, the repayment of a $3.6 million note given to a seller as consideration for the acquisition of NeuroSupplies, Inc. and $2.3 million for purchases of property and equipment. Principal sources of funds were approximately $3.3 million from the issuance of common stock and $32.0 million of positive operating cash flow.

On August 13, 2001, we issued 4.7 million shares of common stock in a public offering at $25.50 per share. The net proceeds generated by the offering, after expenses, were $113.4 million. With the proceeds from the public offering of common stock, we repaid all outstanding debt, including $7.9 million of bank loans and $1.4 million payable under the terms of a promissory note, in the third quarter of 2001. Additionally, a related term loan and revolving credit facility was terminated in August 2001. We had no debt outstanding at December 31, 2002.

At December 31, 2002, we had cash, cash equivalents and marketable securities totaling $132.3 million. Investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations in the short term. However, given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position and future financial results could change significantly if we were to complete a business acquisition by utilizing a significant portion of our liquid assets. On March 17, 2003, we used $44.5 million to acquire the business of JARIT Instruments.

Excluding the effect of the acquisition of JARIT Surgical Instruments in March 2003, we are obligated to pay approximately $2.5 million and $2.2 million in 2003 and 2004 respectively, under the terms of operating lease agreements for our facilities. Thereafter, through 2012, we are contractually obligated to pay an aggregate of $6.1 million in total lease costs. We may be obligated to pay Novus an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from Novus' products. Additionally, we are obligated to pay royalties based on sales of certain of our products, including $0.3 million in future guaranteed minimum royalty payments to the seller of the GMSmbH business. We have no other significant future contractual obligations.

In February 2003, our Board of Directors authorized us to repurchase up to one million shares of our common stock for an aggregate cost not to exceed $15.0 million. We may repurchase shares under this program through February 2004 either in the open market or in privately negotiated transactions. During 2002, we repurchased 100,000 shares of our stock for an aggregate purchase price of $1.8 million under a previously authorized share repurchase program.

Use of Estimates and Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations and acquired in-process research and development charges, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

We record a provision for estimated sales returns and allowances on product revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and other known factors. Actual returns could be different from our estimates and the related provisions for sales returns and allowances, resulting in future changes to the sales returns and allowances provision.

Inventories. Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined on the first-in, first-out method, or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf life expiration. Our evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent that we determine there are excess, obsolete or expired inventory quantities, we record valuation reserves against all or a portion of the value of the related products. If future demand or market conditions are different than our projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of revenues in the period the revision is made.

Long-Lived Assets. We review long-lived assets to be held and used, including property, plant, and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of long-lived assets to be held and used by comparing its carrying value with the projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, we calculate the amount of such impairment based on the estimated fair value of the asset. We record impairments to long-lived assets to be disposed of based upon the fair value of the applicable assets. If future events that would trigger an impairment review occur or we change our estimates of projected future undiscounted net cash flows related to long-lived assets to be held and used, we may need to record an impairment charge.

Goodwill. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in January 2002, our assessment of the recoverability of goodwill changed to a method based upon a comparison of the carrying value of the reporting units to which goodwill is assigned with its respective fair value. We completed our initial impairment review for goodwill as of June 30, 2002 and determined that our reporting unit goodwill was not impaired. If future events that would trigger an impairment review occur or we change our estimates of the fair value of our reporting units, we may need to record an impairment charge.

Acquired In-Process Research and Development Charges.   In-process research and
development charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the in-process research and development project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value.

Depreciation And Amortization Periods. We provide for depreciation and amortization using the straight-line method over the estimated useful lives of property, plant and equipment and other intangible assets. We base the determination of these useful lives on the period over which we expect the related assets to contribute to our cash flows. If our assessment of the useful lives of these long-lived assets changes, we may change future depreciation and amortization expense.

Income Taxes. We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered our projections for future taxable earnings and the expected timing of the reversal of deductible temporary differences in determining the need for a valuation allowance. In 2002, this analysis resulted in our reducing the recorded valuation allowance by $23.4 million. In the event that we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance in the period we make such a determination. We would record the adjustment in the earnings of such period or, to the extent the valuation allowance relates to tax benefits from the exercise of stock options, as a credit to additional paid-in capital.

Revenue Recognition. We recognize product sales when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. We recognize research grant revenue when the related expenses are incurred. Under the terms of existing research grants, we are reimbursed for allowable direct and indirect research expenses. We recognize royalty revenue over the period our customers sell the royalty products and the amount earned by Integra is fixed and determinable. We recognize non-refundable fees received under research, licensing and distribution arrangements as revenue when received if we have no continuing obligations to the other party. For those arrangements where we have continuing performance obligations, we recognize revenue using the lesser of the amount of non-refundable cash received or the result achieved using percentage of completion accounting based upon our estimated cost to complete these obligations. If our estimates of the costs to complete these obligations change, we may change the amount of revenue we recognized for fees received under research, licensing and distribution arrangements where we have continuing performance obligations.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial risk from changes in foreign exchange rates and interest rates.

Foreign Currency Exchange

A discussion of foreign currency exchange risks is provided under the caption "International Product Revenues and Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Interest Rate and Credit Risk

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at December 31, 2002 would increase or decrease interest income by approximately $1.3 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 14 - Selected Quarterly Information - Unaudited.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management, and Item 13 Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 21, 2003, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, our Chief Executive Officer and Senior Vice President, Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Senior Vice President, Finance concluded that our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Senior Vice President, Finance completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements and financial statement schedule are filed as a part of this report.

Report of Independent Accountants .......................................   F-1

Consolidated Statements of Operations for the years ended
 December 31, 2002, 2001, and 2000 ......................................   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 ............   F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001, and 2000 ......................................   F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 2002, 2001, and 2000 ..................   F-5

Notes to Consolidated Financial Statements ..............................   F-6

Report of Independent Accountants on Financial Statement Schedule .......   F-28

Financial Statement Schedule ............................................   F-29

2. All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

                                                                       Exhibit in
                                                                   Incorporated Filing
                                                                   -------------------
3.1(a)   Amended and Restated Certificate of Incorporation of
         the Company (2)                                              (Exh. 3.1)

3.1(b)   Certificate of Amendment to Amended and Restated
         Certificate of Incorporation dated May 23, 1998 (3)          (Exh. 3.1(b)

3.2      Amended and Restated By-laws of the Company (7)              (Exh. 3)

4.1      Stock Option Grant and Agreement dated December 27,
         1997 between the Company and Stuart M. Essig*(7)             (Exh. 10.2)

4.2      Restricted Units Agreement dated December 27, 1997
         between the Company and Stuart M. Essig* (7)                 (Exh. 10.3)

4.3      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (12)                        (Exh. 4.1)

4.4      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (12)                        (Exh. 4.2)

4.5      Restricted Units Agreement dated December 22, 2000
         between Integra LifeSciences Holdings Corporation and
         Stuart M. Essig* (12)                                        (Exh. 4.3)

10.1     Lease between Plainsboro Associates and American
         Biomaterials Corporation dated as of April 16, 1985,
         as assigned to Colla-Tec, Inc. on October 24, 1989
         and as amended through November 1, 1992 (2)                  (Exh. 10.30)

10.2     Equipment Lease Agreement between Medicus Corporation
         and the Company, dated as of June 1, 2000. (11)              (Exh. 10.1)

10.3     Form of Indemnification Agreement between the Company
         and [ ] dated August 16, 1995, including a schedule
         identifying the individuals that are a party to such
         Indemnification Agreements(4)                                (Exh. 10.37)

10.4     1993 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (2)                                             (Exh. 10.32)

10.5     1996 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (5)                                             (Exh. 4.3)

10.6     Amendment to 1996 Incentive Stock Option and
         Non-Qualified Stock Option Plan* (7)                         (Exh. 10.4)

10.7     1998 Stock Option Plan* (6)                                  (Exh. 10.2)

10.8     1999 Stock Option Plan* (9)                                  (Exh. 10.13)

10.9     Employee Stock Purchase Plan* (6)                            (Exh. 10.1)

10.10    Deferred Compensation Plan* (9)                              (Exh. 10.15)

10.11    2000 Equity Incentive Plan* (13)                             (Exh. 10.17)

10.12    2001 Equity Incentive Plan (14)                              (Exh. 4)

10.13    Amended and Restated Employment Agreement dated
         December 22, 2000 between Integra LifeSciences
         Holdings Corporation and Stuart M. Essig* (12)               (Exh. 10.1)

10.14    Indemnity letter agreement dated December 27, 1997
         from the Company to Stuart M. Essig* (7)                     (Exh. 10.5)

10.15    Registration Rights Provisions* (12)                         (Exh. 10.2)

10.16    Employment Agreement between John B. Henneman, III
         and the Company dated September 10, 2002* (15)               (Exh. 10.2)

10.17    Employment Agreement between Judith O'Grady and the
         Company dated February 20, 2003* (1)

10.18    Employment Agreement between David B. Holtz and the
         Company dated September 10, 2002* (15)                       (Exh. 10.1)

10.19    Employment Agreement between Michael D. Pierschbacher
         and the Company dated December 31, 1998* (10)                (Exh. 10.8)

10.20    Employment Agreement between Donald R. Nociolo and
         the Company dated December 31, 1998* (10)                    (Exh. 10.9)

10.21    Supply, Distribution and Collaboration Agreement
         between Integra LifeSciences Corporation and Johnson
         & Johnson Medical, a Division of Ethicon, Inc. dated
         as of June 3, 1999, certain portions of which are
         subject to a request for confidential treatment under
         Rule 24b-2 of the Securities Exchange Act of 1934. (8)       (Exh. 10.1)

10.22    Lease Contract dated June 30, 1994 between the Puerto
         Rico Industrial Development Company and Heyer-Schulte
         NeuroCare, Inc. (9)                                          (Exh. 10.32)

10.23    Industrial Real Estate Triple Net Sublease dated
         April 1, 1993 between GAP Portfolio Partners and
         Camino Laboratories. (9)                                     (Exh. 10.33)

10.24    Industrial Real Estate Triple Net Sublease dated
         January 15, 1997 between Sorrento Montana, L.P. and
         Camino NeuroCare, Inc. (9)                                   (Exh. 10.34)

21       Subsidiaries of the Company (1)

23       Consent of PricewaterhouseCoopers LLP (1)

99       Certifications (1)

* Indicates a management contract or compensatory plan or arrangement.

**      Schedules and other attachments to the indicated exhibit were omitted.
The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1) Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995.
(3) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996.
(5) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-06577) which became effective on June 22, 1996.
(6) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-58235) which became effective on June 30, 1998.
(7) Incorporated by reference to the indicated exhibit to the Company's
Report on Form 8-K filed on February 3, 1998.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2000.
(12) Incorporated by reference to the indicated exhibit to the Company's
Report on Form 8-K filed on January 8, 2001.
(13) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
(14) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-73512) which became effective on November 16, 2001.
(15) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30,2002.

(b) Reports on Form 8-K.

On December 6, 2002, we filed with the Securities and Exchange Commission a Report on Form 8-K with respect to the amendment of a previously executed sales plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, by the Chief Executive Officer of the Company.

On December 13, 2002, we filed with the Securities and Exchange Commission a Report on Form 8-K with respect to the execution of a sales plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, by an Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March, 2003.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION



By: /s/ Stuart M. Essig
-----------------------------
Stuart M. Essig
President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated, on the 20th day of March, 2003.



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

/s/ David Auth                      Director
--------------------------------
David Auth

/s/ Neal Moszkowski                 Director
--------------------------------
Neal Moszkowski

/s/ James M. Sullivan               Director
--------------------------------
James M. Sullivan

CERTIFICATIONS

I, Stuart M. Essig, certify that:

1. I have reviewed this annual report on Form 10-K of Integra LifeSciences Holdings Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003          By:  /s/  Stuart M. Essig
                                  -----------------------
                                  Stuart M. Essig
                                  Chief Executive Officer

I, David B. Holtz, certify that:

1. I have reviewed this annual report on Form 10-K of Integra LifeSciences Holdings Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 20, 2003          By:  /s/  David B. Holtz
                                  --------------------
                                  David B. Holtz
                                  Sr. Vice President, Finance and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries (the Company) at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed more fully in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for nonrefundable fees received under its various research, license and distribution agreements.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2003, except Note 15 for which the date is March 17, 2003


                                      F1

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

                                                        Years Ended December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
REVENUES
Product revenue .................................   $112,625    $ 87,908    $ 65,360
Other revenue ...................................      5,197       5,534       6,289
                                                    --------    --------    --------
    Total revenue ...............................    117,822      93,442      71,649

COSTS AND EXPENSES
Cost of product revenue .........................     45,772      36,014      29,511
Research and development ........................      8,304       7,992       7,524
Acquired in-process research and development ....      2,328         --          --
Selling and marketing ...........................     25,118      20,322      15,371
General and administrative ......................     15,469      12,044      28,483
Amortization ....................................      1,644       2,784       2,481
                                                    --------    --------    --------
    Total costs and expenses ....................     98,635      79,156      83,370

Operating income (loss) .........................     19,187      14,286     (11,721)

Interest income (expense), net ..................      3,535       1,393        (473)
Gain on dispositions of product lines ...........        --          --        1,146
Other income (expense), net .....................          3        (136)        201
                                                    --------    --------    --------
Income (loss) before income taxes ...............     22,725      15,543     (10,847)

Income tax expense (benefit) ....................    (12,552)    (10,863)        108
                                                    --------    --------    --------
Income (loss) before extraordinary loss and
   cumulative effect of accounting change .......     35,277      26,406     (10,955)

Extraordinary loss on early retirement of debt,
   net of income tax benefit ....................         --        (243)         --
Cumulative effect of accounting change ..........         --          --        (470)
                                                    --------    --------    --------
Net income (loss) ...............................   $ 35,277    $ 26,163    $(11,425)
                                                    ========    ========    ========


   Basic net income (loss) per share before
     extraordinary loss and cumulative effect
     of accounting change .......................   $   1.21    $   1.09    $  (0.95)
   Basic net income (loss) per share ............   $   1.21    $   1.08    $  (0.97)

   Diluted net income (loss) per share before
     extraordinary loss and cumulative effect
     of accounting change .......................   $   1.14    $   0.95    $  (0.95)
   Diluted net income (loss) per share ..........   $   1.14    $   0.94    $  (0.97)

Weighted average common shares outstanding:
   Basic ........................................     29,021      23,353      17,553
   Diluted ......................................     30,895      27,796      17,553




The accompanying notes are an integral part of these consolidated financial statements

                                      F2

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

                                                                            December 31,
                                                                      -----------------------
 ASSETS                                                                 2002          2001
                                                                      ---------    ---------
Current Assets:
  Cash and cash equivalents ......................................    $  43,583    $  44,518
  Short-term investments .........................................       55,278       22,183
  Trade accounts receivable, net of allowances
      of $1,387 and $1,403 .......................................       19,412       14,024
  Inventories ....................................................       28,502       24,329
  Prepaid expenses and other current assets ......................        5,498        2,898
                                                                      ---------    ---------
      Total current assets .......................................      152,273      107,952

 Noncurrent investments ..........................................       33,450       64,335
 Property, plant, and equipment, net .............................       16,556       11,662
 Deferred income taxes, net ......................................       25,218       10,243
 Goodwill, net ...................................................       22,073       14,627
 Intangible assets, net ..........................................       23,091       16,898
 Other assets ....................................................        2,007        1,871
                                                                      ---------    ---------
Total assets .....................................................    $ 274,668    $ 227,588
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ................................................    $     --     $   3,576
  Accounts payable, trade ........................................        3,764        2,924
  Income taxes payable ...........................................          --         1,481
  Customer advances and deposits .................................        7,908        4,843
  Deferred revenue ...............................................          816          772
  Accrued expenses and other current liabilities .................        9,433        5,550
                                                                      ---------    ---------
      Total current liabilities ..................................       21,921       19,146

 Deferred revenue ................................................        3,263        3,949
 Other liabilities ...............................................        1,887          437
                                                                      ---------    ---------
Total liabilities ................................................       27,071       23,532

Commitments and contingencies

Stockholders' Equity:

  Preferred stock; $0.01 par value; 15,000 authorized shares; 0
     and 54 Series C Convertible shares issued and outstanding ...          --             1
  Common stock; $.01 par value; 60,000 authorized shares; 27,204
     and 26,129 issued and outstanding ...........................          272          261
  Additional paid-in capital .....................................      292,007      284,021
  Treasury stock, at cost; 106 and 6 shares ......................       (1,812)         (51)
  Other ..........................................................          (15)         (37)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities ............          861          237
     Foreign currency translation adjustment .....................        1,618         (776)
     Minimum pension liability adjustment ........................       (1,011)         --
  Accumulated deficit ............................................      (44,323)     (79,600)
                                                                      ---------    ---------
    Total stockholders' equity ...................................      247,597      204,056
                                                                      ---------    ---------
 Total liabilities and stockholders' equity ......................    $ 274,668    $ 227,588
                                                                      =========    =========


The accompanying notes are an integral part of these consolidated financial statements

                                      F3

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

                                                                     Years Ended December 31,
                                                                 ------------------------------
                                                                   2002       2001       2000
                                                                 --------   --------   --------
OPERATING ACTIVITIES:
    Net income (loss) ......................................... $  35,277   $ 26,163   $(11,425)
    Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
     Depreciation and amortization ............................     5,020      5,959      5,357
     Loss (gain) on sale of product line and other assets .....        28        --      (1,316)
     In process research and development charge ...............     2,328        --         --
     Loss on early retirement of debt .........................        --        256        --
     Deferred tax benefit .....................................   (13,401)   (12,085)       --
     Amortization of discount and premium on investments ......     2,142        298       (181)
     Stock based compensation .................................        31         29     13,587
     Other, net ...............................................       129        158         43
     Changes in assets and liabilities, net of business
          acquisitions:
       Accounts receivable ....................................    (2,109)        98     (3,475)
       Inventories ............................................     1,153     (6,987)    (3,061)
       Prepaid expenses and other current assets ..............    (1,131)    (1,443)      (571)
       Non-current assets .....................................       185      1,858     (3,565)
       Accounts payable, accrued expenses and other
          liabilities .................................               (90)      (941)     2,831
       Customer advances and deposits .........................     2,565      4,020     (3,078)
       Deferred revenue .......................................      (142)    (1,682)      (106)
                                                                 --------   --------   --------
     Net cash provided by (used in) operating activities ......  $ 31,985     15,701     (4,960)
                                                                 --------   --------   --------
INVESTING ACTIVITIES:
    Proceeds from sale of product line and other assets .......        --        --      1,600
    Proceeds from the maturities of investments ...............    35,402      3,000     16,981
    Purchases of available for sale investments ...............   (39,113)   (88,533)   (13,391)
    Purchases of property and equipment .......................    (2,254)    (2,860)    (3,268)
    Cash used in business acquisitions, net of cash acquired ..   (25,015)    (6,348)   (16,187)
    Loans made ................................................        --        --       (238)
                                                                 --------   --------   --------
     Net cash used in investing activities ....................  $(30,980)   (94,741)   (14,503)
                                                                 --------   --------   --------
FINANCING ACTIVITIES:
    Net proceeds (repayments) from revolving credit facility ..        --     (3,147)     3,143
    Repayments of term loan ...................................    (3,600)    (7,705)    (2,250)
    Repayment of note payable .................................        --     (2,800)       --
    Proceeds from sales of preferred stock and warrants .......        --        --       5,375
    Proceeds from the issuance of common stock ................        --    113,433      5,000
    Proceeds from exercise of common stock purchase warrants ..        --      3,616         50
    Proceeds from stock issued under employee benefit plans ...     3,323      6,060      3,156
    Purchases of treasury stock ...............................    (1,761)       --        (170)
    Collection of related party note receivable ...............        --        --          35
    Preferred stock dividends paid ............................        --        --         (67)
                                                                 --------   --------   --------
     Net cash (used in) provided by financing activities ......  $ (2,038)   109,457     14,272

Effect of exchange rate changes on cash and cash equivalents ..        98         15        (24)
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents ..........  $   (935)    30,432     (5,215)
Cash and cash equivalents at beginning of period ..............    44,518     14,086     19,301
                                                                 --------   --------   --------
Cash and cash equivalents at end of period ....................  $ 43,583   $ 44,518   $ 14,086
                                                                 ========   ========   ========

Cash paid during the year for interest ........................  $     20   $    778   $    922
Cash paid during the year for income taxes ....................     1,435        928        508



The accompanying notes are an integral part of these consolidated financial statements


                                      F4

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
                                                                                                  Accumulated
                                                                            Additional               Other
                                              Preferred  Common   Treasury   Paid-In             Comprehensive Accumulated   Total
                                                Stock     Stock     Stock    Capital     Other   Income (Loss)   Deficit     Equity
                                              --------- --------- --------- ---------- --------- ------------- ----------- ---------
Balance, December 31, 1999 .................. $      6  $    161  $     (7) $ 132,340  $   (143)  $      (64) $  (94,304) $  37,989

Net loss ....................................                                                                    (11,425)   (11,425)
Unrealized losses on investments ............                                                            (32)                   (32)
Foreign currency translation ................                                                           (457)                  (457)
                                                                                                                           ---------
       Total comprehensive loss .............                                                                              $(11,914)
                                                                                                                           =========
Issuance of 54 shares of Series C Preferred
   Stock and warrants .......................        1                          5,374                                         5,375
Conversion of 500 shares of Series A
   Preferred Stock into 250 shares of
   common stock .............................       (5)        3                    2                                            --
Private placement of 333 shares of common
   stock ....................................                  3                4,997                                         5,000
Issuance of 564 shares of common stock
  through employee benefit plans ............                  6                3,201                                         3,207
Warrants exercised for cash .................                                      50                                            50
Issuance of 45 shares of common stock in
  settlement of obligation ..................                                     641                                           641
Amortization of unearned compensation .......                                                72                                  72
Tax benefit related to stock optio
   exercises ................................                                      51                                            51
Issuance of 1,250 Restricted Units ..........                                  13,515                                        13,515
Unearned compensation related to
  Non-employee stock options ................                                      30       (30)                                 --
Dividends paid on Series A Preferred Stock ..                                     (67)                                          (67)
Repurchase 19 shares of common stock ........                         (173)                                                    (173)
Collection of related party note ............                                                35                                  35

Balance, December 31, 2000 ..................        2       173      (180)   160,134       (66)       (553)   (105,729)     53,781
                                              ========= ========= ========= ========== ========= ============= =========== =========

Net income ..................................                                                                    26,163      26,163
Unrealized gains on investments (1) .........                                                                       333         333
Foreign currency translation ................                                                                      (319)       (319)
                                                                                                                           ---------
       Total comprehensive income............                                                                              $ 26,177
                                                                                                                           =========
Conversion of 100 shares of Series B
  Preferred Stock into 2,618 shares of
   common stock .............................       (1)       26                  (25)                                           --
Public offering of 4,748 shares of
  common stock ..............................                 48              113,385                                       113,433
Issuance of 879 shares of common stock
  through employee benefit plans ............                  9      129       5,998                                (34)     6,102
Warrants exercised for cash .................                  5                3,611                                         3,616
Issuance of 10 shares of common stock in
  acquisition ...............................                                     276                                           276
Amortization of unearned compensation .......                                                29                                 29
Tax benefit related to stock option
   exercises ................................                                     642                                           642

Balance, December 31, 2001 ..................        1        261     (51)    284,021       (37)      (539)      (79,600) $ 204,056
                                              ========= ========= ========= ========== ========= ============ =========== ==========

Net income ..................................                                                                     35,277     35,277
Unrealized gains on investments ............                                                           624                      624
Foreign currency translation ................                                                        2,394                    2,394
Minimum pension liability adjustment, net
   of  tax ..................................                                                       (1,011)                  (1,011)
                                                                                                                           ---------
       Total comprehensive income ...........                                                                              $ 37,284
                                                                                                                           =========
Conversion of 54 shares of Series C
   Preferred Stock into 600 shares of
   common stock .............................      (1)         6                   (5)                                          --
Issuance of 475 shares of common stock
  through employee benefit plans ............                  5                3,288                                        3,293
Amortization of unearned compensation .......                                       9        22                                 31
Tax benefit related to stock option
   exercises ................................                                   4,694                                        4,694
Repurchase 100 shares of common stock .......                       (1,761)                                                 (1,761)

Balance, December 31, 2002 .................. $    --   $    272  $ (1,812) $ 292,007 $    (15)  $   1,468    $  (44,323) $247,597
                                              ========= ========= ========= ========== ========= ===========  =========== =========

(1) Includes $95 reclassification adjustment for other than temporary impairment of available for sale securities


The accompanying notes are an integral part of these consolidated financial statements





                                      F5

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. Our business is divided into two segments:
Integra NeuroSciences(TM) and Integra LifeSciences(TM).

The Integra NeuroSciences segment includes our businesses that primarily sell directly to healthcare providers. It is a leading provider of implants, devices, and systems used in neurosurgery, neurotrauma, and related critical care and is a distributor of disposables and supplies used in the diagnosis and monitoring of neurological disorders. The segment also includes our Padgett Instruments business, which sells instruments and other devices to plastic and reconstructive surgeons, burn surgeons, ENT surgeons and other physicians.

Our Integra LifeSciences segment includes our businesses that primarily sell through intermediaries such as strategic partners or OEM customers. Integra LifeSciences develops and manufactures a variety of medical products and devices, including products based on our proprietary tissue regeneration technology that are used to treat soft tissue and orthopedic conditions. For the majority of the products manufactured by the Integra LifeSciences segment, we have partnered with market leaders for the development and marketing efforts related to these products.

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

FINANCIAL INSTRUMENTS

Investments in marketable debt and equity securities are classified and accounted for as available-for-sale securities and are carried at fair value, which was based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on the specific identification cost basis and reported in other income (expense), net. Investment balances as of December 31, 2002 and 2001 were as follows:

                                                      Unrealized      Fair
                                            Cost    Gains   Losses    Value    Maturity
                                          -------  -------  -------  -------  ----------
                                                        (in thousands)
2002:
-----
Marketable debt securities, current.....  $54,695  $   504  $    (1) $55,198  less than 1 year
Marketable equity securities ...........       60       21       (1)      80
Marketable debt securities, non-current.   33,112      347       (9)  33,450  less than 40 months
                                          -------  -------  -------  -------
                                          $87,867  $   872  $   (11) $88,728
2001:
-----
Marketable debt securities, current.....  $22,092  $    53  $   (35) $22,110  less than 1 year
Marketable equity securities ...........       78        3       (8)      73
Marketable debt securities, non-current.   64,111      357     (133)  64,335  less than 30 months
                                          -------  -------  -------  -------
                                          $86,281  $   413  $  (176) $86,518

The carrying values of all other financial instruments were not materially different from their estimated fair values.

                                      F6

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records a provision for estimated returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors.

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, determined on the first-in, first-out method, or market. Inventories consisted of the following:

                                               December 31,
                                             2002       2001
                                          ---------- ----------
                                             (in thousands)
Finished goods ..........................  $ 19,198   $ 13,277
Work in process .........................     3,019      3,493
Raw materials ...........................     6,285      7,559
                                          ---------- ----------
                                           $ 28,502   $ 24,329

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. Property, plant and equipment balances and corresponding lives were as follows:

                                                      December 31,
                                                    2002       2001        Lives
                                                 ---------- ---------- ---------------
                                                    (in thousands)
Land ............................................ $    511   $   --
Buildings and leasehold improvements ............   11,877     10,095     2 to 40 years
Machinery and equipment .........................   16,492     13,320     3 - 15 years
Furniture and fixtures ..........................    3,561      1,657     5 -  7 years
Construction in progress ........................      500        310
                                                 ---------- ----------
                                                    32,941     25,382
Less: Accumulated depreciation ..................  (16,385)   (13,720)
                                                 ---------- ----------
                                                  $ 16,556   $ 11,662

Depreciation expense associated with property, plant and equipment was $3.4 million, $3.2 million, and $2.9 million, in 2002, 2001, and 2000 respectively.

                                      F7

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill acquired prior to July 1, 2001 was amortized on a straight line basis over a period of 15 years through December 31, 2001. Goodwill acquired after July 1, 2001 was not subject to amortization. Effective January 1, 2002, goodwill was no longer amortized but is instead subject to annual impairment reviews.

Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in January 2002, our assessment of the recoverability of goodwill has changed to a method based upon a comparison of the carrying value of the reporting units to which goodwill is assigned with its respective fair value. The Company completed its initial impairment review for goodwill as of June 30, 2002 and determined that its reporting unit goodwill was not impaired.

Changes in the carrying amount of reporting unit goodwill in 2002 were as follows:

                                                 Integra         Integra
                                              NeuroSciences    LifeSciences         Total
                                              -------------    -------------    -------------
                                                              (in thousands)
Goodwill, net of accumulated amortization
   at December 31, 2001 ....................     $ 13,815         $    812         $ 14,627
Reclassification of assembled workforce
   intangible, net of amortization .........        1,245               30            1,275
Acquisitions ................................       5,775              --             5,775
Adjustments to previously recorded
   pre-acquisition income tax contingencies..        (484)             --              (484)
Other, net  .................................          64              --                64
Foreign currency translation ................         814                2              816
                                                 --------         --------         --------
Goodwill at December 31, 2002 ...............    $ 21,229         $    844         $ 22,073
                                                 ========         ========         ========

The components of the Company's identifiable intangible assets were as follows:

                                                   December 31, 2002          December 31, 2001
                                  Weighted       ----------------------    ----------------------
                                  Average                  Accumulated               Accumulated
                                    Life           Cost    Amortization      Cost    Amortization
                                  --------       --------  ------------    --------  ------------
                                                                   (in thousands)
 Completed technology ...........  15 years      $ 13,165    $ (2,380)     $ 11,255    $ (1,516)
 Customer relationships .........  10 years         4,661      (1,085)        3,575        (674)
 Trademarks / brand names .......  34 years         7,151        (445)        1,715        (305)
 Assembled work force ...........                     --          --          1,581        (306)
 All other ......................  10 years         2,601        (577)        1,824        (251)
                                                 --------  ------------    --------  ------------
                                                 $ 27,578    $ (4,487)     $ 19,950    $ (3,052)
 Accumulated amortization ....................     (4,487)                   (3,052)
                                                 --------                  --------
                                                 $ 23,091                  $ 16,898
                                                 ========                  ========

Excluding the effect of the recently acquired JARIT Surgical Instruments business (Note 15), annual amortization expense is expected to approximate $2.1 million in both 2003 and 2004, $1.8 million in both 2005 and 2006, and $1.6 million in 2007. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

                                      F8

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets.

FOREIGN CURRENCY

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reported in other income (expense), net.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

REVENUE RECOGNITION

Product revenues include both product sales and royalties earned on sales by strategic alliance partners of the Company's products or of products incorporating one or more of the Company's products. Product sales are recognized when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectability of that sales price is reasonably assured. Product royalties are recognized as the royalty products are sold by our customers and the amount earned by Integra is fixed and determinable.

Other revenues include research grants, fees received under research, licensing, and distribution arrangements, and technology-related royalties. Research grant revenue is recognized when the related expenses are incurred. Under the terms of existing research grants, the Company is reimbursed for allowable direct and indirect research expenses. Non-refundable fees received under research, licensing and distribution arrangements or for the licensing of technology are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using percentage of completion accounting based upon the estimated cost to complete these obligations.

In December 1999 (as amended in March 2000 and June 2000) the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). As the result of the adoption of SAB 101, the Company recorded a $470,000 cumulative effect of an accounting change in 2000 to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue for each of the years ended December 31, 2002, 2001 and 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000.

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in products revenues. The related shipping and handling fees and costs incurred by the Company are included in cost of product revenues.

                                      F9

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT WARRANTIES

Certain of the Company's medical devices, including monitoring systems and ablation systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties extending for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. Accrued warranty expense consisted of the following:
                                                             December 31,
                                                           2002       2001
                                                         --------   --------
                                                            (in thousands)
     Beginning balance ..................                $   226    $   124
     Charged to expense .................                    257        347
     Deductions .........................                   (267)      (245)
                                                         --------   --------
     Ending balance .....................                $   216    $   226

RESEARCH AND DEVELOPMENT

Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.

In-process research and development charges recorded in connection with acquisitions represent the value assigned to acquired assets to be used in research and development activities and for which there is no alternative use. Value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets.

STOCK BASED COMPENSATION

Employee stock based compensation is recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant consistent with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income (loss) and basic and diluted net income
(loss) per share would have been as follows:

                                                          2002          2001          2000
                                                        --------      --------      --------
                                                      (in thousands, except per share amounts)
Net income (loss):
   As reported ......................................   $ 35,277      $ 26,163      $(11,425)
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects .....................     (4,774)       (5,911)       (3,436)
                                                        --------      --------      --------
   Pro forma ........................................   $ 30,503      $ 20,252      $(14,861)

Net income (loss) per share:
   Basic
   As reported ......................................   $   1.21      $   1.08      $  (0.97)
   Pro forma ........................................   $   1.05      $   0.82      $  (1.17)

   Diluted
   As reported ......................................   $   1.14      $   0.94      $  (0.97)
   Pro forma ........................................   $   1.03      $   0.75      $  (1.17)

                                      F10

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                                     2002            2001            2000
                                                  ----------      ----------      ----------
         Dividend yield .......................       0%              0%              0%
         Expected volatility ..................      65%             80%             90%
         Risk free interest rate ..............    3.00%           4.50%           6.50%
         Expected option lives ................ 4.5 years       4.5 years       4.5 years

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of projected cash flows and discount rates used to value and test impairments of long-lived assets, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, in-process research and development charges, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. FIN 45 is not expected to have any impact on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement 146 nullifies Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that an entity recognize a liability for an exit cost at the date it commits to an exit plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material impact on the Company's financial statements.

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

                                      F11

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Upon adoption of Statement 142, the Company reassessed the useful lives of its existing identifiable intangible assets and determined that they continue to be appropriate. As required by Statement 142, the Company amortized through December 31, 2001 all goodwill acquired prior to July 1, 2001. Effective January 1, 2002, the Company stopped amortizing all goodwill.

If the Company had applied the non-amortization provisions of Statement 142 for all of 2001 and 2000, net income (loss) would have been as follows:

                                                                    2001        2000
                                                                  --------    --------
                                                                     (in thousands)
   Net income (loss), as reported ............................    $ 26,163    $(11,425)
   Effect of goodwill and assembled workforce amortization ...         858         611
                                                                  --------    --------
   Net income (loss), as adjusted ............................    $ 27,021    $(10,814)

   Basic net income (loss) per share, as reported ............    $   1.08    $  (0.97)
   Effect of goodwill and assembled workforce amortization ...         .03         .03
                                                                  --------    --------
   Basic net income (loss) per share, as adjusted............     $   1.11    $  (0.94)

   Diluted net income (loss) per share, as reported ..........    $   0.94    $  (0.97)
   Effect of goodwill and assembled workforce amortization ...         .03         .03
                                                                  --------    --------
   Basic net income (loss) per share, as adjusted............     $   0.97    $  (0.94)

3. ACQUISITIONS

In December 2002, the Company acquired the neurosurgical shunt and epilepsy monitoring business of the Radionics division of Tyco Healthcare Group for $3.7 million in cash, including expenses associated with the acquisition. The manufacturing of the acquired product lines is being transferred to Integra's manufacturing facility located in Biot, France. This acquisition broadened Integra's neurosurgical product line offering and customer base and is expected to increase capacity utilization at the Company's Biot facility.

In October 2002, the Company acquired all of the outstanding capital stock of Padgett Instruments, Inc., an established marketer of instruments used in reconstructive and plastic surgery, for $9.6 million in cash, including expenses associated with the acquisition. For more than 40 years, Padgett has been providing high quality instruments to meet the needs of the plastic and reconstructive surgeon and, as a result, has become one of the most recognized names in the plastic and reconstructive surgery market. Approximately $5.4 million of the purchase price was allocated to the trademarks and trade name of the acquired business, which are being amortized on a straight-line basis over 40 years.

Integra is consolidating the distribution operations of Padgett into the Company's distribution center located in Cranbury, New Jersey, which is expected to result in future operating cost savings. This acquisition also broadened Integra's direct sales and marketing infrastructure in the United States and its existing surgical customer base, which represents an additional call point to market certain of Integra's existing products.

                                      F12

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS (CONTINUED)

In August 2002, the Company acquired all of the capital stock of the neurosciences division of NMT Medical, Inc. for $5.7 million in cash, including expenses associated with the acquisition. Through this acquisition, the Company added a range of leading differential pressure valves and external ventricular drainage products to its neurosurgical product line. The acquired operations included a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products, and a distribution facility located in Atlanta, Georgia that was consolidated into Integra's Cranbury, New Jersey distribution center in September 2002. The $4.2 million fair value assigned to the land, building and equipment in Biot was determined based on a third party appraisal.

This acquisition broadened Integra's neurosurgical product line offering and provided a more technologically advanced neurosurgical shunting product line than was previously sold by the Company. Additionally, the acquired Biot facility and European-based direct sales organization are expected to become an important part of Integra's continental European operating activities.

In connection with this acquisition, the Company terminated all of NMT's independent neurosciences sales agents based in the United States and exited the Atlanta, Georgia distribution facility. The estimated costs to terminate the independent sales agents, all rent payments made after the shutdown of the facility, and the costs paid to terminate the Atlanta facility lease were accrued as part of the purchase price because they provided no future benefit to the Company's operations. The amounts recorded are summarized below:

                                             Initial    Change in             Balance
                                             Balance    Estimate    Utilized  12/31/02
                                            ---------   ---------   --------  --------
                                                            (in thousands)
       Termination of sales agents ........   $  211     $    --     $ (62)    $  149
       Lease obligations ..................      175         (96)      (79)        --

Severance costs totaling $130,000 were paid to employees of the Atlanta facility as a condition for their continued employment until operations at the facility ceased. These costs were expensed over the period in which the related services were performed.

In July 2002, the Company acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The Company acquired Signature Technologies to gain the capability of developing and manufacturing metal implants for strategic partners and for direct sale by Integra. The purchase price consisted of $2.9 million in cash (including expenses associated with the acquisition), $0.5 million of deferred consideration that is included in accrued liabilities at December 31, 2002, and royalties on future sales of products to be developed. Signature Technologies currently manufactures cranial fixation systems primarily for sale under a single contract manufacturing agreement that expires in June 2004.

In connection with this acquisition, the Company recorded a $1.2 million in-process research and development charge of for the value associated with a project for the development of an enhanced cranial fixation system using patented technology for improved identification and delivery of certain components of the system. Signature Technologies has manufactured prototypes of this enhanced cranial fixation system and we do not expect to incur significant costs to complete development and obtain regulatory clearance to market the product. The value of the in-process research and development charge was estimated with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 10% to 35% and a 15% discount rate.

In December 2001, the Company acquired all of the capital stock of NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.1 million. The purchase price consisted of $0.2 million in cash (including expenses associated with the acquisition), a $3.6 million note that was repaid in 2002, and 10,000 shares of Integra common stock. This acquisition extended Integra's reach to the neurologist and allied fields and further into products used for the diagnosis and monitoring of neurological disorders.

                                      F13

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS (CONTINUED)

In April 2001, the Company acquired all of the outstanding capital stock of Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.9 million in cash, including expenses associated with the acquisition. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. The Company completed the consolidation of the Satelec manufacturing operations into its Andover, England and Biot, France facilities in 2002. This acquisition broadened Integra's neurosurgical product line offering and its direct sales and marketing presence in Europe.

In April 2001, the Company acquired all of the outstanding capital stock of GMSmbH, the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System, for $3.2 million. The purchase price consisted of $2.6 million in cash (including expenses associated with the acquisition), the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company's Integra NeuroSciences segment had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. This acquisition provided Integra with full rights to the LICOX(R) product technology.

In April 2000, the Company purchased the Selector(R) Ultrasonic Aspirator, Ruggles(TM) hand-held neurosurgical instruments and Spembly Medical cryosurgery product lines from NMT Medical, Inc. for $11.6 million in cash. This acquisition broadened Integra's neurosurgical product line offering and provided Integra with its first direct sales and marketing presence in Europe.

In January 2000, the Company purchased the business of Clinical Neuro Systems, Inc. for $6.8 million. The purchase price consisted of $4.0 million in cash and a 5% $2.8 million promissory note issued to the seller, which was repaid in 2001. The acquired business designed and manufactured neurosurgical external ventricular drainage systems, including catheters and drainage bags, as well as cranial access kits.

All of these acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of these acquisitions:

(All amounts in thousands)

2002 Acquisitions                       Radionics    Padgett    NMT Neuro   Signature
-----------------                       ---------   ---------   ---------   ---------
Current assets .......................   $ 1,049     $ 2,164     $ 5,605     $   490
Property, plant and equipment ........        75          65       4,510       1,165
Intangible assets ....................       391       6,437         --          626
Goodwill .............................     2,152       3,389         --          --
In-process research and development ..       --          --          --        1,177
Other non-current assets .............        18         281         --          --
                                        ---------   ---------   ---------   ---------
   Total assets acquired .............     3,685      12,336     $10,115       3,458

Current liabilities ..................       --          200       3,789          76
Deferred tax liabilities .............       --        2,524         665         --
                                        ---------   ---------   ---------   ---------
   Total liabilities assumed .........       --        2,724       4,454          76

Net assets acquired ..................   $ 3,685     $ 9,612     $ 5,661     $ 3,382
2001 Acquisitions                       NeuroSupplies     Satelec         GMS
-----------------                       -------------   -----------   -----------
Current assets .......................      $   931       $   999       $   484
Property, plant and equipment ........           74            55           336
Intangible assets ....................          470         1,064           613
Goodwill .............................        3,044         2,210         2,383
Other non-current assets .............          --             75           --
                                        -------------   -----------   -----------
   Total assets acquired .............        4,519         4,403         3,816

Current liabilities ..................          255             9           339
Deferred tax liabilities .............          179           448           272
                                        -------------   -----------   -----------
   Total liabilities assumed .........          434           457           611

Net assets acquired ..................      $ 4,085       $ 3,946       $ 3,205

                                      F14

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (CONTINUED)

All of the goodwill acquired in 2002 and 2001 was assigned to the Integra NeuroSciences segment. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 2 to 40 years.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions consummated in 2002 and 2001 had been completed as of January 1, 2001. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect decreased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra's effective rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                               2002       2001
                                                             --------   --------
                                                               (in thousands)
Total revenue .........................................      $134,106   $124,032

Income before extraordinary loss ......................        36,253     27,760
Net income ............................................        36,253     27,517

Basic income per share before extraordinary loss ......      $   1.25   $   1.19
Diluted income per share before extraordinary loss ....      $   1.25   $   1.00

Basic net income per share ............................      $   1.17   $   1.18
Diluted net income per share ..........................      $   1.17   $   0.99

In September 2002, the Company acquired certain assets, including the NeuroSensor(TM) monitoring system and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom for $3.7 million in cash (including expenses associated with the acquisition), an additional $1.5 million to be paid upon Novus' achievement of a product development milestone, and up to an additional $2.5 million payable based upon revenues from Novus' products. The NeuroSensor(TM) system, which has received 510(k) clearance from the United States Food and Drug Administration but has not yet been launched pending the results of clinical trials and other factors, measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display. As part of the consideration paid, Novus has also agreed to conduct certain clinical studies on the NeuroSensor(TM) system, continue development of a next generation, advanced neuromonitoring product, and design and transfer to Integra a validated manufacturing process for these products. The Company expects Novus' products to complement our existing line of brain parameter monitoring products.

The assets acquired from Novus were accounted for as an asset purchase because the acquired assets did not constitute a business under Statement 141. The initial $3.7 million purchase price was allocated as follows (in thousands):

             Prepaid research and development expense .........   $   771
             Other assets .....................................       151
             Intangible assets ................................     1,663
             In-process research and development ..............     1,151

The acquired intangibles assets consisted primarily of technology-related intangible assets, which are being amortized on a straight-line basis over lives ranging from 3 to 15 years. The prepaid research and development expense represents the estimated fair value of future services to be provided by Novus under the development agreement. The $1.2 million in-process research and development charge represents the value associated with the development of a next generation neuromonitoring system. The design and functionality of this next generation neuromonitoring system is based, in part, on certain technology employed in the NeuroSensor(TM) system that has been modified specifically for this project and which has no alternative use in the modified state. Early prototypes of this next generation neuromonitoring system have been designed and manufactured based on this modified core technology. Novus remains responsible for the costs to complete development and obtain regulatory clearance for this project, the value of which was recorded as prepaid research and development. The value of the in-process research and development was estimated with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 15% to 20% and a 15% discount rate.

                                      F15

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DEBT

In connection with the acquisition of NeuroSupplies in December 2001, the Company issued a one month, interest-free $3.6 million promissory note to the seller that was repaid in January 2002.

In connection with the prepayment of all outstanding bank loans and a $2.8 million note payable issued in connection with an acquisition, the Company recorded in 2001 an extraordinary loss on the early retirement of debt of $243,000, net of a $13,000 tax benefit.

5. COMMON AND PREFERRED STOCK

PREFERRED STOCK TRANSACTIONS

The Company is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, of which 2,000,000 shares have been designated as Series A, 120,000 shares have been designated as Series B, and 54,000 shares have been designated as Series C.

On March 29, 2000, the Company issued 54,000 shares of Series C Convertible Preferred Stock (Series C Preferred) and warrants to purchase 300,000 shares of common stock at $9.00 per share to affiliates of Soros Private Equity Partners LLC (SPEP) for $5.4 million, net of issuance costs. The Series C Preferred ranked on a parity with the Company's Series B Convertible Preferred Stock, was senior to the Company's common stock and all other preferred stock of the Company, and had a 10% cumulative annual dividend yield payable only upon liquidation. The Series C Preferred was converted into 600,000 shares of common stock in April 2002.

The Series C Preferred was issued with a beneficial conversion feature that resulted in a nonrecurring, non-cash dividend of $4.2 million, which has been reflected in the net loss per share in 2000. The beneficial conversion dividend was based upon the excess of the price of the underlying common stock as compared to the fixed conversion price of the Series C Preferred, after taking into account the value assigned to the common stock warrants. The warrants issued with the Series C Preferred were exercised in December 2001 for proceeds of $2.7 million.

In connection with the NeuroCare acquisition, the Company issued 100,000 shares of Series B Convertible Preferred Stock (Series B Preferred) and warrants to purchase 240,000 shares of common stock at $3.82 per share to SPEP for $9.9 million, net of issuance costs. In June 2001, SPEP converted the Series B Preferred into 2,617,800 shares of common stock. The Series B Preferred had a 10% cumulative annual dividend yield payable only upon liquidation. The warrants issued with the Series B Preferred were exercised in March 2001 for proceeds of $916,800.

SPEP is entitled to certain registration rights for shares of common stock obtained through conversion of the Series B Preferred or Series C Preferred or the exercise of the related warrants.

During the second quarter of 1998, the Company sold 500,000 shares of Series A Convertible Preferred Stock (Series A Preferred) for $4.0 million to Century Medical, Inc. (CMI). CMI converted the Series A Preferred into 250,000 shares of common stock in October 2000. The Series A Preferred paid an annual dividend of $0.16 per share.

COMMON STOCK TRANSACTIONS

In August 2001, the Company issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after expenses, were $113.4 million.

In September 2000, the Company completed a $5.0 million private placement of 333,334 shares of common stock.

In 2002 and 2000, respectively, the Company repurchased 100,000 and 19,000 shares of its common stock for $1.8 million and $173,000. In February 2003, the Company received authorization from its Board of Directors to repurchase up to one million shares of its common stock for an aggregate cost not to exceed $15.0 million.
                                      F16

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCK PURCHASE AND AWARD PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company received stockholder approval for its Employee Stock Purchase Plan
(ESPP) in May 1998. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 500,000 shares of common stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2002, approximately 248,000 shares remain available for purchase under the ESPP.

STOCK OPTION PLANS

As of December 31, 2002, the Company had stock options outstanding under six plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), and the 2001 Equity Incentive Plan (the 2001 Plan and collectively, the Plans).

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

Option activity for all the Plans was as follows:

                                  2002                     2001                     2000
                          ---------------------    ---------------------    ---------------------
                                     Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                           Options   Ex.Price        Options Ex. Price        Options Ex. Price
                          -----------------------------------------------------------------------
                                                  (shares in thousands)
Options outstanding at
   January 1, ...........    4,261     $10.79         4,519     $ 7.74         3,791     $ 5.82

Granted .................      618     $17.73           748     $24.61         1,548     $11.62
Exercised ...............     (425)    $ 6.15          (836)    $ 6.49          (493)    $ 5.68
Cancelled ...............     (159)    $13.39          (170)    $11.88          (327)    $ 6.90

Options outstanding at
   December 31, .........    4,295     $12.15         4,261     $10.79         4,519     $ 7.74

Options exercisable at
  December 31, ..........    2,380     $ 8.75         1,986     $ 6.89         1,759     $ 6.27

At December 31, 2002, there were 1,270,000 shares available for grant under the Plans.

                                      F17

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCK PURCHASE AND AWARD PLANS (CONTINUED)

The following table summarizes information about stock options outstanding as of December 31, 2002:

                                               Options Outstanding                   Options Exercisable
                                  ----------------------------------------------   -----------------------
                                    As of       Wtd. Avg.         Wtd. Avg.           As of      Wtd. Avg.
        Range Of                   Dec. 31,      Exercise         Remaining          Dec. 31     Exercise
     Exercise Prices                 2002         Price        Contractual Life        2002       Price
    -----------------             ----------  ------------  --------------------   ----------  -----------
                                                            (shares in thousands)
    $ 3.375 - $ 4.375                   567   $      3.73         2.0 years              548   $     3.73
    $ 4.438 - $ 5.875                 1,014   $      5.81         3.9 years              882   $     5.81
    $ 5.906 - $12.563                   885   $     10.03         5.8 years              401   $     9.31
    $12.625 - $17.650                 1,106   $     15.35         4.8 years              342   $    14.16
    $17.680 - $32.420                   723   $     25.36         5.0 years              207   $    24.52
                                    -------      --------        -----------         -------     --------
                                      4,295   $     12.15         4.5 years            2,380   $     8.75

The weighted average fair market value of options granted in 2002, 2001 and 2000 was $9.57, $16.14, and $8.20 per share, respectively.

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

7. RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company maintains a defined benefit pension plan in the United Kingdom covering certain current and former employees. This plan is no longer open to new participants. Net periodic benefit costs for this defined benefit pension plan included the following amounts:

                                                          2002          2001          2000
                                                        --------      --------      --------
                                                                   (in thousands)
   Service cost .....................................   $   123       $   115       $    76
   Interest cost ....................................       356           332           228
   Expected return on plan assets ...................      (331)         (356)         (256)
   Recognized net actuarial loss ....................        86             7           --
                                                        --------      --------      --------
      Net periodic benefit cost .....................   $   231       $    98       $    48

The following weighted average assumptions were used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations:

                                                          2002          2001          2000
                                                        --------      --------      --------
   Discount rate ....................................       5.5%          5.9%          6.0%
   Expected return on plan assets ...................       6.5%          6.5%          6.5%
   Rate of compensation increase ....................       3.8%          4.1%          4.1%

                                      F18

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. RETIREMENT BENEFIT PLANS (CONTINUED)

The following sets forth the change in benefit obligations and change in plan assets at December 31, 2002 and 2001 and the prepaid (accrued) benefit cost:

                                                                           December 31,
                                                                        2002          2001
                                                                      --------      --------
                                                                          (in thousands)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of year ..........................   $ 5,733       $ 5,841
   Service cost ...................................................       123           115
   Interest cost ..................................................       356           332
   Participant contributions ......................................        33            33
   Actuarial (gain) loss ..........................................        30          (323)
   Benefits paid ..................................................      (105)         (101)
   Effect of foreign currency exchange rates ......................       633          (164)
                                                                      --------      --------
   Benefit obligation, end of year ................................   $ 6,803       $ 5,733

CHANGE IN PLAN ASSETS
   Plan assets at fair value, beginning of year ...................   $ 5,153       $ 5,683
   Actual return on plan assets ...................................      (669)         (427)
   Employer contributions .........................................       153           127
   Benefits paid ..................................................      (105)         (101)
   Participant contributions ......................................        33            33
   Effect of foreign currency exchange rates ......................       503          (162)
                                                                      --------      --------
   Plan assets at fair value, end of year .........................   $ 5,068       $ 5,153

RECONCILIATION OF FUNDED STATUS
Funded status, Benefit obligation in excess of plan assets ........   $(1,735)      $  (580)
Unrecognized net actuarial loss ...................................     2,001         1,036
Adjustment to recognize minimum liability .........................    (1,444)          --
                                                                      --------      --------
Prepaid (accrued) benefit cost ....................................   $(1,178)      $   456

The accrued benefit liability recorded at December 31, 2002 is included in other liabilities. The prepaid benefit asset recorded at December 31, 2001 is included in other assets.

DEFINED CONTRIBUTION PLAN

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom, and Puerto Rico. The Company matches a certain percentage of each employee's contributions as per the provisions of the plans. Total contributions by the Company to the plan were $575,000, $411,000 and $310,000 in 2002, 2001 and 2000, respectively.

8.   LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

In November 1992, a corporation whose shareholders are trusts, whose beneficiaries include beneficiaries of the Company's Chairman, acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. The lease provides for a rent escalations of 8.5% in 2007 and expires in October 2012.

The lease agreement related to the Company's research facility in San Diego provides for annual escalations.

In June 2000, the Company signed a ten year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company's Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in both 2002 and 2001.

                                      F19

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LEASES (CONTINUED)

Future minimum lease payments under operating leases at December 31, 2002 were as follows:

                                           Related       Third
                                           Parties      Parties       Total
                                          ---------    ---------    ---------
                                                     (in thousands)
    2003 ............................          321        2,160        2,481
    2004 ............................          321        1,925        2,246
    2005 ............................          321        1,110        1,431
    2006 ............................          321          781        1,102
    2007 ............................          324          777        1,101
    Thereafter ......................        1,340        1,135        2,475
                                          ---------    ---------    ---------
    Total minimum lease payments.....        2,948        7,888       10,836
                                          =========    =========    =========

Total rental expense in 2002, 2001, and 2000 was $2.0 million, $1.9 million, and $1.4 million, respectively, and included $321,000, $306,000, and $255,000, in related party expense, respectively.

9. INCOME TAXES

The income tax expense (benefit) consisted of the following:
                                                  2002         2001         2000
                                                --------     --------     --------
                                                          (in thousands)
Current:
  Federal ..............................        $    --      $    221     $    100
  State ................................           1,276          446         (131)
  Foreign ..............................            (427)         555          139
                                                --------     --------     --------
Total current ..........................             849        1,222          108

Deferred:
  Federal ..............................        $(13,671)    $(10,774)    $    --
  State ................................             373         (739)         --
  Foreign ..............................            (103)        (572)         --
                                                --------     --------     --------
Total deferred .........................         (13,401)     (12,085)         --

Income tax expense (benefit) ...........        $(12,552)    $(10,863)    $    108
                                                ========     ========     ========

The temporary differences which give rise to deferred tax assets are presented below:

                                                                   December 31
                                                                2002         2001
                                                              --------     --------
                                                                 (in thousands)
Net operating loss and tax credit carryforwards ...........   $ 23,749     $ 32,765
Inventory reserves and capitalization .....................      2,722        2,616
Other .....................................................      2,102        1,403
Deferred compensation .....................................      7,692        7,756
Deferred revenue ..........................................      2,167        2,403
                                                              --------     --------
  Total deferred tax assets before valuation allowance ....     38,432       46,943

Valuation allowance .......................................     (7,692)     (34,356)

Depreciation and amortization .............................     (5,130)      (1,952)
Other .....................................................       (392)        (392)
                                                              --------     --------
Net deferred tax assets ...................................   $ 25,218     $ 10,243
                                                              ========     ========

                                      F20

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (CONTINUED)

Since 1999, the Company has generated positive taxable income on a cumulative basis. In light of this recent trend, current projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, management concluded in the fourth quarter of 2001 that a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences was no longer necessary. The valuation allowance was reduced by $12.0 million in 2001 because management believed that it was more likely than not that the Company will realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001. The $12.0 million reduction in the valuation allowance consisted of an $11.5 million deferred income tax benefit and a $450,000 credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options.

In the fourth quarter of 2002, the Company reduced the remaining valuation allowance recorded against net operating loss carryforwards by $23.4 million, which reflected the Company's estimate of additional tax benefits that it expects to realize in the future. The $23.4 million reduction in the valuation allowance consisted of a $20.4 million deferred income tax benefit and a $3.0 million credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options. A valuation allowance of $7.7 million is recorded against the remaining $32.9 million of net deferred tax assets recorded at December 31, 2002. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which the Company believes it is unlikely that it will recognize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The net change in the Company's valuation allowance was $(26.7) million, $(10.4) million, and $3.3 million, in 2002, 2001, and 2000, respectively. Included in the 2002 reduction was the write off of the valuation allowance associated with $3.3 million of deferred tax assets which the Company wrote off because they are no longer expected to be utilizable.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                2002      2001      2000
                                                               ------    ------    ------
Federal statutory rate .....................................    35.0%     34.0%    (34.0%)
Increase (reduction) in income taxes resulting from:
  State income taxes - before deferred benefit .............     3.7%      1.9%      3.1%
  Benefit from sale of state net operating loss
     carryforwards, net of federal effect ..................      --        --      (4.3%)
  Foreign taxes booked at different rates ..................    (2.5%)    (1.3%)    (0.5%)
  Alternative minimum tax, net of state benefit ............      --       1.4%      0.9%
  Nondeductible items ......................................    (0.5%)     1.1%      2.1%
  Other ....................................................    (1.0%)     1.9%      2.9%
  Change in valuation allowance ............................   (89.9%)  (108.9%)    30.8%
                                                               ------    ------    ------
Effective tax rate .........................................   (55.2%)   (69.9%)     1.0%
                                                               ======    ======    ======

At December 31, 2002, the Company had net operating loss carryforwards of approximately $74.4 million and $19.8 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2013 and 2010, respectively. In 2000, the Company recognized a tax benefit of $467,000 from the sale of certain state net operating loss carryforwards through a special program offered by the State of New Jersey.

At December 31, 2002, several of the Company's subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company's ownership which expire through 2010. The timing and manner in which any acquired net operating losses or tax credits may be utilized in any year by the Company are limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested.

                                      F21

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. NET INCOME (LOSS) PER SHARE

Amounts used in the calculation of basic and diluted net income (loss) per share were as follows:

                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                         (in thousands, except per share amounts)
Basic:
------
Income (loss) before extraordinary item and accounting change.. $ 35,277    $ 26,406    $(10,955)
Dividends on preferred stock ..................................     (159)     (1,026)     (5,642)
                                                                --------    --------    --------
Income (loss) before extraordinary item and accounting
   change applicable to common stock .......................... $ 35,118    $ 25,380    $(16,597)

Basic income (loss) per share before extraordinary
   item and accounting change ................................. $   1.21    $   1.09    $  (0.95)
                                                                ========    ========    ========

Net income (loss) ............................................. $ 35,277    $ 26,163    $(11,425)
Dividends on preferred stock ..................................     (159)     (1,026)     (5,642)
                                                                --------    --------    --------
Net income (loss) applicable to common stock .................. $ 35,118    $ 25,137    $(17,067)

Basic net income (loss) per share ............................. $   1.21    $   1.08    $  (0.97)
                                                                ========    ========    ========
Weighted average common shares outstanding - Basic ............   29,021      23,353      17,553
                                                                ========    ========    ========
Diluted:
--------
Income (loss) before extraordinary item and accounting change.. $ 35,277    $ 26,406    $(10,955)
Dividends on preferred stock ..................................      --         --        (5,642)
                                                                --------    --------    --------
Income (loss) before extraordinary item and accounting
   change applicable to common stock .......................... $ 35,277    $ 26,406    $(16,597)

Diluted income (loss) per share before extraordinary
   item and accounting change ................................. $   1.14    $   0.95    $  (0.95)
                                                                ========    ========    ========

Net income (loss) ............................................. $ 35,277    $ 26,163    $(11,425)
Dividends on preferred stock ..................................      --         --        (5,642)
                                                                --------    --------    --------
Net income (loss) applicable to common stock .................. $ 35,277    $ 26,163    $(17,067)

Diluted net income (loss) per share ........................... $   1.14    $   0.94    $  (0.97)
                                                                ========    ========    ========

Weighted average common shares outstanding - Basic ............   29,021      23,353      17,553
Effect of dilutive securities:
   Assumed conversion of Preferred Stock ......................      175       1,873         --
   Stock options and warrants .................................    1,699       2,570         --
                                                                --------    --------    --------
Weighted average common shares outstanding ....................   30,895      27,796      17,553
                                                                ========    ========    ========

Dividends on preferred stock in 2000 include a $4,170 beneficial conversion feature on preferred stock issuance.

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

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income
(loss) per share for each period because their effect would have been antidilutive:

                                                          2002            2001            2000
                                                        --------        --------        --------
                                                                     (in thousands)
   Convertible Preferred Stock ........................      --              --            3,218
   Stock options and warrants .........................    1,104              65           5,068

Restricted Units issued by the Company (see Note 7) that entitle the holder to 2,250,000 shares of common stock are included in the weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

                                      F22

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS AND GOVERNMENT GRANTS

The Company has various development, distribution, and license agreements under which it receives payments. Significant agreements and grant awards include the following:

In 1999, the Company and Ethicon, Inc., a division of Johnson & Johnson, signed an agreement (the Ethicon Agreement) providing Ethicon with exclusive marketing and distribution rights to INTEGRA(R) Dermal Regeneration Template worldwide, excluding Japan. Under the Ethicon Agreement, the Company will continue to manufacture INTEGRA(R) Dermal Regeneration Template and will collaborate with Ethicon to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration. Upon signing the Ethicon Agreement, the Company received a nonrefundable payment from Ethicon of $5.3 million for the exclusive use of the Company's trademarks and regulatory filings related to INTEGRA(R) Dermal Regeneration Template and certain other rights. This amount was initially recorded as deferred revenue and is being recognized as revenue in accordance with the Company's revenue recognition policy for nonrefundable, up-front fees received. The unamortized balance of $3.3 million at December 31, 2002 is recorded in deferred revenue, of which $528,000 is classified as short-term. Additionally, the Ethicon Agreement requires Ethicon to make nonrefundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Dermal Regeneration Template.

The Ethicon Agreement also provides for annual research funding of $2.0 million through 2004, after which such funding amounts will be determined based on a percentage of net sales of the INTEGRA(R) product, as defined. Additional funding will be received upon the occurrence of certain clinical and regulatory events and for funding certain expansions of the Company's INTEGRA(R) Dermal Regeneration Template production capacity. In 2002 and 2000, the Company received $1.0 million and $750,000, respectively, of event-related payments from Ethicon which were recorded in other revenue in accordance with the Company's revenue recognition policy.

Ethicon has not been successful in selling the minimum amounts of INTEGRA(R) Dermal Regeneration Template specified in the Ethicon Agreement. In addition, Integra has notified Ethicon that certain clinical and regulatory events have been achieved under the Ethicon Agreement and that payments for the achievement of those events is due to the Company. Ethicon has informed Integra that it disagrees that the clinical and regulatory events in question have been achieved, and that it does not intend to make the payments the Company has demanded. In addition, Ethicon has informed Integra that if the Company does not agree to substantial amendments to the Ethicon Agreement, it will consider alternatives that may include exercising its right to terminate the agreement.

The Ethicon Agreement requires Ethicon to give the Company notice one year in advance of a termination of the agreement, during which time Ethicon is required to continue to comply with the terms of the contract. At the end of that period, Ethicon may be required to pay additional amounts based on the termination provisions of the contract and is required to cooperate in the transfer of the business back to Integra. Additionally, Ethicon may apply the value of any minimum payments in excess of actual product purchases against future purchases of products for sale on a non-exclusive basis for a specified period of time.

The Company has an agreement with Wyeth and Medtronic Sofamor Danek for the development of collagen and other absorbable matrices to be used in conjunction with Wyeth's recombinant human bone morphogenetic protein-2 (rhBMP-2) in a variety of bone regeneration applications. The agreement with Wyeth requires Integra to supply Absorbable Collagen Sponges to Wyeth (including those that Wyeth sells to Medtronic Sofamor Danek with rhBMP-2 for use in Medtronic Sofamor Danek's InFUSE(TM) product) at specified prices. In addition, the Company receives a royalty equal to a percentage of Wyeth's sales of surgical kits combining rhBMP-2 and the Absorbable Collagen Sponges. The agreement terminates in 2004, but may be extended for successive five year terms at the option of Wyeth. The agreement does not provide for milestones or other contingent payments, but Wyeth pays the Company to assist with regulatory affairs and research. The Company received $1.2 million, $1.1 million, and $0.3 million of research and development revenues under the agreement in 2002, 2001, and 2000, respectively.

                                      F23

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Merck KGaA and Integra have each appealed various decisions of the Court. The court of appeals heard arguments in the appeal in November 2002, and we expect the court to issue its opinion in 2003. Integra has not recorded any gain in connection with this matter.

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

The Company is also subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees and distributors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

In September, 2001, three subsidiaries of the recently acquired neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess $1.5 million in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax liabilities on behalf of each of these subsidiaries.

                                      F24

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT AND GEOGRAPHIC INFORMATION

Integra is a global, diversified medical device company that develops, manufactures, and markets medical devices, implants and biomaterials primarily for use in neurosurgery, orthopedics and soft tissue repair. The Company's operating segments are organized based on marketing and distribution strategies. The Integra NeuroSciences segment includes our businesses that primarily sell directly to healthcare providers. The Integra LifeSciences segment includes our businesses that primarily sell through intermediaries such as strategic partners or OEM customers.

Selected financial information on the Company's segments is reported below:
                                                                            Total
                                          Integra         Integra         Reportable
                                       NeuroSciences    LifeSciences       Segments
                                       -------------    -------------    -------------
                                                       (in thousands)
2002
------
Product revenue ......................     90,609           22,016           112,625
Total revenue ........................     90,720           27,102           117,822
Operating expenses ...................     71,896           17,324            89,220
Operating income .....................     18,824            9,778            28,602

Segment depreciation .................      2,163            1,085             3,248

2001
------
Product revenue ......................    $ 68,332         $ 19,576         $ 87,908
Total revenue ........................      69,393           24,049           93,442
Operating expenses ...................      51,599           17,834           69,433
Operating income .....................      17,794            6,215           24,009

Segment depreciation .................       2,030            1,064            3,094

2000
------
Product revenue ......................    $ 49,202         $ 16,158         $ 65,360
Total revenue ........................      50,514           21,135           71,649
Operating expenses ...................      40,478           17,756           58,234
Operating income .....................      10,036            3,379           13,415

Segment depreciation .................       1,457            1,158            2,615

Integra NeuroSciences operating expenses in 2002 included $2.3 million of acquired in-process research and development.

Product revenues and the related cost of product revenues between segments are eliminated in computing segment operating results. The Company does not disaggregate nonoperating revenues and expenses nor identifiable assets on a segment basis.

A reconciliation of the amounts reported for total reportable segments to consolidated results is as follows:

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (in thousands)
Operating expenses:
Total reportable segments ................................     89,220   $ 69,433    $ 58,234
Plus: Corporate general and administrative expenses ......      7,771      6,939      22,655
      Amortization .......................................      1,644      2,784       2,481
                                                             --------    --------    --------
Consolidated total operating expenses ....................     98,635     79,156      83,370

Operating income (loss):
Total reportable segments ................................     28,602   $ 24,009    $ 13,415
Less: Corporate general and administrative expenses ......      7,771      6,939      22,655
      Amortization .......................................      1,644      2,784       2,481
                                                             --------    --------    --------
Consolidated operating income (loss) .....................     19,187   $ 14,286    $(11,721)

Included in corporate general and administrative expenses in 2000 was the $13.5 million stock-based charge recorded in connection with the issuance of the Restricted Units in the fourth quarter of 2000.

                                      F25

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Product revenues consisted of the following:
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (in thousands)
Integra NeuroSciences:
   Neuro intensive care unit .............................     31,697   $ 27,830    $ 23,521
   Neuro operating room ..................................     47,934     36,213      21,820
   Other NeuroSciences products ..........................     10,978      4,289       3,861
                                                             --------    --------    --------
   Total product revenue .................................     90,609     68,332      49,202

Integra LifeSciences:
   Tissue repair products ................................     10,365   $  8,698    $  6,168
   Other medical devices .................................     11,651     10,878       9,990
                                                             --------    --------    --------
   Total product revenues ................................     22,016     19,576      16,158

   Consolidated product revenue ..........................    112,625   $ 87,908    $ 65,360

Product revenue and long-lived assets (excluding financial instruments and deferred tax assets) by major geographic area are summarized below:

                            United                     Asia         Other
                            States       Europe       Pacific      Foreign    Consolidated
                          ----------   ----------   ----------   ----------   ------------
                                                  (in thousands)
Product revenue:
2002 ...................   $ 90,422     $ 14,737     $  4,062     $  3,404      $112,625
2001 ...................     68,612       10,577        4,838        3,881        87,908
2000 ...................     51,752        6,759        4,628        2,221        65,360

Long-lived assets:
December 31, 2002 ......   $ 45,319     $ 18,408     $    --      $    --       $ 63,727
December 31, 2001 ......     33,001       12,057          --           --         45,058
December 31, 2000 ......     33,428        6,869          --           --         40,297

14. SELECTED QUARTERLY INFORMATION -- UNAUDITED

                                   Fourth           Third          Second           First
                                   Quarter         Quarter         Quarter         Quarter
                                   --------       ---------       ---------       ----------
                                            (in thousands, except per share data)
2002:
-----
Total revenue ................... $  35,261       $  30,204       $  26,441       $  25,916

Cost of product revenues ........    14,168          12,611           9,465           9,528
Total other operating expenses ..    14,313          16,001          11,486          11,063

Operating income ................     6,780           1,592           5,490           5,325

Interest income, net ............       727             822             993             993
Other income (expense), net .....       (18)            (11)             55             (23)

Income before income taxes ......     7,489           2,403           6,538           6,295
Income tax expense (benefit) ....   (17,885)            840           2,289           2,204

Net income ...................... $  25,374       $   1,563       $   4,249       $   4,091

Basic net income per share ......      0.87            0.05            0.15            0.14
Diluted net income per share ....      0.83            0.05            0.14            0.13

                                      F26

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SELECTED QUARTERLY INFORMATION - UNAUDITED (CONTINUED)

                                          Fourth         Third        Second         First
                                          Quarter       Quarter       Quarter       Quarter
                                          --------     ---------     ---------     ----------
                                                   (in thousands, except per share data)
2001:
-----
Total revenue .......................... $  25,088     $  23,750     $  22,920     $  21,684

Cost of product revenues ...............     9,957         9,153         8,310         8,594
Total other operating expenses .........    10,419        10,861        11,154        10,708

Operating income .......................     4,712         3,736         3,456         2,382

Interest income (expense), net .........     1,029           556          (114)          (78)
Other income (expense), net ............       (19)           96          (151)          (62)

Income before income taxes .............     5,722         4,388         3,191         2,242
Income tax expense (benefit) ...........   (11,903)          365           429           246

Income before extraordinary loss .......    17,625         4,023         2,762         1,996
Extraordinary loss on early retirement
   of debt, net of income tax benefit ..       --           (243)          --            --

Net income ............................. $  17,625     $   3,780     $   2,762     $   1,996

Basic income per share before
   extraordinary loss .................. $    0.63     $    0.15     $    0.12     $    0.08
Basic net income per share .............      0.63          0.14          0.12          0.08

Diluted income per share before
  extraordinary loss ................... $    0.56     $    0.14     $    0.10     $    0.07
Diluted net income per share ...........      0.56          0.13          0.10          0.07


15. SUBSEQUENT EVENT

On March 17, 2003, the Company acquired all of the outstanding  capital stock of
J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) (JARIT) for $44.5 million in cash, subject to a working capital adjustment and other adjustments with respect to certain income tax elections. For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT sells through a 20 person sales management force that works with over 100 distributor sales representatives.

With more than 5,000 instrument patterns and a 98% order fill rate, JARIT has developed a strong reputation as a leading provider of high-quality surgical instruments. JARIT manages its vendor relationships and purchases, packages and labels its products directly from instrument manufacturers through its facility in Germany.

The acquisition of JARIT broadens Integra's existing customer base and surgical instrument product offering and provides an opportunity to achieve operating costs savings, including the procurement of Integra's Redmond(TM)-Ruggles(TM) and Padgett Instruments Inc.(R) products directly from the instrument manufacturers.

The acquired business generated approximately $30.9 million in revenues and $7.8 million in income before income taxes for the year ended December 31, 2002. We expect to report the results of JARIT in the Integra NeuroSciences segment.

The determination of the fair value of the assets acquired and liabilities assumed as a result of this acquisition is in progress. The Company expects to record in excess of $30.0 million of intangible assets, consisting primarily of customer relationships and tradename.


                                      F27

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003, except Note 15 for which the date is March 17, 2003, appearing in the 2002 Annual Report on Form 10-K of Integra LifeSciences Holdings Corporation and Subsidiaries also included an audit of the financial statement schedule listed in the index in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2003







                                      F28

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

                                           Balance at      Charged to       Charged                       Balance at
                                           Beginning       Costs and        to Other                        End of
Description                                Of Period        Expenses       Accounts(1)     Deductions(2)    Period
--------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Year ended December 31, 2002
----------------------------
Allowance for doubtful accounts
             and sales returns ..........  $  1,403           1,961           559             (2,537)     $ 1,387

Inventory reserves ......................     5,812           4,152           787             (1,178)       9,573

Deferred tax asset valuation allowance ..    34,356         (20,389)       (3,260)            (3,015)       7,692

Year ended December 31, 2001
----------------------------

Allowance for doubtful accounts
             and sales returns ..........  $ 1,253         $ 2,142         $     4         $  (1,996)     $ 1,403

Inventory reserves ......................    3,420           3,734              --            (1,342)       5,812

Deferred tax asset valuation allowance ..   44,776          (9,970)             --              (450)      34,356

Year ended December 31, 2000
----------------------------

Allowance for doubtful accounts
             and sales returns ..........  $   944         $   935         $    30         $    (656)     $ 1,253

Inventory reserves ......................    3,137             892             903            (1,512)       3,420

Deferred tax asset valuation allowance ..   41,434           3,342              --                --       44,776




(1) All amounts shown were recorded to goodwill in connection with acquisitions except for the $3.3 million reduction in the deferred tax asset valuation allowance in 2002 which was written off against the gross deferred tax asset.
(2) The $3.0 million and $450,000 reductions of the deferred tax asset valuation allowance in 2002 and 2001, respectively, were recorded to additional paid-in capital.


                                      F29

Exhibit 21

Subsidiaries of Integra LifeSciences Holdings Corporation

                                                    State or Country of
Name of Subsidiary                              Incorporation or Organization
------------------                              -----------------------------

Caveangle Ltd.                                  United Kingdom
GMS mbH                                         Germany
Integra LifeSciences Corporation                Delaware
Integra LifeSciences Investment Corporation     Delaware
Integra NeuroSciences CA Corporation            Delaware
Integra NeuroSciences PR, Inc.                  Delaware
Integra NeuroSciences Holdings Ltd.             United Kingdom
Integra NeuroSciences Ltd.                      United Kingdom
Integra NeuroSupplies, Inc.                     Connecticut
Integra Selector Corporation                    Delaware
Satelec Medical                                 France
Spembly Cryosurgery Ltd.                        United Kingdom
Spembly Medical Ltd.                            United Kingdom
Integra Signature Technologies Inc.             Delaware
NMT NeuroSciences(IP), Inc.                     Delaware
NMT NeuroSciences,(International), Inc.         Delaware
NMT NeuroSciences Holdings BV                   Netherlands
NMT NeuroSciences (Belgium) SA                  Belgium
NMT NeuroSciences Instruments BV                Netherlands
NMT NeuroSciences (Hong Kong) Limited           Hong Kong
NMT NeuroSciences GmbH                          Germany
NMT NeuroSciences (Spain) SA                    Spain
Integra NeuroSciences Implants (France) SA      France
Integra NeuroSciences Instruments (France)SARL  France
Integra NeuroSciences Holdings (France) SA      France
J. Jamner Surgical Instruments, Inc.            Delaware
Padgett Instruments, Inc.                       Missouri
Swedemed AB                                     Sweden

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-46024, 333-82233, 333-58235, 333-06577,
and 333-73512) of Integra LifeSciences Holdings Corporation and Subsidiaries of our report dated February 21, 2003, except Note 15 for which the date is March 17, 2003, relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 18, 2003

Exhibit 99


Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


I, Stuart M. Essig, Chief Executive Officer and Director of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirement of Section 13(a) or
Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 20, 2003                            By: /s/ Stuart M. Essig
                                             -------------------
                                                Stuart M. Essig
                                                Chief Executive Officer



Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirement of Section 13(a) or
Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 20, 2003                            By: /s/ David B. Holtz
                                             -------------------
                                                David B. Holtz
                                                Sr. Vice President, Finance and
                                                Treasurer