Form 10-Q
period 2003-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2003-05-15
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                               /X/ - YES / / - NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED
                            FILER /X/ YES / / NO

       AS OF MAY 7, 2003 THE REGISTRANT HAD OUTSTANDING 26,061,739 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                           Page
                                                                                          Number

                                                                                     ----------------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Consolidated Statements of Operations for the three
  months ended March 31, 2003 and 2002 (Unaudited)                                            3

Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
  and December 31, 2002                                                                       4

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2003 and 2002 (Unaudited)                                                         5

Notes to Unaudited Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         22

Item 4.   Controls & Procedures                                                              22


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  23

Item 2.   Changes in Securities and Use of Proceeds                                          23

Item 6.   Exhibits and Reports on Form 8-K                                                   23


SIGNATURES                                                                                   24

Exhibits                                                                                     27



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 (In thousands, except per share amounts)
                                                                   Three Months Ended March 31,
                                                                     2003                2002
                                                                     ----                ----
REVENUES
Product revenues ........................................         $ 35,130            $ 24,519
Other revenue ...........................................            1,650               1,397
                                                                  --------            --------
   Total revenue ........................................           36,780              25,916

COSTS AND EXPENSES
Cost of product revenues ................................           13,703               9,528
Research and development................................             2,650               2,078
Selling and marketing ...................................            7,576               5,672
General and administrative ..............................            4,834               2,963
Amortization ............................................              577                 350
                                                                  --------            --------
   Total costs and expenses .............................           29,340              20,591

Operating income ........................................            7,440               5,325

Interest income, net ..........................                        776                 993
Other income (expense), net .............................              349                 (23)
                                                                  --------            --------
Income before income taxes ..............................            8,565               6,295

Income tax expense ......................................            3,127               2,204
                                                                  --------            --------
Net income ..............................................            5,438               4,091
                                                                  ========            ========

Basic net income per share ..............................         $   0.18            $   0.14

Diluted net income per share ............................         $   0.18            $   0.13

Weighted average common shares outstanding
Basic ...................................................           29,438              28,460
Diluted.................................................            30,869              30,717




















The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
In thousands, except per share amounts
                                                             March 31,     December 31,
                                                               2003            2002
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $ 105,089       $  43,583
  Short-term investments ..................................     24,063          55,278
  Accounts receivable, net of allowances of
    $1,258 and $1,387 .....................................     24,065          19,412
  Inventories .............................................     37,394          28,502
  Prepaid expenses and other current assets ...............      5,667           5,498
                                                             ---------       ---------
      Total current assets ................................    196,278         152,273

 Non-current investments ..................................     40,536          33,450
 Property, plant, and equipment, net ......................     17,608          16,556
 Deferred income taxes, net ...............................     24,186          25,218
 Identifiable intangible assets, net ......................     51,645          23,091
 Goodwill .................................................     21,704          22,073
 Other assets .............................................      4,798           2,007
                                                             ---------       ---------
Total assets ..............................................  $ 356,755       $ 274,668
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      4,313           3,764
  Customer advances and deposits ..........................      9,183           7,908
  Deferred revenue ........................................        946             816
  Accrued expenses and other current liabilities ..........     11,009           9,433
                                                             ---------       ---------
      Total current liabilities ...........................     25,451          21,921

 Long-term debt ...........................................    104,681          -
 Deferred revenue .........................................      3,088           3,263
 Other liabilities ........................................      2,123           1,887
                                                             ---------       ---------
Total liabilities .........................................    135,343          27,071

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    27,579 and 27,204 issued and outstanding at
    March 31, 2003 and December 31, 2002, respectively ....        276             272
  Additional paid-in capital ..............................    296,191         292,007
  Treasury stock, at cost; 1,600 and 106 shares at March
    31, 2003 and December 31, 2002, respectively ..........    (37,137)         (1,812)
  Other ...................................................        (11)            (15)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities .....        501             861
     Foreign currency translation adjustment ..............      1,469           1,618
     Minimum pension liability adjustment .................       (992)         (1,011)
  Accumulated deficit .....................................    (38,885)        (44,323)
                                                             ---------       ---------
    Total stockholders' equity ............................    221,412         247,597
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 356,755       $ 274,668
                                                             =========       =========





 The accompanying notes are an integral part of these consolidated financial statements



                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003              2002
                                                                        ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $  5,438          $  4,091
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      1,477             1,166
Deferred income tax provision ...................................      2,585             1,858
Amortization of discount and premium on investments .............        436               413
Gain on sale of investments .....................................       (221)               --
Other, net ......................................................          8                30
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (1,225)             (834)
   Inventories ..................................................       (250)              125
   Prepaid expenses and other current assets ....................        545               202
   Non-current assets ...........................................        385                52
   Accounts payable, accrued expenses and other liabilities .....     (1,582)             (377)
   Customer advances and deposits ...............................      1,275            (1,107)
   Deferred revenue .............................................        (44)              (77)
                                                                    --------          --------
Net cash provided by operating activities .......................      8,827             5,542
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales of investments  .............................     26,522                --
Proceeds from maturity of investments ...........................     21,635             4,564
Purchases of available-for-sale investments .....................    (21,349)           (4,523)
Cash used in business acquisition, net of cash acquired .........    (42,443)              (69)
Purchases of property and equipment .............................       (542)             (630)
                                                                    --------          --------
Net cash used in investing activities ...........................    (16,177)             (658)
                                                                    --------          --------

FINANCING ACTIVITIES:

Repayment of note payable .......................................         --            (3,576)
Proceeds from exercised stock options and warrants ..............      2,215               951
Purchase of treasury stock ......................................    (35,325)               --
Proceeds from issuance of convertible notes, net ................    101,850                --
                                                                    --------          --------
Net cash provided by (used in) financing activities .............     68,740            (2,625)
                                                                    --------          --------

Effect of exchange rate changes on cash .........................        116              (13)

Net increase in cash and cash equivalents .......................     61,506             2,246

Cash and cash equivalents at beginning of period ................     43,583            44,518
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $105,089          $ 46,764
                                                                    ========          ========









The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


              BASIS OF PRESENTATION

General

In the opinion of management, the March 31, 2003 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently reviewing the impact of this EITF.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 148 does not require companies to expense stock options in current earnings. The disclosure requirements are effective for the Company beginning with its March 31, 2003 consolidated financial statements.

Employee stock based compensation is recognized using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                                      Three Months Ended March 31,
                                                          2003          2002
                                                        --------      --------
                                                        (in thousands, except
                                                          per share amounts)
Net income:
   As reported ......................................   $ 5,438       $ 4,091
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects .....................    (1,202)       (1,125)
                                                        --------      --------
   Pro forma ........................................   $ 4,236      $  2,966

Net income per share:
   Basic:
   As reported ......................................   $  0.18      $   0.14
   Pro forma ........................................   $  0.14      $   0.10

   Diluted:
   As reported ......................................   $  0.18      $   0.13
   Pro forma ........................................   $  0.14      $   0.10

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions:

                                                 Three Months Ended March 31,
                                                     2003            2002
                                                  ----------      ----------
         Dividend yield .......................        0%              0%
         Expected volatility ..................       65%             65%
         Risk free interest rate ..............      2.80%           3.00%
         Expected option lives ................   4.5 years       4.5 years

2.   ACQUISITIONS

On March 17, 2003, the Company acquired all of the outstanding capital stock of
J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $42.4 million in cash, net of cash acquired, subject to a working capital adjustment and other adjustments with respect to certain income tax elections. For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT sells through a 20 person sales management force that works with over 100 distributor sales representatives.

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

In connection with this acquisition, the Company recorded approximately $29.2 million of intangible assets, consisting primarily of trade name and customer relationships, which are being amortized on a straight-line basis over lives ranging from 5 to 40 years. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the JARIT acquisition:

                           Current assets .......................  $ 17,338
                           Property, plant and equipment ........     1,285
                           Intangible assets ....................    29,165
                           Other non-current assets .............       104
                                                                   ---------
                           Total assets acquired ................    47,892

                           Current liabilities ..................     3,375
                           Net assets acquired ..................  $ 44,517

In December 2002, the Company acquired the neurosurgical shunt and epilepsy monitoring business of the Radionics division of Tyco Healthcare Group for $3.5 million in cash, including expenses associated with the acquisition.

In October 2002, the Company acquired all of the outstanding capital stock of Padgett Instruments, Inc., an established marketer of instruments used in reconstructive and plastic surgery, for $9.6 million in cash, including expenses associated with the acquisition. In March 2003, Padgett's distribution operations were consolidated into the Company's distribution center located in Cranbury, New Jersey.

In August 2002, the Company acquired all of the capital stock of the neurosciences division of NMT Medical, Inc. for $5.7 million in cash, including expenses associated with the acquisition. Through this acquisition, the Company added a range of leading differential pressure valves and external ventricular drainage products to its neurosurgical product line.

In July 2002, the Company acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The purchase price consisted of $2.9 million in cash (including expenses associated with the acquisition) paid at closing, $0.5 million of deferred consideration paid in March 2003, and royalties on future sales of products to be developed.

The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition.

The following unaudited pro forma financial information assumes that all acquisitions consummated in 2003 and 2002 had occurred as of the beginning of each period (in thousands, except per share data):

                                                      For the Three Months
                                                         Ended March 31,
                                                        2003        2002
                                                      -------     -------
       Total revenue .............................    $42,793     $40,001
       Net income ................................      6,029       6,347

       Net income per share:
          Basic ..................................    $  0.20     $  0.22
          Diluted.................................    $  0.20     $  0.21

The pro forma financial results for 2003 and 2002, respectively, include approximately $0.1 million and $1.4 million of gains associated with foreign currency forward purchase contracts owned by JARIT. The Company liquidated all of JARIT's foreign currency forward purchase contracts concurrently with the closing of the acquisition.




In September 2002, the Company acquired certain assets, including the NeuroSensor(TM) monitoring system and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom for $3.7 million in cash
(including expenses associated with the acquisition), an additional $1.5 million to be paid upon Novus' achievement of a product development milestone, and up to an additional $2.5 million payable based upon revenues from Novus' products. The
NeuroSensor(TM) system measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display.
As part of the consideration paid, Novus has also agreed to conduct certain clinical studies on the NeuroSensor(TM) system, continue development of a next generation, advanced neuromonitoring product, and design and transfer to Integra a validated manufacturing process for these products. The assets acquired from Novus were accounted for as an asset purchase because the acquired assets did not constitute a business under SFAS No. 141 "Business Combinations".

3.  INVENTORIES

Inventories consisted of the following:
                                                       March 31, December 31,
                                                         2003          2002
                                                         ----          ----
                                                            (in thousands)
   Raw materials..............................        $  8,082       $ 7,986
   Work-in process............................           4,952         3,019
   Finished goods.............................          24,360        17,497
                                                       -------       -------
                                                      $ 37,394       $28,502
                                                       =======       =======

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2003, were as follows:

      Balance at December 31, 2002 .....................................     $ 22,073
      Adjustments to preliminary purchase price allocation
           NMT NeuroSciences ...........................................         (380)
           Radionics ...................................................         (122)
      Reduction of Radionics purchase price ............................         (197)
      Foreign currency translation .....................................          156
      Other ............................................................          174
                                                                             --------
      Balance at March 31, 2003 ........................................     $ 21,704
                                                                             ========

The components of the Company's identifiable intangible assets were as follows:

                                                  March 31, 2003          December 31, 2002
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                 (in thousands)
   Completed technology .......   15 years    $ 13,119    $ (2,579)     $ 13,165    $ (2,380)
   Customer relationships .....   21 years      16,242      (1,257)        4,661      (1,085)
   Trademarks/brand names .....   38 years      24,616        (524)        7,151        (445)
   All Other ..................   10 years       2,733        (705)        2,601        (577)
                                              --------  ------------    --------  ------------
                                              $ 56,710    $ (5,065)     $ 27,578    $ (4,487)
   Accumulated amortization ..                  (5,065)                   (4,487)
                                              --------                  --------
                                              $ 51,645                  $ 23,091
                                              ========                  ========

Annual amortization expense is expected to approximate $2.9 million in 2003, $3.0 million in 2004, and $2.8 million in each of the years 2005 to 2007. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5. DEBT

In March 2003, the Company completed a private placement of contingent convertible subordinated notes totaling $100.0 million, due 2008. The Company granted the initial purchasers an option to purchase up to an additional $20.0 million principal amount of notes, of which $5.0 million was exercised in March 2003.

The notes bear interest at 2.5 percent per annum, payable semiannually. The Company will pay additional interest ("Contingent Interest") if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $320,000 liability related to the current estimated fair value of the Contingent Interest obligation on the initial $105.0 million of notes issued in March 2003. The fair value of the Contingent Interest obligation will be marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense.

Debt issuance costs are expected to total $3.9 million and will be amortized using the straight-line method over the five-year term of the notes.

Holders may convert their notes into shares of Integra common stock at an initial conversion price of $34.15 per share, upon the occurrence of certain conditions, including when the market price of Integra's common stock on the previous trading day is more than 110% of the conversion price.

The notes are general, unsecured obligations of the Company and will be subordinate to any future senior indebtedness of the Company. The Company cannot redeem the notes prior to their maturity. Holders of the notes may require the Company to repurchase the notes upon a change in control.

Concurrent with the issuance of the notes, the Company used approximately $35.3 million of the proceeds from this private placement to purchase 1.5 million shares of its common stock.

In April 2003, the initial purchasers exercised their option to purchase the remaining $15.0 million of the notes.

6. COMPREHENSIVE INCOME

Comprehensive income was as follows:
                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                             2003             2002
                                                           --------         --------
                                                                 (in thousands)
  Net income ...........................................   $  5,438         $  4,091
  Foreign currency translation adjustment ..............       (130)            (228)
  Unrealized losses on available-for-sale securities:
     Unrealized holding losses during the period .......       (139)            (449)
     Less: reclassification adjustment for gains
        included in net income .........................       (221)             --
                                                           --------         --------
  Comprehensive income ..............................      $  4,948         $  3,414
                                                           ========         ========

7. NET INCOME PER SHARE

Basic and diluted net income per share were as follows:
                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                           2003          2002
                                                                          ------        ------
                                                                         (In thousands, except
                                                                           per share amounts)
Basic net income per share:
---------------------------
   Net income ....................................................     $  5,438        $  4,091
   Dividends on Preferred Stock ..................................           --            (135)
                                                                       --------        --------
   Net income available to common stock ..........................     $  5,438        $  3,956

   Weighted average common shares outstanding ....................       29,438          28,460

   Basic net income per share ....................................     $   0.18        $   0.14

Diluted net income per share:
---------------------------
   Net income ....................................................     $  5,438        $  4,091
   Dividends on Preferred Stock ..................................           --           (135)
                                                                       --------        --------
   Net income available to common stock ..........................     $  5,438        $  3,956

   Weighted average common shares outstanding - Basic ............       29,438          28,460
   Effect of dilutive securities - stock options and warrants ....        1,431           2,257
                                                                       --------        --------
   Weighted average common shares outstanding for diluted earnings
     per share ...................................................       30,869          30,717

   Diluted net income per share ..................................     $   0.18        $   0.13

Options outstanding at March 31, 2003 and 2002, respectively, to purchase 771,376 and 10,222 shares of common stock were excluded from the computation of diluted net income per share for the three month periods ended March 31, 2003 and 2002 because their exercise price exceeded the average market price of the Company's common stock during the period. Notes payable outstanding at March 31, 2003 that are convertible into 3,074,896 shares of common stock were excluded from the computation of diluted net income per share for the three month period ended March 31, 2003 because the conditions required to convert the notes were not met. Preferred stock convertible into 600,000 shares of common stock at March 31, 2002 was excluded from the computation of diluted net income per share for the three month period ended March 31, 2002 because its assumed conversion would have been antidilutive.

8. SEGMENT AND GEOGRAPHIC INFORMATION

Management of the Company has historically managed the business and reviewed financial results under two separate operating segments: Integra NeuroSciences and Integra LifeSciences. In 2003, following the integration of several recently acquired, diverse businesses, management began to manage the business and review financial results on an aggregate basis, instead of through these two operating segments. In 2003, management redefined the internal management and financial reporting structure to be based on centrally managed operating functions such as manufacturing, research, sales, marketing and administration. Accordingly, the Company now reports financial results under a single operating segment--the development, manufacturing, and distribution of medical devices.

The Company develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, and soft tissue repair. The Company's product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments, and fixation systems, as well as innovative tissue repair products, such as the

DuraGen(R) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, that incorporate the Company's proprietary absorbable implant technology.

Product revenues are segregated into the following categories
                                                                          Three Months Ended
                                                                               March 31,
                                                                          --------------------
                                                                           2003          2002
                                                                          ------        ------
                                                                             (in thousands)
   Neuromonitoring products.......................................      $ 10,532      $  8,582
   Operating room products........................................        12,588         7,872
   Instruments ...................................................         6,247         3,823
   Private label products ........................................         5,763         4,242
                                                                        --------      --------
   Total product revenues ........................................      $ 35,130      $ 24,519

Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities. Certain of the Company's products, including DuraGen(R) Dural Graft Matrix, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. These products comprised approximately 30% and 32% of product revenues in the three month periods ended March 31, 2003 and 2002, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a significant adverse effect on the Company's current business or its ability to expand its business.

Product revenues by major geographic area are summarized below:
                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Three months ended March 31, 2003 ... $ 27,262    $  5,001    $  1,458    $  1,409   $ 35,130
Three months ended March 31, 2002 ...   19,372       3,023       1,240         884     24,519

9. COMMITMENTS AND CONTINGENCIES

As consideration for certain technology, manufacturing, distribution and selling rights and licenses, the Company has agreed to pay royalties on the sales of certain of its products. Payments under these agreements were not significant for any of the periods presented.

Various lawsuits, claims, and proceedings are pending or have been settled by the Company. The most significant of those are described below.

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

This case went to trial in February 2000, and in March 2000, a jury returned a unanimous verdict for the Company, finding that Merck KGaA had willfully infringed and induced the infringement of the Company's patents, and awarded $15,000,000 in damages. The Court dismissed Scripps and Dr. Cheresh from the case.

In October 2000, the Court entered judgment in the Company's favor and against Merck KGaA in the case. In entering the judgment, the Court also granted the Company pre-judgment interest of approximately $1,350,000, bringing the total amount to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Court entered orders in favor of the Company and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and Integra have each appealed various decisions of the Court. The court of appeals heard arguments in the appeal in November 2002, and we expect the court to issue its opinion in 2003. Integra has not recorded any gain in connection with this matter.

The Company is also subject to various claims, lawsuits and proceedings in the ordinary course of business, including claims by current or former employees and distributors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

In September 2001, three subsidiaries of the recently acquired neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking more than $1.5 million in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax, if required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading "Risk Factors" contained in our 2002 Annual Report on Form 10-K and in
Exhibit 99.2 appearing elsewhere in this report.

General

Integra develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, and soft tissue repair. Our product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments and fixation systems, as well as innovative tissue repair products, such as the DuraGen(R) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide and the INTEGRA(R) Dermal Regeneration Template, that incorporate our proprietary absorbable implant technology.

We have historically managed our business and reviewed financial results under two separate operating segments: Integra NeuroSciences and Integra LifeSciences. In 2003, following the integration of several recently acquired, diverse businesses, we began to manage our business and review financial results on an aggregate basis, instead of through two separate operating segments. We have redefined our internal management structure to use a single, centralized organization to manage operating functions such as manufacturing, research, sales, marketing and administration. Accordingly, we now report our financial results under a single operating segment--the development, manufacturing, and distribution of medical devices.

To provide better insight into how our growth is distributed across our products, we report revenue by the following product lines:

- Neuromonitoring products, which include our intracranial monitoring systems, systems for cerebrospinal fluid drainage and cranial access, epilepsy monitoring electrodes and our Integra NeuroSupplies(TM) business;

- Operating Room products, which include DuraGen Dural Graft Matrix, NeuraGen Nerve Guide, and our neurosurgical shunts, carotid shunts and absorbable collagen hemostatic agents;

- Instruments, which include JARIT(R) Surgical Instruments, Padgett Instruments, Redmond(TM)-Ruggles(TM) neurosurgical and spinal instruments, and our ultrasonic aspirators; and

- Private Label products, which include INTEGRA Dermal Regeneration Template, VitaCuff(R) catheter access infection control device, BioPatch(R) Antimicrobial Wound Dressing, and our absorbable collagen membranes and wound dressings and cranial fixation devices and custom cranial plates.

We sell our products directly through various sales forces and through a variety of distribution channels. Our direct sales organizations include the following:

- Our Integra NeuroSciences(TM) sales force provides neurosurgeons and critical care units with implants, devices, instruments, and systems used in neurosurgery, neuromonitoring, neurotrauma, and related critical care. Integra NeuroSciences' direct marketing effort in the United States and Europe currently involves more than 100 professionals, including direct salespeople (called neurospecialists in the United States), sales management, and clinical educators who educate and train both our salespeople and customers in the use of our products. In all other markets, Integra NeuroSciences products are sold through a network of distributors.
- Our JARIT(R) Surgical Instruments sales force markets a wide variety of high quality surgical instruments for use in both traditional and minimally invasive surgery in virtually all surgical applications, including general, plastic, neuro, ear, nose and throat (ENT), cardiovascular, ob-gyn, and ophthalmic surgical procedures. JARIT sells its products in the United States through a twenty-person sales management force that works with over 100 distributor sales representatives as well as certain original equipment manufacturer accounts. Outside the Unites States, JARIT sells its products through a network of distributors.
- Our Integra Padgett Instruments sales force markets a wide variety of high quality, reusable surgical instruments to plastic and reconstructive surgeons, burn surgeons, ENT surgeons, hospitals, surgery centers, and other physicians. Padgett markets its surgical instruments primarily through an eight-person sales force in the United States. Outside the Unites States, Padgett sells its products through a network of distributors.
- Integra NeuroSupplies(TM) distributes disposables and supplies used in the diagnosis and monitoring of neurological disorders. These products are marketed primarily through a catalog, which is mailed once a year, and are used by neurologists, hospitals, sleep clinics, and other physicians in the United States.

We market our private label products through strategic partners or OEM customers. Our private label products address large, diverse markets, and we believe that we can develop and promote these products more cost-effectively through leveraging strategic partners than through developing them ourselves or selling them through our own direct sales infrastructure. We have partnered with market leaders, such as Johnson & Johnson, Medtronic, Wyeth, and Centerpulse, for the development and marketing efforts related to many of these products.

Acquisitions

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our acquisitions of J. Jamner Surgical Instruments, Inc. ("JARIT") in March 2003, the epilepsy monitoring and neurosurgical shunt business of the Radionics division of Tyco Healthcare Group in December 2002, Padgett Instruments, Inc. in October 2002, certain assets of Novus Monitoring Limited in September 2002, the neurosciences division of NMT Medical, Inc. in August 2002, and Signature Technologies, Inc. in July 2002, may make our division financial results for the three month period ended March 31, 2003 not directly comparable to those of the corresponding prior year period.

Reported product revenues for the three month periods ended March 31, 2003 and 2002 included the following amounts in revenues from acquired product lines:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
(in thousands)                                             2003        2002
                                                          ------      ------
Neuromonitoring
   Products acquired during 2003 ................        $    --     $   --
   Products acquired during 2002 ................            922         --
   All other product revenues ...................          9,610       8,582
                                                          ------      ------
   Total Neuromonitoring product revenues .......         10,532       8,582

Operating Room
   Products acquired during 2003 ................        $    --     $   --
   Products acquired during 2002 ................          2,346         --
   All other product revenues ...................         10,242       7,872
                                                          ------      ------
   Total Operating Room product revenues ........         12,588       7,872

Instruments
   Products acquired during 2003 ................        $ 1,132     $   --
   Products acquired during 2002 ................          1,056         --
   All other product revenues ...................          4,059       3,823
                                                          ------      ------
   Total Instruments product revenues ...........          6,247       3,823

Private Label
   Products acquired during 2003 ................        $    --     $   --
   Products acquired during 2002 ................            719         --
   All other product revenues ...................          5,044       4,242
                                                          ------      ------
   Total Private Label product revenues .........          5,763       4,242

Consolidated
   Products acquired during 2003 ................        $ 1,132     $   --
   Products acquired during 2002 ................          5,043         --
   All other product revenues ...................         28,955      24,519
                                                          ------      ------
   Total product revenues .......................         35,130      24,519


Results of Operations

For the quarter ended March 31, 2003, total revenues increased by $10.9 million, or 42%, over the quarter ended March 31, 2002 to $36.8 million. Product revenues increased by $10.6 million, or 43%, over the prior year period and accounted for substantially all of the growth in total revenues.

Revenues of products acquired since the first quarter of 2002 accounted for $6.2 million of the $10.6 million increase in product revenues over the prior year period. Excluding revenues from acquired product lines, first quarter product revenues grew by $4.4 million, or 18%, over the prior year quarter. Domestic product revenues increased $7.9 million in the first quarter of 2003 to $27.3 million, or 78% of product revenues, as compared to 79% of product revenues in the first quarter ended March 31, 2002.

Each of our product lines contributed to our revenue growth over the prior year quarter. Revenues from our neuromonitoring product lines increased $2.0 million, or 23%, over the prior year period primarily as a result of increased sales of our drainage and cranial access kits. Our operating room product line revenues increased over the prior year period by $4.7 million, or 60%, largely as a result of sales of neurosurgical shunt products acquired from NMT Medical and Radionics in 2002 and continued growth in sales of our DuraGen(R) Dural Graft Matrix and our NeuraGen(R) Nerve Guide. Revenues from our instrument product lines increased by 63%, principally as a result of revenues from the Padgett and JARIT surgical instrument lines we acquired in 2002 and 2003. Our private label product revenue grew by 36%, due in large part to revenues from Integra Signature, which we acquired in 2002, and to increased revenue from the Absorbable Collagen Sponge we supply for use in Medtronic's bone graft product and from our VitaCuff(R) product.

We expect that our expanded product lines, distribution channels and domestic sales force, continued implementation of our direct sales strategy in Europe and introduction of internally developed and acquired products will drive our future revenue growth. We also seek to acquire businesses that complement our existing businesses and products.

Additionally, we expect that we will benefit from the national contract relationships that JARIT has established with group purchase organizations such as Novation, Broadlane, MedAssets, and Consorta and the relationship we recently established with Premier, Inc. for our neurosurgical products.

Our revenues are subject to quarterly fluctuations, based on business conditions and on the availability of funds for capital purchases by hospitals. Typically, our revenues in the fourth quarter of each calendar year benefit from hospitals' utilization of funding available at the end of their fiscal years, Integra sales promotions which tie compensation for our sales people to meeting annual quotas, and supply and distribution contracts with our private label customers with annual minimum purchase requirements.

Our gross margin on product revenues in the first quarter of 2003 was 61%, consistent with that of the first quarter of 2002. Our cost of product revenue in the first quarter of 2003 included $346,000 of inventory fair value purchase accounting adjustments for acquired inventory sold during the quarter. We expect to include approximately $600,000 of inventory fair value purchase accounting adjustments in our cost of product revenue in the second quarter of 2003 as we continue to sell inventory acquired in the JARIT, Padgett and Radionics transactions.

Other revenue, which consists primarily of development funding from strategic partners and license and distribution revenues, increased by $253,000 from the prior year quarter to $1.7 million. A $555,000 increase in product development revenue offset a $250,000 decrease in licensing and distribution fees.

Consistent with our increase in revenues, total other operating expenses, which exclude cost of product revenues but include amortization, increased 41% to $15.6 million in the first quarter of 2003, compared to $11.1 million in the first quarter of 2002.

Sales and marketing expenses increased 34% over the prior year period to $7.6 million, as a result of growth in product revenues subject to commissions and to the build out of our marketing and sales support and management functions. As a percentage of product revenues, sales and marketing expenses declined slightly from 23% in the first quarter of 2002 to 22% in the first quarter of 2003.

Research and development expenses increased 28% to $2.7 million in the first quarter of 2003, largely as a result of research and development activity in businesses acquired in 2002 and the development of a next generation ultrasonic aspirator product line.

We are obligated to pay $1.5 million to the sellers of the Novus Monitoring Limited assets if Novus achieves a product development milestone. If such payment is made, we estimate that approximately $1.0 million will be recorded as an in-process research and development charge. Currently, we expect that the product development milestone will be achieved in the second half of 2003.

General and administrative expenses increased 63% to $4.8 million in the quarter, due primarily to costs incurred in operating and integrating businesses acquired in 2002 and 2003. We expect that the rate of increase of general and administrative expenses will slow as we complete the integration of our acquired businesses and consolidate certain of our existing facilities.

Amortization expense increased $227,000 in the first quarter of 2003 because of acquisitions. Including the impact of the JARIT acquisition, we expect future amortization expense to approximate $800,000 per quarter.

NON-OPERATING INCOME AND EXPENSES

Net interest income decreased by $217,000 in the first quarter of 2003 as a result of a continued decline in interest rates. We expect to record net interest expense beginning in the second quarter of 2003, as approximately $1.0 million of quarterly interest expense associated with the convertible notes we issued on March 31, 2003 and April 15, 2003 is expected to exceed the interest income earned on the larger cash and marketable securities balances on hand.

In the three month period ended March 31, 2003, we realized a $0.2 million gain on the sale of available-for-sale securities, the proceeds of which were used to finance the JARIT acquisition. This gain was reported in other income (expense), net.

We recorded a $320,000 liability related to the current estimated fair value of the contingent interest obligation on the initial $105.0 million of notes issued in March 2003. The fair value of the contingent interest obligation will be marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense.

Income tax expense was approximately 36.5% and 35% of income before income taxes for the first quarter of 2003 and 2002, respectively. Income tax expense for the first quarter of 2003 and 2002 included a deferred income tax provision of $2.6 million and $1.9 million, respectively. The increase in the effective income tax rate in 2003 is the result of our expectation that a greater proportion of taxable income in 2003 will be generated in higher tax jurisdictions.

We reported net income for the first quarter of 2003 of $5.4 million, or $0.18 per share, as compared to net income of $4.1 million, or $0.13 per share, for the prior year quarter.

In future periods, the "if-converted" method will be used to determine the dilutive effect on earnings per share of our 2 1/2% contingent convertible notes due 2008 in periods when the holders of such securities are permitted to exercise their conversion rights. See Note 5 to the consolidated financial statements appearing elsewhere in this report and "Liquidity and Capital Resources" below for a further discussion of the notes.

International Product Revenues and Operations

Because we have operations based in Europe and we generate certain revenues and incur certain operating expenses in British pounds and the euro, we will experience currency exchange risk with respect to foreign currency denominated revenues or expenses. We expect our exposure to currency exchange risk to increase in the future because the recently acquired JARIT business purchases substantially all of its instruments from vendors in Europe in euro-denominated transactions, but generates the majority of its sales in U.S. dollars. Additionally, we plan to substantially increase the use of these vendors for purchases of our remaining instrument product lines (Redmond(TM)-Ruggles(TM), Padgett). Currently, we purchase the majority of these instruments through vendors in U.S. dollar-denominated transactions.

Currently, we do not use derivative financial instruments to manage foreign currency risk. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe that this potential impact presents a significant risk to our business, we may enter into derivative financial instruments, including forward contracts to purchase or sell foreign currencies, to mitigate this risk.

Additionally, we generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased or decreased compared to the local currency.

Our sales to foreign markets may be affected by local economic conditions. Relationships with customers and effective terms of sale frequently vary by country, and foreign sales often result in longer-term receivables than are typical in the United States.

Product revenues by major geographic area are summarized below:
                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Three months ended March 31, 2003 ... $ 27,262    $  5,001    $  1,458    $  1,409   $ 35,130
Three months ended March 31, 2002 ...   19,372       3,023       1,240         884     24,519

In the quarter ended March 31, 2003, product revenues from customers outside the United States totaled $7.9 million, or 22% of consolidated product revenue, of which approximately 64% were to European customers. Of this amount, $4.1 million was generated in foreign currencies primarily by our foreign-based subsidiaries in the United Kingdom, Germany and France.

In the quarter ended March 31, 2002, product revenues from customers outside the United States totaled $5.1 million, or 21% of consolidated product revenue, of which approximately 59% were to European customers. Of this amount, $2.1 million was generated in foreign currencies by our foreign-based subsidiaries in the United Kingdom, Germany and France.

Liquidity and Capital Resources

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations. Prior to 2001, we primarily relied on funds generated from private and public offerings of equity securities, research and collaboration funding, and borrowings under a revolving credit line to fund existing operations. Since 2001, we have generated positive operating cash flows on an annual basis, including $15.7 million in 2001 and $32.0 million in 2002, and we generated $8.8 million of operating cash flows in the first quarter of 2003.

Our principal uses of funds during the three month period ended March 31, 2003 were $42.4 million for acquisition consideration, $35.3 million for the purchase of treasury stock and $0.5 million for purchases of property and equipment. Principal sources of funds were approximately $101.9 million from the issuance of convertible notes, $8.8 million in operating cash flows and $2.2 million from the issuance of common stock through the exercise of stock options.

On March 31, 2003, we received approximately $101.9 million of net proceeds from the sale of $105.0 million of our contingent convertible subordinated notes due 2008. We will pay interest on the notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The contingent interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert them into shares of our common under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity and the notes' holders may compel us to repurchase the notes upon a change of control.

We used approximately $35.3 million of the proceeds from this offering to repurchase 1.5 million shares of our common stock.

On April 15, 2003, we sold an additional $15.0 million of notes for aggregate net proceeds of $14.5 million.

At March 31, 2003, we had cash, cash equivalents and current and non-current investments totaling approximately $169.7 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations in the short term. However, given the significant level of liquid assets and our objective to grow by acquisitions and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets.

We are obligated to pay $3.0 million for interest per year on our contingent convertible notes and to repay their principal amount of $120.0 million on March 15, 2008. We are contractually obligated to pay the following amounts under the terms of operating lease agreements for our facilities:

2003                  $2.0 million
2004                   1.7 million
2005                   0.9 million
2006                   0.8 million
2007                   0.8 million
Thereafter             2.0 million

We may be obligated to pay Novus an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from Novus' products. Additionally, we are obligated to pay royalties based on sales of certain of our products, including $0.2 million in future guaranteed minimum royalty payments to the seller of a business we acquired in 2001, and fees to various group purchasing organizations based on a percentage of sales of certain of our products. We have no other significant future contractual obligations.

In February 2003, our Board of Directors reauthorized our share repurchase program. Under the program, we may repurchase up to an additional 1,000,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. We may repurchase shares under this program through February 2004 either in the open market or in privately negotiated transactions. During 2002, we repurchased approximately 100,000 shares of our common stock under this program. Repurchases under this program are separate and in addition to the 1.5 million shares of common stock repurchased concurrent with the issuance of the contingent convertible notes in March 2003.


FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and those set forth in Exhibit 99.2 appearing elsewhere in this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial risk from changes in foreign exchange rates and interest rates.

Foreign Currency Exchange

A discussion of foreign currency exchange risks is provided under the caption "International Product Revenues and Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Interest Rate and Credit Risk

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities and on the fair value of our contingent convertible notes. We do not have any floating rate debt obligations.

A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at March 31, 2003 would increase or decrease interest income by approximately $1.7 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

A hypothetical 100 basis point increase in interest rates would decrease the fair value of our $105.0 million of contingent convertible notes outstanding at March 31, 2003 by approximately $4.7 million. We are not subject to foreign currency exchange risk with respect to this debt.


ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days before filing this report, the Chief Executive Officer and Senior Vice President, Finance and Treasurer evaluated the effectiveness of the design and operation of Integra's disclosure controls and procedures. Integra's disclosure controls and procedures are the controls and other procedures that the Chief Executive Officer and Senior Vice President, Finance and Treasurer have designed to ensure that Integra records, processes, summarizes and reports in a timely manner the information we must disclose in reports filed under the Securities Exchange Act of 1934, as amended. Stuart M. Essig, Chief Executive Officer, and David B. Holtz, Senior Vice President, Finance and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Essig and Holtz concluded that, as of the date of their evaluation, Integra's disclosure controls and procedures were effective.

Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 9 to the Unaudited Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we issued and sold, in a private placement, $105.0 million aggregate principal amount of 2 1/2 Contingent Convertible Subordinated Notes due March 15, 2008. The notes are convertible into our common stock at a conversion rate of 29.2847 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $34.15 per share. Conversion of the notes is subject to certain conditions, including when the market price of our common stock on the previous trading day is more than 110% of the conversion price. In addition to fixed interest at the rate of 2.50% per year, the notes also pay contingent interest under certain circumstances. See Note 5 to the Company's Unaudited Financial Statements.

We sold the notes to Credit Suisse First Boston LLC, Banc of America Securities LLC, and U.S. Bancorp Piper Jaffray Inc. in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers offered and sold the notes to "qualified institutional buyers" under Rule 144A of the Securities Act of 1933, as amended. We have agreed to file a registration statement under the Securities Act to permit registered resales of the notes and of the common stock issuable upon their conversion.

The aggregate offering price of the notes was $105.0 million, 100% of the principal amount thereof. We received aggregate net proceeds of approximately $101.9 million, the difference between the aggregate offering price of the notes and the initial purchasers' discount of $3.1 million, or 3% of the principal amount of the notes. We used approximately $35.3 million of the aggregate net proceeds to repurchase 1.5 million shares of our common stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.1 Indenture, dated as of March 31, 2003, between Integra LifeSciences Holdings Corporation and Wells Fargo Bank Minnesota, National Association.

10.1    Retention Agreement of Robert Paltridge dated as of February 20, 2003

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by
         Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.2     Risk Factors

(b) Reports on Form 8-K

On March 25, 2003, we filed with the Securities and Exchange Commission a Report on Form 8-K with respect to the acquisition of all of the issued and outstanding capital stock of J. Jamner Surgical Instruments, Inc. on March 17, 2003.

(1) The certifications are furnished to, and not filed with, the Securities and Exchange Commission and are not incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  May 15, 2003    /s/  Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer

         Date:  May 15, 2003   /s/ David B. Holtz
                              -------------------
                              David B. Holtz
                              Senior Vice President, Finance and Treasurer


                                 CERTIFICATIONS

                  Certification of Principal Executive Officer

         I, Stuart M. Essig, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holding Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                    /s/ Stuart M. Essig

                                                   ------------------------
                                                        Stuart M. Essig
                                                        Chief Executive Officer

                  Certification of Principal Financial Officer

         I, David B. Holtz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holding Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                      /s/ David B. Holtz

                                                     ------------------------
                                                          David B. Holtz
                                                          Senior Vice President,
                                                          Finance and Treasurer

Exhibits

4.1 Indenture, dated as of March 31, 2003, between Integra LifeSciences Holdings Corporation and Wells Fargo Bank Minnesota, National Association.

10.1    Retention Agreement of Robert Paltridge dated as of February 20, 2003

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by
         Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.2     Risk Factors


(1) The certifications are furnished to, and not filed with, the Securities and Exchange Commission and are not incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended.

Exhibit 4.1


                    Integra LifeSciences Holdings Corporation
            2 1/2% CONTINGENT CONVERTIBLE SUBORDINATED NOTES DUE 2008




                               --------------------
                                    INDENTURE
                           DATED AS OF MARCH 31, 2003


                               --------------------
                WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION,
                                   AS TRUSTEE





















================================================================================


                                TABLE OF CONTENTS
                                                                                                                Page

ARTICLE 1  DEFINITIONS AND INCORPORATION BY REFERENCE.............................................................1
         SECTION 1.1.  DEFINITIONS................................................................................1
         SECTION 1.2.  OTHER DEFINITIONS..........................................................................7
         SECTION 1.3.  TRUST INDENTURE ACT PROVISIONS.............................................................8
         SECTION 1.4.  RULES OF CONSTRUCTION......................................................................8
ARTICLE 2  THE SECURITIES.........................................................................................9
         SECTION 2.1.  FORM AND DATING............................................................................9
         SECTION 2.2.  EXECUTION AND AUTHENTICATION..............................................................11
         SECTION 2.3.  REGISTRAR, PAYING AGENT AND CONVERSION AGENT..............................................12
         SECTION 2.4.  PAYING AGENT TO HOLD MONEY IN TRUST.......................................................12
         SECTION 2.5.  SECURITYHOLDER LISTS......................................................................13
         SECTION 2.6.  TRANSFER AND EXCHANGE.....................................................................13
         SECTION 2.7.  REPLACEMENT SECURITIES....................................................................14
         SECTION 2.8.  OUTSTANDING SECURITIES....................................................................14
         SECTION 2.9.  TREASURY SECURITIES.......................................................................15
         SECTION 2.10.  TEMPORARY SECURITIES.....................................................................15
         SECTION 2.11.  CANCELLATION.............................................................................15
         SECTION 2.12.  LEGEND; ADDITIONAL TRANSFER AND EXCHANGE REQUIREMENTS....................................16
         SECTION 2.13.  CUSIP NUMBERS............................................................................18
         SECTION 2.14.  TAX TREATMENT............................................................................18
ARTICLE 3  REDEMPTION AND PURCHASES..............................................................................19
         SECTION 3.1.  REDEMPTION BY THE COMPANY.................................................................19
         SECTION 3.2.  PURCHASE OF SECURITIES AT OPTION OF THE HOLDER UPON CHANGE IN CONTROL.....................19
         SECTION 3.3.  EFFECT OF CHANGE IN CONTROL PURCHASE NOTICE...............................................22
         SECTION 3.4.  DEPOSIT OF CHANGE IN CONTROL PURCHASE PRICE...............................................22
         SECTION 3.5.  SECURITIES PURCHASED IN PART..............................................................23
         SECTION 3.6.  COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF SECURITIES...............................23
         SECTION 3.7.  REPAYMENT TO THE COMPANY..................................................................23
ARTICLE 4  CONVERSION............................................................................................23
         SECTION 4.1.  CONVERSION PRIVILEGE......................................................................23
         SECTION 4.2.  CONVERSION PROCEDURE......................................................................26
         SECTION 4.3.  FRACTIONAL SHARES.........................................................................27
         SECTION 4.4.  TAXES ON CONVERSION.......................................................................27
         SECTION 4.5.  COMPANY TO PROVIDE STOCK..................................................................27
         SECTION 4.6.  ADJUSTMENT OF CONVERSION PRICE............................................................28
         SECTION 4.7.  NO ADJUSTMENT.............................................................................33
         SECTION 4.8.  ADJUSTMENT FOR TAX PURPOSES...............................................................33
         SECTION 4.9.  NOTICE OF ADJUSTMENT......................................................................34

         SECTION 4.10.  NOTICE OF CERTAIN TRANSACTIONS...........................................................34
         SECTION 4.11.  EFFECT OF RECLASSIFICATION, CONSOLIDATION, MERGER OR SALE ON CONVERSION PRIVILEGE........34
         SECTION 4.12.  TRUSTEE'S DISCLAIMER.....................................................................35
         SECTION 4.13.  VOLUNTARY REDUCTION......................................................................35
ARTICLE 5  SUBORDINATION.........................................................................................36
         SECTION 5.1.  AGREEMENT OF SUBORDINATION................................................................36
         SECTION 5.2.  PAYMENTS TO HOLDERS.......................................................................36
         SECTION 5.3.  SUBROGATION OF SECURITIES.................................................................39
         SECTION 5.4.  AUTHORIZATION TO EFFECT SUBORDINATION.....................................................40
         SECTION 5.5.  NOTICE TO TRUSTEE.........................................................................40
         SECTION 5.6.  TRUSTEE'S RELATION TO SENIOR INDEBTEDNESS.................................................41
         SECTION 5.7.  NO IMPAIRMENT OF SUBORDINATION............................................................41
         SECTION 5.8.  CERTAIN CONVERSIONS DEEMED PAYMENT........................................................41
         SECTION 5.9.  ARTICLE APPLICABLE TO PAYING AGENTS.......................................................42
         SECTION 5.10.  SENIOR INDEBTEDNESS ENTITLED TO RELY.....................................................42
ARTICLE 6  COVENANTS.............................................................................................42
         SECTION 6.1.  PAYMENT OF SECURITIES.....................................................................42
         SECTION 6.2.  SEC AND OTHER REPORTS.....................................................................43
         SECTION 6.3.  COMPLIANCE CERTIFICATES...................................................................43
         SECTION 6.4.  FURTHER INSTRUMENTS AND ACTS..............................................................44
         SECTION 6.5.  MAINTENANCE OF CORPORATE EXISTENCE........................................................44
         SECTION 6.6.  RULE 144A INFORMATION REQUIREMENT.........................................................44
         SECTION 6.7.  STAY, EXTENSION AND USURY LAWS............................................................44
         SECTION 6.8.  PAYMENT OF ADDITIONAL INTEREST............................................................44
ARTICLE 7  CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE..................................................45
         SECTION 7.1.  COMPANY MAY CONSOLIDATE, ETC, ONLY ON CERTAIN TERMS.......................................45
         SECTION 7.2.  SUCCESSOR SUBSTITUTED.....................................................................45
ARTICLE 8  DEFAULT AND REMEDIES..................................................................................46
         SECTION 8.1.  EVENTS OF DEFAULT.........................................................................46
         SECTION 8.2.  ACCELERATION..............................................................................47
         SECTION 8.3.  OTHER REMEDIES............................................................................48
         SECTION 8.4.  WAIVER OF DEFAULTS AND EVENTS OF DEFAULT..................................................48
         SECTION 8.5.  CONTROL BY MAJORITY.......................................................................49
         SECTION 8.6.  LIMITATIONS ON SUITS......................................................................49
         SECTION 8.7.  RIGHTS OF HOLDERS TO RECEIVE PAYMENT AND TO CONVERT.......................................49
         SECTION 8.8.  COLLECTION SUIT BY TRUSTEE................................................................50
         SECTION 8.9.  TRUSTEE MAY FILE PROOFS OF CLAIM..........................................................50
         SECTION 8.10.  PRIORITIES...............................................................................50
         SECTION 8.11.  UNDERTAKING FOR COSTS....................................................................51

ARTICLE 9  TRUSTEE...............................................................................................51
         SECTION 9.1.  DUTIES OF TRUSTEE.........................................................................51
         SECTION 9.2.  RIGHTS OF TRUSTEE.........................................................................52
         SECTION 9.3.  INDIVIDUAL RIGHTS OF TRUSTEE..............................................................53
         SECTION 9.4.  TRUSTEE'S DISCLAIMER......................................................................53
         SECTION 9.5.  NOTICE OF DEFAULT OR EVENTS OF DEFAULT....................................................53
         SECTION 9.6.  REPORTS BY TRUSTEE TO HOLDERS.............................................................53
         SECTION 9.7.  COMPENSATION AND INDEMNITY................................................................54
         SECTION 9.8.  REPLACEMENT OF TRUSTEE....................................................................55
         SECTION 9.9.  SUCCESSOR TRUSTEE BY MERGER, ETC..........................................................55
         SECTION 9.10.  ELIGIBILITY; DISQUALIFICATION............................................................56
         SECTION 9.11.  PREFERENTIAL COLLECTION OF CLAIMS AGAINST COMPANY........................................56
ARTICLE 10  SATISFACTION AND DISCHARGE OF INDENTURE..............................................................56
         SECTION 10.1.  SATISFACTION AND DISCHARGE OF INDENTURE..................................................56
         SECTION 10.2.  APPLICATION OF TRUST MONEY...............................................................57
         SECTION 10.3.  REPAYMENT TO COMPANY.....................................................................57
         SECTION 10.4.  REINSTATEMENT............................................................................57
ARTICLE 11  AMENDMENTS, SUPPLEMENTS AND WAIVERS..................................................................58
         SECTION 11.1.  WITHOUT CONSENT OF HOLDERS...............................................................58
         SECTION 11.2.  WITH CONSENT OF HOLDERS..................................................................58
         SECTION 11.3.  COMPLIANCE WITH TRUST INDENTURE ACT......................................................59
         SECTION 11.4.  REVOCATION AND EFFECT OF CONSENTS........................................................60
         SECTION 11.5.  NOTATION ON OR EXCHANGE OF SECURITIES....................................................60
         SECTION 11.6.  TRUSTEE TO SIGN AMENDMENTS, ETC..........................................................60
         SECTION 11.7.  EFFECT OF SUPPLEMENTAL INDENTURES........................................................60
ARTICLE 12  MISCELLANEOUS........................................................................................60
         SECTION 12.1.  TRUST INDENTURE ACT CONTROLS.............................................................60
         SECTION 12.2.  NOTICES..................................................................................61
         SECTION 12.3.  COMMUNICATIONS BY HOLDERS WITH OTHER HOLDERS.............................................62
         SECTION 12.4.  CERTIFICATE AND OPINION AS TO CONDITIONS PRECEDENT.......................................62
         SECTION 12.5.  RECORD DATE FOR VOTE OR CONSENT OF SECURITYHOLDERS.......................................62
         SECTION 12.6.  RULES BY TRUSTEE, PAYING AGENT, REGISTRAR AND CONVERSION AGENT...........................63
         SECTION 12.7.  LEGAL HOLIDAYS...........................................................................63
         SECTION 12.8.  GOVERNING LAW............................................................................63
         SECTION 12.9.  NO ADVERSE INTERPRETATION OF OTHER AGREEMENTS............................................63
         SECTION 12.10.  NO RECOURSE AGAINST OTHERS..............................................................63
         SECTION 12.11.  SUCCESSORS..............................................................................63
         SECTION 12.12.  MULTIPLE COUNTERPARTS...................................................................64
         SECTION 12.13.  SEPARABILITY............................................................................64
         SECTION 12.14.  TABLE OF CONTENTS, HEADINGS, ETC........................................................64


================================================================================
















                    Integra LifeSciences Holdings Corporation

            2 1/2% CONTINGENT CONVERTIBLE SUBORDINATED NOTES DUE 2008



                               --------------------

                                    INDENTURE
                           DATED AS OF MARCH 31, 2003


                               --------------------

                WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION,
                                   AS TRUSTEE


















================================================================================




                             CROSS-REFERENCE TABLE*
                                                                                             INDENTURE
TIA SECTION                                                                                   SECTION
Section              310(a)(1)...........................................................  9.10
                     (a)(2)..............................................................  9.10
                     (a)(3)..............................................................  N.A.**
                     (a)(4)..............................................................  N.A.
                     (a)(5)..............................................................  9.10
                     (b).................................................................  9.8; 9.10
                     (c).................................................................  N.A.
Section              311(a)..............................................................  9.11
                     (b).................................................................  9.11
                     (c).................................................................  N.A.
Section              312(a)..............................................................  2.5
                     (b).................................................................  12.3
                     (c).................................................................  12.3
Section              313(a)..............................................................  9.6
                     (b)(1)..............................................................  N.A.
                     (b)(2)..............................................................  9.6
                     (c).................................................................  9.6; 12.2
                     (d).................................................................  9.6
Section              314(a)..............................................................  6.2; 6.4; 12.2
                     (b).................................................................  N.A.
                     (c)(1)..............................................................  12.4(a)
                     (c)(2)..............................................................  12.4(a)
                     (c)(3)..............................................................  N.A.
                     (d).................................................................  N.A.
                     (e).................................................................  12.4(b)
                     (f).................................................................  N.A.
Section              315(a)..............................................................  9.1(b)
                     (b).................................................................  9.5; 12.2
                     (c).................................................................  9.1(a)
                     (d).................................................................  9.1(c)
                     (e).................................................................  8.11
Section              316(a)(last sentence)...............................................  2.9
                     (a)(1)(A)...........................................................  8.5
                     (a)(1)(B)...........................................................  8.4
                     (a)(2)..............................................................  N.A.
                     (b).................................................................  8.7
                     (c).................................................................  12.5
Section              317(a)(1)...........................................................  8.8
                     (a)(2)..............................................................  8.9
                     (b).................................................................  2.4

* This Cross-Reference Table shall not, for any purpose, be deemed a part of this Indenture.
** N.A. means Not Applicable

                  THIS INDENTURE dated as of March 31, 2003 is between Integra LifeSciences Holdings Corporation, a corporation duly organized under the laws of the State of Delaware (the "Company"), and Wells Fargo Bank Minnesota, National Association, a national bank association organized and existing under the laws of the United States, as Trustee (the "Trustee").

                  In consideration of the premises and the purchase of the Securities by the Holders thereof, both parties agree as follows for the benefit of the other and for the equal and ratable benefit of the registered Holders of the Company's 2 1/2% Contingent Convertible Subordinated Notes due 2008.

                                   ARTICLE 1
                   DEFINITIONS AND INCORPORATION BY REFERENCE

                  SECTION 1.1. DEFINITIONS

                  "Additional Interest" has the meaning specified in Section 5 of the Registration Rights Agreement. All references herein to interest accrued or payable as of any date shall include any Additional Interest accrued or payable as of such date as provided in the Registration Rights Agreement.

                  "Affiliate" means, with respect to any specified person, any other person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified person. For the purposes of this definition, "control" when used with respect to any person means the power to direct the management and policies of such person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                  "Agent" means any Registrar, Paying Agent or Conversion Agent.

                  "Applicable Procedures" means, with respect to any transfer or exchange of beneficial ownership interests in a Global Security, the rules and procedures of the Depositary, in each case to the extent applicable to such transfer or exchange.

                  "Board of Directors" means either the board of directors of the Company or any committee of the Board of Directors authorized to act for it with respect to this Indenture.

                  "Business Day" means each day that is not a Legal Holiday.

                  "Capital Stock" or "capital stock" of any Person means any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) equity of such Person, but excluding any debt securities convertible into such equity.

                  "Cash" or "cash" means such coin or currency of the United States as at any time of payment is legal tender for the payment of public and private debts.

                  "Cash Equivalents" means (i) marketable direct obligations issued by, or unconditionally guaranteed by, the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within one year from the date of acquisition thereof; (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from either Standard & Poor's Ratings Service or Moody's Investors Service, Inc.; (iii) commercial paper maturing no more than one year from the date of acquisition thereof issued by any bank organized under the laws of the United States of America or any state thereof or the District of Columbia or any U.S. branch of a foreign bank having at the date of acquisition thereof combined capital and surplus of not less than $250,000,000; (iv) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (i) above entered into with any bank meeting the qualifications specified in clause (iii) above; and (v) money market funds which invest substantially all their assets in securities of the types described in clauses (i) through (iv) above.

                  "Certificated Security" means a Security that is in substantially the form attached hereto as Exhibit A and that does not include the information or the schedule called for by footnotes 1, 3 and 4 thereof.

                  "Common Stock" means the common stock of the Company, $0.01 par value, as it exists on the date of this Indenture and any shares of any class or classes of capital stock of the Company resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company and which are not subject to redemption by the Company; provided, however, that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable on conversion of Securities shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

                  "Company" means the party named as such in the first paragraph of this Indenture until a successor replaces it pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor Company.

                  "Continuing Directors" means, as of any date of determination, any member of the Board of Directors who (a) was a member of the Board of Directors as of the date hereof or (b) was nominated for election or elected to the Board of Directors with the approval of a majority of the Continuing Directors who were members at the time of the new director's nomination or election.

                  "Conversion Rate" means the number of shares of Common Stock into which each Security is convertible, and shall equal the quotient obtained by dividing $1,000 by the then current Conversion Price.

                  "Corporate Trust Office" means the principal office of the Trustee at which at any particular time its corporate trust business shall be administered, which office at the date of the execution of this Indenture is located at 213 Court Street, Suite 703, Middletown, CT 06457, Attention:
Corporate Trust Services or at any other time at such other address as the Trustee may designate from time to time by notice to the Company.

                  "Default" or "default" means, when used with respect to the Securities, any event which is or, after notice or passage of time or both, would be an Event of Default.

                  "Designated Senior Indebtedness" means any particular Senior Indebtedness of the Company in which the instrument creating or evidencing the same or the assumption or guarantee thereof (or any related agreements or documents to which the Company is a party) expressly provides that such Senior Indebtedness shall be "Designated Senior Indebtedness" for purposes of this Indenture (provided that such instrument, agreement or other document may place limitations and conditions on the right of such Senior Indebtedness to exercise the rights of Designated Senior Indebtedness). If any payment made to any holder of any Designated Senior Indebtedness or its Representative with respect to such Designated Senior Indebtedness is rescinded or must otherwise be returned by such holder or Representative upon the insolvency, bankruptcy or reorganization of the Company or otherwise, the reinstated Indebtedness of the Company arising as a result of such rescission or return shall constitute Designated Senior Indebtedness effective as of the date of such rescission or return.

                  "Exchange Act" means the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, as in effect from time to time.

                  "Final Maturity Date" means March 15, 2008.

                  "GAAP" means generally accepted accounting principles in the United States of America as in effect as of the date of this Indenture, including those set forth in (1) the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants, (2) the statements and pronouncements of the Financial Accounting Standards Board, (3) such other statements by such other entity as approved by a significant segment of the accounting profession and (4) the rules and regulations of the SEC governing the inclusion of financial statements (including pro forma financial statements) in registration statements filed under the Securities Act and periodic reports required to be filed pursuant to
Section 13 of the Exchange Act, including opinions and pronouncements in staff accounting bulletins and similar written statements from the accounting staff of the SEC.

                  "Global Security" means a permanent Global Security that is in substantially the form attached hereto as Exhibit A and that includes the information and schedule called for by footnotes 1, 3 and 4 thereof and which is deposited with the Depositary or its custodian and registered in the name of the Depositary or its nominee.

                  "Holder" or "Securityholder" means the person in whose name a Security is registered on the Primary Registrar's books.

                  "Indebtedness" means, with respect to any Person, without duplication, (a) all indebtedness, obligations and other liabilities (contingent or otherwise) of such Person (i) for borrowed money (including obligations of such Person in respect of overdrafts, foreign exchange contracts, currency exchange agreements, interest rate protection agreements, and any loans or advances from banks, whether or not evidenced by notes or similar instruments) or (ii) evidenced by credit or loan agreements, bonds, debentures, notes or similar instruments (whether or not the recourse of the lender is to the whole of the assets of such Person or to only a portion thereof) (other than any accounts payable or other accrued current liability or obligation incurred in the ordinary course of business in connection with the obtaining of materials or services), (b) all reimbursement obligations and other liabilities (contingent or otherwise) of such Person with respect to letters of credit, bank guarantees or bankers' acceptances, (c) all obligations and liabilities (contingent or otherwise) of such Person (i) in respect of leases of such Person required, in conformity with GAAP, to be accounted for as capitalized lease obligations on the balance sheet of such Person (as determined by such Person), or (ii) under any lease or related document (including a purchase agreement, conditional sale or other title retention agreement) in connection with the lease of real property or improvements thereon (or any personal property included as part of any such lease) which provides that such Person is contractually obligated to purchase or cause a third party to purchase the leased property or pay an agreed upon residual value of the leased property to the lessor (whether or not such lease transaction is characterized as an operating lease or a capitalized lease in accordance with GAAP), (d) all obligations (contingent or otherwise) of such Person with respect to any interest rate or other swap, cap, floor or collar agreement, hedge agreement, forward contract, or other similar instrument or agreement or foreign currency hedge, exchange, purchase or similar instrument or agreement; (e) all direct or indirect guaranties or similar agreements by such Person in respect of, and obligations or liabilities of such Person to purchase or otherwise acquire or otherwise assure a creditor against loss in respect of, indebtedness, obligations or liabilities of another Person of the kinds described in clauses (a) through (d), and (f) any and all deferrals, renewals, extensions, refinancings and refundings of, or amendments, modifications or supplements to, any indebtedness, obligation or liability of the kinds described in clauses (a) through (e); provided, however, that Indebtedness shall not include obligations and liabilities of such Person (x) arising from the honoring by a bank of other financial institution of a check, draft of similar instrument inadvertently drawn against insufficient funds in the ordinary course of business, provided such obligations are extinguished within two Business Days of their incurrence, (y) resulting from the endorsement of negotiable instruments for collection in the ordinary course of business and consistent with past business practices and (z) stand-by letters of credit to the extent collaterallized by Cash or Cash Equivalents.

                  "Indenture" means this Indenture as amended or supplemented from time to time pursuant to the terms of this Indenture.

                  "Initial Purchasers" means Credit Suisse First Boston LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc.

                  "Officer" means the Chairman or any Co-Chairman of the Board, any Vice Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Secretary or any Assistant Secretary of the Company.

                  "Officers' Certificate" means a certificate signed by two Officers; provided, however, that for purposes of Sections 4.11 and 6.3, "Officers' Certificate" means a certificate signed by the principal executive officer, principal financial officer or principal accounting officer of the Company and by one other Officer.

                  "Opinion of Counsel" means a written opinion from legal counsel. The counsel may be an employee of or counsel to the Company or the Trustee.

                  "Person" or "person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof or any other entity.

                  "Principal" or "principal" of a debt security, including the Securities, means the principal of the security plus, when appropriate, the premium, if any, on the security.

                  "Registration Rights Agreement" means the Registration Rights Agreement dated, as of March 31, 2003, by and among the Company and the Initial Purchasers.

                  "Representative" means the (a) indenture trustee or other trustee, agent or representative for any Senior Indebtedness or (b) with respect to any Senior Indebtedness that does not have any such trustee, agent or other representative, (i) in the case of such Senior Indebtedness issued pursuant to an agreement providing for voting arrangements as among the holders or owners of such Senior Indebtedness, any holder or owner of such Senior Indebtedness acting with the consent of the required persons necessary to bind such holders or owners of such Senior Indebtedness and (ii) in the case of all other such Senior Indebtedness, the holder or owner of such Senior Indebtedness.

                  "Restricted Global Security" means a Global Security that is a Restricted Security.

                  "Restricted Security" means a Security required to bear the restricted legend set forth in the form of Security set forth in Exhibit A of this Indenture.

                  "Rule 144" means Rule 144 under the Securities Act or any successor to such Rule.

                  "Rule 144A" means Rule 144A under the Securities Act or any successor to such Rule.

                  "SEC" means the Securities and Exchange Commission.

                  "Securities" means the 2 1/2% Contingent Convertible Subordinated Notes due 2008 or any of them (each, a "Security"), as amended or supplemented from time to time, that are issued under this Indenture.

                  "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, as in effect from time to time.

                  "Securities Custodian" means the Trustee, as custodian with respect to the Securities in global form, or any successor thereto.

                  "Senior Indebtedness" means the principal of, premium, if any, interest (including all interest accruing subsequent to the commencement of any bankruptcy or similar proceeding, whether or not a claim for post-petition interest is allowed as a claim in any such proceeding) and rent payable on or in connection with, and all fees, costs, expenses and other amounts accrued or due on or in connection with, Indebtedness of the Company, whether secured or unsecured, absolute or contingent, due or to become due, outstanding on the date of this Indenture or thereafter created, incurred, assumed, guaranteed or in effect guaranteed by the Company (including all deferrals, renewals, extensions or refundings of, or amendments, modifications or supplements to, the foregoing), unless in the case of any particular Indebtedness the instrument creating or evidencing the same or the assumption or guarantee thereof expressly provides that such Indebtedness shall not be senior in right of payment to the Securities or expressly provides that such Indebtedness is "pari passu" or "junior" to the Securities. Notwithstanding the foregoing, the term Senior Indebtedness shall not include the Securities. If any payment made to any holder of any Senior Indebtedness or its Representative with respect to such Senior Indebtedness is rescinded or must otherwise be returned by such holder or Representative upon the insolvency, bankruptcy or reorganization of the Company or otherwise, the reinstated Indebtedness of the Company arising as a result of such rescission or return shall constitute Senior Indebtedness effective as of the date of such rescission or return.

                  "Subsidiary" means, in respect of any Person, any corporation, association, partnership or other business entity of which more than 50% of the total voting power of shares of Capital Stock or other interests (including partnership interests) entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers, general partners or trustees thereof is at the time owned or controlled, directly or indirectly, by
(i) such Person; (ii) such Person and one or more Subsidiaries of such Person; or (iii) one or more Subsidiaries of such Person.

                  "TIA" means the Trust Indenture Act of 1939, as amended, and the rules and regulations thereunder as in effect on the date of this Indenture, except as provided in Section 11.3, and except to the extent any amendment to the Trust Indenture Act expressly provides for application of the Trust Indenture Act as in effect on another date.

                  "Trading Day" means, with respect to any security, each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which securities are not generally traded on the principal exchange or market in which such security is traded.

                  "Trustee" means the party named as such in the first paragraph of this Indenture until a successor replaces it in accordance with the provisions of this Indenture, and thereafter means the successor.

                  "Trust Officer" means, with respect to the Trustee, any officer assigned to the Corporate Trust Office, and also, with respect to a particular matter, any other officer to whom such matter is referred because of such officer's knowledge of and familiarity with the particular subject.

                  "Unrestricted Certificated Security" means a Certificated Security that is not a Restricted Security.

                  "Unrestricted Global Security" means a Global Security that is not a Restricted Security.

                  "Vice President" when used with respect to the Company or the Trustee, means any vice president, whether or not designated by a number or a word or words added before or after the title "vice president."

                  "Voting Stock" of a Person means all classes of Capital Stock or other interests (including partnership interests) of such Person then outstanding and normally entitled (without regard to the occurrence of any contingency) to vote in the election of directors.

                         SECTION 1.2. OTHER DEFINITIONS
                                         Term                                     Defined in Section
"Agent Members"......................................................................    2.1(b)
"Bankruptcy Law".....................................................................    8.1
"Change in Control"..................................................................    3.2(a)
"Change in Control Purchase Date"....................................................    3.2(a)
"Change in Control Purchase Notice"..................................................    3.2(c)
"Change in Control Purchase Price"...................................................    3.2(a)
"Closing Price"......................................................................    4.6(e)
"Company Order"......................................................................    2.2
"Conversion Agent"...................................................................    2.3
"Conversion Date"....................................................................    4.2
"Conversion Price"...................................................................    4.6
"Conversion Value"...................................................................    4.1
"Current Market Price"...............................................................    4.6(e)
"Custodian"..........................................................................    8.1
"DTC"................................................................................    2.1
"Depositary".........................................................................    2.1
"Determination Date".................................................................    4.6(d)
"Event of Default"...................................................................    8.1
"Expiration Date"....................................................................    4.6(d)
"Expiration Time"....................................................................    4.6(d)
"Legal Holiday"......................................................................    12.7
"Legend" ............................................................................    2.12
"NNM"................................................................................    3.2(a)
"Paying Agent".......................................................................    2.3
"Payment Blockage Notice"............................................................    5.2
"Primary Registrar"..................................................................    2.3
"Purchase Agreement".................................................................    2.1
"Purchased Shares"...................................................................    4.6(d)
"QIB"................................................................................    2.1
"Registrar"..........................................................................    2.3
"Rights Plan" .......................................................................    4.6(c)
"Trading Price"......................................................................    4.1

                             Term                                                 Defined in Section
"Triggering Distribution"............................................................    4.6(d)
"Trigger Event" .....................................................................    4.6(c)



                  SECTION 1.3. TRUST INDENTURE ACT PROVISIONS

                  Whenever this Indenture refers to a provision of the TIA, that provision is incorporated by reference in and made a part of this Indenture. The Indenture shall also include those provisions of the TIA required to be included herein by the provisions of the Trust Indenture Reform Act of 1990. The following TIA terms used in this Indenture have the following meanings:

                  "indenture securities" means the Securities;

                  "indenture security holder" means a Securityholder;

                  "indenture to be qualified" means this Indenture;

                  "indenture trustee" or "institutional trustee" means the Trustee; and "obligor" on the indenture securities means the Company or any other obligor on the Securities.

                  All other terms used in this Indenture that are defined in the TIA, defined by TIA reference to another statute or defined by any SEC rule and not otherwise defined herein have the meanings assigned to them therein.

                  SECTION 1.4. RULES OF CONSTRUCTION

                  Unless the context otherwise requires:

                        (A)......a term has the meaning assigned to it;

                        (B)......an accounting term not otherwise defined has
the meaning assigned to it in accordance with GAAP;

                        (C)......words in the singular include the plural, and
words in the plural include the singular;

                        (D)......provisions apply to successive events and
transactions;

                        (E)......the term "merger" includes a statutory share
exchange and the term "merged" has a correlative meaning;

                        (F)......the masculine gender includes the feminine and
the neuter;

                        (G)......references to agreements and other instruments
include subsequent amendments thereto; and

                        (H)......"herein," "hereof" and other words of similar
import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

                                   ARTICLE 2
                                 THE SECURITIES

                  SECTION 2.1. FORM AND DATING

                  The Securities and the Trustee's certificate of authentication shall be substantially in the respective forms set forth in Exhibit A, which
Exhibit is incorporated in and made part of this Indenture. The Securities may have notations, legends or endorsements required by law, stock exchange rule or usage. The Company shall provide any such notations, legends or endorsements to the Trustee in writing. Each Security shall be dated the date of its authentication. The Securities are being offered and sold by the Company pursuant to a Purchase Agreement, dated March 26, 2003 (the "Purchase Agreement"), between the Company and the Initial Purchasers, in transactions exempt from, or not subject to, the registration requirements of the Securities Act.

                (a) Restricted Global Securities. All of the Securities are initially being offered and sold to qualified institutional buyers as defined in Rule 144A (collectively, "QIBs" or individually, each a "QIB") in reliance on Rule 144A under the Securities Act and shall be issued initially in the form of one or more Restricted Global Securities, which shall be deposited on behalf of the purchasers of the Securities represented thereby with the Trustee, at its Corporate Trust Office, as custodian for the depositary, The Depository Trust Company ("DTC") (such depositary, or any successor thereto, being hereinafter referred to as the "Depositary"), and registered in the name of its nominee, Cede & Co., duly executed by the Company and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of the Restricted Global Securities may from time to time be increased or decreased by adjustments made on the records of the Securities Custodian as hereinafter provided, subject in each case to compliance with the Applicable Procedures.

                (b) Global Securities In General. Each Global Security shall represent such of the outstanding Securities as shall be specified therein and each shall provide that it shall represent the aggregate amount of outstanding Securities from time to time endorsed thereon and that the aggregate amount of outstanding Securities represented thereby may from time to time be reduced or increased, as appropriate, to reflect exchanges, purchases or conversions of such Securities. Any adjustment of the aggregate principal amount of a Global Security to reflect the amount of any increase or decrease in the amount of outstanding Securities represented thereby shall be made by the Trustee in accordance with instructions given by the Holder thereof as required by Section
2.12 hereof and shall be made on the records of the Trustee and the Depositary.

                 Members of, or participants in, the Depositary ("Agent Members") shall have no rights under this Indenture with respect to any Global Security held on their behalf by the Depositary or under the Global Security, and the Depositary (including, for this purpose, its nominee) may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the absolute owner and Holder of such Global Security for all purposes whatsoever.

Notwithstanding the foregoing, nothing herein shall (A) prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or (B) impair, as between the Depositary and its Agent Members, the operation of customary practices governing the exercise of the rights of a Holder of any Security.

                (c) Book Entry Provisions. The Company shall execute and the Trustee shall, in accordance with this Section 2.1(c), authenticate and deliver initially one or more Global Securities that (i) shall be registered in the name of the Depositary, (ii) shall be delivered by the Trustee to the Depositary or pursuant to the Depositary's instructions and (iii) shall bear legends substantially to the following effect:

"UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY TO INTEGRA LIFESCIENCES HOLDINGS CORPORATION (THE "COMPANY") OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN. THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITARY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND, UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.

FOR PURPOSES OF SECTIONS 1272, 1273 AND 1275 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED, THIS SECURITY IS BEING ISSUED WITH ORIGINAL ISSUE DISCOUNT AND THE ISSUE DATE OF THIS SECURITY IS MARCH 31, 2003. IN ADDITION, THIS SECURITY IS SUBJECT TO UNITED STATES FEDERAL INCOME TAX REGULATIONS GOVERNING CONTINGENT PAYMENT DEBT INSTRUMENTS. UNDER SUCH REGULATIONS, THE COMPARABLE YIELD OF THIS SECURITY IS 9.702% (WHICH WILL BE TREATED AS THE YIELD FOR UNITED STATES FEDERAL INCOME TAX PURPOSES), COMPOUNDED SEMIANNUALLY.

THE COMPANY AGREES, AND BY ACCEPTING A BENEFICIAL OWNERSHIP INTEREST IN THIS SECURITY EACH HOLDER OF THIS SECURITY WILL BE DEEMED TO HAVE AGREED, FOR UNITED

STATES FEDERAL INCOME TAX PURPOSES, TO TREAT THIS SECURITY AS A "CONTINGENT PAYMENT DEBT INSTRUMENT" AND TO BE BOUND BY THE COMPANY'S APPLICATION OF THE TREASURY REGULATIONS THAT GOVERN CONTINGENT PAYMENT DEBT INSTRUMENTS, INCLUDING THE COMPANY'S DETERMINATION (1) OF THE PROJECTED PAYMENT SCHEDULE AND (2) THAT THE RATE AT WHICH INTEREST WILL BE DEEMED TO ACCRUE FOR UNITED STATES FEDERAL INCOME TAX PURPOSES WILL BE 9.702% COMPOUNDED SEMI-ANNUALLY. THE COMPANY AGREES TO PROVIDE PROMPTLY TO THE HOLDER OF THIS SECURITY, UPON WRITTEN REQUEST, THE AMOUNT OF ORIGINAL ISSUE DISCOUNT, ISSUE PRICE, YIELD TO MATURITY, AND PROJECTED PAYMENT SCHEDULE. ANY SUCH WRITTEN REQUEST SHOULD BE SENT TO THE COMPANY AT THE FOLLOWING ADDRESS: INTEGRA LIFESCIENCES HOLDING CORPORATION, 311 ENTERPRISE DRIVE, PLAINSBORO, NEW JERSEY 08536, ATTENTION: INVESTOR/PUBLIC RELATIONS."

                  SECTION 2.2. EXECUTION AND AUTHENTICATION

                  An Officer shall sign the Securities for the Company by manual or facsimile signature attested by the manual or facsimile signature of the Secretary or an Assistant Secretary of the Company. Typographic and other minor errors or defects in any such facsimile signature shall not affect the validity or enforceability of any Security which has been authenticated and delivered by the Trustee.

                  If an Officer whose signature is on a Security no longer holds that office at the time the Trustee authenticates the Security, the Security shall be valid nevertheless.

                  A Security shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Security. The signature shall be conclusive evidence that the Security has been authenticated under this Indenture.

                  The Trustee shall authenticate and make available for delivery Securities for original issue in the aggregate principal amount of up to $120,000,000 upon receipt of a written order or orders of the Company signed by two Officers of the Company (a "Company Order"). The Company Order shall specify the amount of Securities to be authenticated, shall provide that all such Securities will be represented by a Restricted Global Security and the date on which each original issue of Securities is to be authenticated. The aggregate principal amount of Securities outstanding at any time may not exceed $120,000,000 except as provided in Section 2.7.

                  The Trustee shall act as the initial authenticating agent. Thereafter, the Trustee may appoint an authenticating agent acceptable to the Company to authenticate Securities. An authenticating agent may authenticate Securities whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent shall have the same rights as an Agent to deal with the Company or an Affiliate of the Company.

                  The Securities shall be issuable only in registered form without coupons and only in denominations of $1,000 principal amount and any integral multiple thereof.

                  SECTION 2.3. REGISTRAR, PAYING AGENT AND CONVERSION AGENT

                  The Company shall maintain one or more offices or agencies where Securities may be presented for registration of transfer or for exchange (each, a "Registrar"), one or more offices or agencies where Securities may be presented for payment (each, a "Paying Agent"), one or more offices or agencies where Securities may be presented for conversion (each, a "Conversion Agent") and one or more offices or agencies where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served. The Company will at all times maintain a Paying Agent, Conversion Agent, Registrar and an office or agency where notices and demands to or upon the Company in respect of the Securities and this Indenture may be served in the Borough of Manhattan, The City of New York. One of the Registrars (the "Primary Registrar") shall keep a register of the Securities and of their transfer and exchange.

                  The Company shall enter into an appropriate agency agreement with any Agent not a party to this Indenture. The agreement shall implement the provisions of this Indenture that relate to such Agent. The Company shall notify the Trustee of the name and address of any Agent not a party to this Indenture. If the Company fails to maintain a Registrar, Paying Agent, Conversion Agent or agent for service of notices and demands in any place required by this Indenture, or fails to give the foregoing notice, the Trustee shall act as such. The Company or any Affiliate of the Company may act as Paying Agent (except for the purposes of Section 6.1 and Article 10).

                  The Company hereby initially designates the Trustee as Paying Agent, Registrar, Custodian and Conversion Agent, and each of the Corporate Trust Office of the Trustee and the office or agency of the Trustee in the Borough of Manhattan, The City of New York, one such office or agency of the Company for each of the aforesaid purposes.

                  SECTION 2.4. PAYING AGENT TO HOLD MONEY IN TRUST

                  Prior to 11:00 a.m., New York City time, on each due date of the principal of or interest, if any (including contingent interest and Additional Interest, if any), on any Securities, the Company shall deposit with a Paying Agent a sum sufficient to pay such principal or interest, if any (including contingent interest and Additional Interest, if any), so becoming due. Subject to Section 5.2, a Paying Agent shall hold in trust for the benefit of Securityholders or the Trustee all money held by the Paying Agent for the payment of principal of or interest, if any (including contingent interest and Additional Interest, if any), on the Securities, and shall notify the Trustee of any default by the Company (or any other obligor on the Securities) in making any such payment. If the Company or an Affiliate of the Company acts as Paying Agent, it shall, before 11:00 a.m., New York City time, on each due date of the principal of or interest on any Securities, segregate the money and hold it as a separate trust fund. The Company at any time may require a Paying Agent to pay all money held by it to the Trustee, and the Trustee may at any time during the continuance of any default, upon written request to a Paying Agent, require such Paying Agent to pay forthwith to the Trustee all sums so held in trust by such Paying Agent. Upon doing so, the Paying Agent (other than the Company) shall have no further liability for the money.

                SECTION 2.5.      SECURITYHOLDER LISTS

                The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Securityholders. If the Trustee is not the Primary Registrar, the Company shall furnish to the Trustee on or before each semiannual interest payment date, and at such other times as the Trustee may request in writing, a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of Securityholders.

                SECTION 2.6. TRANSFER AND EXCHANGE

                (a)......Subject to compliance with any applicable additional requirements contained in Section 2.12, when a Security is presented to a Registrar with a request to register a transfer thereof or to exchange such Security for an equal principal amount of Securities of other authorized denominations (if any), the Registrar shall register the transfer or make the exchange as requested; provided, however, that every Security presented or surrendered for registration of transfer or exchange shall be duly endorsed or accompanied by an assignment form and, if applicable, a transfer certificate each in the form included in Exhibit A, and in form satisfactory to the Registrar duly executed by the Holder thereof or its attorney duly authorized in writing. To permit registration of transfers and exchanges, upon surrender of any Security for registration of transfer or exchange at an office or agency maintained pursuant to Section 2.3, the Company shall execute and the Trustee shall authenticate Securities of a like aggregate principal amount at the Registrar's request. Any exchange or transfer shall be without charge, except that the Company or the Registrar may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto, and provided, that this sentence shall not apply to any exchange pursuant to Section 2.10, 2.12(a), 3.5, 4.2 (last paragraph) or 11.5.

                  Neither the Company, any Registrar nor the Trustee shall be required to exchange or register a transfer of any Securities or portions thereof in respect of which a Change in Control Purchase Notice has been delivered and not withdrawn by the Holder thereof (except, in the case of the purchase of a Security in part, the portion thereof not to be purchased).

                  All Securities issued upon any transfer or exchange of Securities shall be valid obligations of the Company, evidencing the same debt and entitled to the same benefits under this Indenture, as the Securities surrendered upon such transfer or exchange.

                (b)......Any Registrar appointed pursuant to Section 2.3 hereof shall provide to the Trustee such information as the Trustee may reasonably require in connection with the delivery by such Registrar of Securities upon transfer or exchange of Securities.

                (c)......The Trustee shall have no obligation or duty to
monitor, determine or inquire as to compliance with any restrictions on transfer imposed under this Indenture or under applicable law with respect to any transfer of any interest in any Security (including any transfers between or among Agent Members or other beneficial owners of interests in any Global

Security) other than to require delivery of such certificates and other documentation or evidence as are expressly required by, and to do so if and when expressly required by the terms of, this Indenture, and to examine the same to determine substantial compliance as to form with the express requirements hereof.

                 SECTION 2.7. REPLACEMENT SECURITIES

                 If any mutilated Security is surrendered to the Company, a Registrar or the Trustee, or the Company, a Registrar and the Trustee receive evidence to their satisfaction of the destruction, loss or theft of any Security, and there is delivered to the Company, the applicable Registrar and the Trustee such security or indemnity as will be required by them to hold each of them harmless, then, in the absence of notice to the Company, such Registrar or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute, and upon its written request the Trustee shall authenticate and deliver, in exchange for any such mutilated Security or in lieu of any such destroyed, lost or stolen Security, a new Security of like tenor and principal amount, bearing a number not contemporaneously outstanding.

                  In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, or is about to be purchased by the Company pursuant to Article 3, the Company in its discretion may, instead of issuing a new Security, pay or purchase such Security, as the case may be.

                  Upon the issuance of any new Securities under this Section 2.7, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other reasonable expenses (including the reasonable fees and expenses of the Trustee or the Registrar) in connection therewith.

                  Every new Security issued pursuant to this Section 2.7 in lieu of any mutilated, destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the mutilated, destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all benefits of this Indenture equally and proportionately with any and all other Securities duly issued hereunder.

                  The provisions of this Section 2.7 are (to the extent lawful) exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

                  SECTION 2.8. OUTSTANDING SECURITIES

                  Securities outstanding at any time are all Securities authenticated by the Trustee, except for those canceled by it, those converted pursuant to Article 4, those delivered to it for cancellation or surrendered for transfer or exchange and those described in this Section 2.8 as not outstanding.

                  If a Security is replaced pursuant to Section 2.7, it ceases to be outstanding unless the Company receives proof satisfactory to it that the replaced Security is held by a bona fide purchaser.

                  If a Paying Agent (other than the Company or an Affiliate of the Company) holds on a Change in Control Purchase Date or the Final Maturity Date money sufficient to pay the principal of (including premium, if any) and accrued interest (including contingent interest and Additional Interest, if any) on Securities (or portions thereof) in respect of which a Change in Control Purchase Notice has been delivered and not withdrawn payable on that date, then on and after such Change in Control Purchase Date or the Final Maturity Date, as the case may be, such Securities (or portions thereof, as the case may be) shall cease to be outstanding and interest on them (including contingent interest and Additional Interest, if any) shall cease to accrue.

                  Subject to the restrictions contained in Section 2.9, a Security does not cease to be outstanding because the Company or an Affiliate of the Company holds the Security.

                  SECTION 2.9. TREASURY SECURITIES

                  In determining whether the Holders of the required principal amount of Securities have concurred in any notice, direction, waiver or consent, Securities owned by the Company or any other obligor on the Securities or by any Affiliate of the Company or of such other obligor shall be disregarded, except that, for purposes of determining whether the Trustee shall be protected in relying on any such notice, direction, waiver or consent, only Securities which a Trust Officer of the Trustee actually knows are so owned shall be so disregarded. Securities so owned which have been pledged in good faith shall not be disregarded if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to the Securities and that the pledgee is not the Company or any other obligor on the Securities or any Affiliate of the Company or of such other obligor.

                  SECTION 2.10. TEMPORARY SECURITIES

                  Until definitive Securities are ready for delivery, the Company may prepare and execute, and, upon receipt of a Company Order, the Trustee shall authenticate and deliver, temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Company with the consent of the Trustee considers appropriate for temporary Securities. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate and deliver definitive Securities in exchange for temporary Securities.

                  SECTION 2.11. CANCELLATION

                  The Company at any time may deliver Securities to the Trustee for cancellation. The Registrar, the Paying Agent and the Conversion Agent shall forward to the Trustee or its agent any Securities surrendered to them for transfer, exchange, payment or conversion. The Trustee and no one else shall cancel, in accordance with its standard procedures, all Securities surrendered for transfer, exchange, payment, conversion or cancellation and shall deliver the canceled Securities to the Company. All Securities which are purchased or otherwise acquired by the Company or any of its Subsidiaries prior to the Final Maturity Date may, to the extent permitted by law, be reissued or resold or the Company may, at its option, delivery and such Securities to the Trustee for cancellation.

                  SECTION 2.12. LEGEND; ADDITIONAL TRANSFER AND EXCHANGE R EQUIREMENTS

                 (a) If Securities are issued upon the transfer, exchange or replacement of Securities subject to restrictions on transfer and bearing the legends set forth on the forms of Securities attached hereto as Exhibit A (collectively, the "Legend"), or if a request is made to remove the Legend on a Security, the Securities so issued shall bear the Legend, or the Legend shall not be removed, as the case may be, unless there is delivered to the Company and the Registrar such satisfactory evidence, which shall include an opinion of counsel if requested by the Company or such Registrar, as may be reasonably required by the Company and the Registrar, that neither the Legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of Rule 144A or Rule 144 under the Securities Act or that such Securities are not "restricted" within the meaning of Rule 144 under the Securities Act; provided that no such evidence need be supplied in connection with the sale of such Security pursuant to a registration statement that is effective at the time of such sale. Upon (i) provision of such satisfactory evidence if requested, or (ii) notification by the Company to the Trustee and Registrar of the sale of such Security pursuant to a registration statement that is effective at the time of such sale, the Trustee, at the written direction of the Company, shall authenticate and deliver a Security that does not bear the Legend. If the Legend is removed from the face of a Security and the Security is subsequently held by an Affiliate of the Company, the Legend shall be reinstated.

                (b) A Global Security may not be transferred, in whole or in part, to any Person other than the Depositary or a nominee or any successor thereof, and no such transfer to any such other Person may be registered; provided that the foregoing shall not prohibit any transfer of a Security that is issued in exchange for a Global Security but is not itself a Global Security. No transfer of a Security to any Person shall be effective under this Indenture or the Securities unless and until such Security has been registered in the name of such Person. Notwithstanding any other provisions of this Indenture or the Securities, transfers of a Global Security, in whole or in part, shall be made only in accordance with this Section 2.12.

                (c) Subject to the succeeding paragraph, every Security shall be subject to the restrictions on transfer provided in the Legend other than a Restricted Global Security. Whenever any Restricted Security other than a Restricted Global Security is presented or surrendered for registration of transfer or for exchange for a Security registered in a name other than that of the Holder, such Security must be accompanied by a certificate in substantially the form set forth in Exhibit B, dated the date of such surrender and signed by the Holder of such Security, as to compliance with such restrictions on transfer. The Registrar shall not be required to accept for such registration of transfer or exchange any Security not so accompanied by a properly completed certificate.

                (d) The restrictions imposed by the Legend upon the transferability of any Security shall cease and terminate when such Security has been sold pursuant to an effective registration statement under the Securities Act or transferred in compliance with Rule 144 under the Securities Act (or any successor provision thereto) or, if earlier, upon the expiration of the holding period applicable to sales thereof under Rule 144(k) under the Securities Act (or any successor provision). Any Security as to which such restrictions on transfer shall have expired in accordance with their terms or shall have terminated may, upon a surrender of such Security for exchange to the Registrar in accordance with the provisions of this Section 2.12 (accompanied, in the event that such restrictions on transfer have terminated by reason of a transfer in compliance with Rule 144 or any successor provision, by, if requested by the Company or the Registrar, an opinion of counsel in form reasonably acceptable to the Company and addressed to the Company, to the effect that the transfer of such Security has been made in compliance with Rule 144 or such successor provision), be exchanged for a new Security, of like tenor and aggregate principal amount, which shall not bear the restrictive Legend. The Company shall inform the Trustee of the effective date of any registration statement registering the Securities under the Securities Act. The Trustee shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the aforementioned opinion of counsel or registration statement.

                (e) As used in the preceding two paragraphs of this Section 2.12, the term "transfer" encompasses any sale, pledge, transfer, hypothecation or other disposition of any Security.

                (f) The provisions of clauses (i), (ii), (iii) and (iv) below shall apply only to Global Securities:

                        (i) Notwithstanding any other provisions of this Indenture or the Securities, a Global Security shall not be exchanged in whole or in part for a Security registered in the name of any Person other than the Depositary or one or more nominees thereof, provided that a Global Security may be exchanged for Securities registered in the names of any person designated by the Depositary in the event that (A) the Depositary has notified the Company that it is unwilling or unable to continue as Depositary for such Global Security or such Depositary has ceased to be a "clearing agency" registered under the Exchange Act, and a successor Depositary is not appointed by the Company within 90 days, (B) the Company has provided the Depositary with written notice that it has decided to discontinue use of the system of book-entry transfer through the Depositary or any successor Depositary or (C) an Event of Default has occurred and is continuing with respect to the Securities. Any Global Security exchanged pursuant to clauses (A) or (B) above shall be so exchanged in whole and not in part, and any Global Security exchanged pursuant to clause (C) above may be exchanged in whole or from time to time in part as directed by the Depositary. Any Security issued in exchange for a Global Security or any portion thereof shall be a Global Security; provided that any such Security so issued that is registered in the name of a Person other than the Depositary or a nominee thereof shall not be a Global Security.

                        (ii) Securities issued in exchange for a Global Security or any portion thereof shall be issued in definitive, fully registered form, without interest coupons, shall have an aggregate principal amount equal to that of such Global Security or portion thereof to be so exchanged, shall be registered in such names and be in such authorized denominations as the Depositary shall designate and shall bear the applicable legends provided for herein. Any Global Security to be exchanged in whole shall be surrendered by the Depositary to the Trustee, as Registrar. With regard to any Global Security to be exchanged in part, either such Global Security shall be so surrendered for exchange or, if the Trustee is acting as custodian for the Depositary or its nominee with respect to such Global Security, the principal amount thereof shall be reduced, by an amount equal to the portion thereof to be so exchanged, by means of an appropriate adjustment made on the records of the Trustee. Upon any such surrender or adjustment, the Trustee shall authenticate and deliver the Security issuable on such exchange to or upon the order of the Depositary or an authorized representative thereof.

                       (iii) Subject to the provisions of clause (v) below, the registered Holder may grant proxies and otherwise authorize any Person, including Agent Members and persons that may hold interests through Agent Members, to take any action which a Holder is entitled to take under this Indenture or the Securities.

                        (iv) In the event of the occurrence of any of the events specified in clause (i) above, the Company will promptly make available to the Trustee a reasonable supply of Certificated Securities in definitive, fully registered form, without interest coupons.

                         (v) Neither Agent Members nor any other Persons on whose behalf Agent Members may act shall have any rights under this Indenture with respect to any Global Security registered in the name of the Depositary or any nominee thereof, or under any such Global Security, and the Depositary or such nominee, as the case may be, may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the absolute owner and holder of such Global Security for all purposes whatsoever, Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or such nominee, as the case may be, or impair, as between the Depositary, its Agent Members and any other person on whose behalf an Agent Member may act, the operation of customary practices of such Persons governing the exercise of the rights of a Holder of any Security.

                  SECTION 2.13. CUSIP NUMBERS

                  The Company in issuing the Securities may use one or more "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of purchase as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a purchase and that reliance may be placed only on the other identification numbers printed on the Securities, and any such purchase shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee of any change in the "CUSIP" numbers.

                  SECTION 2.14.  TAX TREATMENT

                  The Company agrees, and by acceptance of beneficial ownership interests in the Securities each beneficial owner of the Securities will be deemed to have agreed, for United States federal income tax purposes, to treat the Securities as "contingent payment debt instruments" and to be bound by the Company's application of the Treasury regulations that govern contingent payment debt instruments, including the Company's determination (1) of the projected payment schedule and (2) that the rate at which interest will be deemed to accrue for federal income tax purposes will be 9.702% compounded semi-annually. The Holders of the Securities may obtain the amount of original issue discount, issue price, yield to maturity, and projected payment schedule by submitting written requests to the Company at Integra LifeSciences Holdings Corporation, 311 Enterprise Drive, Plainsboro, New Jersey 08536, Attention: Investor/Public Relations.
                                   ARTICLE 3
                            REDEMPTION AND PURCHASES

                  SECTION 3.1. REDEMPTION BY THE COMPANY

                  The Securities may not be redeemed by the Company prior to the Final Maturity Date.

                  SECTION 3.2. PURCHASE OF SECURITIES AT OPTION OF THE HOLDER UPON CHANGE IN CONTROL

                  (a) If at any time that Securities remain outstanding there shall occur a Change in Control, Securities shall be purchased by the Company at the option of the Holders, in whole or in part, as of the date that is 30 Business Days after the occurrence of the Change in Control (the "Change in Control Purchase Date") at a purchase price in cash equal to 100% of the principal amount of the Securities, together with accrued and unpaid interest (including contingent interest and Additional Interest, if any) to, but excluding, the Change in Control Purchase Date (the "Change in Control Purchase Price"), subject to satisfaction by or on behalf of any Holder of the requirements set forth in subsection (c) of this Section 3.2.

                  A "Change in Control" shall be deemed to have occurred if any of the following occurs after the date hereof:

                  1. any "person" (as such term is defined below) becomes the "beneficial owner" (as defined below), directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of Voting Stock of the Company entitling the person to exercise 50% or more of the total voting power of all outstanding classes of Voting Stock of the Company, other than an acquisition by the Company, any of its Subsidiaries or any of its employee benefit plans;

                  2. the Company merges or consolidates with or into any Person, any Person consolidates with or merges with or into the Company, or the Company conveys, sells, transfers or leases all or substantially all of the assets of the Company to another Person other than to one or more of the Company's wholly-owned subsidiaries, other than pursuant to a transaction in which the Persons that "beneficially owned" (as defined below), directly or indirectly, shares of Voting Stock of the Company immediately prior to such transaction have the entitlement to exercise, directly or indirectly, shares of Voting Stock of the continuing or surviving Person in such transaction representing 50% or more of the total voting power of all outstanding classes of Voting Stock entitled to vote generally in the election of directors of such continuing or surviving Person immediately after such transaction; or

                  3. the first day on which a majority of the members of the board of directors of the Company are not Continuing Directors.

For the purpose of the definition of "Change in Control," (i) "person" has the meaning given such term under Section 13(d) of the Exchange Act or any successor provision to such provision and includes any syndicate or group which would be deemed to be a "person" under Section 13(d)(3) of the Exchange Act, and (ii) a "beneficial owner" shall be determined in accordance with Rule 13d-3 under the Exchange Act, as in effect on the date of this Indenture.

                  Notwithstanding anything to the contrary set forth in this
Section 3.2, a Change in Control will not be deemed to have occurred if either:

                  (1) the Closing Price (determined in accordance with Section 4.6(d) of this Indenture) of the Common Stock for any five Trading Days within (i) the period of ten consecutive Trading Days ending immediately after the later of the Change in Control or the public announcement of the Change in Control, in the case of a Change in Control relating to an acquisition of Capital Stock, or (ii) the period of ten consecutive Trading Days ending immediately before the Change in Control, in the case of a Change in Control relating to a merger, consolidation or asset sale, equals or exceeds 110% of the Conversion Price in effect on each of those Trading Days; or

                  (2) at least 90% of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights, in a merger or consolidation otherwise constituting a Change in Control consists of shares of common stock, depository receipts or other certificates representing common equity interests traded on a national securities exchange or quoted on the Nasdaq National Market (the "NNM"), or will be so traded or quoted immediately following such merger or consolidation, and as a result of such merger or consolidation the Securities become convertible solely into such common stock, depository receipts or other certificates representing common equity interests.

                  (b) Within 10 Business Days after the occurrence of a Change in Control, the Company shall mail a written notice of the Change in Control to the Trustee and to each Holder (and to beneficial owners as required by applicable law). The notice shall include the form of a Change in Control Purchase Notice to be completed by the Holder and shall state:

                           (1) the date of such Change in Control and, briefly,
the events causing such Change in Control;

                           (2) the date by which the Change in Control Purchase
Notice pursuant to this Section 3.2 must be given;

                           (3) the Change in Control Purchase Date;

                           (4) the Change in Control Purchase Price;

                           (5) the Holder's right to require the Company to
purchase the Securities;

                           (6) briefly, the conversion rights of the Securities;

                           (7) the name and address of each Paying Agent and
Conversion Agent;

                           (8) the Conversion Price and any adjustments thereto;

                           (9) that Securities as to which a Change in Control
Purchase Notice has been given may be converted into Common Stock pursuant to Article 4 of this Indenture only to the extent that the Change in Control Purchase Notice has been withdrawn in accordance with the terms of this Indenture;

                           (10) the procedures that the Holder must follow to
exercise rights under this Section 3.2;

                           (11) the procedures for withdrawing a Change in
Control Purchase Notice, including a form of notice of withdrawal; and

                           (12) that the Holder must satisfy the requirements
set forth in the Securities in order to convert the Securities.

                  If any of the Securities is in the form of a Global Security, then the Company shall modify such notice to the extent necessary to accord with the procedures of the Depositary applicable to the repurchase of Global Securities.

                  (c) A Holder may exercise its rights specified in subsection (a) of this Section 3.2 upon delivery of a written notice (which shall be in substantially the form included in Exhibit A hereto and which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of the exercise of such rights (a "Change in Control Purchase Notice") to any Paying Agent at any time prior to the close of business on the second Business Day next preceding the Change in Control Purchase Date.

                  The delivery of such Security to any Paying Agent (together with all necessary endorsements) at the office of such Paying Agent shall be a condition to the receipt by the Holder of the Change in Control Purchase Price therefor.

                  The Company shall purchase from the Holder thereof, pursuant to this Section 3.2, a portion of a Security if the principal amount of such portion is $1,000 or an integral multiple of $1,000. Provisions of the Indenture that apply to the purchase of all of a Security pursuant to Sections 3.2 through
3.7 also apply to the purchase of such portion of such Security.

                  Notwithstanding anything herein to the contrary, any Holder delivering to a Paying Agent the Change in Control Purchase Notice contemplated by this subsection (c) shall have the right to withdraw such Change in Control Purchase Notice in whole or in a portion thereof that is a principal amount of $1,000 or in an integral multiple thereof at any time prior to the close of business on the second Business Day next preceding the Change in Control Purchase Date by delivery of a written notice of withdrawal to the Paying Agent in accordance with Section 3.3.

                  A Paying Agent shall promptly notify the Company of the receipt by it of any Change in Control Purchase Notice or written withdrawal thereof.

                  Anything herein to the contrary notwithstanding, in the case of Global Securities, any Change in Control Purchase Notice may be delivered or withdrawn and such Securities may be surrendered or delivered for purchase in accordance with the Applicable Procedures as in effect from time to time.

                  SECTION 3.3.  EFFECT OF CHANGE IN CONTROL PURCHASE NOTICE

                  Upon receipt by any Paying Agent of the Change in Control Purchase Notice specified in Section 3.2(c), the Holder of the Security in respect of which such Change in Control Purchase Notice was given shall (unless such Change in Control Purchase Notice is withdrawn as specified below) thereafter be entitled to receive the Change in Control Purchase Price with respect to such Security. Such Change in Control Purchase Price shall be paid to such Holder promptly following the later of (a) the Change in Control Purchase Date with respect to such Security (provided the conditions in Section 3.2(c) have been satisfied) and (b) the time of delivery of such Security to a Paying Agent by the Holder thereof in the manner required by Section 3.2(c). Securities in respect of which a Change in Control Purchase Notice has been given by the Holder thereof may not be converted into shares of Common Stock pursuant to
Article 4 on or after the date of the delivery of such Change in Control Purchase Notice unless such Change in Control Purchase Notice has first been validly withdrawn.

                  A Change in Control Purchase Notice may be withdrawn by means of a written notice (which may be delivered by mail, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of withdrawal delivered by the Holder to a Paying Agent at any time prior to the close of business on the second Business Day immediately preceding the Change in Control Purchase Date, specifying the principal amount of the Security or portion thereof (which must be a principal amount of $1,000 or an integral multiple of $1,000 in excess thereof) with respect to which such notice of withdrawal is being submitted.

                  SECTION 3.4.  DEPOSIT OF CHANGE IN CONTROL PURCHASE PRICE

                  On or before 11:00 a.m. New York City time on the Change in Control Purchase Date, the Company shall deposit with the Trustee or with a Paying Agent (other than the Company or an Affiliate of the Company) an amount of money (in immediately available funds if deposited on such Change in Control Purchase Date) sufficient to pay the aggregate Change in Control Purchase Price of all the Securities or portions thereof that are to be purchased as of such Change in Control Purchase Date. The manner in which the deposit required by this Section 3.4 is made by the Company shall be at the option of the Company, provided that such deposit shall be made in a manner such that the Trustee or a Paying Agent shall have immediately available funds on the Change in Control Purchase Date.

                  If a Paying Agent holds, in accordance with the terms hereof, money sufficient to pay the Change in Control Purchase Price of any Security for which a Change in Control Purchase Notice has been tendered and not withdrawn in accordance with this Indenture then, on the Change in Control Purchase Date, such Security will cease to be outstanding and the rights of the Holder in respect thereof shall terminate (other than the right to receive the Change in Control Purchase Price as aforesaid). The Company shall publicly announce the principal amount of Securities purchased as a result of such Change in Control on or as soon as practicable after the Change in Control Purchase Date.

                  SECTION 3.5.  SECURITIES PURCHASED IN PART

                  Any Security that is to be purchased only in part shall be surrendered at the office of a Paying Agent, and promptly after the Change in Control Purchase Date the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without service charge, a new Security or Securities, of such authorized denomination or denominations as may be requested by such Holder, in aggregate principal amount equal to, and in exchange for, the portion of the principal amount of the Security so surrendered that is not purchased.

                  SECTION 3.6. COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF SECURITIES

                  In connection with any offer to purchase or purchase of Securities under Section 3.2, the Company shall (a) comply with Rule 13e-4 and Rule 14e-1 (or any successor to either such Rule), if applicable, under the Exchange Act, (b) file the related Schedule TO (or any successor or similar schedule, form or report) if required under the Exchange Act, and (c) otherwise comply with all federal and state securities laws in connection with such offer to purchase or purchase of Securities, all so as to permit the rights of the Holders and obligations of the Company under Sections 3.2 through 3.5 to be exercised in the time and in the manner specified therein.

                  SECTION 3.7. REPAYMENT TO THE COMPANY

                  To the extent that the aggregate amount of cash deposited by the Company pursuant to Section 3.4 exceeds the aggregate Change in Control Purchase Price together with interest, if any (including contingent interest and Additional Interest, if any), thereon of the Securities or portions thereof that the Company is obligated to purchase, then promptly after the Change in Control Purchase Date the Trustee or a Paying Agent, as the case may be, shall return any such excess cash to the Company.

                                    ARTICLE 4
                                   CONVERSION

                  SECTION 4.1.      CONVERSION PRIVILEGE

                  Subject to the further provisions of this Article 4 and paragraph 7 of the Securities, a Holder of a Security may convert the principal amount of such Security (or any portion thereof equal to $1,000 or any integral multiple of $1,000 in excess thereof) into Common Stock at any time prior to the close of business on the Final Maturity Date, at the Conversion Price then in effect, if:

                (a) the Closing Price of the Common Stock on the Trading Day immediately preceding the Conversion Date was 110% or more of the Conversion Price of such Security on such Trading Day;

                (b) the Company distributes to Holders of Common Stock rights entitling them to purchase Common Stock at less than the Closing Price of the Common Stock on the last Trading Day preceding the declaration for such distribution;

                (c) the Company distributes to Holders of Common Stock assets, debt, securities or certain rights to purchase the Company's securities, which distribution has a per share value as determined by the Board of Directors exceeding 10% of the Closing Price of the Common Stock for the last Trading Day preceding the declaration for such distribution; or

                (d) the Company becomes a party to a consolidation, merger or sale of all or substantially all of the Company's assets or a Change in Control occurs pursuant to which the Common Stock would be converted into cash, stock or other property unless all of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights, in a merger or consolidation otherwise constituting a Change in Control consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded on a national securities exchange or quoted on the NNM, or will be so traded immediately following such merger or consolidation, and as a result of such merger or consolidation the Securities become convertible solely into such common stock, depositary receipts or other securities representing common equity interests.

                  In the case of Sections 4.1(b) and 4.1(c) above, the Company must notify Holders at least 20 days prior to the ex-dividend date for such distribution, provided, however, that the Company shall not be required to notify any Holder that otherwise participates in such distribution without conversion. Once the Company has given such notice, if applicable, Holders may surrender their Securities for conversion at any time until the earlier of the close of business on the Business Day prior to the ex-dividend date or the Company's announcement that such distribution will not take place.

                  A Holder of a Security may also convert the principal amount of such Security (or any portion thereof equal to $1,000 or any integral multiple of $1,000 in excess thereof) into Common Stock if:

                 (a) at any time prior to March 15, 2006 after any five (5) consecutive Trading Day period in which the average Trading Prices for the Securities for that five (5) Trading Day period was less than 103% of the average Conversion Value for the Securities during that period; and

                 (b) at any time on or after March 15, 2006 and prior to the Final Maturity Date after any five (5) consecutive Trading Day period in which the average Trading Prices for the Securities for that five (5) Trading Day period was less than 97% of the average Conversion Value for the Securities during that period, however, a Holder may not convert a Security on or after

March 15, 2006 pursuant to this clause (b) if, at the time of the calculation, the Closing Price of shares of Common Stock is between the then current Conversion Price on the Securities and 110% of the then current Conversion Price of the Securities.

                  The "Conversion Value" for the Securities is on any given day equal to the product of (i) the Closing Price of the Common Stock on such day and (ii) the Conversion Rate on such date.

                  The "Trading Price" of the Securities on any Trading Day means the average of the secondary market bid quotations per $1,000 principal amount of Securities obtained by the Company for $2,500,000 principal amount of the Securities at approximately 3:30 p.m., New York City time, on such Trading Day from three independent nationally recognized securities dealers the Company selects, provided that if at least three such bids cannot reasonably be obtained by the Company, but two such bids can be obtained, then the average of the two bids shall be used, and if only one such bid can reasonably be obtained by the Company, this one bid shall be used. If the Company cannot reasonably obtain at least one bid for $2,500,000 principal amount of the Securities from a nationally recognized securities dealer or in the Company's reasonable judgment, the bid quotations are not indicative of the secondary market value of the Securities, then the Trading Price of the Securities will be deemed to be less than 97% or 103%, as the case may be, of the Conversion Value for the Securities on such Trading Day. The Conversion Agent shall have no obligation to determine the Trading Price of the Securities.

                  If a Security is submitted or presented for purchase pursuant to Article 3, the Holder's conversion right shall terminate at the close of business on the Business Day immediately preceding the Change in Control Purchase Date for such Security or such earlier date as the Holder presents such Security for purchase (unless the Company shall default in making the Change in Control Purchase Price payment when due, in which case the conversion right shall terminate at the close of business on the date such default is cured and such Security is purchased). The number of shares of Common Stock issuable upon conversion of a Security shall be determined by dividing the principal amount of the Security or portion thereof surrendered for conversion by the Conversion Price in effect on the Conversion Date. The initial Conversion Price is set forth in paragraph 7 of the Securities and is subject to adjustment as provided in this Article 4.

                  Provisions of this Indenture that apply to conversion of all of a Security also apply to conversion of a portion of a Security.

                  A Security in respect of which a Holder has delivered a Change in Control Purchase Notice pursuant to Section 3.2(c) exercising the option of such Holder to require the Company to purchase such Security may be converted, as provided in Section 4.1 of this Article 4, only if such Change in Control Purchase Notice is withdrawn by a written notice of withdrawal delivered to a Paying Agent prior to the close of business on the second Business Day immediately preceding the Change in Control Purchase Date in accordance with
Section 3.3.

                  A Holder of Securities is not entitled to any rights of a holder of Common Stock until such Holder has converted its Securities to Common Stock, and only to the extent such Securities are deemed to have been converted into Common Stock pursuant to this Article 4.

                  SECTION 4.2.  CONVERSION PROCEDURE

                  To convert a Security, a Holder must (a) complete and manually sign the conversion notice on the back of the Security and deliver such notice to a Conversion Agent, (b) surrender the Security to a Conversion Agent, (c) furnish appropriate endorsements and transfer documents if required by a Registrar or a Conversion Agent, and (d) pay any transfer or similar tax, if required to be paid by such Holder under Section 4.4. The date on which the Holder satisfies all of those requirements is the "Conversion Date." As soon as reasonably practicable after the Conversion Date, the Company shall deliver to the Holder through a Conversion Agent a certificate for the number of whole shares of Common Stock issuable upon the conversion and cash in lieu of any fractional shares pursuant to Section 4.3. Anything herein to the contrary notwithstanding, in the case of Global Securities, conversion notices may be delivered and such Securities may be surrendered for conversion in accordance with the Applicable Procedures as in effect from time to time.

                  The person in whose name the Common Stock certificate is registered shall be deemed to be a stockholder of record on the Conversion Date; provided, however, that no surrender of a Security on any date when the stock transfer books of the Company shall be closed shall be effective to constitute the person or persons entitled to receive the shares of Common Stock upon such conversion as the record holder or holders of such shares of Common Stock on such date, but such surrender shall be effective to constitute the person or persons entitled to receive such shares of Common Stock as the record holder or holders thereof for all purposes at the close of business on the next succeeding day on which such stock transfer books are open; provided, further, that such conversion shall be at the Conversion Price in effect on the Conversion Date as if the stock transfer books of the Company had not been closed. Upon conversion of a Security, such person shall no longer be a Holder of such Security. No payment or adjustment will be made for dividends or distributions on shares of Common Stock issued upon conversion of a Security.

                  Securities so surrendered for conversion (in whole or in part) during the period from the close of business on any regular record date to the opening of business on the next succeeding interest payment date (excluding Securities or portions thereof presented for purchase upon a Change in Control on a Change in Control Purchase Date during the period beginning at the close of business on a regular record date and ending at the opening of business on the first Business Day after the next succeeding interest payment date, or if such interest payment date is not a Business Day, the second such Business Day) shall also be accompanied by payment in funds acceptable to the Company of an amount equal to the interest payable on such interest payment date on the principal amount of such Security then being converted, and such interest shall be payable to such registered Holder notwithstanding the conversion of such Security, subject to the provisions of this Indenture relating to the payment of defaulted interest by the Company. However, if a Holder submits Securities for conversion between the record date for the final interest payment and the opening of business on the Final Maturity Date, such Holder will not be required to pay funds equal to the interest (including contingent interest and Additional

Interest, if any) payable on the Final Maturity Date. Except as otherwise provided in this Section 4.2, no payment or adjustment will be made for accrued interest (including contingent interest and Additional Interest, if any) on a converted Security. If the Company defaults in the payment of interest payable on such interest payment date, the Company shall promptly repay such funds to such Holder.

                  Nothing in this Section shall affect the right of a Holder in whose name any Security is registered at the close of business on a record date to receive the interest (including contingent interest and Additional Interest, if any) payable on such Security on the related interest payment date in accordance with the terms of this Indenture and the Securities. If a Holder converts more than one Security at the same time, the number of shares of Common Stock issuable upon the conversion shall be based on the aggregate principal amount of Securities converted.

                  Upon surrender of a Security that is converted in part, the Company shall execute, and the Trustee shall authenticate and deliver to the Holder, a new Security equal in principal amount to the unconverted portion of the Security surrendered.

                  SECTION 4.3.  FRACTIONAL SHARES

                  The Company will not issue fractional shares of Common Stock upon conversion of Securities. In lieu thereof, the Company will pay an amount in cash for the current market value of the fractional shares. The current market value of a fractional share shall be determined, (calculated to the nearest 1/1000th of a share) by multiplying the Closing Price (determined as set forth in Section 4.6(d)) of the Common Stock on the Trading Day immediately prior to the Conversion Date by such fractional share and rounding the product to the nearest whole cent.

                  SECTION 4.4.  TAXES ON CONVERSION

                  If a Holder converts a Security, the Company shall pay any documentary, stamp or similar issue or transfer tax due on the issue of shares of Common Stock upon such conversion. However, the Holder shall pay any such tax which is due because the Holder requests the shares to be issued in a name other than the Holder's name. The Conversion Agent may refuse to deliver the certificate representing the Common Stock being issued in a name other than the Holder's name until the Conversion Agent receives a sum sufficient to pay any tax which will be due because the shares are to be issued in a name other than the Holder's name. Nothing herein shall preclude any tax withholding required by law or regulation.

                  SECTION 4.5.   COMPANY TO PROVIDE STOCK

                  The Company shall, prior to issuance of any Securities hereunder, and from time to time as may be necessary, reserve, out of its authorized but unissued Common Stock, a sufficient number of shares of Common Stock to permit the conversion of all outstanding Securities into shares of Common Stock.

                  All shares of Common Stock delivered upon conversion of the Securities shall be newly issued shares, shall be duly authorized, validly issued, fully paid and nonassessable and shall be free from preemptive rights and free of any lien or adverse claim.

                  The Company will endeavor promptly to comply with all federal and state securities laws regulating the offer and delivery of shares of Common Stock upon conversion of Securities, if any, and will list or cause to have quoted such shares of Common Stock on each national securities exchange or on the NNM or other over-the-counter market or such other market on which the Common Stock is then listed or quoted; provided, however, that if rules of such automated quotation system or exchange permit the Company to defer the listing of such Common Stock until (a) the first conversion of the Notes into Common Stock in accordance with the provisions of this Indenture or (b) such other time, the Company covenants to list such Common Stock issuable upon conversion of the Notes in accordance with the requirements of such automated quotation system or exchange at such time. Any Common Stock issued upon conversion of a Security hereunder which at the time of conversion was a Restricted Security will also be a Restricted Security.

                  SECTION 4.6. ADJUSTMENT OF CONVERSION PRICE

                  The conversion price as stated in paragraph 7 of the Securities (the "Conversion Price") shall be adjusted from time to time by the Company as follows:

                 (a) In case the Company shall (i) pay a dividend on its Common Stock in shares of Common Stock, (ii) make a distribution on its Common Stock in shares of Common Stock, (iii) subdivide its outstanding Common Stock into a greater number of shares, or (iv) combine its outstanding Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior thereto shall be adjusted so that the Holder of any Security thereafter surrendered for conversion shall be entitled to receive that number of shares of Common Stock which it would have owned had such Security been converted immediately prior to the happening of such event. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of subdivision or combination.

                 (b) In case the Company shall issue rights or warrants to all or substantially all holders of its Common Stock entitling them (for a period of not more than 60 days after such issuance) to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price per share (or having a conversion price per share) less than the Current Market Price per share of Common Stock (as determined in accordance with subsection (e) of this Section 4.6) on the record date for the determination of stockholders entitled to receive such rights or warrants, the Conversion Price in effect immediately prior thereto shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to such record date by a fraction of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares which the aggregate offering price of the total number of shares of Common Stock so offered (or the aggregate conversion price of the convertible securities so offered, which shall be determined by multiplying the number of shares of Common Stock issuable upon conversion of such convertible securities by the conversion price per share of Common Stock pursuant to the terms of such convertible securities) would purchase at the Current Market Price per share (as defined in subsection (e) of this Section 4.6) of Common Stock on such record date, and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered (or into which the convertible securities so offered are convertible). Such adjustment shall be made successively whenever any such rights or warrants are issued, and shall become effective immediately after such record date. If at the end of the period during which such rights or warrants are exercisable not all rights or warrants shall have been exercised, the adjusted Conversion Price shall be immediately readjusted to what it would have been based upon the number of additional shares of Common Stock actually issued (or the number of shares of Common Stock issuable upon conversion of convertible securities actually issued).

                 (c) In case the Company shall distribute to all or substantially all holders of its Common Stock any shares of capital stock of the Company (other than Common Stock), evidences of indebtedness or other non-cash assets (including securities of any person other than the Company but excluding
(1) dividends or distributions paid exclusively in cash or (2) dividends or distributions referred to in subsection (a) of this Section 4.6), or shall distribute to all or substantially all holders of its Common Stock rights or warrants to subscribe for or purchase any of its securities (excluding those rights and warrants referred to in subsection (b) of this Section 4.6 and also excluding the distribution of rights to all holders of Common Stock pursuant to a Rights Plan (as defined below) adopted before or after the date of this Indenture), then in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the current Conversion Price by a fraction of which the numerator shall be the Current Market Price per share (as defined in subsection (e) of this Section 4.6) of the Common Stock on the record date mentioned below less the fair market value on such record date (as determined by the Board of Directors, whose determination shall be conclusive evidence of such fair market value and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of the portion of the capital stock, evidences of indebtedness or other non-cash assets so distributed or of such rights or warrants applicable to one share of Common Stock (determined on the basis of the number of shares of Common Stock outstanding on the record date), and of which the denominator shall be the Current Market Price per share (as defined in subsection (e) of this Section 4.6) of the Common Stock on such record date. Such adjustment shall be made successively whenever any such distribution is made and shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

                  In the event the then fair market value (as so determined by the Company) of the portion of the capital stock, evidences of indebtedness or other non-cash assets so distributed or of such rights or warrants applicable to one share of Common Stock is equal to or greater than the Current Market Price per share of the Common Stock on such record date, in lieu of the foregoing adjustment, adequate provision shall be made so that each Holder of a Security shall have the right to receive upon conversion the amount of capital stock, evidences of indebtedness or other non-cash assets so distributed or of such rights or warrants such Holder would have received had such Holder converted each Security on such record date. In the event that such distribution is not so paid or made, the Conversion Price shall again be adjusted to be the Conversion Price which would then be in effect if such distribution had not been declared. If the Board of Directors determines the fair market value of any distribution for purposes of this Section 4.6(c) by reference to the actual or when issued trading market for any securities, it must in doing so consider the prices in such market over the same period used in computing the Current Market Price of the Common Stock.

                  With respect to any rights that may be issued or distributed pursuant to any rights plan that the Company implements after the date of this Indenture (a "Rights Plan"), upon conversion of the Securities into Common Stock, to the extent that such Rights Plan is in effect upon such conversion, the holders of Securities will receive, in addition to the Common Stock, the rights described therein (whether or not the rights have separated from the Common Stock at the time of conversion), subject to the limitations set forth in any such Rights Plan. Any distribution of rights or warrants pursuant to a Rights Plan complying with the requirements set forth in the immediately preceding sentence of this paragraph shall not constitute a distribution of rights or warrants pursuant to this Section 4.6(c).

                  Rights or warrants (other than rights issued pursuant to a Rights Plan) distributed by the Company to all holders of Common Stock entitling the holders thereof to subscribe for or purchase shares of the Company's capital stock (either initially or under certain circumstances), which rights or warrants, until the occurrence of a specified event or events ("Trigger Event"):
(i) are deemed to be transferred with such shares of Common Stock; (ii) are not exercisable; and (iii) are also issued in respect of future issuances of Common Stock, shall be deemed not to have been distributed for purposes of this Section
4.6 (and no adjustment to the Conversion Price under this Section 4.6 will be required) until the occurrence of the earliest Trigger Event, whereupon such rights and warrants shall be deemed to have been distributed and an appropriate adjustment (if any is required) to the Conversion Price shall be made under this
Section 4.6(c). If any such right or warrant, including any such existing rights or warrants distributed prior to the date of this Indenture, are subject to events, upon the occurrence of which such rights or warrants become exercisable to purchase different securities, evidences of indebtedness or other non-cash assets, then the date of the occurrence of any and each such event shall be deemed to be the date of distribution and record date with respect to new rights or warrants with such rights (and a termination or expiration of the existing rights or warrants without exercise by any of the holders thereof). In addition, in the event of any distribution (or deemed distribution) of rights or warrants, or any Trigger Event or other event (of the type described in the preceding sentence) with respect thereto that was counted for purposes of calculating a distribution amount for which an adjustment to the Conversion Price under this
Section 4.6 was made, (1) in the case of any such rights or warrants which shall all have been redeemed or repurchased without exercise by any holders thereof, the Conversion Price shall be readjusted upon such final redemption or repurchase to give effect to such distribution or Trigger Event, as the case may be, as though it were a cash distribution, equal to the per share redemption or repurchase price received by a holder or holders of Common Stock with respect to such rights or warrants (assuming such holder had retained such rights or warrants), made to all holders of Common Stock as of the date of such redemption or repurchase, and (2) in the case of such rights or warrants which shall have expired or been terminated without exercise by any holders thereof, the Conversion Price shall be readjusted as if such rights and warrants had not been issued.

                  (d) (1) In case the Company shall, by dividend or otherwise, at any time distribute (a "Triggering Distribution") to all or substantially all holders of its Common Stock cash in an aggregate amount that, together with the aggregate amount of (A) any cash and the fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of any other consideration payable in respect of any tender offer by the Company or a Subsidiary of the Company for Common Stock consummated within the 12 months preceding the date of payment of the Triggering Distribution and in respect of which no Conversion Price adjustment pursuant to this Section 4.6 has been made and (B) all other cash distributions to all or substantially all holders of its Common Stock made within the 12 months preceding the date of payment of the Triggering Distribution and in respect of which no Conversion Price adjustment pursuant to this Section 4.6 has been made, exceeds an amount equal to 5.0% of the product of the Current Market Price per share of Common Stock (as determined in accordance with subsection (e) of this Section 4.6) on the Business Day (the "Determination Date") immediately preceding the day on which such Triggering Distribution is declared by the Company multiplied by the number of shares of Common Stock outstanding on the Determination Date (excluding shares held in the treasury of the Company), the Conversion Price shall be reduced so that the same shall equal the price determined by multiplying such Conversion Price in effect immediately prior to the Determination Date by a fraction of which the numerator shall be the Current Market Price per share of the Common Stock (as determined in accordance with subsection (e) of this Section 4.6) on the Determination Date less the sum of the aggregate amount of cash and the aggregate fair market value (determined as aforesaid in this Section 4.6(d)(1)) of any such other consideration so distributed, paid or payable within such 12 months (including, without limitation, the Triggering Distribution) applicable to one share of Common Stock (determined on the basis of the number of shares of Common Stock outstanding on the Determination Date) and the denominator shall be such Current Market Price per share of the Common Stock (as determined in accordance with subsection (e) of this Section 4.6) on the Determination Date, such reduction to become effective immediately prior to the opening of business on the day following the date on which the Triggering Distribution is paid.

                     (2) In case any tender offer made by the Company or any of its Subsidiaries for Common Stock shall expire and such tender offer (as amended upon the expiration thereof) shall involve the payment of aggregate consideration in an amount (determined as the sum of the aggregate amount of cash consideration and the aggregate fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee thereof) of any other consideration) that, together with the aggregate amount of
(A) any cash and the fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of any other consideration payable in respect of any other tender offers by the Company or any Subsidiary of the Company for Common Stock consummated within the 12 months preceding the date of the Expiration Date (as defined below) and in respect of which no Conversion Price adjustment pursuant to this Section 4.6 has been made and (B) all cash distributions to all or substantially all holders of its Common Stock made within the 12 months preceding the Expiration Date and in respect of which no Conversion Price adjustment pursuant to this Section 4.6 has been made, exceeds an amount equal to 5.0% of the product of the Current Market Price per share of Common Stock (as determined in accordance with subsection (e) of this Section 4.6) as of the last date (the "Expiration Date") tenders could have been made pursuant to such tender offer (as it may be amended) (the last time at which such tenders could have been made on the Expiration Date is hereinafter sometimes called the "Expiration Time") multiplied by the number of shares of Common Stock outstanding (including tendered shares but excluding any shares held in the treasury of the Company) at the Expiration Time, then, immediately prior to the opening of business on the day after the Expiration Date, the Conversion Price shall be reduced so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the close of business on the Expiration Date by a fraction of which the numerator shall be the product of the number of shares of Common Stock outstanding (including tendered shares but excluding any shares held in the treasury of the Company) at the Expiration Time multiplied by the Current Market Price per share of the Common Stock (as determined in accordance with subsection
(e) of this Section 4.6) on the Trading Day next succeeding the Expiration Date and the denominator shall be the sum of (x) the aggregate consideration (determined as aforesaid) payable to stockholders based on the acceptance (up to any maximum specified in the terms of the tender offer) of all shares validly tendered and not withdrawn as of the Expiration Time (the shares deemed so accepted, up to any such maximum, being referred to as the "Purchased Shares") and (y) the product of the number of shares of Common Stock outstanding (less any Purchased Shares and excluding any shares held in the treasury of the Company) at the Expiration Time and the Current Market Price per share of Common Stock (as determined in accordance with subsection (e) of this Section 4.6) on the Trading Day next succeeding the Expiration Date, such reduction to become effective immediately prior to the opening of business on the day following the Expiration Date. In the event that the Company is obligated to purchase shares pursuant to any such tender offer, but the Company is permanently prevented by applicable law from effecting any or all such purchases or any or all such purchases are rescinded, the Conversion Price shall again be adjusted to be the Conversion Price which would have been in effect based upon the number of shares actually purchased. If the application of this Section 4.6(d)(2) to any tender offer would result in an increase in the Conversion Price, no adjustment shall be made for such tender offer under this Section 4.6(d)(2).

                     (3) For purposes of this Section 4.6(d), the term "tender offer" shall mean and include both tender offers and exchange offers, all references to "purchases" of shares in tender offers (and all similar references) shall mean and include both the purchase of shares in tender offers and the acquisition of shares pursuant to exchange offers, and all references to "tendered shares" (and all similar references) shall mean and include shares tendered in both tender offers and exchange offers.

                 (e) For the purpose of any computation under subsections (b),
(c) and (d) of this Section 4.6, the current market price (the "Current Market Price") per share of Common Stock on any date shall be deemed to be the average of the daily closing prices for the 30 consecutive Trading Days commencing 45 Trading Days before (i) the Determination Date or the Expiration Date, as the case may be, with respect to distributions or tender offers under subsection (c) or (d) of this Section 4.6 or (ii) the record date with respect to distributions, issuances or other events requiring such computation under subsection (b), (c) or (d) of this Section 4.6. The closing price (the "Closing Price") for each day shall be the last reported sales price or, in case no such reported sale takes place on such date, the average of the reported closing bid and asked prices in either case on the NNM or, if the Common Stock is not listed or admitted to trading on the NNM, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if not listed or admitted to trading on the NNM or any national securities exchange, the last reported sales price of the Common Stock as quoted on NASDAQ or, in case no reported sales takes place, the average of the closing bid and asked prices as quoted on NASDAQ or any comparable system or, if the Common Stock is not quoted on NASDAQ or any comparable system, the closing sales price or, in case no reported sale takes place, the average of the closing bid and asked prices, as furnished by any two members of the National Association of Securities Dealers,

Inc. selected from time to time by the Company for that purpose. If no such prices are available, the Current Market Price per share shall be the fair value of a share of Common Stock as determined in good faith by the Board of Directors (which shall be evidenced by an Officers' Certificate delivered to the Trustee).

                 (f) In any case in which this Section 4.6 shall require that an adjustment be made following a record date or a Determination Date or Expiration Date, as the case may be, established for purposes of this Section 4.6, the Company may elect to defer (but only until five Business Days following the filing by the Company with the Trustee of the certificate described in Section 4.9) issuing to the Holder of any Security converted after such record date or Determination Date or Expiration Date the shares of Common Stock and other capital stock of the Company issuable upon such conversion over and above the shares of Common Stock and other capital stock of the Company issuable upon such conversion only on the basis of the Conversion Price prior to adjustment; and, in lieu of the shares the issuance of which is so deferred, the Company shall issue or cause its transfer agents to issue due bills or other appropriate evidence prepared by the Company of the right to receive such shares. If any distribution in respect of which an adjustment to the Conversion Price is required to be made as of the record date or Determination Date or Expiration Date therefor is not thereafter made or paid by the Company for any reason, the Conversion Price shall be readjusted to the Conversion Price which would then be in effect if such record date had not been fixed or such effective date or Determination Date or Expiration Date had not occurred.

                  SECTION 4.7.  NO ADJUSTMENT

                  No adjustment in the Conversion Price shall be required unless the adjustment would require an increase or decrease of at least 1% in the Conversion Price as last adjusted; provided, however, that any adjustments which by reason of this Section 4.7 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article 4 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

                  No adjustment need be made for issuances of Common Stock pursuant to a Company plan for reinvestment of dividends or interest or for a change in the par value or a change to no par value of the Common Stock.

                  To the extent that the Securities become convertible into the right to receive cash, no adjustment need be made thereafter as to the cash. Interest (including contingent interest and Additional Interest, if any) will not accrue on the cash.

                  SECTION 4.8.  ADJUSTMENT FOR TAX PURPOSES

                  The Company shall be entitled to make such reductions in the Conversion Price, in addition to those required by Section 4.6, as it in its discretion shall determine to be advisable in order that any stock dividends, subdivisions of shares, distributions of rights to purchase stock or securities or distributions of securities convertible into or exchangeable for stock hereafter made by the Company to its stockholders shall not be taxable.

                  SECTION 4.9.   NOTICE OF ADJUSTMENT

                  Whenever the Conversion Price is adjusted, the Company shall promptly mail to Securityholders a notice of the adjustment and file with the Trustee an Officers' Certificate briefly stating the facts requiring the adjustment and the manner of computing it. Unless and until the Trustee shall receive an Officers' Certificate setting forth an adjustment of the Conversion Price, the Trustee may assume without inquiry that the Conversion Price has not been adjusted and that the last Conversion Price of which it has knowledge remains in effect.

                  SECTION 4.10.  NOTICE OF CERTAIN TRANSACTIONS

                  In the event that:

                        (1) the Company takes any action which would require an adjustment in the Conversion Price;

                        (2) the Company consolidates or merges with, or transfers all or substantially all of its property and assets to, another corporation and shareholders of the Company must approve the transaction; or

                        (3) there is a dissolution or liquidation of the Company,

the Company shall mail to Holders and file with the Trustee a notice stating the proposed record or effective date, as the case may be and shall either issue a press release containing the relevant information or make such information available on the Company's web site or through another public medium as the Company may use at such time. The Company shall mail the notice at least ten days before such date. Failure to mail such notice or any defect therein shall not affect the validity of any transaction referred to in clause (1), (2) or (3) of this Section 4.10.

                  SECTION 4.11. EFFECT OF RECLASSIFICATION, CONSOLIDATION, MERGER OR SALE ON CONVERSION PRIVILEGE

                  If any of the following shall occur, namely: (a) any reclassification or change of shares of Common Stock issuable upon conversion of the Securities (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination, or any other change for which an adjustment is provided in Section 4.6); (b) any consolidation or merger or combination to which the Company is a party other than a merger in which the Company is the continuing corporation and which does not result in any reclassification of, or change (other than in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of Common Stock; or (c) any sale or conveyance as an entirety or substantially as an entirety of the property and assets of the Company, directly or indirectly, to any person, then the Company, or such successor, purchasing or transferee corporation, as the case may be, shall, as a condition precedent to such reclassification, change, combination, consolidation, merger, sale or conveyance, execute and deliver to the Trustee a supplemental indenture providing that the Holder of each Security then outstanding shall have the right to convert such Security into the kind and amount of shares of stock and other securities and property (including cash) receivable upon such reclassification, change, combination, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock deliverable upon conversion of such Security immediately prior to such reclassification, change, combination, consolidation, merger, sale or conveyance. Such supplemental indenture shall provide for adjustments of the Conversion Price which shall be as nearly equivalent as may be practicable to the adjustments of the Conversion Price provided for in this Article 4. If, in the case of any such consolidation, merger, combination, sale or conveyance, the stock or other securities and property (including cash) receivable thereupon by a holder of Common Stock include shares of stock or other securities and property of a person other than the successor, purchasing or transferee corporation, as the case may be, in such consolidation, merger, combination, sale or conveyance, then such supplemental indenture shall also be executed by such other person and shall contain such additional provisions to protect the interests of the Holders of the Securities as the Board of Directors shall reasonably consider necessary by reason of the foregoing. The provisions of this Section 4.11 shall similarly apply to successive reclassifications, changes, combinations, consolidations, mergers, sales or conveyances.

                  In the event the Company shall execute a supplemental indenture pursuant to this Section 4.11, the Company shall promptly file with the Trustee (x) an Officers' Certificate briefly stating the reasons therefor, the kind or amount of shares of stock or other securities or property (including cash) receivable by Holders of the Securities upon the conversion of their Securities after any such reclassification, change, combination, consolidation, merger, sale or conveyance, any adjustment to be made with respect thereto and that all conditions precedent have been complied with and (y) an Opinion of Counsel that all conditions precedent have been complied with, and shall mail notice thereof to all Holders within 30 days of such reclassification, consolidation, merger, sale or conveyance.

                  SECTION 4.12.  TRUSTEE'S DISCLAIMER

                  The Trustee shall have no duty to determine when an adjustment under this Article 4 should be made, how it should be made or what such adjustment should be, but may accept as conclusive evidence of that fact or the correctness of any such adjustment, and shall be protected in relying upon, an Officers' Certificate including the Officers' Certificate with respect thereto which the Company is obligated to file with the Trustee pursuant to Section 4.9. The Trustee makes no representation as to the validity or value of any securities or assets issued upon conversion of Securities, and the Trustee shall not be responsible for the Company's failure to comply with any provisions of this Article 4.

                  The Trustee shall not be under any responsibility to determine the correctness of any provisions contained in any supplemental indenture executed pursuant to Section 4.11, but may accept as conclusive evidence of the correctness thereof, and shall be fully protected in relying upon, the Officers' Certificate with respect thereto which the Company is obligated to file with the Trustee pursuant to Section 4.11.

                  SECTION 4.13.  VOLUNTARY REDUCTION

                  The Company from time to time may reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period if the Company's Board of Directors determines that such reduction would be in the best interest of the

Company or to avoid or diminish income tax to holders of shares of the Company's Common Stock in connection with a dividend or distribution of stock or similar event, and the Company provides at least 15 days prior notice of any reduction in the Conversion Price; provided, however, that in no event may the Company reduce the Conversion Price to be less than the par value of a share of Common Stock.

                                   ARTICLE 5
                                  SUBORDINATION

                  SECTION 5.1.  AGREEMENT OF SUBORDINATION

                  The Company covenants and agrees, and each Holder of Securities issued hereunder by its acceptance thereof likewise covenants and agrees, that all Securities shall be issued subject to the provisions of this
Article 5; and each Person holding any Security, whether upon original issue or upon transfer, assignment or exchange thereof, accepts and agrees to be bound by such provisions.

                  The payment of the principal of, premium, if any, and interest (including Additional Interest and contingent interest, if any) on all Securities (including, but not limited to, the Change in Control Purchase Price with respect to the Securities subject to purchase in accordance with Article 3 as provided in this Indenture) issued hereunder shall, to the extent and in the manner hereinafter set forth, be subordinated and subject in right of payment to the prior payment in full in cash or payment satisfactory to the holders of Senior Indebtedness of all Senior Indebtedness, whether outstanding at the date of this Indenture or thereafter incurred.

                  No provision of this Article 5 shall prevent the occurrence of any default or Event of Default hereunder.

                  SECTION 5.2.  PAYMENTS TO HOLDERS

                  No payment shall be made with respect to the principal of, or premium, if any, and interest (including Additional Interest and contingent interest, if any) on the Securities (including, but not limited to, the Change in Control Purchase Price with respect to the Securities subject to purchase in accordance with Article 3 as provided in this Indenture), except payments and distributions made by the Trustee as permitted by the first or second paragraph of Section 5.5, if:

                (i) a default in the payment of principal, premium, interest, rent or other obligations due on any Designated Senior Indebtedness occurs and is continuing (or, in the case of Designated Senior Indebtedness for which there is a period of grace, in the event of such a default that continues beyond the period of grace, if any, specified in the instrument or lease evidencing such Designated Senior Indebtedness), unless and until such default shall have been cured or waived or shall have ceased to exist; or

               (ii) a default, other than a payment default, on any Designated Senior Indebtedness occurs and is continuing that then permits holders of such Designated Senior Indebtedness to accelerate its maturity and the Trustee receives a notice of the default (a "Payment Blockage Notice") from a Representative or holder of Designated Senior Indebtedness or the Company.

                  Subject to the provisions of Section 5.5, if the Trustee receives any Payment Blockage Notice pursuant to clause (ii) above, no subsequent Payment Blockage Notice shall be effective for purposes of this Section unless and until at least 365 consecutive days shall have elapsed since the effectiveness of the immediately prior Payment Blockage Notice and all scheduled payments on the Securities that have come due have been paid in full in cash. No nonpayment default that existed or was continuing on the date of delivery of any Payment Blockage Notice to the Trustee (unless such default was waived, cured or otherwise ceased to exist and thereafter subsequently reoccurred) shall be, or be made, the basis for a subsequent Payment Blockage Notice.

                  The Company may and shall resume payments on and distributions in respect of the Securities:

                  (a) in the case of a default referred to in clause (i) above, upon the date upon which the default is cured or waived or ceases to exist, or

                  (b) in the case of a default referred to in clause (ii) above, upon the earlier of (1) the date on which such default is cured or waived or ceases to exist or (2) 179 days after the date on which the applicable Payment Blockage Notice is received, if the maturity of such Designated Senior Indebtedness has not been accelerated, unless this Article 5 otherwise prohibits the payment or distribution at the time of such payment or distribution.

                  Upon any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company (whether voluntary or involuntary) or in bankruptcy, insolvency, receivership or similar proceedings, all amounts due or to become due upon all Senior Indebtedness shall first be paid in full in cash, or other payments satisfactory to the holders of Senior Indebtedness before any payment is made on account of the principal of, premium, if any, or interest (including Additional Interest and contingent interest, if any) on the Securities (except payments made pursuant to Article 10 from monies deposited with the Trustee pursuant thereto prior to commencement of proceedings for such dissolution, winding-up, liquidation or reorganization); and upon any such dissolution or winding-up or liquidation or reorganization of the Company or bankruptcy, insolvency, receivership or other proceeding, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the Holders of the Securities or the Trustee would be entitled, except for the provision of this Article 5, shall (except as aforesaid) be paid by the Company or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the Holders of the Securities or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, or as otherwise required by law or a court order) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing any Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay all Senior Indebtedness in full in cash, or other payment satisfactory to the holders of Senior Indebtedness, after giving effect to any concurrent payment or distribution to or for the holders of Senior Indebtedness, before any payment or distribution is made to the Holders of the Securities or to the Trustee.

                  For purposes of this Article 5, the words, "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article 5 with respect to the Securities to the payment of all Senior Indebtedness which may at the time be outstanding; provided that (i) the Senior Indebtedness is assumed by the new corporation, if any, resulting from any reorganization or readjustment, and
(ii) the rights of the holders of Senior Indebtedness (other than leases which are not assumed by the Company or the new corporation, as the case may be) are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance, transfer or lease of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article 7 shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this Section 5.2 if such other corporation shall, as a part of such consolidation, merger, conveyance, transfer or lease, comply with the conditions stated in Article 7.

                  In the event of the acceleration of the Securities because of an Event of Default, no payment or distribution shall be made to the Trustee or any Holder of Securities in respect of the principal of, premium, if any, or interest (including Additional Interest and contingent interest, if any) on the Securities by the Company (including, but not limited to, the Change in Control Purchase Price with respect to the Securities subject to purchase in accordance with Article 3 as provided in this Indenture), except payments and distributions made by the Trustee as permitted by Section 5.5, until all Senior Indebtedness has been paid in full in cash or other payment satisfactory to the holders of Senior Indebtedness or such acceleration is rescinded in accordance with the terms of this Indenture. If payment of the Securities is accelerated because of an Event of Default, the Company shall promptly notify holders of Senior Indebtedness of such acceleration.

                  In the event that, notwithstanding the foregoing provisions, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (including, without limitation, by way of setoff or otherwise), prohibited by the foregoing, shall be received by the Trustee or the Holders of the Securities before all Senior Indebtedness is paid in full, in cash or other payment satisfactory to the holders of Senior Indebtedness, or provision is made for such payment thereof in accordance with its terms in cash or other payment satisfactory to the holders of Senior Indebtedness, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing any Senior Indebtedness may have been issued, as their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness remaining unpaid to the extent necessary to pay all Senior Indebtedness in full, in cash or other payment satisfactory to the holders of

Senior Indebtedness, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness.

                  Nothing in this Section 5.2 shall apply to claims of, or payments to, the Trustee under or pursuant to Section 9.7. This Section 5.2 shall be subject to the further provisions of Section 5.5.

                  SECTION 5.3.  SUBROGATION OF SECURITIES

                  Subject to the payment in full, in cash or other payment satisfactory to the holders of Senior Indebtedness, of all Senior Indebtedness, the rights of the Holders of the Securities shall be subrogated to the extent of the payments or distributions made to the holders of such Senior Indebtedness pursuant to the provisions of this Article 5 (equally and ratably with the holders of all indebtedness of the Company which by its express terms is subordinated to other indebtedness of the Company to substantially the same extent as the Securities are subordinated and is entitled to like rights of subrogation) to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company applicable to the Senior Indebtedness until the principal, premium, if any, and interest (including Additional Interest and contingent interest, if any) on the Securities shall be paid in full in cash or other payment satisfactory to the holders of Senior Indebtedness; and, for the purposes of such subrogation, no payments or distributions to the holders of the Senior Indebtedness of any cash, property or securities to which the Holders of the Securities or the Trustee would be entitled except for the provisions of this Article 5, and no payment over pursuant to the provisions of this Article 5, to or for the benefit of the holders of Senior Indebtedness by Holders of the Securities or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness, and the Holders of the Securities, be deemed to be a payment by the Company to or on account of the Senior Indebtedness; and no payments or distributions of cash, property or securities to or for the benefit of the Holders of the Securities pursuant to the subrogation provisions of this Article 5, which would otherwise have been paid to the holders of Senior Indebtedness shall be deemed to be a payment by the Company to or for the account of the Securities. It is understood that the provisions of this Article 5 are and are intended solely for the purposes of defining the relative rights of the Holders of the Securities, on the one hand, and the holders of the Senior Indebtedness, on the other hand.

                  Nothing contained in this Article 5 or elsewhere in this Indenture or in the Securities is intended to or shall impair, as among the Company, its creditors other than the holders of Senior Indebtedness, and the Holders of the Securities, the obligation of the Company, which is absolute and unconditional, to pay to the Holders of the Securities the principal of (and premium, if any) and interest (including contingent interest and Additional Interest, if any) on the Securities as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the Holders of the Securities and creditors of the Company other than the holders of the Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or the Holder of any Security from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article 5 of the holders of Senior Indebtedness in respect of cash, property or securities of the Company received upon the exercise of any such remedy.

                  Upon any payment or distribution of assets of the Company referred to in this Article 5, the Trustee, subject to the provisions of Section 9.1, and the Holders of the Securities shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which such bankruptcy, dissolution, winding-up, liquidation or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidating trustee, agent or other person making such payment or distribution, delivered to the Trustee or to the Holders of the Securities, for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Company, the amount thereof or payable thereon and all other facts pertinent thereto or to this Article 5.

                  SECTION 5.4.  AUTHORIZATION TO EFFECT SUBORDINATION

                  Each Holder of a Security by the Holder's acceptance thereof authorizes and directs the Trustee on the Holder's behalf to take such action as may be necessary or appropriate to effectuate the subordination as provided in this Article 5 and appoints the Trustee to act as the Holder's attorney-in-fact for any and all such purposes. If the Trustee does not file a proper proof of claim or proof of debt in the form required in any proceeding referred to in
Section 5.3 hereof at least 30 days before the expiration of the time to file such claim, the holders of any Senior Indebtedness or their representatives are hereby authorized to file an appropriate claim for and on behalf of the Holders of the Securities.

                  SECTION 5.5.   NOTICE TO TRUSTEE

                  The Company shall give prompt written notice in the form of an Officers' Certificate to a Trust Officer of the Trustee and to any Paying Agent of any fact known to the Company which would prohibit the making of any payment of monies to or by the Trustee or any Paying Agent in respect of the Securities pursuant to the provisions of this Article 5. Notwithstanding the provisions of this Article 5 or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts which would prohibit the making of any payment of monies to or by the Trustee in respect of the Securities pursuant to the provisions of this Article 5, unless and until a Trust Officer of the Trustee shall have received written notice thereof at the Corporate Trust Office from the Company (in the form of an Officers' Certificate) or a Representative or a Holder or Holders of Senior Indebtedness or from any trustee thereof; and before the receipt of any such written notice, the Trustee, subject to the provisions of Section 9.1, shall be entitled in all respects to assume that no such facts exist; provided that if on a date not less than one Business Day prior to the date upon which by the terms hereof any such monies may become payable for any purpose (including, without limitation, the payment of the principal of, or premium, if any, or interest (including contingent interest and Additional Interest, if any) on any Security) the Trustee shall not have received, with respect to such monies, the notice provided for in this Section 5.5, then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such monies and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary which may be received by it on or after such prior date. Notwithstanding anything in this
Article 5 to the contrary, nothing shall prevent any payment by the Trustee to the Holders of monies deposited with it pursuant to Article 10, and any such payment shall not be subject to the provisions of Article 5.

                  The Trustee, subject to the provisions of Section 9.1, shall be entitled to rely on the delivery to it of a written notice by a Representative or a person representing himself to be a holder of Senior Indebtedness (or a trustee on behalf of such holder) to establish that such notice has been given by a Representative or a holder of Senior Indebtedness or a trustee on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any person as a holder of Senior Indebtedness to participate in any payment or distribution pursuant to this Article 5, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article 5, and if such evidence is not furnished the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

                  SECTION 5.6.  TRUSTEE'S RELATION TO SENIOR INDEBTEDNESS

                  The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article 5 in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in Section 9.11 or elsewhere in this Indenture shall deprive the Trustee of any of its rights as such holder.

                  With respect to the holders of Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article 5, and no implied covenants or obligations with respect to the holders of Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness and, subject to the provisions of Section 9.1, the Trustee shall not be liable to any holder of Senior Indebtedness if it shall pay over or deliver to Holders of Securities, the Company or any other person money or assets to which any holder of Senior Indebtedness shall be entitled by virtue of this Article 5 or otherwise.

                  SECTION 5.7.   NO IMPAIRMENT OF SUBORDINATION

                  No right of any present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof which any such holder may have or otherwise be charged with.

                  SECTION 5.8.   CERTAIN CONVERSIONS DEEMED PAYMENT

                  For the purposes of this Article 5 only, (1) the issuance and delivery of junior securities upon conversion of Securities in accordance with
Article 4 shall not be deemed to constitute a payment or distribution on account of the principal of (or premium, if any) or interest (including contingent interest and Additional Interest, if any) on Securities or on account of the purchase or other acquisition of Securities, and (2) the payment, issuance or delivery of cash (except in satisfaction of fractional shares pursuant to Section 4.3), property or securities (other than junior securities) upon conversion of a Security shall be deemed to constitute payment on account of the principal of such Security. For the purposes of this Section 5.8, the term "junior securities" means (a) shares of any stock of any class of the Company, or (b) securities of the Company which are subordinated in right of payment to all Senior Indebtedness which may be outstanding at the time of issuance or delivery of such securities to substantially the same extent as, or to a greater extent than, the Securities are so subordinated as provided in this Article. Nothing contained in this Article 5 or elsewhere in this Indenture or in the Securities is intended to or shall impair, as among the Company, its creditors other than holders of Senior Indebtedness and the Holders, the right, which is absolute and unconditional, of the Holder of any Security to convert such Security in accordance with Article 4.

                  SECTION 5.9.  ARTICLE APPLICABLE TO PAYING AGENTS

                  If at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting hereunder, the term "Trustee" as used in this Article shall (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this
Article in addition to or in place of the Trustee; provided, however, that the first paragraph of Section 5.5 shall not apply to the Company or any Affiliate of the Company if it or such Affiliate acts as Paying Agent.

                  SECTION 5.10.  SENIOR INDEBTEDNESS ENTITLED TO RELY

                  The holders of Senior Indebtedness (including, without limitation, Designated Senior Indebtedness) shall have the right to rely upon this Article 5, and no amendment or modification of the provisions contained herein shall diminish the rights of such holders unless such holders shall have agreed in writing thereto.

                                    ARTICLE 6
                                    COVENANTS

                  SECTION 6.1.  PAYMENT OF SECURITIES

                  The Company shall promptly make all payments in respect of the Securities on the dates and in the manner provided in the Securities and this Indenture. An installment of principal or interest (including contingent interest and Additional Interest, if any) or Additional Interest, if any, shall be considered paid on the date it is due if the Paying Agent (other than the Company) holds by 11:00 a.m., New York City time, on that date money, deposited by the Company or an Affiliate thereof, sufficient to pay the installment. The Company shall, (in immediately available funds) to the fullest extent permitted by law, pay interest on overdue principal (including premium, if any) and overdue installments of interest at the rate borne by the Securities per annum.

                  Payment of the principal of (and premium, if any) and any interest (including contingent interest and Additional Interest, if any) on the Securities shall be made at the office or agency of the Company maintained for that purpose in the Borough of Manhattan, The City of New York in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Company payment of interest may be made by check mailed to the address of the Person entitled thereto as such address appears in the Register; provided further that a Holder with an aggregate principal amount in excess of $1,000,000 will be paid by wire transfer in immediately available funds at the election of such Holder if such Holder has provided wire transfer instructions to the Company at least 10 Business Days prior to the payment date.

                  SECTION 6.2.  SEC and other REPORTS

                  (a) Whether or not required by the rules and regulations of the SEC, including the reporting requirements of Section 13 or 15(d) of the Exchange Act, so long as any Securities are outstanding, the Company will furnish to the Trustee:

                  (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K if the Company were required to file such forms, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" that describes the financial condition and results of operations of the Company and its Subsidiaries and, with respect to the annual information only, a report on the consolidated financial statements required by Form 10-K by the Company's independent certified public accountants; and

                 (ii) all reports that would be required to be filed with the SEC on Form 8-K if the Company were required to file such reports.

                   (b) In addition, whether or not required by the rules and regulation of the SEC, the Company will file a copy of all such information with the SEC for public availability (unless the SEC will not accept such a filing) and make such information available to investors or prospective investors who request it in writing.

                   (c) The Company will furnish to the Holders or beneficial Holders of Securities and prospective purchasers of Securities designated by Holders, upon their request, the information required to be delivered pursuant to Rule 144A(d)(4) under Securities Act until such time as the Company has registered all of the Notes for resale under the Securities Act.

                   (d) Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of its covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates).

                  SECTION 6.3.  COMPLIANCE CERTIFICATES

                  The Company shall deliver to the Trustee, within 90 days after the end of each fiscal year of the Company (beginning with the fiscal year ending December 31, 2003), an Officers' Certificate stating as to the best of the signer's knowledge whether or not the Company is in compliance with all conditions and covenants on its part contained in this Indenture and stating whether or not, to the best of the signer's knowledge, there has been any default or Event of Default and, if so, the Officers' Certificate shall describe the default or Event of Default and the efforts to remedy the same. For the purposes of this Section 6.3, compliance shall be determined without regard to any grace period or requirement of notice provided pursuant to the terms of this Indenture.

                  SECTION 6.4.  FURTHER INSTRUMENTS AND ACTS

                  Upon request of the Trustee, the Company will execute and deliver such further instruments and do such further acts as may be reasonably necessary or proper to carry out more effectively the purposes of this Indenture.

                  SECTION 6.5.  MAINTENANCE OF CORPORATE EXISTENCE

                  Subject to Article 7, the Company will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence.

                  SECTION 6.6.  RULE 144A INFORMATION REQUIREMENT

                  Within the period prior to the expiration of the holding period applicable to sales thereof under Rule 144(k) under the Securities Act (or any successor provision), the Company covenants and agrees that it shall, during any period in which it is not subject to Section 13 or 15(d) under the Exchange Act, upon the request of any Holder or beneficial holder of the Securities make available to such Holder or beneficial holder of Securities or any Common Stock issued upon conversion thereof which continue to be Restricted Securities in connection with any sale thereof and any prospective purchaser of Securities or such Common Stock designated by such Holder or beneficial holder, the information required pursuant to Rule 144A(d)(4) under the Securities Act.

                  SECTION 6.7.  STAY, EXTENSION AND USURY LAWS

                  The Company covenants (to the extent that it may lawfully do so) that it shall not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law or other law which would prohibit or forgive the Company from paying all or any portion of the principal of, premium, if any, or interest (including Additional Interest or contingent interest, if any) on the Securities as contemplated herein, wherever enacted, now or at any time hereafter in force, or which may affect the covenants or the performance of this Indenture, and the Company (to the extent it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not, by resort to any such law, hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                  SECTION 6.8.  PAYMENT OF ADDITIONAL INTEREST

                  If Additional Interest is payable by the Company pursuant to the Registration Rights Agreement, the Company shall deliver to the Trustee a certificate to that effect stating (i) the amount of such Additional Interest that is payable and (ii) the date on which such Additional Interest is payable.

Unless and until a Trust Officer of the Trustee receives such a certificate, the Trustee may assume without inquiry that no such Additional Interest is payable. If the Company has paid Additional Interest directly to the Persons entitled to it, the Company shall deliver to the Trustee a certificate setting forth the particulars of such payment.

                                   ARTICLE 7
              CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE

                  SECTION 7.1.  COMPANY MAY CONSOLIDATE, ETC, ONLY ON CERTAIN
TERMS

                  The Company shall not consolidate with or merge into any other Person (in a transaction in which the Company is not the surviving corporation) or convey, transfer or lease its properties and assets substantially as an entirety to any Person, other than to one or more of its Subsidiaries, unless:

                        (1) in case the Company shall consolidate with or merge into another Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the Person formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Company substantially as an entirety shall be a corporation, limited liability company, partnership, trust or other business entity organized and validly existing under the laws of the United States of America, any State thereof or the District of Columbia and, if the Company is not the surviving corporation, shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual payment of the principal of and any premium and interest (including contingent interest and Additional Interest, if any) on all the Securities and the performance or observance of every covenant of this Indenture on the part of the Company to be performed or observed and the conversion rights shall be provided for in accordance with Article 4, by supplemental indenture satisfactory in form to the Trustee, executed and delivered to the Trustee, by the Person (if other than the Company) formed by such consolidation or into which the Company shall have been merged or by the Person which shall have acquired the Company's assets;

                        (2) immediately after giving effect to such transaction, no Event of Default or Default, shall have occurred and be continuing; and

                        (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer or lease and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture complies with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with.

                  SECTION 7.2.  SUCCESSOR SUBSTITUTED

                  Upon any consolidation of the Company with, or merger of the Company into, any other Person or any conveyance, transfer or lease of the properties and assets of the Company substantially as an entirety in accordance with Section 7.1, the successor Person formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor Person had been named as the Company herein, and thereafter, except in the case of a lease, the predecessor Person shall be relieved of all obligations and covenants under this Indenture and the Securities.

                                   ARTICLE 8
                              DEFAULT AND REMEDIES

                  SECTION 8.1.  EVENTS OF DEFAULT

                  An "Event of Default" shall occur if:

                        (1) the Company defaults in the payment of any interest (including contingent interest or Additional Interest, if any), payable to all holders of Registrable Securities (as defined in the Registration Rights Agreement) on any Security when the same becomes due and payable and the default continues for a period of 30 days, whether or not such payment shall be prohibited by the provisions of Article 5 hereof;

                        (2) the Company defaults in the payment of any principal of (including, without limitation, any premium, if any, on) any Security when the same becomes due and payable (whether at maturity, on a Change in Control Purchase Date or otherwise), whether or not such payment shall be prohibited by the provisions of Article 5 hereof;

                        (3) the Company fails to comply with any of its other agreements contained in the Securities or this Indenture and the default continues for the period and after the notice specified below;

                        (4) the Company fails to provide a Change in Control Purchase Notice when required by Section 3.2;

                        (5) any indebtedness under any bond, debenture, note or other evidence of indebtedness for money borrowed by the Company or any Subsidiary (all or substantially all of the outstanding voting securities of which are owned, directly or indirectly, by the Company) or under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or any Subsidiary (all or substantially all of the outstanding voting securities of which are owned, directly or indirectly, by the Company) (an "Instrument") with a principal amount then outstanding in excess of U.S. $5,000,000, whether such indebtedness now exists or shall hereafter be created, is not paid at final maturity of the Instrument (either at its stated maturity or upon acceleration thereof), and such indebtedness is not discharged, or such acceleration is not rescinded or annulled, within a period of 30 days after there shall have been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in aggregate principal amount of the then outstanding Securities a written notice specifying such default and requiring the Company to cause such indebtedness to be discharged or cause such default to be cured or waived or such acceleration to be rescinded or annulled and stating that such notice is a "Notice of Default" hereunder;

                        (6) the Company fails to issue Common Stock upon conversion of Securities in accordance with Article 4;

                        (7) the Company or any Subsidiary, pursuant to or within the meaning of any Bankruptcy Law:

                                    (A) commences a voluntary case or
proceeding;

                                    (B)   consents to the entry of an order for
                                          relief against it in an involuntary
                                          case or proceeding;

                                    (C)   consents to the appointment of a
                                          Custodian of it or for all or
                                          substantially all of its property; or

                                    (D)   makes a general assignment for the
                                          benefit of its creditors; or

                        (8) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

                                    (A)   is for relief against the Company or
                                          any Subsidiary in an involuntary case
                                          or proceeding;

                                    (B)   appoints a Custodian of the Company or
                                          any Subsidiary or for all or
                                          substantially all of the property of
                                          the Company or any Subsidiary; or

                                    (C)   orders the liquidation of the Company
                                          or any Subsidiary;

and in each case the order or decree remains unstayed and in effect for 60 consecutive days.

                  The term "Bankruptcy Law" means Title 11 of the United States Code (or any successor thereto) or any similar federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator, sequestrator or similar official under any Bankruptcy Law.

                  A default under clause (3) above is not an Event of Default until the Trustee notifies the Company, or the Holders of at least 25% in aggregate principal amount of the Securities then outstanding notify the Company and the Trustee, in writing of the default, and the Company does not cure the default within 60 days after receipt of such notice. The notice given pursuant to this Section 8.1 must specify the default, demand that it be remedied and state that the notice is a "Notice of Default." When any default under this
Section 8.1 is cured, it ceases.

                  The Trustee shall not be charged with knowledge of any Event of Default unless written notice thereof shall have been given to a Trust Officer at the Corporate Trust Office of the Trustee by the Company, a Paying Agent, any Holder or any agent of any Holder.

                  SECTION 8.2.  ACCELERATION

                  If an Event of Default (other than an Event of Default specified in clause (7) or (8) of Section 8.1 with respect to the Company) occurs and is continuing, the Trustee may, by notice to the Company, or the Holders of at least 25% in aggregate principal amount of the Securities then outstanding may, by notice to the Company and the Trustee, declare all unpaid principal to the date of acceleration on the Securities then outstanding (if not then due and payable) to be due and payable upon any such declaration, and the same shall become and be immediately due and payable. If an Event of Default specified in clause (7) or (8) of Section 8.1 occurs with respect to the Company, all unpaid principal of the Securities then outstanding shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holder. The Holders of a majority in aggregate principal amount of the Securities then outstanding by notice to the Trustee may rescind an acceleration and its consequences if (a) all existing Events of Default, other than the nonpayment of the principal of the Securities which has become due solely by such declaration of acceleration, have been cured or waived; (b) to the extent the payment of such interest is lawful, interest (calculated at the rate per annum borne by the Securities) on overdue installments of interest and overdue principal, which has become due otherwise than by such declaration of acceleration, has been paid; (c) the rescission would not conflict with any judgment or decree of a court of competent jurisdiction; and (d) all payments due to the Trustee and any predecessor Trustee under Section 9.7 have been made. No such rescission shall affect any subsequent default or impair any right consequent thereto.

                  SECTION 8.3.  OTHER REMEDIES

                  If an Event of Default occurs and is continuing, the Trustee may, but shall not be obligated to, pursue any available remedy by proceeding at law or in equity to collect the payment of the principal of or interest (including contingent interest and Additional Interest, if any) on the Securities or to enforce the performance of any provision of the Securities or this Indenture.

                  The Trustee may maintain a proceeding even if it does not possess any of the Securities or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Securityholder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are cumulative to the extent permitted by law.

                  SECTION 8.4.  WAIVER OF DEFAULTS AND EVENTS OF DEFAULT

                  Subject to Sections 8.7 and 11.2, the Holders of a majority in aggregate principal amount of the Securities then outstanding by notice to the Trustee may waive an existing default or Event of Default and its consequence, except a default or Event of Default in the payment of the principal of, premium, if any, or interest (including contingent interest and Additional Interest, if any) on any Security, a failure by the Company to convert any Securities into Common Stock or any default or Event of Default in respect of any provision of this Indenture or the Securities which, under Section 11.2, cannot be modified or amended without the consent of the Holder of each Security affected. When a default or Event of Default is waived, it is cured and ceases.

                  SECTION 8.5.   CONTROL BY MAJORITY

                  The Holders of a majority in aggregate principal amount of the Securities then outstanding may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on it. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture, that the Trustee determines may be unduly prejudicial to the rights of another Holder or the Trustee, or that may involve the Trustee in personal liability unless the Trustee is offered indemnity satisfactory to it; provided, however, that the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

                  SECTION 8.6.   LIMITATIONS ON SUITS

                  A Holder may not pursue any remedy with respect to this Indenture or the Securities (except actions for payment of overdue principal or interest (including any payments in connection with a Change in Control) or for the conversion of the Securities pursuant to Article 4) unless:

                        (1) the Holder gives to the Trustee written notice of a continuing Event ofDefault;

                        (2) the Holders of at least 25% in aggregate principal amount of the then outstanding Securities make a written request to the Trustee to pursue the remedy;

                        (3) such Holder or Holders offer to the Trustee reasonable indemnity to the Trustee against any loss, liability or expense;

                        (4) the Trustee does not comply with the request within 60 days after receipt of the request and the offer of indemnity; and

                        (5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in aggregate principal amount of the Securities then outstanding.

                  A Securityholder may not use this Indenture to prejudice the rights of another Securityholder or to obtain a preference or priority over such other Securityholder.

                  SECTION 8.7.  RIGHTS OF HOLDERS TO RECEIVE PAYMENT AND TO
CONVERT

                  Notwithstanding any other provision of this Indenture, the right of any Holder of a Security to receive payment of the principal of and interest on the Security (including any payments in connection with a Change in Control, contingent interest and Additional Interest, if any), on or after the respective due dates expressed in the Security and this Indenture, to convert such Security accordance with Article 4 and to bring suit for the enforcement of any such payment on or after such respective dates or the right to convert, is absolute and unconditional and shall not be impaired or affected without the consent of the Holder.

                  SECTION 8.8.  COLLECTION SUIT BY TRUSTEE

                  If an Event of Default in the payment of principal or interest specified in clause (1) or (2) of Section 8.1 occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Company or another obligor on the Securities for the whole amount of principal and accrued interest remaining unpaid, together with, to the extent that payment of such interest is lawful, interest on overdue principal and on overdue installments of interest, in each case at the rate per annum borne by the Securities and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

                  SECTION 8.9.   TRUSTEE MAY FILE PROOFS OF CLAIM

                  The Trustee may file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and the Holders allowed in any judicial proceedings relative to the Company (or any other obligor on the Securities), its creditors or its property and shall be entitled and empowered to collect and receive any money or other property payable or deliverable on any such claims and to distribute the same, and any Custodian in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 9.7, and to the extent that such payment of the reasonable compensation, expenses, disbursements and advances in any such proceedings shall be denied for any reason, payment of the same shall be secured by a lien on, and shall be paid out of, any and all distributions, dividends, money, securities and other property which the Holders may be entitled to receive in such proceedings, whether in liquidation or under any plan of reorganization or arrangement or otherwise. Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to, or, on behalf of any Holder, to authorize, accept or adopt any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

                  SECTION 8.10.  PRIORITIES

                  If the Trustee collects any money pursuant to this Article 8, it shall pay out the money in the following order:

                  First, to the Trustee for amounts due under Section 9.7;

                  Second, to the holders of Senior Indebtedness to the extent required by Article 5;

                  Third, to Holders for amounts due and unpaid on the Securities for principal and interest (including Additional Interest and contingent interest, if any), ratably, without preference or priority of any kind, according to the amounts due and payable on the Securities for principal and interest (including Additional Interest and contingent interest, if any), respectively; and

                  Fourth, the balance, if any, to the Company.

                  The Trustee may fix a record date and payment date for any payment to Holders pursuant to this Section 8.10.

                  SECTION 8.11.  UNDERTAKING FOR COSTS

                  In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section 8.11 does not apply to a suit made by the Trustee, a suit by a Holder pursuant to Section 8.7, or a suit by Holders of more than 10% in aggregate principal amount of the Securities then outstanding.

                                    ARTICLE 9
                                     TRUSTEE

                  SECTION 9.1.    DUTIES OF TRUSTEE

                  (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture and use the same degree of care and skill in its exercise as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

                  (b) Except during the continuance of an Event of Default:

                        (1) the Trustee need perform only those duties as are specifically set forth in this Indenture and no others; and

                        (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. The Trustee, however, shall examine any certificates and opinions which by any provision hereof are specifically required to be delivered to the Trustee to determine whether or not they conform to the requirements of this Indenture.

                  (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                        (1) this paragraph does not limit the effect of subsection (b) of this Section 9.1;

                        (2) the Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts; and

                        (3) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 8.5.

                  (d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers unless the Trustee shall have received adequate indemnity in its opinion against potential costs and liabilities incurred by it relating thereto.

                  (e) Every provision of this Indenture that in any way relates to the Trustee is subject to subsections (a), (b), (c) and (d) of this Section 9.1.

                  (f) The Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Company. Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

                  SECTION 9.2.  RIGHTS OF TRUSTEE

                  Subject to Section 9.1:

                  (a) The Trustee may rely conclusively on any document believed by it to be genuine and to have been signed or presented by the proper person. The Trustee need not investigate any fact or matter stated in the document.

                  (b) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel, or both, which shall conform to Section 12.4(b). The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion.

                  (c) The Trustee may act through its agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

                  (d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers.

                  (e) The Trustee may consult with counsel of its selection, and the advice or opinion of such counsel as to matters of law shall be full and complete authorization and protection in respect of any such action taken, omitted or suffered by it hereunder in good faith and in accordance with the advice or opinion of such counsel.

                  (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee security or indemnity satisfactory to the Trustee against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction.

                  (g) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney at the sole cost of the Company and shall incur no liability or additional liability of any kind by reason of such inquiry or investigation.

                  (h) The Trustee shall not be deemed to have notice of any Default or Event of Default unless a Trust Officer of the Trustee has actual knowledge thereof or unless written notice of any event which is in fact such a default is received by the Trustee at the Corporate Trust Office, and such notice references the Securities and this Indenture.

                  (i) The rights, privileges, protections, immunities and benefits given to the Trustee, including, without limitation, its right to be indemnified, are extended to, and shall be enforceable by, the Trustee in each of its capacities hereunder, and to each agent, custodian and other Person employed to act hereunder.

                  SECTION 9.3.  INDIVIDUAL RIGHTS OF TRUSTEE

                  The Trustee in its individual or any other capacity may become the owner or pledgee of Securities and may otherwise deal with the Company or an Affiliate of the Company with the same rights it would have if it were not Trustee. However, in the event that the Trustee acquires any conflicting interest it must eliminate such conflict within 90 days, apply to the SEC for permission to continue as trustee or resign. Any Agent may do the same with like rights. However, the Trustee is subject to Sections 5.6, 9.10 and 9.11.

                  SECTION 9.4.   TRUSTEE'S DISCLAIMER

                  The Trustee makes no representation as to the validity or adequacy of this Indenture or the Securities, it shall not be accountable for the Company's use of the proceeds from the Securities, and it shall not be responsible for any statement in the Securities other than its certificate of authentication.

                  SECTION 9.5.   NOTICE OF DEFAULT OR EVENTS OF DEFAULT

                  If a default or an Event of Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to each Securityholder notice of the default or Event of Default within 90 days after it occurs. However, the Trustee may withhold the notice if and so long as a committee of its Trust Officers in good faith determines that withholding notice is in the interests of Securityholders, except in the case of a default or an Event of Default in payment of the principal of or interest on any Security.

                  SECTION 9.6.   REPORTS BY TRUSTEE TO HOLDERS

                  If such report is required by TIA Section 313, within 60 days after each March 15, beginning with March 15, 2004, the Trustee shall mail to each Securityholder a brief report dated as of such March 15 that complies with TIA Section 313(a). The Trustee also shall comply with TIA Section 313(b)(2) and
(c).

                  A copy of each report at the time of its mailing to Securityholders shall be mailed to the Company and filed with the SEC and each stock exchange, if any, on which the Securities are listed. The Company shall notify the Trustee whenever the Securities become listed on any stock exchange or listed or admitted to trading on any quotation system and any changes in the stock exchanges or quotation systems on which the Securities are listed or admitted to trading and of any delisting thereof.

                  SECTION 9.7.   COMPENSATION AND INDEMNITY

                  The Company shall pay to the Trustee from time to time such compensation as agreed to from time to time by the Company and the Trustee in writing for its services (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust). The Company shall reimburse the Trustee upon request for all reasonable disbursements, expenses and advances incurred or made by it. Such expenses may include the reasonable compensation, disbursements and expenses of the Trustee's agents and counsel.

                  The Company shall indemnify the Trustee or any predecessor Trustee (which for purposes of this Section 9.7 shall include its officers, directors, employees and agents) for, and hold it harmless against, any and all loss, liability or expense including taxes (other than taxes based upon, measured by or determined by the income of the Trustee), (including reasonable legal fees and expenses) incurred by it in connection with the acceptance or administration of its duties under this Indenture or any action or failure to act as authorized or within the discretion or rights or powers conferred upon the Trustee hereunder including the reasonable costs and expenses of the Trustee and its counsel in defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The Trustee shall notify the Company promptly of any claim asserted against the Trustee for which it may seek indemnity. The Company need not pay for any settlement effected without its prior written consent, which shall not be unreasonably withheld.

                  The Company need not reimburse the Trustee for any expense or indemnify it against any loss or liability incurred by it resulting from its gross negligence or bad faith.

                  To secure the Company's payment obligations in this Section 9.7, the Trustee shall have a senior claim to which the Securities are hereby made subordinate on all money or property held or collected by the Trustee, except such money or property held in trust to pay the principal of and interest on the Securities. The obligations of the Company under this Section 9.7 shall survive the satisfaction and discharge of this Indenture or the resignation or removal of the Trustee.

                  When the Trustee incurs expenses or renders services after an Event of Default specified in clause (7) or (8) of Section 8.1 occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Law. The provisions of this Section shall survive the termination of this Indenture.

                  SECTION 9.8.  REPLACEMENT OF TRUSTEE

                  The Trustee may resign by so notifying the Company. The Holders of a majority in aggregate principal amount of the Securities then outstanding may remove the Trustee by so notifying the Trustee and may, with the Company's written consent (which consent shall not be unreasonably withheld), appoint a successor Trustee. The Company may remove the Trustee if:

                        (1) the Trustee fails to comply with Section 9.10;

                        (2) the Trustee is adjudged a bankrupt or an insolvent;

                        (3) a receiver or other public officer takes charge of the Trustee or its property; or

                        (4) the Trustee becomes incapable of acting.

                  If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor Trustee. The resignation or removal of a Trustee shall not be effective until a successor Trustee shall have delivered the written acceptance of its appointment as described below.

                  If a successor Trustee does not take office within 30 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holders of 10% in aggregate principal amount of the Securities then outstanding may petition any court of competent jurisdiction for the appointment of a successor Trustee at the expense of the Company.

                  If the Trustee fails to comply with Section 9.10, any Holder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

                  A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Immediately after that, the retiring Trustee shall transfer all property held by it as Trustee to the successor Trustee and be released from its obligations (exclusive of any liabilities that the retiring Trustee may have incurred while acting as Trustee) hereunder, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. A successor Trustee shall mail notice of its succession to each Holder.

                  A retiring Trustee shall not be liable for the acts or omissions of any successor Trustee after its succession.

                  Notwithstanding replacement of the Trustee pursuant to this
Section 9.8, the Company's obligations under Section 9.7 shall continue for the benefit of the retiring Trustee.

                  SECTION 9.9.  SUCCESSOR TRUSTEE BY MERGER, ETC

                  If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust assets (including the administration of this Indenture) to, another corporation, the resulting, surviving or transferee corporation, without any further act, shall be the successor Trustee, provided such transferee corporation shall qualify and be eligible under Section 9.10. Such successor Trustee shall promptly mail notice of its succession to the Company and each Holder.

                  SECTION 9.10.  ELIGIBILITY; DISQUALIFICATION

                  The Trustee shall always satisfy the requirements of paragraphs (1), (2) and (5) of TIA Section 310(a). The Trustee (or its parent holding company) shall have a combined capital and surplus of at least $50,000,000. If at any time the Trustee shall cease to satisfy any such requirements, it shall resign immediately in the manner and with the effect specified in this Article 9. The Trustee shall be subject to the provisions of TIA Section 310(b). Nothing herein shall prevent the Trustee from filing with the SEC the application referred to in the penultimate paragraph of TIA Section 310(b).

                  SECTION 9.11. PREFERENTIAL COLLECTION OF CLAIMS AGAINST
COMPANY

                  The Trustee shall comply with TIA Section 311(a), excluding any creditor relationship listed in TIA Section 311(b). A Trustee who has resigned or been removed shall be subject to TIA Section 311(a) to the extent indicated therein.

                                   ARTICLE 10
                     SATISFACTION AND DISCHARGE OF INDENTURE

                  SECTION 10.1.     SATISFACTION AND DISCHARGE OF INDENTURE

                  This Indenture shall cease to be of further effect (except as to any surviving rights of conversion, registration of transfer or exchange of Securities herein expressly provided for and except as further provided below), and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

                        (1)      either

                                       (A) all Securities theretofore
authenticated and delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in
Section 2.7 and (ii) Securities for whose payment money has theretofore been deposited in trust and thereafter repaid to the Company as provided in Section 10.3) have been delivered to the Trustee for cancellation; or

                                       (B) all such Securities not theretofore
delivered to the Trustee for cancellation have become due and payable and the Company has irrevocably deposited or caused to be irrevocably deposited cash with the Trustee or a Paying Agent (other than the Company or any of its Affiliates) as trust funds in trust for the purpose of and in an amount sufficient to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal and interest (including Additional Interest and contingent interest, if any) to the date of such deposit (in the case of Securities which have become due and payable);

                        (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

                        (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein relating to the satisfaction and discharge of this Indenture have been complied with.

                  Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 9.7 shall survive and, if money shall have been deposited with the Trustee pursuant to subclause (B) of clause (1) of this Section, the provisions of Sections 2.3, 2.4, 2.5, 2.6, 2.7, 2.12, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 12.5, Article 4, the
last paragraph of Section 6.2 and this Article 10, shall survive until the Securities have been paid in full.

                  SECTION 10.2.   APPLICATION OF TRUST MONEY

                  Subject to the provisions of Section 10.3, the Trustee or a Paying Agent shall hold in trust, for the benefit of the Holders, all money deposited with it pursuant to Section 10.1 and shall apply the deposited money in accordance with this Indenture and the Securities to the payment of the principal of and interest (including Additional Interest and contingent interest, if any) on the Securities. Money so held in trust shall not be subject to the subordination provisions of Article 5.

                  SECTION 10.3.   REPAYMENT TO COMPANY

                  The Trustee and each Paying Agent shall promptly pay to the Company upon request any excess money (i) deposited with them pursuant to
Section 10.1 and (ii) held by them at any time.

                  The Trustee and each Paying Agent shall pay to the Company upon request any money held by them for the payment of principal or interest that remains unclaimed for two years after a right to such money has matured; provided, however, that the Trustee or such Paying Agent, before being required to make any such payment, may at the expense of the Company cause to be mailed to each Holder entitled to such money notice that such money remains unclaimed and that after a date specified therein, which shall be at least 30 days from the date of such mailing, any unclaimed balance of such money then remaining will be repaid to the Company. After payment to the Company, Holders entitled to money must look to the Company for payment as general creditors unless an applicable abandoned property law designates another person.

                  SECTION 10.4.   REINSTATEMENT

                  If the Trustee or any Paying Agent is unable to apply any money in accordance with Section 10.2 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, then the

Company's obligations under this Indenture and the Securities shall be revived and reinstated as though no deposit had occurred pursuant to Section 10.1 until such time as the Trustee or such Paying Agent is permitted to apply all such money in accordance with Section 10.2; provided, however, that if the Company has made any payment of the principal of or interest on any Securities because of the reinstatement of its obligations, the Company shall be subrogated to the rights of the Holders of such Securities to receive any such payment from the money held by the Trustee or such Paying Agent.

                                   ARTICLE 11
                       AMENDMENTS, SUPPLEMENTS AND WAIVERS

                  SECTION 11.1.  WITHOUT CONSENT OF HOLDERS

                  The Company and the Trustee may amend or supplement this Indenture or the Securities without notice to or consent of any Securityholder:

                  (a) to comply with Sections 4.11 and 7.1;

                  (b) to cure any ambiguity, defect or inconsistency;

                  (c) to make any other change that does not adversely affect the rights of any Securityholder;

                  (d) to comply with the provisions of the TIA;

                  (e) to add to the covenants of the Company for the equal and ratable benefit of the Securityholders or to surrender any right, power or option conferred upon the Company; or

                  (f) to appoint a successor Trustee.

                  SECTION 11.2.   WITH CONSENT OF HOLDERS

                  The Company and the Trustee may amend or supplement this Indenture or the Securities with the written consent of the Holders of at least a majority in aggregate principal amount of the Securities then outstanding. The Holders of at least a majority in aggregate principal amount of the Securities then outstanding may waive compliance in a particular instance by the Company with any provision of this Indenture or the Securities without notice to any Securityholder. However, notwithstanding the foregoing but subject to Section 11.4, without the written consent of each Securityholder affected, an amendment, supplement or waiver, including a waiver pursuant to Section 8.4, may not:

                  (a) change the stated maturity of the principal of, or time or manner of payment of interest (including contingent interest, if any) on, any Security;

                  (b) reduce the principal amount of, or any premium or interest (including contingent interest, if any) on, any Security;

                  (c) reduce the amount of principal payable upon acceleration of the maturity of any Security;

                  (d) change the place or currency of payment of principal of, or any premium or interest (including contingent interest, if any) on, any Security;

                  (e) impair the right to institute suit for the enforcement of any payment on, or with respect to, any Security;

                  (f) modify the provisions with respect to the purchase right of Holders pursuant to Article 3 upon a Change in Control in a manner adverse to Holders;

                  (g) modify the subordination provisions of Article 5 in a manner adverse to the Holders of Securities;

                  (h) adversely affect the right of Holders to convert Securities other than as provided in or under Article 4 of this Indenture;

                  (i) reduce the percentage of the aggregate principal amount of the outstanding Securities whose Holders must consent to a modification or amendment;

                  (j) reduce the percentage of the aggregate principal amount of the outstanding Securities necessary for the waiver of compliance with certain provisions of this Indenture or the waiver of certain defaults under this Indenture; and

                  (k) modify any of the provisions of this Section or Section 8.4, except to increase any such percentage or to provide that certain provisions of this Indenture cannot be modified or waived without the consent of the Holder of each outstanding Security affected thereby.

                  It shall not be necessary for the consent of the Holders under this Section 11.2 to approve the particular form of any proposed amendment, supplement or waiver, but it shall be sufficient if such consent approves the substance thereof.

                  After an amendment, supplement or waiver under this Section
11.2 becomes effective, the Company shall mail to the Holders affected thereby a notice briefly describing the amendment, supplement or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amendment, supplement or waiver. An amendment or supplement under this Section 11.2 or under Section 11.1 may not make any change that adversely affects the rights under Article 5 of any holder of an issue of Senior Indebtedness unless the holders of that issue, pursuant to its terms, consent to the change.

                  SECTION 11.3.  COMPLIANCE WITH TRUST INDENTURE ACT

                  Every amendment to or supplement of this Indenture or the Securities shall comply with the TIA as in effect at the date of such amendment or supplement.

                  SECTION 11.4.  REVOCATION AND EFFECT OF CONSENTS

                  Until an amendment, supplement or waiver becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder of a Security or portion of a Security that evidences the same debt as the consenting Holder's Security, even if notation of the consent is not made on any Security. However, any such Holder or subsequent Holder may revoke the consent as to its Security or portion of a Security if the Trustee receives the notice of revocation before the date the amendment, supplement or waiver becomes effective.

                  SECTION 11.5.  NOTATION ON OR EXCHANGE OF SECURITIES

                  If an amendment, supplement or waiver changes the terms of a Security, the Trustee may require the Holder of the Security to deliver it to the Trustee. The Trustee may place an appropriate notation on the Security about the changed terms and return it to the Holder. Alternatively, if the Company or the Trustee so determines, the Company in exchange for the Security shall issue and the Trustee shall authenticate a new Security that reflects the changed terms.

                  SECTION 11.6.  TRUSTEE TO SIGN AMENDMENTS, ETC

                  The Trustee shall sign any amendment or supplemental indenture authorized pursuant to this Article 11 if the amendment or supplemental indenture does not adversely affect the rights, duties, liabilities or immunities of the Trustee. If it does, the Trustee may, in its sole discretion, but need not sign it. In signing or refusing to sign such amendment or supplemental indenture, the Trustee shall be entitled to receive and, subject to
Section 9.1, shall be fully protected in relying upon, an Opinion of Counsel stating that such amendment or supplemental indenture is authorized or permitted by this Indenture. The Company may not sign an amendment or supplement indenture until the Board of Directors approves it.

                  SECTION 11.7.  EFFECT OF SUPPLEMENTAL INDENTURES

                  Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

                                   ARTICLE 12
                                  MISCELLANEOUS

                  SECTION 12.1.  TRUST INDENTURE ACT CONTROLS

                  If any provision of this Indenture limits, qualifies or conflicts with the duties imposed by any of Sections 310 to 317, inclusive, of the TIA through operation of Section 318(c) thereof, such imposed duties shall control.

                  SECTION 12.2.  NOTICES

                  Any demand, authorization notice, request, consent or communication shall be given in writing and delivered in person or mailed by first-class mail, postage prepaid, addressed as follows or transmitted by facsimile transmission (confirmed by delivery in person or mail by first-class mail, postage prepaid, or by guaranteed overnight courier) to the following facsimile numbers:

                  If to the Company, to:

                  Integra LifeSciences Holdings Corporation
                  311 Enterprise Drive
                  Plainsboro, New Jersey  08536
                  Attention:  John B. Henneman III
                  Facsimile: (609) 275-1082

                  with a copy to:

                  Latham & Watkins LLP
                  885 Third Avenue
                  Suite 1000
                  New York, New York  10022
                  Attention:  Peter M. Labonski
                  Facsimile: (212) 751-4864

                  if to the Trustee, to:

                  Wells Fargo Bank Minnesota, National Association 213 Court Street, Suite 703
                  Middletown, CT 06457
                  Attention: Corporate Trust Services
                  Facsimile No.: (860) 704-6219

                  Such notices or communications shall be effective when received.

                  The Company or the Trustee by notice to the other may designate additional or different addresses for subsequent notices or communications.
                  Any notice or communication mailed to a Securityholder shall be mailed by first-class mail or delivered by an overnight delivery service to it at its address shown on the register kept by the Primary Registrar.

                  Failure to mail a notice or communication to a Securityholder or any defect in it shall not affect its sufficiency with respect to other Securityholders. If a notice or communication to a Securityholder is mailed in the manner provided above, it is duly given, whether or not the addressee receives it.

                  SECTION 12.3.  COMMUNICATIONS BY HOLDERS WITH OTHER HOLDERS

                  Securityholders may communicate pursuant to TIA Section 312(b) with other Securityholders with respect to their rights under this Indenture or the Securities. The Company, the Trustee, the Registrar and any other person shall have the protection of TIA Section 312(c).

                  SECTION 12.4.  CERTIFICATE AND OPINION AS TO CONDITIONS
PRECEDENT

                 (a) Upon any request or application by the Company to the Trustee to take any action under this Indenture, the Company shall furnish to the Trustee at the request of the Trustee:

                        (1) an Officers' Certificate stating that, in the opinion of the signers, all conditions precedent (including any covenants, compliance with which constitutes a condition precedent), if any, provided for in this Indenture relating to the proposed action have been complied with; and

                        (2) an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent (including any covenants, compliance with which constitutes a condition precedent) have been complied with.

                  (b) Each Officers' Certificate and Opinion of Counsel with respect to compliance with a condition or covenant provided for in this Indenture shall include:

                        (1) a statement that the person making such certificate or opinion has read such covenant or condition;

                        (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                        (3) a statement that, in the opinion of such person, he or she has made such examination or investigation as is necessary to enable him or her to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                        (4) a statement as to whether or not, in the opinion of such person, such condition or covenant has been complied with;

provided however, that with respect to matters of fact an Opinion of Counsel may rely on an Officers' Certificate or certificates of public officials.

                  SECTION 12.5.  RECORD DATE FOR VOTE OR CONSENT OF
SECURITYHOLDERS

                  The Company (or, in the event deposits have been made pursuant to Section 10.1, the Trustee) may set a record date for purposes of determining the identity of Holders entitled to vote or consent to any action by vote or consent authorized or permitted under this Indenture, which record date shall not be more than forty-five (45) days prior to the date of the commencement of solicitation of such action. Notwithstanding the provisions of Section 11.4, if a record date is fixed, those persons who were Holders of Securities at the close of business on such record date (or their duly designated proxies), and only those persons, shall be entitled to take such action by vote or consent or to revoke any vote or consent previously given, whether or not such persons continue to be Holders after such record date.

                  SECTION 12.6. RULES BY TRUSTEE, PAYING AGENT, REGISTRAR AND CONVERSION AGENT

                  The Trustee may make reasonable rules (not inconsistent with the terms of this Indenture) for action by or at a meeting of Holders. Any Registrar, Paying Agent or Conversion Agent may make reasonable rules for its functions.

                  SECTION 12.7.   LEGAL HOLIDAYS

                  A "Legal Holiday" is a Saturday, Sunday or a day on which state or federally chartered banking institutions in New York, New York and the state in which the Corporate Trust Office is located are not required to be open. If a payment date is a Legal Holiday, payment shall be made on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period. If a regular record date is a Legal Holiday, the record date shall not be affected.

                  SECTION 12.8.   GOVERNING LAW

                  This Indenture and the Securities shall be governed by, and construed in accordance with, the laws of the State of New York.

                  SECTION 12.9.   NO ADVERSE INTERPRETATION OF OTHER AGREEMENTS

                  This Indenture may not be used to interpret another indenture, loan or debt agreement of the Company or a Subsidiary of the Company. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

                  SECTION 12.10.  NO RECOURSE AGAINST OTHERS

                  All liability described in paragraph 16 of the Securities of any director, officer, employee or shareholder, as such, of the Company is waived and released.

                  SECTION 12.11.  SUCCESSORS

                  All agreements of the Company in this Indenture and the Securities shall bind its successor. All agreements of the Trustee in this Indenture shall bind its successor.

                  SECTION 12.12.  MULTIPLE COUNTERPARTS

                  The parties may sign multiple counterparts of this Indenture. Each signed counterpart shall be deemed an original, but all of them together represent the same agreement.

                  SECTION 12.13.  SEPARABILITY

                  In case any provisions in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

                  SECTION 12.14.  TABLE OF CONTENTS, HEADINGS, ETC

                  The table of contents, cross-reference sheet and headings of the Articles and Sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof, and shall in no way modify or restrict any of the terms or provisions hereof.

                  [Remainder of page intentionally left blank]

                  IN WITNESS WHEREOF, the parties hereto have hereunto set their hands as of the date and year first above written.

                                  INTEGRA LIFESCIENCES HOLDINGS CORPORATION


                                  By:
                                     Name:  John B. Henneman, III
                                     Title: Executive Vice President, Chief
                                            Administrative Officer and Secretary



                                 Wells Fargo Bank MINNESOTA, National
                                 Association, as Trustee


                                 By:
                                 Name:
                                 Title:






















                          [Signature page to Indenture]

                                    EXHIBIT A
                           [FORM OF FACE OF SECURITY]

                  [UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY TO INTEGRA LIFESCIENCES HOLDINGS CORPORATION OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN. THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITARY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND, UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.]1

                  [THIS SECURITY (OR ITS PREDECESSOR) WAS ORIGINALLY ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933 (THE "SECURITIES ACT"), AND THIS SECURITY AND THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION THEREOF MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM. EACH PURCHASER OF THIS SECURITY IS HEREBY NOTIFIED THAT THE SELLER OF THIS SECURITY MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A THEREUNDER.]2

                  FOR PURPOSES OF SECTIONS 1272, 1273 AND 1275 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED, THIS SECURITY IS BEING ISSUED WITH ORIGINAL ISSUE DISCOUNT AND THE ISSUE DATE OF THIS SECURITY IS MARCH 31, 2003. IN ADDITION, THIS SECURITY IS SUBJECT TO UNITED STATES FEDERAL INCOME TAX REGULATIONS GOVERNING CONTINGENT PAYMENT DEBT INSTRUMENTS. UNDER SUCH REGULATIONS, THE COMPARABLE YIELD OF THIS SECURITY IS 9.702% (WHICH WILL BE

1 These paragraphs should be included only if the Secretary is a Global
  Security.
2 These paragraphs to be included only if the Secretary is a Restricted
  Security.

TREATED AS THE YIELD FOR UNITED STATES FEDERAL INCOME TAX PURPOSES), COMPOUNDED SEMIANNUALLY.

                  THE COMPANY AGREES, AND BY ACCEPTING A BENEFICIAL OWNERSHIP INTEREST IN THIS SECURITY EACH HOLDER OF THIS SECURITY WILL BE DEEMED TO HAVE AGREED, FOR UNITED STATES FEDERAL INCOME TAX PURPOSES, TO TREAT THIS SECURITY AS A "CONTINGENT PAYMENT DEBT INSTRUMENT" AND TO BE BOUND BY THE COMPANY'S APPLICATION OF THE TREASURY REGULATIONS THAT GOVERN CONTINGENT PAYMENT DEBT INSTRUMENTS, INCLUDING THE COMPANY'S DETERMINATION (1) OF THE PROJECTED PAYMENT SCHEDULE AND (2) THAT THE RATE AT WHICH INTEREST WILL BE DEEMED TO ACCRUE FOR UNITED STATES FEDERAL INCOME TAX PURPOSES WILL BE 9.702% COMPOUNDED SEMI-ANNUALLY. THE COMPANY AGREES TO PROVIDE PROMPTLY TO THE HOLDER OF THIS SECURITY, UPON WRITTEN REQUEST, THE AMOUNT OF ORIGINAL ISSUE DISCOUNT, ISSUE PRICE, YIELD TO MATURITY, AND PROJECTED PAYMENT SCHEDULE. ANY SUCH WRITTEN REQUEST SHOULD BE SENT TO THE COMPANY AT THE FOLLOWING ADDRESS: INTEGRA LIFESCIENCES HOLDING CORPORATION, 311 ENTERPRISE DRIVE, PLAINSBORO, NEW JERSEY 08536, ATTENTION: INVESTOR/PUBLIC RELATIONS.

                  THE HOLDER OF THIS SECURITY AGREES FOR THE BENEFIT OF THE COMPANY THAT (A) THIS SECURITY AND THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION THEREOF MAY BE OFFERED, RESOLD, PLEDGED OR OTHERWISE TRANSFERRED, ONLY (I) IN THE UNITED STATES TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER (AS DEFINED IN RULE 144A UNDER THE SECURITIES
ACT) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (II) OUTSIDE THE UNITED STATES IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 904 UNDER THE SECURITIES ACT, (III) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 THEREUNDER (IF AVAILABLE) OR (IV) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH OF CASES (I) THROUGH (IV) IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES, AND (B) THE HOLDER WILL, AND EACH SUBSEQUENT HOLDER IS REQUIRED TO, NOTIFY ANY PURCHASER OF THIS SECURITY FROM IT OF THE RESALE RESTRICTIONS REFERRED TO IN (A) ABOVE.]2

                  [THE HOLDER OF THIS SECURITY IS ENTITLED TO THE BENEFITS OF A REGISTRATION RIGHTS AGREEMENT (AS SUCH TERM IS DEFINED IN THE INDENTURE REFERRED TO ON THE REVERSE HEREOF) AND, BY ITS ACCEPTANCE HEREOF, AGREES TO BE BOUND BY AND TO COMPLY WITH THE PROVISIONS OF SUCH REGISTRATION RIGHTS AGREEMENT.]2

2 These paragraphs to be included only if the Secretary is a Restricted
  Security.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CUSIP:  457985AA7                                                   R-______

           2 1/2 % CONTINGENT CONVERTIBLE SUBORDINATED NOTES DUE 2008

                  Integra LifeSciences Holdings Corporation, a Delaware corporation (the "Company", which term shall include any successor corporation under the Indenture referred to on the reverse hereof), promises to pay to___________ _________________, or registered assigns, the principal sum of _____________________________ Dollars ($__________) on March 15, 2008 [or such greater or lesser amount as is indicated on the Schedule of Exchanges of Notes on the other side of this Note].3

Interest Payment Dates:      March 15 and September 15

Record Dates:                March 1 and September 1

                  This Note is convertible as specified on the other side of this Note. Additional provisions of this Note are set forth on the other side of this Note.





3 This phrase should be included only if the Security is a global Security.

                  IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed.

                                      INTEGRA LIFESCIENCES HOLDINGS CORPORATION


                                      By:
                                         Name:
                                         Title:



Attest:

...................
Name:
Title:

Dated:   March 31, 2003



Trustee's Certificate of Authentication: This is one of the Securities referred to in the within-mentioned Indenture.

Wells Fargo Bank MINNESOTA,
National Association, as Trustee

By:

...................
Authorized Signatory

                       [FORM OF REVERSE SIDE OF SECURITY]

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
            2 1/2% CONTINGENT CONVERTIBLE SUBORDINATED NOTES DUE 2008

1.       INTEREST

                  Integra LifeSciences Holdings Corporation, a Delaware corporation (the "Company," which term shall include any successor corporation under the Indenture hereinafter referred to), promises to pay interest on the principal amount of this Note at the rate of 2 1/2% per annum. The Company shall pay interest semiannually on March 15 and September 15 of each year, commencing September 15, 2003. Interest on the Notes shall accrue from the most recent date to which interest has been paid or, if no interest has been paid, from March 31, 2003; provided, however, that if there is not an existing default in the payment of interest and if this Note is authenticated between a record date referred to on the face hereof and the next succeeding interest payment date, interest shall accrue from such interest payment date. Interest will be computed on the basis of a 360-day year of twelve 30-day months. Any reference herein to interest accrued or payable as of any date shall include any Additional Interest accrued or payable on such date as provided in the Registration Rights Agreement.

                  The Company shall pay contingent interest to the Holders on March 15, 2008, if the Closing Price of the Common Stock on February 15, 2008 (the "Measurement Date") is equal to or greater than 110% of the Conversion Price in effect on the Measurement Date. The amount of contingent interest payable per $1,000 principal amount of Notes will equal the sum for each of the twelve-month periods ended March 15, 2006, March 15, 2007 and March 15, 2008 of the greater of (x) 0.50% per annum of $1,000 principal amount of Notes and (y) the aggregate amount of regular cash dividends that would have been paid on the number of shares of Common Stock into which a $1,000 principal amount of Notes were convertible on the Measurement Date (assuming such Notes were then convertible) if such shares were issued and outstanding throughout such twelve-month period. The Company will pay contingent interest, if any, in the same manner as it will pay interest as described below. The contingent interest will be determined by the Company, which shall be evidenced by an Officers' Certificate delivered to the Trustee.

                  Upon determination that Holders will be entitled to receive contingent interest, the Company shall issue a press release and publish such information on its web site.

2. METHOD OF PAYMENT

                  The Company shall pay interest on this Note (except defaulted interest) to the person who is the Holder of this Note at the close of business on March 1 and September 1, as the case may be, next preceding the related interest payment date. The Holder must surrender this Note to a Paying Agent to collect payment of principal. The Company will pay principal and interest (including contingent interest, if any) in money of the United States that at the time of payment is legal tender for payment of public and private debts. The Company may, however, pay principal and interest in respect of any Certificated Security by check or wire payable in such money; provided, however, that a

Holder with an aggregate principal amount in excess of $1,000,000 will be paid by wire transfer in immediately available funds at the election of such Holder if such Holder has provided wire transfer instructions to the Company. The Company may mail an interest check to the Holder's registered address. Notwithstanding the foregoing, so long as this Note is registered in the name of a Depositary or its nominee, all payments hereon shall be made by wire transfer of immediately available funds to the account of the Depositary or its nominee.

3. PAYING AGENT, REGISTRAR AND CONVERSION AGENT

                  Initially, Wells Fargo Bank Minnesota, National Association (the "Trustee", which term shall include any successor trustee under the Indenture hereinafter referred to) will act as Paying Agent, Registrar and Conversion Agent. The Company may change any Paying Agent, Registrar or Conversion Agent without notice to the Holder. The Company or any of its Subsidiaries may, subject to certain limitations set forth in the Indenture, act as Paying Agent or Registrar.

4. INDENTURE, LIMITATIONS

                  This Note is one of a duly authorized issue of Securities of the Company designated as its 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the "Notes"), issued under an Indenture dated as of March 31, 2003 (together with any supplemental indentures thereto, the "Indenture"), between the Company and the Trustee. The terms of this Note include those stated in the Indenture and those required by or made part of the Indenture by reference to the Trust Indenture Act of 1939, as amended, as in effect on the date of the Indenture. This Note is subject to all such terms, and the Holder of this Note is referred to the Indenture and said Act for a statement of them.

                  The Notes are subordinated unsecured obligations of the Company limited to $120,000,000 aggregate principal amount. The Indenture does not limit other debt of the Company, secured or unsecured, including Senior Indebtedness.

5.       REDEMPTION

                  The Company may not redeem the Notes at any time prior to March 15, 2008.

                  No sinking fund is provided for the Notes.

6. PURCHASE OF NOTES AT OPTION OF HOLDER UPON A CHANGE IN CONTROL

                  At the option of the Holder and subject to the terms and conditions of the Indenture, the Company shall become obligated to purchase all or any part specified by the Holder (so long as the principal amount of such part is $1,000 or an integral multiple of $1,000 in excess thereof) of the Notes held by such Holder on the date that is 30 Business Days after the occurrence of a Change in Control, in cash, at a purchase price equal to 100% of the principal amount thereof together with accrued interest (including contingent interest, if any) up to, but excluding, the Change in Control Purchase Date. The Holder shall have the right to withdraw any Change in Control Purchase Notice (in whole or in a portion thereof that is $1,000 or an integral multiple of $1,000 in excess thereof) at any time prior to the close of business on the second Business Day next preceding the Change in Control Purchase Date by delivering a written notice of withdrawal to the Paying Agent in accordance with the terms of the Indenture.

7.       CONVERSION

                  Subject to the provisions of the Indenture, a Holder may convert the principal amount of this Note (or any portion of this Note equal to $1,000 or any integral multiple of $1,000 in excess thereof) into Common Stock at any time prior to the close of business on the Final Maturity Date, at the Conversion Price then in effect, if:

                  (a) the Closing Price of the Common Stock on the Trading Day immediately preceding the Conversion Date was 110% or more of the Conversion Price on the Notes on such Trading Day;

                  (b) the Company distributes to Holders of Common Stock certain rights entitling them to purchase Common Stock at less than the Closing Price of the Common Stock for the last Trading Day preceding the declaration for such distribution;

                  (c) the Company distributes to Holders of Common Stock assets, debt, securities or certain rights to purchase the Company's securities, which distribution has a per share value as determined by the Board of Directors exceeding 10% of the Closing Price of the Common Stock for the last Trading Day preceding the declaration for such distribution; or

                  (d) the Company becomes a party to a consolidation, merger or sale of all or substantially all of the Company's assets or a change in control occurs pursuant to which the Common Stock would be converted into cash, stock or other property unless all of the consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights, in a merger or consolidation otherwise constituting a Change in Control consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded on a national securities exchange or quoted on the Nasdaq National Market, or will be so traded immediately following such merger or consolidation, and as a result of such merger or consolidation the Securities become convertible solely into such common stock, depositary receipts or other securities representing common equity interests.

                  In the case of Sections 7(b) and 7(c) above, the Company must notify Holders at least 20 days prior to the ex-dividend date for such distribution, provided, however, that the Company shall not be required to notify any Holder that otherwise participates in such distribution without conversion. Once the Company has given such notice, Holders may surrender their Securities for conversion at any time until the earlier of the close of business on the Business Day prior to the ex-dividend date or to the Company's announcement that such distribution will not take place.

                  A Holder may also convert the principal amount of this Note (or any portion thereof equal to $1,000 or any integral multiple of $1,000 in excess thereof) into Common Stock, if:

                  (a) at any time prior to March 15, 2006 after any five (5) consecutive Trading Day period in which the average Trading Prices for the Notes for that five (5) Trading Day period was less than 103% of the average Conversion Value for the Notes during that period; and

                  (b) at any time on or after March 15, 2006 and prior to the Final Maturity Date after any five (5) consecutive Trading Day period in which the average Trading Prices for the Notes for that five (5) Trading Day period was less than 97% of the average Conversion Value for the Notes during that period, however, a Holder may not convert a Security on or after March 15, 2006 pursuant to this clause if, at the time of the calculation, the Closing Price of shares of Common Stock is between the then current Conversion Price on the Securities and 110% of the then current Conversion Price of the Notes.

                  If a Note is subject to purchase upon a Change in Control, the conversion right will terminate at the close of business on the Business Day immediately preceding the Change in Control Purchase Date for such Note or such earlier date as the Holder presents such Note for purchase (unless the Company shall default in making the Change in Control Purchase Price, as the case may be, when due, in which case the conversion right shall terminate at the close of business on the date such default is cured and such Note is purchased).

                  The initial Conversion Price is $34.1475 per share, subject to adjustment under certain circumstances as provided in the Indenture. The number of shares of Common Stock issuable upon conversion of a Note is determined by dividing the principal amount of the Note or portion thereof converted by the Conversion Price in effect on the Conversion Date. No fractional shares will be issued upon conversion; in lieu thereof, an amount will be paid in cash based upon the Closing Price of the Common Stock on the Trading Day immediately prior to the Conversion Date.

                  To convert a Note, a Holder must (a) complete and manually sign the conversion notice set forth below and deliver such notice to a Conversion Agent, (b) surrender the Note to a Conversion Agent, (c) furnish appropriate endorsements and transfer documents if required by a Registrar or a Conversion Agent, and (d) pay any transfer or similar tax, if required under the Indenture.Notes so surrendered for conversion (in whole or in part) during the period from the close of business on any regular record date to the opening of business on the next succeeding interest payment date (excluding Notes or portions thereof subject to purchase upon a Change in Control on a Change in Control Purchase Date, as the case may be, during the period beginning at the close of business on a regular record date and ending at the opening of business on the first Business Day after the next succeeding interest payment date, or if such interest payment date is not a Business Day, the second such Business Day) shall also be accompanied by payment in funds acceptable to the Company of an amount equal to the interest payable on such interest payment date on the principal amount of such Note then being converted, and such interest shall be payable to such registered Holder notwithstanding the conversion of such Note, subject to the provisions of this Indenture relating to the payment of defaulted interest by the Company. However, if a Holder submits Notes for conversion between the record date for the final interest payment and the opening of business on the Final Maturity Date, such Holder will not be required to pay funds equal to the interest (including contingent interest, if any) payable on the Final Maturity Date. If the Company defaults in the payment of interest (including contingent interest, if any) payable on such interest payment date, the Company shall promptly repay such funds to such Holder. A Holder may convert a portion of a Note equal to $1,000 or any integral multiple thereof.

                  A Note in respect of which a Holder had delivered a Change in Control Purchase Notice exercising the option of such Holder to require the Company to purchase such Note may be converted only if the Change in Control Purchase Notice is withdrawn in accordance with the terms of the Indenture.

8.       SUBORDINATION

                  The indebtedness evidenced by the Notes is, to the extent and in the manner provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness of the Company. Any Holder by accepting this Note agrees to and shall be bound by such subordination provisions and authorizes the Trustee to give them effect. In addition to all other rights of Senior Indebtedness described in the Indenture, the Senior Indebtedness shall continue to be Senior Indebtedness and entitled to the benefits of the subordination provisions irrespective of any amendment, modification or waiver of any terms of any instrument relating to the Senior Indebtedness or any extension or renewal of the Senior Indebtedness.

9. DENOMINATIONS, TRANSFER, EXCHANGE

                  The Notes are in registered form, without coupons, in denominations of $1,000 and integral multiples of $1,000. A Holder may register the transfer of or exchange Notes in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes or other governmental charges that may be imposed in relation thereto by law or permitted by the Indenture.

10. PERSONS DEEMED OWNERS

                  The Holder of a Note may be treated as the owner of it for all purposes.

11. UNCLAIMED MONEY

                  If money for the payment of principal or interest remains unclaimed for two years, the Trustee or Paying Agent will pay the money back to the Company at its written request, subject to applicable unclaimed property law. After that, Holders entitled to money must look to the Company for payment as general creditors unless an applicable abandoned property law designates another person.

12. AMENDMENT, SUPPLEMENT AND WAIVER

                  Subject to certain exceptions, the Indenture or the Notes may be amended or supplemented with the consent of the Holders of at least a majority in aggregate principal amount of the Notes then outstanding, and an existing default or Event of Default and its consequence or compliance with any provision of the Indenture or the Notes may be waived in a particular instance with the consent of the Holders of a majority in aggregate principal amount of the Notes then outstanding. Without the consent of or notice to any Holder, the Company and the Trustee may amend or supplement the Indenture or the Notes to, among other things, cure any ambiguity, defect or inconsistency or make any other change that does not adversely affect the rights of any Holder.

13. SUCCESSOR ENTITY

                  When a successor corporation assumes all the obligations of its predecessor under the Notes and the Indenture in accordance with the terms and conditions of the Indenture, the predecessor corporation (except in certain circumstances specified in the Indenture) shall be released from those obligations.

14. DEFAULTS AND REMEDIES

                  Under the Indenture, an Event of Default includes: (i) default for 30 days in payment of any interest (including contingent interest, if any) or Additional Interest on any Notes; (ii) default in payment of any principal (including, without limitation, any premium, if any) on the Notes when due (whether at maturity, on a Change in Control Purchase Date or otherwise); (iii) failure by the Company for 60 days after notice to it to comply with any of its other agreements contained in the Indenture or the Notes; (iv) default in the payment of certain indebtedness of the Company or a Subsidiary; (v) failure by the Company to give the Holders notice of their right to require the Company to purchase Notes upon a Change in Control, (vi) failure by the Company to issue Common Stock upon conversion of the Notes and (vii) certain events of bankruptcy, insolvency or reorganization of the Company or any Subsidiary. If an Event of Default (other than as a result of certain events of bankruptcy, insolvency or reorganization of the Company or any Subsidiary) occurs and is continuing, the Trustee or the Holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare all unpaid principal to the date of acceleration on the Notes then outstanding to be due and payable immediately, all as and to the extent provided in the Indenture. If an Event of Default occurs as a result of certain events of bankruptcy, insolvency or reorganization of the Company, unpaid principal of the Notes then outstanding shall become due and payable immediately without any declaration or other act on the part of the Trustee or any Holder, all as and to the extent provided in the Indenture. Holders may not enforce the Indenture or the Notes except as provided in the Indenture. The Trustee may require indemnity satisfactory to it before it enforces the Indenture or the Notes. Subject to certain limitations, Holders of a majority in aggregate principal amount of the Notes then outstanding may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders notice of any continuing default (except a default in payment of principal or interest) if it determines that withholding notice is in their interests. The Company is required to file periodic reports with the Trustee as to the absence of default.

15. TRUSTEE DEALINGS WITH THE COMPANY

                  Wells Fargo Bank Minnesota, National Association, the Trustee under the Indenture, in its individual or any other capacity, may make loans to, accept deposits from and perform services for the Company or an Affiliate of the Company, and may otherwise deal with the Company or an Affiliate of the Company, as if it were not the Trustee.

16. NO RECOURSE AGAINST OTHERS

                  A director, officer, employee or shareholder, as such, of the Company shall not have any liability for any obligations of the Company under the Notes or the Indenture nor for any claim based on, in respect of or by reason of such obligations or their creation. The Holder of this Note by accepting this Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of this Note.

17.      AUTHENTICATION

                  This Note shall not be valid until the Trustee or an authenticating agent manually signs the certificate of authentication on the other side of this Note.

18. ABBREVIATIONS AND DEFINITIONS

                  Customary abbreviations may be used in the name of the Holder or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian) and UGMA (= Uniform Gifts to Minors Act).

                  All terms defined in the Indenture and used in this Note but not specifically defined herein are defined in the Indenture and are used herein as so defined.

19. INDENTURE TO CONTROL; GOVERNING LAW

                  In the case of any conflict between the provisions of this Note and the Indenture, the provisions of the Indenture shall control. This Note shall be governed by, and construed in accordance with, the laws of the State of New York.

                  The Company will furnish to any Holder, upon written request and without charge, a copy of the Indenture. Requests may be made to: Integra LifeSciences Holdings Corporation, 311 Enterprise Drive, Plainsboro, New Jersey 08536, (609) 936-2239, Attention: Investor Relations.

                                 ASSIGNMENT FORM

       To assign this Note, fill in the form below:

       I or we assign and transfer this Note to

        _________________________________________________
       (Insert assignee's soc. sec. or tax I.D. no.)

        _________________________________________________

        _________________________________________________

        _________________________________________________

        _________________________________________________
       (Print or type assignee's name, address and zip code)

and irrevocably appoint

       ____________________________________________________

agent to transfer this Note on the books of the Company.
The agent may substitute another to act for him or her.

                                            Your Signature:

Date:  ________________________________    ______________________________
                                           (Sign exactly as your name appears
                                            on the other side of this Note)

*Signature guaranteed by:

By:  __________________________________



         * The signature must be guaranteed by an institution which is a member of one of the following recognized signature guaranty programs: (i) the Securities Transfer Agent Medallion Program (STAMP); (ii) the New York Stock Exchange Medallion Program (MSP); (iii) the Stock Exchange Medallion Program (SEMP); or (iv) such other guaranty program acceptable to the Trustee.

                                CONVERSION NOTICE

                  To convert this Note into Common Stock of the Company, check the box:

                  To convert only part of this Note, state the principal amount to be converted (must be $1,000 or a integral multiple of $1,000): $__________.

                  If you want the stock certificate made out in another person's name, fill in the form below:

------------------------------------------------------------------------------
                 (Insert assignee's soc. sec. or tax I.D. no.)

------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------
                 (Print or type assignee's name, address and zip code)



                  ..................                 Your Signature:

Date:  ________________________________              ___________________________
                                                     (Sign exactly as your name
                                                      appears on the other side
                                                      of this Note)

*Signature guaranteed by:

By:  __________________________________



         * The signature must be guaranteed by an institution which is a member of one of the following recognized signature guaranty programs: (i) the Securities Transfer Agent Medallion Program (STAMP); (ii) the New York Stock Exchange Medallion Program (MSP); (iii) the Stock Exchange Medallion Program (SEMP); or (iv) such other guaranty program acceptable to the Trustee.

                           OPTION TO ELECT REPURCHASE
                            UPON A CHANGE IN CONTROL

To:      Integra LifeSciences Holdings Corporation

                  The undersigned registered owner of this Security hereby irrevocably acknowledges receipt of a notice from Integra LifeSciences Holdings Corporation (the "Company") as to the occurrence of a Change in Control with respect to the Company and requests and instructs the Company to purchase the entire principal amount of this Security, or the portion thereof (which is $1,000 or an integral multiple thereof) below designated, in accordance with the terms of the Indenture referred to in this Security at the Change in Control Purchase Price, together with accrued interest to, but excluding, such date, to the registered Holder hereof.

Dated: ____________                        ------------------------------------

                                           ------------------------------------
                                           Signature(s)

                                           Signature(s) must be guaranteed by a
                                           qualified guarantor institution with
                                           membership in an approved signature
                                           guarantee program pursuant to Rule
                                           17Ad-15 under the Securities Exchange
                                           Act of 1934.


                                           ------------------------------------
                                           Signature Guaranty

Principal amount to be purchased
(in an integral multiple of $1,000, if less than all):

________________________________

NOTICE: The signature to the foregoing Election must correspond to the Name as written upon the face of this Security in every particular, without alteration or any change whatsoever.

                        SCHEDULE OF EXCHANGES OF NOTES4

                  The following exchanges, repurchases or conversions of a part of this global Note have been made:

  Principal Amount
of this Global Note    Authorized                               Amount of
  Following Such      Signatory of   Amount of Decrease in      Increase in
   Decrease Date       Securities      Principal Amount      Principal Amount
    of Exchange         Custodian     of this Global Note   of this Global Note
   (or Increase)
____________________  _____________   ____________________  ___________________




4 This schedule should be included only if the Security is a Global Security.

            CERTIFICATE TO BE DELIVERED UPON EXCHANGE OR REGISTRATION
                 OF TRANSFER OF TRANSFER RESTRICTED SECURITIES5

Re: 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the "Notes") of Integra LifeSciences Holdings Corporation

         This certificate relates to $_______ principal amount of Notes owned in (check applicable box)

          __book-entry or     __definitive form by __________(the "Transferor").

          The Transferor has requested a Registrar or the Trustee to exchange or register the transfer of such Notes.

          In connection with such request and in respect of each such Note, the Transferor does hereby certify that the Transferor is familiar with transfer restrictions relating to the Notes as provided in Section 2.12 of the Indenture dated as of March 26, 2003 between Integra LifeSciences Holdings Corporation and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"), and the transfer of such Note is being made pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") (check applicable box) or the transfer or exchange, as the case may be, of such Note does not require registration under the Securities Act because (check applicable box):

       __Such Note is being transferred pursuant to an effective registration statement under the Securities Act.

       __Such Note is being acquired for the Transferor's own account, without transfer.

       __Such Note is being transferred to the Company or a Subsidiary (as defined in the Indenture) of the Company.

       __Such Note is being transferred to a person the Transferor reasonably believes is a "qualified institutional buyer" (as defined in Rule 144A or any successor provision thereto ("Rule 144A") under the Securities Act) that is purchasing for its own account or for the account of a "qualified institutional buyer", in each case to whom notice has been given that the transfer is being made in reliance on such Rule 144A, and in each case in reliance on Rule 144A.

       __Such Note is being transferred pursuant to and in compliance with an exemption from the registration requirements under the Securities Act in accordance with Rule 144 (or any successor thereto) ("Rule 144") under the Securities Act.

         Such Note is being transferred pursuant to and in compliance with an exemption from the registration requirements of the Securities Act (other than an exemption referred to above) and as a result of which such Note will, upon such transfer, cease to be a "restricted security" within the meaning of Rule 144 under the Securities Act.

5 This certificate should only be inluded if this Security is a Restricted
  Security.

          The Transferor acknowledges and agrees that, if the transferee will hold any such Notes in the form of beneficial interests in a global Note which is a "restricted security" within the meaning of Rule 144 under the Securities Act, then such transfer can only be made pursuant to Rule 144A under the Securities Act and such transferee must be a "qualified institutional buyer" (as defined in Rule 144A).

Date:  _______________________       ____________________________
                                     (Insert Name of Transferor)

Exhibit 10.1

                               RETENTION AGREEMENT

         This retention agreement (this "Agreement") is made as of the 20th day of February, 2003 by and between Integra LifeSciences Holdings Corporation, a Delaware Corporation, and Robert Paltridge ("Executive").

                                   Background

         WHEREAS, this Agreement is intended to specify the financial arrangements that the Company will provide to Executive upon Executive's separation from employment with the Company in connection with or after a Change in Control, as defined.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intended to be legally bound hereby, the parties hereto agree as follows:

                                      Terms

         1. Definitions. The following words and phrases shall have the meanings set forth below for the purposes of this Agreement (unless the context clearly indicates otherwise):


                (a) "Base Salary" shall mean a minimum total salary and commissions per year of $228,000 ("Base Salary"), payable in periodic installments in accordance with Company's regular payroll practices in effect from time to time. Executive's Base Salary shall be subject to annual reviews, but may not be decreased without Executive's express written consent (unless the decrease is pursuant to a general compensation reduction applicable to all, or substantially all, executive officers of Company) and may increase pursuant to such reviews, in which case the increased Base Salary shall become the "Base Salary."

                (b) "Board" shall mean the Board of Direcetors of Company, or any successor thereto.

                (c) "Cause," as determined by the Board in good faith, shall mean Executive has --

                        (1)      failed to perform his stated duties in all
                             material respects, which failure continues for 15 days after his receipt of written notice of the failure;

                        (2)      intentionally and materially breached any
                             provision of this Agreement and not cured such breach (if curable) within 15 days of his receipt of written notice of the breach;

                        (3)      demonstrated his personal dishonesty in
                             connection with his employment by Company;

                        (4)      engaged in willful misconduct in connection
                             with his employment with the Company;

                        (5)      engaged in a breach of fiduciary duty in
                             connection with his employment with the Company; or

                        (6)      willfully violated any material law, rule or
                             regulation, or final cease-and-desist order (other than traffic violations or similar offenses) or engaged in other serious misconduct of such a nature that his continued employment may reasonably be expected to cause the Company substantial economic or reputational injury.

                (d) A "Change in Control" of Company shall be deemed to have occurred:

                        (1)      if the "beneficial ownership" (as defined in
                             Rule 13d-3 under the Securities Exchange Act of
                             1934) of securities representing more than fifty percent (50%) of the combined voting power of Company Voting Securities (as herein defined) is acquired by any individual, entity or group
                             (a "Person"), other than Company, any trustee or other fiduciary holding securities under any employee benefit plan of Company or an affiliate thereof, or any corporation owned, directly or indirectly, by the stockholders of Company in substantially the same proportions as their ownership of stock of Company (for purposes of this Agreement, "Company Voting Securities" shall mean the then outstanding voting securities of Company entitled to vote generally in the election of directors); provided, however, that any acquisition from Company or any acquisition pursuant to a transaction which complies with clauses (i), (ii) and (iii) of paragraph (3) of this definition shall not be a Change in Control under this paragraph
                             (1); or

                        (2)      if individuals who, as of the date hereof,
                             constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                        (3)      upon consummation by Company of a
                             reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of Company or the acquisition of assets or stock of any entity (a "Business Combination"), in each case, unless immediately following such Business Combination: (i) Company Voting Securities outstanding immediately prior to such Business Combination (or if such Company Voting Securities were converted pursuant to such Business Combination, the shares into which such Company Voting Securities were converted) (x) represent, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination (the "Surviving Corporation"), or, if applicable, a corporation which as a result of such transaction owns Company or all or substantially all of Company's assets either directly or through one or more subsidiaries (the "Parent Corporation") and (y) are held in substantially the same proportions after such Business Combination as they were immediately prior to such Business Combination; (ii) no Person (excluding any employee benefit plan (or related trust) of Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) except to the extent that such ownership of Company existed prior to the Business Combination; and (iii) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; or

                        (4)      upon approval by the stockholders of Company of
                             a complete liquidation or dissolution of Company.

                (e) "Code" shall mean the Internal Revenue Code of 1986, as amended.

                (f) "Company" shall mean Integra LifeSciences Holdings Corporation and any corporation, partnership or other entity owned directly or indirectly, in whole or in part, by Integra LifeSciences Holdings Corporation.

                (g) "Disability" shall mean Executive's inability to perform his duties hereunder by reason of any medically determinable physical or mental impairment which is expected to result in death or which has lasted or is expected to last for a continuous period of not fewer than six months.

                (h)      "Good Reason" shall mean:

                        (1) a material breach of this Agreement by Company which is not cured by Company within 15 days of its receipt of written notice of the breach;

                        (2) Company fails to obtain the assumption of this Agreement by any successor to Company; or

                        (3) during the one-year period following a Change in Control, the Company, without Executive's express written consent: (i) reduces Executive's base salary or the aggregate fringe benefits provided to Executive (except to the extent the decrease is pursuant to a general compensation or benefits reduction applicable to all, or substantially all, executive officers of Company); (ii) substantially diminishes the nature or status of Executive's responsibilities; or (iii) requires Executive to be based more than 25 miles from Executive's office location immediately prior to the Change in Control (except for required travel on Company business to an extent substantially consistent with Executive's business travel obligations immediately prior to the Change in Control).

                (i) "Retirement" shall mean the termination of Executive's employment with Company in accordance with the retirement policies including early retirement policies, generally applicable to Company's salaried employees.

                (j) "Termination Date" shall mean the date specified in the Termination Notice.

                (k)      "Termination Notice" shall mean a dated notice which:
                         (i) indicates the specific termination provision in this Agreement relied upon (if any); (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of Executive's employment under such provision; (iii) specifies a Termination Date; and (iv) is given in the manner specified in Section 9(h).

         2. Term of Agreement. The term of this Agreement shall commence on the date hereof as first written above and shall continue through January 1, 2004; provided that commencing on January 1, 2004 and each January 1st thereafter, the term of this Agreement shall automatically be extended for one additional year unless not later than December 31 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; and provided, further, that notwithstanding any such notice by the Company not to extend, this Agreement shall continue in effect for a period of 12 months beyond the date on which a Change in Control occurs if a Change in Control shall have occurred during such term.

         3.       Termination of Employment

                  (a) Prior to a Change in Control. Executive's rights upon termination of employment prior to a Change in Control shall be governed by the

Company's standard employment termination policy applicable to Executive in effect at the time of termination or, if applicable, any written employment agreement between the Company and Executive other than this Agreement in effect at the time of termination.

                  (b)      After a Change in Control.

                           (i)      From and after the date of a Change in
Control during the term of this Agreement, the Company shall not terminate Executive from employment with the Company except as provided in this Section 3(b) or as a result of Executive's Disability, Retirement or death.

                           (ii)     From and after the date of a Change in
Control during the term of this Agreement, the Company shall have the right to terminate Executive from employment with the Company at any time during the term of this Agreement for Cause, by written notice to Executive, specifying the particulars of the conduct of Executive forming the basis for such termination.

                           (iii)    From and after the date of a Change in
Control during the term of this Agreement: (x) the Company shall have the right to terminate Executive's employment without Cause, at any time; and (y) Executive shall, upon the occurrence of such a termination by the Company without Cause, or upon the voluntary termination of Executive's employment by Executive for Good Reason, be entitled to receive the benefits provided in
Section 4 hereof. Executive shall evidence a voluntary termination for Good Reason by written notice to the Company given within 60 days after the date of the occurrence of any event that Executive knows or should reasonably have known constitutes Good Reason for voluntary termination. Such notice need only identify Executive and set forth in reasonable detail the facts and circumstances claimed by Executive to constitute Good Reason. Any notice give by Executive pursuant to this Section 3 shall be effective five business days after the date it is given by Executive.

         4.       Termination.

                (a) Termination with Salary Continuation . In the event that within twelve months of a Change in Control (i) Executive terminates his employment for Good Reason, or (ii) Executive's employment is terminated by Company for a reason other than Retirement, Disability, death or Cause, then Company shall:

         (i) pay Executive a severance amount equal to Executive's Base Salary (determined without regard to any reduction that would give rise to Good Reason) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date; and

         (ii) maintain and provide to Executive, at no cost to Executive, for a period ending at the earliest of (i) the third anniversary of the Termination Date and (ii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons.

                (b) Other Termination. In the event Executive's employment terminates other than as set forth in Section 4(a), Executive's rights upon termination shall be governed by the Company's standard employment termination policy applicable to Executive in effect at the time of termination or, if applicable, any written employment agreement between the Company and Executive other than this Agreement in effect at the time of termination

                (c) Termination Notice. Except in the event of Executive's death, a termination under this Agreement shall be effected by means of a Termination Notice.

         5. Executive Duties. Executive shall not terminate employment with the Company without giving 30 days prior notice to the Board, and during such 30-day period Executive will assist, as and to the extent reasonably requested by the Company, in training the successor to Executive's position with the Company. The provisions of this Section 5 shall not apply to any termination (voluntary or involuntary) of the employment of Executive pursuant to Section 4(a) hereof.

         6. Withholding. Company shall have the right to withhold from all payments made pursuant to this Agreement any federal, state, or local taxes and such other amounts as may be required by law to be withheld from such payments.

         7. Assignability. Company may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any entity to which Company may transfer all or substantially all of its assets, if in any such case said entity shall expressly in writing assume all obligations of Company hereunder as fully as if it had been originally made a party hereto. Company may not otherwise assign this Agreement or its rights and obligations hereunder. This Agreement is personal to Executive and his rights and duties hereunder shall not be assigned except as expressly agreed to in writing by Company.

         8. Death of Executive. Any amounts due Executive under this Agreement (not including any Base Salary not yet earned by Executive) unpaid as of the date of Executive's death shall be paid in a single sum as soon as practicable after Executive's death to Executive's surviving spouse, or if none, to the duly appointed personal representative of his estate.

         9.       Legal Expenses.  In the event of a termination pursuant to
Section 4(a) hereof, the Company shall also pay to Executive all reasonable legal fees and expenses incurred by Executive as a result of such termination of employment (including all fees and expenses, if any, incurred by Executive in contesting or disputing any such termination or in seeking to obtain to enforce any right or benefit provided to Executive by this Agreement whether by arbitration or otherwise).

         10.      Miscellaneous.

                (a) Amendment. No provision of this Agreement may be amended unless such amendment is signed by Executive and such officer as may be specifically designated by the Board to sign on Company's behalf.

                (b) Nature of Obligations. Nothing contained herein shall create or require Company to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that Executive acquires a right to receive benefits from Company hereunder, such right shall be no greater than the right of any unsecured general creditor of the Company.

                (c) ERISA. For purposes of the Executive Retirement Income Security Act of 1974, this Agreement is intended to be a severance pay Executive welfare benefit plan, and not an Executive pension plan, and shall be construed and administered with that intention.

                (d) Prior Employment. Executive represents and warrants that his acceptance of employment with Company has not breached, and the performance of his duties hereunder will not breach, any duty owed by him to any prior employer or other person.

                (e) Headings. The Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation or this Agreement. In the event of a conflict between a heading and the content of a Section, the content of the Section shall control.

                (f) Gender and Number. Whenever used in this Agreement, a masculine pronoun is deemed to include the feminine and a neuter pronoun is deemed to include both the masculine and the feminine, unless the context clearly indicates otherwise. The singular form, whenever used herein, shall mean or include the plural form where applicable.

                (g) Severability. If any provision of this Agreement or the application thereof to any person or circumstance shall be invalid or unenforceable under any applicable law, such event shall not affect or render invalid or unenforceable any other provision of this Agreement and shall not affect the application of any provision to other persons or circumstances.

                (h) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns, heirs, executors and administrators.

                (i) Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given if hand-delivered, sent by documented overnight delivery service or by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

         To the Company:

                                    Integra LifeSciences Holdings Corporation
                                    311 Enterprise Drive
                                    Plainsboro, New Jersey 08536
                                    Attn:  President

                           With a copy to:

                                    The Company's General Counsel

                           To the Executive:

                                    Robert Paltridge
                                    35 Crescent Place
                                    Matawan, NJ 07747

                (j) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements, arrangements and communications, whether oral or written, pertaining to the subject matter hereof.

                (k) Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the laws of the State of New Jersey.

    IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.


INTEGRA LIFESCIENCES                                          EXECUTIVE
         HOLDINGS CORPORATION


By:________________________________                  ________________________
Its:  President and Chief Executive Officer

                                                                  Exhibit 99.1





Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer and Director of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the three month period ended March 31, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003

                                              By:    /s/ Stuart M. Essig
                                                 _______________________________
                                                         Stuart M. Essig
                                                         Chief Executive Officer


         A signed original of this written statement required by Section 906 has been provided to Integra LifeSciences Holdings Corporation and will be retained by Integra LifeSciences Holdings Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the three month period ended March 31, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003                             By:    /s/ David B. Holtz
                                                  _____________________________
                                                          David B. Holtz
                                                          Sr. Vice President,
                                                          Finance and Treasurer


         A signed original of this written statement required by Section 906 has been provided to Integra LifeSciences Holdings Corporation and will be retained by Integra LifeSciences Holdings Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

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


RISKS RELATED TO OUR BUSINESS


Our Operating Results May Fluctuate.

     Our operating results may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

     o    the impact of acquisitions;
     o    the timing of significant customer orders;
     o market acceptance of our existing products, as well as products in development;
     o    the timing of regulatory approvals;
     o the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and strategic alliances;
     o expenses incurred and business lost in connection with product field corrections or recalls;
     o    our ability to manufacture our products
          efficiently; and
     o    the timing of our research and development expenditures.





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

     Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun, and the Valleylab division of Tyco International Ltd. In addition, various of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as a substitute for INTEGRA(R) Dermal Regeneration Template.





Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

     In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 12 businesses or product lines at a total cost of approximately $107 million.

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

     Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The Food and Drug Administration (FDA) and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.

     Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. In addition, for products with an approved premarket approval application (PMA), the

FDA requires annual reports and may require post-approval surveillance programs to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

     Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices.

     The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If a third-party manufacturer or we change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties. See "Business--Regulation--Government Regulation" in our 2002 Annual Report on Form 10-K.





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





Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

     Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important strategic alliances are our agreement with Ethicon, Inc., a division of Johnson & Johnson, relating to INTEGRA(R) Dermal Regeneration Template, and our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of these alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of private label products.

     Ethicon has notified us that if we do not agree to substantial amendments to its agreement with us, it will consider alternatives that may include exercising its right to terminate the agreement.

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

     In addition, there are laws and regulations that regulate the means by which companies in the health care industry may market their products to health care professionals and may compete by discounting the prices of their products. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

     o government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or
     o government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.





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





RISKS RELATING TO AN INVESTMENT IN OUR CONTINGENT CONVERTIBLE NOTES (THE "Notes") AND OUR COMMON STOCK.





Investors Should Consider The U.S. Federal Income Tax Consequences Of Owning The Notes And The Shares Of Common Stock Issuable Upon Conversion Of The Notes.

     We and each holder agree in the indenture to treat the notes as indebtedness that is subject to U.S. Treasury regulations governing contingent payment debt instruments. The following discussion assumes that the notes will be so treated, though we cannot assure investors that the Internal Revenue Service will not assert that the notes should be treated differently. Under the contingent payment debt regulations, a holder will be required to include amounts in income, as original issue discount, in advance of cash such holder receives on a note, and to accrue interest on a constant yield to maturity basis at a rate comparable to the rate at which we would borrow in a noncontingent, nonconvertible borrowing, even though the note will have a significantly lower stated rate of interest. A holder will recognize taxable income significantly in excess of cash received while the notes are outstanding. In addition, under the indenture, a holder will recognize ordinary income, if any, upon a sale, exchange, conversion or redemption of the notes at a gain. In computing such gain, the amount realized by a holder will include, in the case of a conversion, the amount of cash and the fair market value of shares received. Holders are urged to consult their own tax advisors as to the U.S. federal, state and other tax consequences of acquiring, owning and disposing of the notes and the shares of common stock issuable upon conversion of the notes.





We May Be Unable To Raise Additional Financing Necessary To Conduct Our Business, Make Payments When Due Or Refinance Our Debt.

     We may need to raise additional funds in the future in order to implement our business plan, to refinance our debt, to conduct research and development, to fund marketing programs or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, holders of common stock may experience significant dilution of their ownership interest and these securities may have rights senior to those of the holders of our common stock. If we cannot obtain additional financing when required on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressure.





Our Subsidiaries Are Under No Obligation To Distribute Any Of Their Available Cash Flow To Us, Which We Will Need To Service The Notes.

     The notes are obligations of Integra LifeSciences Holdings Corporation, which is a holding company. As of March 31, 2003, we owned no significant assets other than marketable securities, stock, equity and other interests in our subsidiaries. Because we derive substantially all of our revenues and operating cash flows from our operating subsidiaries and do not have significant operations of our own, we are dependent upon the ability of our subsidiaries to provide us with cash, in the form of dividends or intercompany credits, loans, or, otherwise, to meet our debt service obligations, including our obligations under the notes. This creates risks regarding our ability to conduct future activities, repay any interest and principal which we might owe on the notes or on other borrowings, pay cash dividends to our preferred and common stock holders in the future and our ability, and the ability of our subsidiaries, to respond to changing business and economic conditions and to get new loans. Our subsidiaries will have no obligation to pay any amounts due on the notes or to make any funds available to us for payment of the notes, whether by dividends, loans distributions or other payments. In addition, creditors of our subsidiaries (including trade creditors) will generally be entitled to payment from the assets of our subsidiaries before those assets can be distributed to us. As a result, the notes will effectively be subordinate to the prior payment of all debts (including trade payables) and preferred stock of our subsidiaries.





Our Indebtedness And Interest Expense Will Limit Our Cash Flow And Could Adversely Affect Our Operations And Our Ability To Make Full Payment On the Notes.

     We have an increased level of debt and interest expense. Our aggregate level of indebtedness and our debt service requirements have increased in connection with the recent issuance of contingent convertible notes.

     Our indebtedness poses risks to our business, including the risks that:

     o we could use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, including executing our business strategy of expanding sales organizations, making additional strategic acquisitions, continuing to form strategic alliances for our private label products and continuing to develop new and innovative medical products;
     o insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;
     o our level of indebtedness may make us more vulnerable to economic or industry downturns; and
     o our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we will be.





We May Be Unable To Repurchase The Notes Upon A Change in Control.

     Upon a change in control as defined in the indenture for the notes, holders may require us to repurchase all or a portion of the notes. If a change in control were to occur, we may not have enough funds to pay the repurchase price for all tendered notes. Our obligation to offer to repurchase the notes upon a change in control would not necessarily afford holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction because those transactions could be structured in a manner whereby they would not be considered a "change in control" for purposes of the indenture for the notes.





No Public Market Exists For The Notes And The Notes Are Subject To Transfer Restrictions. The Failure Of A Market To Develop Could Affect a Holders Ability To, And The Price At Which a Holder May, Resell the Notes.

     No public market exists for the notes and no public market for the notes will develop because the notes are being sold pursuant to an exemption from registration under applicable securities laws. The initial purchasers of the notes have informed us they intend to make a market in the notes, as permitted by applicable laws and regulations. However, the initial purchasers are not obligated to do so and may cease market making at any time. In addition, we expect the notes to be eligible for trading in the PORTAL market, but we cannot predict whether an active trading market for the notes will develop or will be sustained. Accordingly, we cannot assure holders as to the liquidity of any trading market for the notes. If the notes are traded after their initial issuance, they may trade at prices lower than their initial offering price as a result of, among other things, prevailing interest rates, the market for similar securities, our financial condition, results of operations and prospects, the publication of earnings estimates or other research reports and speculation in the press or investment community, the market price of our common stock, changes in our industry and competition, and general economic conditions. As a result, we cannot assure holders that they will be able to sell the notes at attractive prices or at all.





Holders Right To Receive Payment On The Notes May Be Junior To Our Future Indebtedness.

     Holders right to receive payments on the notes may be junior to all of our future indebtedness. These notes rank behind all of our future indebtedness (other than trade payables), except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the notes. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, the holders of our senior debt, if any, will be entitled to be paid in full and before any payment may be made with respect to the notes. In addition, all payments on the notes will be blocked in the event of a payment default on senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on senior debt.

     In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of the notes will participate with trade creditors and all other holders of our subordinated indebtedness in the assets remaining after we have paid all of our senior indebtedness. However, because the indenture requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, we may not have sufficient funds to pay all of our creditors and holders of notes may receive less, ratably, than the holders of our senior indebtedness.





Future Sales Of Our Common Stock May Depress Our Stock Price.

     Many of our stockholders will have an opportunity to sell their stock. Also, many of our employees and directors may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the Securities and Exchange Commission. Sales of a substantial number of shares of our common stock in the public market could depress the market price of the notes or our common stock, or both, and impair our ability to raise capital through the sale of additional equity securities. Furthermore, we have registered approximately 9,000,000 shares of common stock reserved for issuance to our employees, directors and consultants under our stock award and employee benefit plans. Of this amount, as of March 31, 2003, approximately 1,409,000 shares were held in reserve for future issuance.





Our Reported Earnings Per Share May Be More Volatile Because of the Conversion Contingency Provision of the Notes

     Holders of the notes are entitled to convert the notes into our common stock, among other circumstances, if the common stock price on the trading day prior to the conversion date is more than 110% of the conversion price per share of our common stock on such trading day. Until this contingency or another conversion contingency is met, the shares underlying the notes are not included in the calculation of our basic or fully diluted earnings per share. Should this contingency be met, fully diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the fully diluted earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.





Our Stock Price May Continue To Be Highly Volatile, Which May Significantly Affect The Market Price Of Our Common Stock.

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

     Any of these factors could immediately, significantly and adversely affect the trading price of the notes and our common stock and holders could lose a substantial amount of their investment.

We Have Not Paid Any Cash Dividends On Our Common Stock Since Our Formation.

     We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on the common stock will be at the discretion of our board of directors and will depend upon our results of operations and financial condition and other factors deemed relevant by the board of directors. If we do not pay cash dividends in the future, holders may not receive a return on their investment in our common stock through the payment of dividends and holders may not realize a return on their investment even if they sell their shares. As a result, holders may not be able to resell their shares at or above the price they paid for them.





We May Issue Additional Equity Securities, Which Would Lead To Dilution Of Our Issued And Outstanding Common Stock.

     The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests in us. We are authorized to issue, without stockholder approval, 15,000,000 shares of preferred stock, $.01 par value per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 60,000,000 shares of common stock, $.01 par value per share, of which 25,973,457 were outstanding as of March 31, 2003. We are also authorized to issue, without stockholder approval, securities convertible into either common stock or preferred stock.





Our Major Stockholders Could Make Decisions Adverse To Your Interests.

     Our directors and executive officers and affiliates of certain directors own or control more than thirty percent of our outstanding voting securities and generally have significant influence over the election of all directors, the outcome of any corporate action requiring stockholder approval, and other aspects of the business. The ability of the board of directors to issue preferred stock, while providing flexibility in connection with financing, acquisitions and other corporate purposes, could have the effect of discouraging, deferring or preventing a change in control or an unsolicited acquisition proposal, since the issuance of preferred stock could be used to dilute the share ownership of a person or entity seeking to obtain control of us. This significant influence could preclude any unsolicited acquisition of Integra and consequently adversely affect the market price of the common stock. Furthermore, we are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control.




Our Management Will Have Broad Discretion In Using The Proceeds From the Recent Notes Offering And, Therefore, Investors Will Be Relying On The Judgment Of Our Management To Invest Those Funds Effectively.

     We used a portion of the net proceeds of the recent notes offering to purchase approximately $35.3 million of our common stock. We intend to use the remaining net proceeds in the future for general corporate purposes, including additional repurchases of our common stock and the development of new products. The amounts and timing of certain of these expenditures will vary significantly depending upon a number of factors, including the amount of cash generated or consumed by our operations, the progress of our research and development activities and the market response to the introduction of any new products and services. Our management will retain broad discretion with respect to the expenditure of remaining proceeds. Investors will be relying on the judgment of our management regarding the application of the remaining proceeds of this offering.