Form 10-Q
period 2003-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2003-08-14
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    AS OF AUGUST 7, 2003 THE REGISTRANT HAD OUTSTANDING 26,714,023 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

Page
Number

----------------
PART I.           FINANCIAL INFORMATION
Item 1.   Financial Statements
Consolidated Statements of Operations for the three and six
  months ended June 30, 2003 and 2002 (Unaudited)                                             3

Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
  and December 31, 2002                                                                       4

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2003 and 2002 (Unaudited)                                                    5

Consolidated Statements of Changes in Stockholders Equity
  for the six months ended June 30, 2003 and 2002 (Unaudited)                                 6

Notes to Unaudited Consolidated Financial Statements                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         35

Item 4.   Controls & Procedures                                                              35


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  36

Item 2.   Changes in Securities and Use of Proceeds                                          36

Item 4.  Submission of Matters to a Vote of Security Holders                                 37

Item 6.   Exhibits and Reports on Form 8-K                                                   38


SIGNATURES                                                                                   39

Exhibits                                                                                     40


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                          ----------------------         --------------------
                                          2003             2002            2003          2002
                                          ----             ----            ----          ----

REVENUES
Product revenues .................      $41,237          $24,773         $76,367       $49,292
Other revenue ....................        1,499            1,668           3,149         3,065
                                        -------          -------         -------       -------
   Total revenues ................       42,736           26,441          79,516        52,357

COSTS AND EXPENSES

Cost of product revenues .........       17,090            9,465          30,793        18,993
Research and development .........        2,777            2,301           5,427         4,379
Selling and marketing ............        9,082            5,928          16,658        11,600
General and administrative .......        4,736            2,893           9,570         5,856
Amortization .....................          762              364           1,339           714
                                        -------          -------         -------       -------
   Total costs and expenses ......       34,447           20,951          63,787        41,542

Operating income .................        8,289            5,490          15,729        10,815

Interest income ..................          826            1,000           1,609         2,015
Interest expense .................       (1,024)              (7)         (1,031)          (29)
Other income (expense), net ......          451               55             800            32
                                        -------          -------         -------       -------
Income before income taxes .......        8,542            6,538          17,107        12,833

Income tax expense ...............        3,124            2,289           6,251         4,493
                                        -------          -------         -------       -------
Net income........................      $ 5,418          $ 4,249         $10,856       $ 8,340
                                        =======          =======         =======       =======

Basic net income per share .......      $  0.19          $  0.15         $  0.37       $  0.28

Diluted net income per share .....      $  0.18          $  0.14         $  0.36       $  0.27

Weighted average common shares outstanding:
      Basic ......................       28,484           29,080          28,961        28,770
      Diluted ....................       30,061           30,849          30,463        30,783

















The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
In thousands, except per share amounts

                                                             June 30,      December 31,
                                                               2003            2002
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $ 116,153       $  43,583
  Short-term investments ..................................     29,516          55,278
  Accounts receivable, net of allowances of
    $1,723 and $1,387 .....................................     23,722          19,412
  Inventories .............................................     39,077          28,502
  Prepaid expenses and other current assets ...............      4,710           5,498
                                                             ---------       ---------
      Total current assets ................................    213,178         152,273

 Non-current investments ..................................     56,344          33,450
 Property, plant, and equipment, net ......................     17,757          16,556
 Deferred income taxes, net ...............................     26,909          25,218
 Identifiable intangible assets, net ......................     51,518          23,091
 Goodwill .................................................     22,028          22,073
 Other assets .............................................      4,799           2,007
                                                             ---------       ---------
Total assets ..............................................  $ 392,533       $ 274,668
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      4,621           3,764
  Income taxes payable ....................................        201              --
  Customer advances and deposits ..........................     10,373           7,908
  Deferred revenue ........................................        963             816
  Accrued expenses and other current liabilities ..........     13,381           9,433
                                                             ---------       ---------
      Total current liabilities ...........................     29,539          21,921

 Long-term debt ...........................................    119,653          --
 Deferred revenue .........................................      3,007           3,263
 Other liabilities ........................................      2,247           1,887
                                                             ---------       ---------
Total liabilities .........................................    154,446          27,071

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    27,582 and 27,204 issued and outstanding at
    June 30, 2003 and December 31, 2002, respectively  ....        276             272
  Additional paid-in capital ..............................    290,211         292,007
  Treasury stock, at cost; 896 and 106 shares at June
    30, 2003 and December 31, 2002, respectively ..........    (21,204)         (1,812)
  Other ...................................................         (8)            (15)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities .....        144             861
     Foreign currency translation adjustment ..............      3,174           1,618
     Minimum pension liability adjustment .................     (1,039)         (1,011)
  Accumulated deficit .....................................    (33,467)        (44,323)
                                                             ---------       ---------
    Total stockholders' equity ............................    238,087         247,597
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 392,533       $ 274,668
                                                             =========       =========





 The accompanying notes are an integral part of these consolidated financial statements

                                         4

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Six Months Ended June 30,
                                                                     ----------------------------
                                                                        2003              2002
                                                                        ----              ----
OPERATING ACTIVITIES:
Net income ......................................................   $ 10,856          $  8,340
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and intangible asset amortization ..................      3,223             2,338
Amortization of debt issuance costs .............................        217                --
Deferred income tax provision ...................................      5,027             3,640
Amortization of discount and premium on investments .............        756               882
Gain on sale of assets, net .....................................       (290)               --
Other, net ......................................................         31                30
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................       (749)           (1,476)
   Inventories ..................................................     (1,555)             (670)
   Prepaid expenses and other current assets ....................        968               105
   Non-current assets ...........................................        558              (139)
   Accounts payable, accrued expenses and other liabilities .....      1,690               218
   Customer advances and deposits ...............................      2,965              (781)
   Deferred revenue .............................................       (609)             (191)
                                                                     --------          --------
Net cash provided by operating activities .......................     23,088            12,296
                                                                     --------          --------

INVESTING ACTIVITIES:

Proceeds from sales of investments  .............................     44,975                --
Proceeds from maturity of investments ...........................     34,677            11,157
Purchases of available-for-sale investments .....................    (74,569)          (13,549)
Cash used in business acquisition, net of cash acquired .........    (42,155)              (67)
Purchases of property and equipment .............................     (1,449)           (1,103)
                                                                    --------          --------
Net cash used in investing activities ...........................    (38,521)           (3,562)
                                                                    --------          --------

FINANCING ACTIVITIES:

Repayment of note payable .......................................         --            (3,600)
Proceeds from issuance of common stock for exercised stock
   options ......................................................      2,239             1,480
Purchase of treasury stock.......................................    (35,325)               --
Proceeds from reissuance of treasury stock for exercised stock
   options.......................................................      4,837                --
Proceeds from issuance of convertible notes, net ................    116,054                --
                                                                    --------          --------
Net cash provided by (used in) financing activities .............     87,805            (2,120)
                                                                    --------          --------

Effect of exchange rate changes on cash .........................        198                63

Net increase in cash and cash equivalents .......................     72,570             6,677

Cash and cash equivalents at beginning of period ................     43,583            44,518
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $116,153          $ 51,195
                                                                    ========          ========





The accompanying notes are an integral part of these consolidated financial statements

                                             5

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

In thousands                                                                                     Accumulated
                                                                            Additional              Other
                                              Preferred  Common   Treasury   Paid-In            Comprehensive Accumulated   Total
                                                Stock     Stock     Stock    Capital     Other  Income (Loss)   Deficit     Equity
                                              --------- --------- --------- ---------- -------- ------------- ----------- ----------
Six months ended June 30, 2003
Balance, January 1, 2003 .................... $    --   $    272  $ (1,812) $ 292,007  $    (15) $     1,468  $  (44,323) $ 247,597

Net income ..................................                                                                     10,856     10,856
Other comprehensive income ..................                                                            811                    811
Repurchase of 1,500 shares of common stock ..                      (35,325)                                                 (35,325)
Issuance of 378 shares of common stock
  through employee benefit plans ............                 4                 2,259                                         2,263
Issuance of 710 shares of treasury stock
  through employee benefit plans ............                       15,933    (10,927)                                        5,006
Tax benefit related to stock option
   exercises ................................                                   6,868                                         6,868
Amortization of unearned compensation .......                                       4          7                                 11

Balance, June 30, 2003 ...................... $    --   $    276  $(21,204) $ 290,211  $     (8) $     2,279  $  (33,467) $ 238,087
                                              ========= ========= ========= ========== ========= ============ =========== ==========


Six months ended June 30, 2002

Balance, January 1, 2002 .................... $      1  $   261   $    (51) $ 284,021  $    (37) $      (539) $  (79,600) $ 204,056

Net income ..................................                                                                      8,340      8,340
Other comprehensive income ..................                                                          1,204                  1,204
Conversion of 54 shares of Series C
  Preferred Stock into 600 shares of
   common stock .............................       (1)       6                    (5)                                           --
Issuance of 255 shares of common stock
  through employee benefit plans ............                 2                 1,508                                         1,510
Tax benefit related to stock option
   exercises ................................                                      25                                            25
Amortization of unearned compensation .......                                                13                                  13

Balance, June 30, 2002 ...................... $     --  $    269  $    (51) $ 285,549  $    (24) $       665  $  (71,260) $ 215,148
                                              ========= ========= ========= ========== ========= ============ =========== ==========


                             The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              BASIS OF PRESENTATION

General

In the opinion of management, the June 30, 2003 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, cash flows, and changes in stockholders equity of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Current Report on Form 8-K dated June 27, 2003. As discussed in that report, in 2003 the Company began to report financial results under a single operating segment--the development, manufacturing, and distribution of medical devices.

Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150 is not expected to have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS 149 effective July 1, 2003, and does not expect that the provisions of SFAS 149 will have a material impact on the Company's results of operations or financial position.

In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include multiple deliverables. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate the impact of EITF 00-21 on revenue arrangements it may enter into in the future, which will need to comply with EITF 00-21.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 148 does not require companies to expense stock options in current earnings. The interim disclosure requirements became effective for the Company beginning with its March 31, 2003 consolidated financial statements.

Employee stock based compensation is recognized using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                  2003          2002         2003          2002
                                                --------      --------     --------      --------
                                                     (in thousands, except per share amounts)
Net income:
   As reported .................................   $ 5,418    $ 4,249      $10,856        $8,340
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects ................    (1,427)    (1,289)      (2,712)       (2,486)
                                                   --------   --------     --------      --------
   Pro forma ...................................   $ 3,991    $ 2,960       $8,144        $5,854

 Net income per share:
   Basic:
   As reported .................................   $  0.19   $   0.15      $ 0.37         $ 0.28
   Pro forma ...................................   $  0.14   $   0.10      $ 0.28         $ 0.20

   Diluted:
   As reported .................................   $  0.18   $   0.14      $ 0.36         $ 0.27
   Pro forma ...................................   $  0.14   $   0.10      $ 0.27         $ 0.19

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using a Black-Scholes model.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company will prospectively adopt the provisions of FAS 146 for exit or disposal activities initiated after January 1, 2003.

2.   ACQUISITIONS

On March 17, 2003, the Company acquired all of the outstanding capital stock of
J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $42.7 million in cash, including expenses associated with the acquisition and net of $2.1 million of cash acquired, and subject to a working capital adjustment and other adjustments with respect to certain income tax elections. The Company currently has accrued an additional $1.0 million for the estimated amount payable to the seller under the terms of this purchase price adjustment.

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

In connection with this acquisition, the Company recorded approximately $29.5 million of intangible assets, consisting primarily of trade name and customer relationships, which are being amortized on a straight-line basis over lives ranging from 5 to 40 years. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the JARIT acquisition:

                           Current assets .......................  $ 17,338
                           Property, plant and equipment ........     1,285
                           Intangible assets ....................    29,479
                           Other non-current assets .............       104
                                                                   ---------
                           Total assets acquired ................    48,206

                           Current liabilities ..................     2,392
                           Net assets acquired ..................  $ 45,814

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

The following unaudited pro forma financial information assumes that all acquisitions consummated in 2003 and 2002 had occurred as of the beginning of each period (in thousands, except per share data):

                                                    Six Months         Three Months
                                                   Ended June 30,      Ended June 30,
                                                  2003        2002          2002
                                                 -------     -------      --------
       Total revenue ..........................  $85,529     $80,391      $ 40,390
       Net income ............................    11,209      12,331         5,984

       Net income per share:
          Basic ...............................  $  0.39     $  0.43      $   0.21
          Diluted..............................  $  0.37     $  0.40      $   0.19

The pro forma financial results for the six months ended June 30, 2003 and 2002, and for the three months ended June 20, 2002, respectively, include approximately $0.1 million, $2.7 million and $1.3 million of gains associated with foreign currency forward purchase contracts owned by JARIT. The Company liquidated all of JARIT's foreign currency forward purchase contracts concurrently with the closing of the acquisition.

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

3.  INVENTORIES

Inventories consisted of the following:

                                                       June 30,    December 31,
                                                         2003          2002
                                                         ----          ----
                                                            (in thousands)
   Raw materials..............................        $  8,393       $ 7,986
   Work-in process............................           5,609         3,019
   Finished goods.............................          25,075        17,497
                                                       -------       -------
                                                      $ 39,077       $28,502
                                                       =======       =======

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2003, were as follows:

      Balance at December 31, 2002 .....................................     $ 22,073
      Adjustments to preliminary purchase price allocations ............         (487)
      Reduction of Radionics purchase price ............................         (197)
      Foreign currency translation .....................................          611
      Other ............................................................           28
                                                                             --------
      Balance at June 30, 2003 .........................................     $ 22,028
                                                                             ========

The components of the Company's identifiable intangible assets were as follows:

                                                  June 30, 2003            December 31, 2002
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                       (in thousands)
   Completed technology .......   15 years    $ 13,423    $ (2,813)     $ 13,165    $ (2,380)
   Customer relationships .....   21 years      16,396      (1,521)        4,661      (1,085)
   Trademarks/brand names .....   38 years      24,804        (698)        7,151        (445)
   All Other ..................   10 years       2,774        (847)        2,601        (577)
                                              --------  ------------    --------  ------------
                                              $ 57,397    $ (5,879)     $ 27,578    $ (4,487)
   Accumulated amortization ..                  (5,879)                   (4,487)
                                              --------                  --------
                                              $ 51,518                  $ 23,091
                                              ========                  ========

Annual amortization expense is expected to approximate $2.9 million in 2003, $3.1 million in 2004, and $2.8 million in each of the years 2005 to 2007. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.       DEBT

In March 2003, the Company completed a private placement of contingent convertible subordinated notes totaling $100.0 million, due 2008. The Company granted the initial purchasers an option to purchase up to an additional $20.0 million principal amount of notes, of which $5.0 million was exercised in March and the remaining $15.0 million was exercised in April.

The notes bear interest at 2.5 percent per annum, payable semiannually. The Company will pay additional interest ("Contingent Interest") if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $365,000 liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. The fair value of the Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At June 30, 2003, the estimated fair value of the Contingent Interest obligation was $409,000.

Debt issuance costs totaled $4.3 million and are being amortized using the straight-line method over the five-year term of the notes.

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

6. COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                        Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                     ----------------------- --------------------
                                                        2003         2002       2003       2002
                                                      --------     --------   --------   --------
                                                                     (in thousands)
  Net income ........................................ $  5,418     $  4,249   $ 10,856   $  8,340
  Foreign currency translation adjustment ...........    1,658        1,355      1,528      1,127
  Unrealized losses on available-for-sale securities:
     Unrealized holding loss during the period   ....      (78)         526       (217)        77
     Less: reclassification adjustment for gains
        included in net income ......................     (279)         --        (500)       --
                                                       --------     --------  --------   --------
  Comprehensive income .............................. $  6,719      $ 6,130   $ 11,667   $  9,544
                                                       ========     ========  ========   ========

7.       NET INCOME PER SHARE

Basic and diluted net income per share were as follows:

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                         -------------------   ----------------
                                                           2003       2002      2003     2002
                                                          ------     ------    ------    ------
                                                      (In thousands, except (In thousands, except
                                                         per share amounts)   per share amounts)

Basic net income per share:
---------------------------
  Net income ........................................... $  5,418  $  4,249    $10,856    $8,340
  Dividends on Preferred Stock .........................       --       (24)        --      (159)
                                                         --------   --------   --------  --------

  Net income available to common stock ................. $  5,418  $  4,225    $10,856    $8,181

  Weighted average common shares outstanding ...........   28,484    29,080     28,961    28,770

  Basic net income per share ........................... $   0.19  $   0.15    $  0.37   $  0.28


Diluted net income per share:
---------------------------
  Net income ........................................... $  5,418  $  4,249    $10,856    $8,340
  Dividends on Preferred Stock .........................       --       (24)        --      (159)
                                                         --------  --------    --------  --------
  Net income available to common stock ................. $  5,418  $  4,225    $10,856    $8,181

  Weighted average common shares outstanding - Basic ...   28,484    29,080     28,961    28,770
  Effect of dilutive securities - stock options and
     warrants ..........................................    1,577     1,769      1,502     2,013
                                                         --------   --------   --------  --------
  Weighted average common shares outstanding for
  diluted earnings per share ...........................   30,061    30,849     30,463    30,783

  Diluted net income per share ......................... $   0.18   $  0.14    $  0.36   $  0.27


Options and warrants outstanding at June 30, 2003 and 2002, respectively, to purchase 659,000 and 627,000 shares of common stock were excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2003 and 2002 because their exercise price exceeded the average market price of the Company's common stock during the period. Notes payable outstanding at June 30, 2003 that are convertible into 3,514,166 shares of common stock were excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2003 because the conditions required to convert the notes were not met.

8. PRODUCT REVENUE AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, general surgery, and soft tissue repair. The Company's product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments, and fixation systems, as well as innovative tissue repair products, such as the DuraGen(R) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, that incorporate the Company's proprietary absorbable implant technology.

Product revenues are segregated into the following categories:

                                                          Three Months Ended    Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------   ------------------
                                                          2003         2002      2003       2002
                                                         ------       ------    ------     ------
                                                                       (in thousands)
   Neuromonitoring products............................. $ 10,552   $  8,398  $ 21,084   $ 16,980
   Operating room products..............................   12,833      8,394    25,421     16,266
   Instruments .........................................   12,358      3,682    18,605      7,505
   Private label products ..............................    5,494      4,299    11,257      8,541
                                                         --------   --------  --------   --------
   Total product revenues .............................. $ 41,237   $ 24,773  $ 76,367   $ 49,292

Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities. Certain of the Company's products, including DuraGen(R) Dural Graft Matrix, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. These products comprised approximately 28% and 33% of product revenues in the six month periods ended June 30, 2003 and 2002, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a significant adverse effect on the Company's current business or its ability to expand its business.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                          (in thousands)

Product revenues:
Three months ended June 30, 2003 ... $ 33,105    $  5,721    $  1,186    $  1,225   $ 41,237
Three months ended June 30, 2002 ...   20,092       2,826       1,103         752     24,773

Six months ended June 30, 2003 ..... $ 60,367    $ 10,722    $  2,644    $  2,634   $ 76,367
Six months ended June 30, 2002 .....   39,464       5,850       2,342       1,636     49,292

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

Merck KGaA and Integra each appealed various decisions of the Court to the United States Court of Appeal for the Federal Circuit. In June 2003 the appellate court affirmed the Court's finding of infringement but found that the basis of the jury's calculation of damages was not clear from the trial record. The appellate court remanded the case to the trial court for further factual development and a new calculation of damages consistent with the appellate court's decision. The new damages trial has not been scheduled. Integra has not recorded any gain in connection with this matter.

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

10.      SUBSEQUENT EVENT

On August 12, 2003, the Company entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of its fixed rate contingent convertible subordinated notes. The Company will receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and will pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes. The Company will account for the interest rate swap as a fair value hedge in accordance with SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2002 included in our Current Report on Form 8-K dated June 27, 2003. As discussed in that report, in 2003 the Company began to report financial results under a single operating segment--the development, manufacturing, and distribution of medical devices.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth below under the heading "Factors That May Affect Our Future Performance."

Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for the use of certain non-GAAP financial information. In Management's Discussion and Analysis of Financial Condition and Results of Operations, we provide information regarding growth in product revenues excluding recently acquired product lines, which is a non-GAAP financial measure. A reconciliation of this non-GAAP financial measure to the most comparable GAAP measure is provided in Exhibit 99.1 to this quarterly report.

This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. Management believes that this non-GAAP financial measure is important supplemental information to investors which reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations, provides a more complete understanding of factors and trends affecting our ongoing business and operations. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

General

Integra develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, general surgery and soft tissue repair. Our product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments and fixation systems, as well as innovative tissue repair products, such as the DuraGen(R) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide and the INTEGRA(R) Dermal Regeneration Template, that incorporate our proprietary absorbable implant technology.

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

We sell our products directly through various sales forces and through a variety of distribution channels. Our direct sales organizations include the following:

- Our Integra NeuroSciences(TM) sales force provides neurosurgeons and critical care units with implants, devices, instruments, and systems used in neurosurgery, neuromonitoring, neurotrauma, and related critical care. Integra NeuroSciences' direct marketing effort in the United States and Europe currently involves more than 100 professionals, including direct salespeople (called neurospecialists in the United States), sales managers, and clinical educators who educate and train both our salespeople and customers in the use of our products. In all other markets, Integra NeuroSciences products are sold through a network of distributors.
- Our JARIT(R) Surgical Instruments sales force markets a wide variety of high quality surgical instruments for use in both traditional and minimally invasive surgery in virtually all surgical applications, including general, plastic, neuro, ear, nose and throat (ENT), cardiovascular, ob-gyn, and ophthalmic surgical procedures. JARIT sells its products in the United States through a twenty-person sales management force that works with over 100 distributor sales representatives as well as certain original equipment manufacturer accounts. Outside the United States, JARIT sells its products through a network of distributors.
- Our Integra Padgett Instruments sales force markets a wide variety of high quality, reusable surgical instruments to plastic and reconstructive surgeons, burn surgeons, ENT surgeons, hospitals, surgery centers, and other physicians. Padgett markets its surgical instruments primarily through an eight-person sales force in the United States. Outside the United States, Padgett sells its products through a network of distributors.
- Integra NeuroSupplies(TM) distributes disposables and supplies used in the diagnosis and monitoring of neurological disorders. We market these products through an annual catalog primarily to neurologists, hospitals, sleep clinics, and other physicians in the United States.

We market our private label products through distribution partners or OEM customers. Our private label products address large, diverse markets, and we believe that we can develop and promote many of these products more cost-effectively through leveraging distribution partners than through developing them ourselves or selling them through our own direct sales infrastructure. We have partnered with market leaders, such as Johnson & Johnson, Medtronic, Wyeth, and Centerpulse, for the development and marketing efforts related to many of these products.

Products, including food as well as pharmaceuticals and medical devices, that contain materials derived from animal sources are increasingly subject to scrutiny in the press and by regulatory authorities. Certain of the Company's products, including DuraGen(R) Dural Graft Matrix, NeuraGen(TM) Nerve Guide,

INTEGRA(R) Dermal Regeneration Template, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. These products comprised approximately 28% and 33% of product revenues in the six month periods ended June 30, 2003 and 2002, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a significant adverse effect on the Company's current business or its ability to expand its business.

Acquisitions

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our acquisitions of J. Jamner Surgical Instruments, Inc. ("JARIT") in March 2003, the epilepsy monitoring and neurosurgical shunt business of the Radionics division of Tyco Healthcare Group in December 2002, Padgett Instruments, Inc. in October 2002, certain assets of Novus Monitoring Limited in September 2002, the neurosciences division of NMT Medical, Inc. in August 2002, and Signature Technologies, Inc. in July 2002, may make our financial results for the three and six month periods ended June 30, 2003 not directly comparable to those of the corresponding prior year periods.

Reported product revenues for the three and six month periods ended June 30, 2003 and 2002 included the following amounts in revenues from acquired product lines:

                                                          Three Months Ended    Six Months Ended
                                                               June 30,             June 30,

                                                          ------------------   ------------------
                                                           2003        2002      2003       2002
                                                          ------      ------    ------     ------
                                                                       (in thousands)
Neuromonitoring
   Products acquired during 2003 ................        $    --     $    --   $    --     $  --
   Products acquired during 2002 ................            845          --     1,767        --
   All other product revenues ...................          9,707       8,398    19,317     16,980
                                                          ------      ------    ------     ------
   Total Neuromonitoring product revenues .......         10,552       8,398    21,084     16,980

Operating Room
   Products acquired during 2003 ................        $    --     $   --    $   --     $   --
   Products acquired during 2002 ................          2,424         --      4,770        --
   All other product revenues ...................         10,409       8,394    20,651     16,266
                                                          ------      ------    ------     ------
   Total Operating Room product revenues ........         12,833       8,394    25,421     16,266

Instruments
   Products acquired during 2003 ................        $ 7,010     $   --    $ 8,142    $   --
   Products acquired during 2002 ................          1,099         --      2,155        --
   All other product revenues ...................          4,249       3,682     8,308      7,505
                                                          ------      ------    ------     ------
   Total Instruments product revenues ...........         12,358       3,682    18,605      7,505

Private Label
   Products acquired during 2003 ................        $    --     $   --     $   --     $   --
   Products acquired during 2002 ................            799         --      1,518         --
   All other product revenues ...................          4,695       4,299     9,739      8,541
                                                          ------      ------    ------     ------
   Total Private Label product revenues .........          5,494       4,299    11,257      8,541

Consolidated
   Products acquired during 2003 ................        $ 7,010     $   --    $ 8,142     $   --
   Products acquired during 2002 ................          5,167         --     10,210         --
   All other product revenues ...................         29,060      24,773    58,015     49,292
                                                          ------      ------    ------     ------
   Total product revenues .......................         41,237      24,773    76,367     49,292


Results of Operations

Second quarter ended June 30, 2003 compared to second quarter ended June 30,
2002

For the quarter ended June 30, 2003, total revenues increased by $16.3 million, or 62%, over the quarter ended June 30, 2002 to $42.7 million. Product revenues increased by $16.5 million, or 66%, over the prior year period and accounted for all of the growth in total revenues.

Revenues from product lines acquired since the second quarter of 2002 accounted for $12.2 million of the $16.5 million increase in product revenues over the prior year period. Excluding revenues from acquired product lines, second quarter product revenues grew by $4.3 million, or 17%, over the prior year quarter. Changes in foreign currency exchange rates accounted for $382,000 of this $4.3 million increase. Domestic product revenues increased $13.0 million in the second quarter of 2003 to $33.1 million, or 80% of product revenues, as compared to 81% of product revenues in the second quarter ended June 30, 2002.

Each of our product lines contributed to our revenue growth over the prior year quarter. Revenues from our neuromonitoring product lines increased $2.2 million, or 26%, over the prior year period primarily as a result of increased sales of both our existing drainage systems and those acquired from NMT Medical in 2002 and our intracranial monitoring products. Our operating room product line revenues increased over the prior year period by $4.4 million, or 53%, largely as a result of sales of neurosurgical shunt products acquired from NMT Medical and Radionics in 2002 and continued growth in sales of our DuraGen(R) Dural Graft Matrix and NeuraGen(TM) Nerve Guide. Revenues from our instrument product lines increased by 236%, principally as a result of revenues from the Padgett and JARIT surgical instrument lines we acquired in 2002 and 2003. Increased sales of our Redmond(TM)-Ruggles(TM) instruments and Selector(R) Integra Ultrasonic Aspirator product line also contributed to the growth in our instrument revenues. Our private label product revenue grew by 28%, due in large part to revenues from Integra Signature Technologies, which we acquired in 2002. Revenues from our collagen-based private label products increased slightly from the prior year period as a decline in revenue from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE(TM) bone graft product offset an increase in revenue from our other collagen-based private label products. Sales of the Absorbable Collagen Sponge are expected to be lower through mid 2004 while Medtronic's existing inventory is consumed.

We expect that our expanded product lines, distribution channels and domestic sales force, continued implementation of our direct sales strategy in Europe and introduction of internally developed and acquired products will drive our future revenue growth. We also seek to acquire businesses that complement our existing businesses and products.

Our revenues are subject to quarterly fluctuations, based on business conditions and on the availability of funds for capital purchases by hospitals. Our revenues in the fourth quarter of each calendar year typically benefit from hospitals' utilization of funding available at the end of their fiscal years, our tying of compensation of our sales people to meeting annual quotas, and annual minimum purchase requirements in supply and distribution contracts with our private label customers.

Our gross margin on product revenues in the second quarter of 2003 was 59%, three percentage points below that of the second quarter of 2002, largely as a result of the negative impact of $514,000 of fair value purchase accounting adjustments for acquired inventory sold during the quarter and a change in our product mix attributable to our acquisition of JARIT Surgical Instruments. We expect the remaining $400,000 of inventory fair value purchase accounting adjustments associated with acquired inventory to be charged to cost of product revenue in the third quarter of 2003. We recorded no fair value purchase accounting adjustments in the second quarter of 2002.

Future gross margins are expected to benefit from our recently completed cost saving initiatives, which include the following:

       - Increased utilization of our Biot, France manufacturing facility with the transfer of the acquired Radionics product lines;
       - the transfer of assembly operations for certain of our drainage systems and cranial access kits from our recently shutdown Exton, Pennsylvania assembly plant to our Plainsboro, New Jersey and Anasco, Puerto Rico facilities;
       - the transfer of assembly operations for our Camino(R) and Ventrix(R) product line monitors from our San Diego, California facility to our manufacturing facility based in Andover, UK; and
       - sourcing our Redmond(TM)-Ruggles(TM)and Padgett instrument lines through the JARIT procurement operations in Germany.

Other revenue, which consists primarily of development funding from development and distribution partners and license and distribution revenues, decreased by $169,000 from the prior year quarter to $1.5 million, as a $511,000 decrease in licensing and distribution fees offset a $431,000 increase in product development revenue. The decrease in licensing and distribution fees reflects the effect of a $500,000 event payment we received from Johnson & Johnson in the second quarter of 2002.

Total other operating expenses, which excludes cost of product revenue but includes amortization, increased 51% to $17.4 million in the second quarter of 2003, compared to $11.5 million in the second quarter of 2002. As a percentage of total revenue, total other operating expenses declined two percentage points from the prior year period to 41%.

Sales and marketing expenses increased 53% over the prior year period to $9.1 million, as a result of increased sales commissions, the build out of our marketing and sales support and management functions and recent acquisitions. As a percentage of product revenues, sales and marketing expenses declined from 24% in the second quarter of 2002 to 22% in the second quarter of 2003. Contributing to this decline was the impact of JARIT, whose sales and marketing cost structure was lower as a percentage of its product revenues than that of our Integra NeuroSciences and Integra Padgett sales organizations. Additionally, we incurred higher recruiting and training costs in the first half of 2002 from the large expansion of the Integra NeuroSciences(TM) sales force. Because a large portion of sales and marketing expenses is comprised of sales commissions, our sales and marketing costs are expected to remain relative consistent as a percentage of product revenues.

Research and development expenses increased 21% to $2.8 million in the second quarter of 2003, largely as a result of research and development activity in recently acquired businesses and the development of our next generation ultrasonic aspirator product line, which is expected to be completed in 2004. We recently announced our plans to consolidate many of the activities performed in our Corporate Research Center into our San Diego manufacturing facility. We anticipate that any potential cost savings from this initiative will be reallocated to other areas of our research and development and not a reduction in our overall research and development spending.

We are obligated to pay $1.5 million to the sellers of the Novus Monitoring Limited assets upon their achievement of a product development milestone. If such payment is made, we estimate that approximately $1.0 million will be recorded as an in-process research and development charge. Currently, we expect that the product development milestone will be achieved in 2004.

General and administrative expenses increased 64% to $4.7 million in the quarter, due primarily to costs incurred in operating and integrating businesses acquired in 2002 and 2003 and the additional facilities acquired since the prior year period. We expect that the rate of increase of general and administrative expenses will slow as we begin to realize the benefits of recently completed facility consolidations and continue to rationalize other operations, including our recently announced plans to consolidate our Integra NeuroSupplies distribution operations based in Connecticut into our Integra Signature Technologies facility in Massachusetts. Slightly offsetting these expected benefits is an expected increase in legal fees over the next twelve months related to the next phase of our litigation with Merck KGaA (see Note 9 to the unaudited consolidated financial statements) and higher insurance costs.

We expect to incur severance, facility closure, and other costs associated with the restructuring and facility consolidation activities planned for the remainder of 2003. We currently estimate that this amount will not exceed $400,000 and that most of these costs will be incurred in the third quarter of 2003.

Amortization expense increased $109% to $762,000 in the second quarter of 2003, as a result of amortization of intangible assets from recent acquisitions. In the near term, amortization expense is expected to remain consistent at approximately $800,000 per quarter.

NON-OPERATING INCOME AND EXPENSES

We recorded net interest expense of $198,000 in the second quarter of 2003, as compared to net interest income of $1.0 million in the prior year period, primarily as a result of $1.0 million of interest expense recorded on the contingent convertible subordinated notes we issued earlier this year. Of this amount, approximately $215,000 represents non-cash amortization of debt issuance costs. For the remainder of 2003, we expect that interest expense associated with our contingent convertible subordinated notes will exceed the interest income we earn on the larger cash and marketable securities balances on hand.

We will pay additional interest ("Contingent Interest") on our contingent convertible subordinated notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At June 30, 2003, the estimated fair value of the Contingent Interest obligation was $409,000. This represents a $45,000 increase from the initial fair value estimate and this increase was recorded in interest expense for the second quarter of 2003.

Debt issuance costs totaled $4.3 million and are being amortized using the straight-line method over the five-year term of the notes.

Other income increased by $396,000 to $451,000 and included $280,000 in gains realized on the sale of marketable securities. The remaining increase was primarily attributable to higher foreign currency-based transaction gains driven by the weakness in the U.S. dollar against the euro during the second quarter of 2003.

Income tax expense was approximately 36.6% and 35% of income before income taxes for the second quarter of 2003 and 2002, respectively. Income tax expense for the second quarter of 2003 and 2002 included a deferred income tax provision of $2.4 million and $1.8 million, respectively. The increase in the effective income tax rate in 2003 is based on our expectation that a greater proportion of taxable income in 2003 will be generated in higher tax jurisdictions.

We reported net income for the second quarter of 2003 of $5.4 million, or $0.18 per diluted share, as compared to net income of $4.2 million, or $0.14 diluted per share, for the prior year quarter.

In future periods, the "if-converted" method will be used to determine the dilutive effect on earnings per share of our 2 1/2% contingent convertible notes due 2008 in periods when the holders of such securities are permitted to exercise their conversion rights. See Note 5 to the unaudited consolidated financial statements appearing elsewhere in this report and "Liquidity and Capital Resources" below for a further discussion of the notes.


Six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002

For the six months ended June 30, 2003, total revenues increased by $27.2 million, or 52%, over the six months ended June 30, 2002 to $79.5 million. Product revenues increased by $27.1 million, or 55%, over the prior year period and accounted for substantially all of the growth in total revenues.

Revenues of products acquired since the second quarter of 2002 accounted for $18.4 million of the $27.1 million increase in product revenues over the prior year period. Excluding revenues from acquired product lines, product revenues grew by $8.7 million, or 18%, over the prior year period. Changes in foreign currency exchange rates accounted for $807,000 of this increase. Domestic product revenues increased $20.9 million during 2003 to $60.4 million, or 79% of product revenues, as compared to 80% of product revenues during 2002.

Each of our product lines contributed to our revenue growth over the prior year period. Revenues from our neuromonitoring product lines increased $4.1 million, or 24%, over the prior year period primarily as a result of increased sales of both our existing drainage systems and those acquired from NMT Medical in 2002 and our intracranial monitoring products. Our operating room product line revenues increased over the prior year period by $9.2 million, or 56%, largely as a result of sales of neurosurgical shunt products acquired from NMT Medical and Radionics in 2002 and continued growth in sales of our DuraGen(R) Dural Graft Matrix and NeuraGen(TM) Nerve Guide. Revenues from our instrument product lines increased by 148%, principally as a result of revenues from the Padgett and JARIT surgical instrument lines we acquired in 2002 and 2003. Increased sales of our Redmond(TM)-Ruggles(TM) instruments and Selector(R) Integra Ultrasonic Aspirator product line also contributed to the growth in our instrument revenues. Our private label product revenue grew by 32%, due in large part to revenues from Integra Signature, which we acquired in 2002.

Our gross margin on product revenues in 2003 was 60% as compared to 61% for the prior year period. The decrease was largely the result of the negative effect of approximately $860,000 of fair value purchase accounting adjustments for acquired inventory sold in 2003 and a change in our product mix attributable to our acquisition of JARIT Surgical Instruments. We recorded approximately $40,000 of fair value purchase accounting adjustments in the prior year period.

Other revenue increased by $84,000 from the prior year to $3.1 million, as a $986,000 increase in product development revenue was largely offset by a $766,000 decrease in licensing and distribution fees and a $146,000 decrease in government grant funding. The decrease in licensing and distribution fees reflects the effect of $750,000 in event payments we received from Johnson & Johnson in the six months ended June 30, 2002.

Total other operating expenses, which exclude cost of product revenues but include amortization, increased 46% to $33.0 million during 2003, compared to $22.5 million in the prior year period. As a percentage of total revenue, total other operating expenses declined two percentage points from the prior year period to 41%.

Sales and marketing expenses increased 44% over the prior year period to $16.7 million, as a result of increased sales commissions, the build out of our marketing and sales support and management functions and recent acquisitions. As a percentage of product revenues, sales and marketing expenses declined slightly from 24% in 2002 to 22% in the six months ending June 30, 2003. Contributing to this decline was the impact of JARIT, whose sales and marketing cost structure was lower as a percentage of its product revenues than that of our Integra NeuroSciences and Integra Padgett sales organizations. Additionally, we incurred higher recruiting and training costs in the first half of 2002 from the large expansion of the Integra NeuroSciences(TM) sales force.

Research and development expenses increased 24% to $5.4 million in 2003, largely as a result of research and development activity in businesses acquired in 2002 and the development of a next generation ultrasonic aspirator product line.

General and administrative expenses increased 63% to $9.6 million in 2003, due primarily to costs incurred in operating and integrating businesses acquired in 2002 and 2003. We expect that the rate of increase of general and administrative expenses will slow as we complete the integration of our acquired businesses and consolidate certain of our existing facilities.

Amortization expense increased 88% during 2003 to $1.3 million, as a result of amortization of intangible assets from recent acquisitions.

NON-OPERATING INCOME AND EXPENSES

We recorded net interest income of $578,000 in the six months ended June 30, 2003, as compared to net interest income of $2.0 million in the prior year period. This $1.4 million decrease was the result of a continued decline in interest rates earned on our invested cash and the $1.0 million of interest expense on the contingent convertible notes we issued in 2003.

In the six month period ended June 30, 2003, we realized a $500,000 gain on the sale of available-for-sale securities. This gain was reported in other income (expense), net.

Income tax expense was approximately 36.5% and 35% of income before income taxes for the six-month periods ending June 30, 2003 and 2002, respectively. Income tax expense for the six months ending June 30, 2003 and 2002 included a deferred income tax provision of $5.0 million and $3.6 million, respectively. The increase in the effective income tax rate in 2003 is based on our expectation that a greater proportion of taxable income in 2003 will be generated in higher tax jurisdictions.

We reported net income for the six-month period ending June 30, 2003 of $10.9 million, or $0.36 per diluted share, as compared to net income of $8.3 million, or $0.27 per diluted share, for the prior year period.

International Product Revenues and Operations

We generate significant revenues outside the United States in euros, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.

Because we have operations based in Europe and we generate certain revenues and incur certain operating expenses in British pounds and the euro, we will experience currency exchange risk with respect to foreign currency denominated revenues or expenses. We expect our exposure to currency exchange risk to increase in the future because the recently acquired JARIT business purchases substantially all of its instruments from vendors in Europe in euro-denominated transactions, but generates the majority of its sales in U.S. dollars. Additionally, we are substantially increasing the use of these vendors for purchases of our remaining instrument product lines (Redmond(TM)-Ruggles(TM),

Padgett). Historically, we have purchased the majority of these instruments through vendors in U.S. dollar-denominated transactions.

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

In general, we cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Our sales to foreign markets may be affected by local economic conditions. Relationships with customers and effective terms of sale frequently vary by country, and foreign sales often result in longer-term receivables than are typical in the United States.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                 (in thousands)
Product revenues:
Six months ended June 30, 2003 ..... $ 60,367    $ 10,722    $  2,644    $  2,634   $ 76,367
Six months ended June 30, 2002 .....   39,464       5,850       2,342       1,636     49,292

In the six months ending June 30, 2003, product revenues from customers outside the United States totaled $16.0 million, or 21% of consolidated product revenue, of which approximately 67% were to European customers. Of this amount, $8.3 million was generated in foreign currencies primarily by our foreign-based subsidiaries in the United Kingdom, Germany and France.

In the six months ending June 30, 2002, product revenues from customers outside the United States totaled $9.8 million, or 20% of consolidated product revenue, of which approximately 60% were to European customers. Of this amount, $3.0 million was generated in foreign currencies by our foreign-based subsidiaries in the United Kingdom, Germany and France.

Liquidity and Capital Resources

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Prior to 2001, we primarily relied on funds generated from private and public offerings of equity securities, research and collaboration funding, and borrowings under a revolving credit line to fund existing operations and capital expenditures. Since 2001, we have generated positive operating cash flows on an annual basis, including $15.7 million in 2001 and $32.0 million in 2002, and we generated $23.1 million of operating cash flows in the six months ending June 30, 2003.

Our principal uses of funds during the six month period ended June 30, 2003 were $42.2 million for acquisition consideration, $35.3 million for the purchase of treasury stock and $1.4 million for purchases of property and equipment. Principal sources of funds were approximately $116.1 million from the issuance of convertible notes, $23.1 million in operating cash flows and $7.1 million from the issuance of common stock through the exercise of stock options.

In March and April 2003, we received approximately $116.1 million of net proceeds from the sale of $120 million of our contingent convertible subordinated notes due 2008. We will pay interest on the notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The contingent interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert them into shares of our common under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity and the notes' holders may compel us to repurchase the notes upon a change of control.

On August 12, 2003, we entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. We will receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and will pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes. We will account for the interest rate swap as a fair value hedge in accordance with SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities".

We used approximately $35.3 million of the proceeds from the notes offering to repurchase 1.5 million shares of our common stock.

At June 30, 2003, we had cash, cash equivalents and current and non-current investments totaling approximately $202.0 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the short term. However, given the significant level of liquid assets and our objective to grow by acquisitions and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets.

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

                               2003          $2.0 million
                               2004           1.7 million
                               2005           0.9 million
                               2006           0.8 million
                               2007           0.8 million
                               Thereafter     2.0 million

We are obligated to pay Novus an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from Novus' products. Additionally, we are obligated to pay royalties based on sales of certain of our products, including $0.2 million in future guaranteed minimum royalty payments to the seller of a business we acquired in 2001, and fees to various group purchasing organizations based on a percentage of sales of certain of our products. We have no other significant future contractual obligations.

In February 2003, our Board of Directors authorized us to repurchase up to an additional 1,000,000 shares of our common stock for an aggregate purchase price not to exceed $15 million. We may repurchase shares under this program through February 2004 either in the open market or in privately negotiated transactions. Repurchases under this program are separate and in addition to the 1.5 million shares of common stock repurchased concurrent with the issuance of the contingent convertible notes in March 2003. Through June 30, 2003, we did not repurchase any shares of our common stock under this program.

During 2002, we repurchased approximately 100,000 shares of our common stock under a previously authorized share repurchase program.


FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

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

     o   the timing of regulatory approvals;

     o the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and other alliances;

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

Our competitive position will depend on our ability to achieve market acceptance for our products, implement production and marketing plans, secure regulatory approval for products under development, obtain patent protection and secure adequate capital resources. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, the introduction of a competitively priced onlay dural graft matrix could reduce the sales, or growth in sales, of our DuraGen(R) Dural Graft Matrix. We expect that one or more other companies will introduce such a product within the next two years.

Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun, and the Valleylab division of Tyco International Ltd. In addition, various of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for INTEGRA(R) Dermal Regeneration Template.

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

Another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we make a legal judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted.

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

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft Matrix and the INTEGRA(R) Dermal Regeneration Template, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Canada, Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. A recent case of BSE discovered in Canada has increased awareness of the issue in North America.

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

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. For example, our sales of shunt products could decline if neurosurgeons increase their use of programmable valves and we fail to introduce a competitive product or our sales of certain catheters may be adversely affected by the recent introduction of competitive products that contain anti-microbial agents intended to reduce the incidence of infection after implantation. If we are unable to develop additional, commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products, could harm acceptance of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important distribution alliances are our agreement with Ethicon, Inc., a division of Johnson & Johnson, relating to INTEGRA(R) Dermal Regeneration Template, and our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of these alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of private label products.

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

If Ethicon does terminate the agreement or if we determine that Ethicon is in breach of the agreement and we terminate the agreement, there is no assurance that we will be able to recover the money that we believe Ethicon is obligated to pay us under the agreement. If Ethicon does give us notice that it will terminate the agreement, it is possible that Ethicon will diminish its sales and marketing efforts for the product during the one-year notice period and that its sales will decline as a result. In addition, we may not be successful in sustaining or restoring the sales of the INTEGRA(R) Dermal Regeneration Template at current levels after the termination date. Finally, if Ethicon terminates the agreement it is possible that we may become involved in litigation with Ethicon, which could also impair our ability to sell products under our other agreements with Ethicon, including the BioPatch(R) and Instat(R) products.
Our ability to enter into agreements with collaborators depends in part on convincing them that our technology can help them achieve their goals and execute their strategies. This may require substantial time, effort and expense on our part with no guarantee that a relationship will result. We may not be able to establish or maintain these relationships on commercially acceptable terms. Our future agreements may not ultimately be successful. Even if we enter into collaborative or alliance agreements, our collaborators could terminate these agreements, or these agreements could expire before meaningful developmental milestones are reached. The termination or expiration of any of these relationships could have a material adverse effect on our business.

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

We generate significant revenues outside the United States in euros, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.

Because we have operating subsidiaries based in Europe and we generate certain revenues and incur certain operating expenses in British pounds and the euro, we experience currency exchange risk with respect to those foreign currency denominated revenues and expenses. Since we operate major facilities in the United Kingdom and France and purchase most of our surgical instruments in Germany (most of which we sell in the United States), our foreign currency denominated expenditures are expected to exceed our foreign currency denominated revenues.

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

In general, we cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

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


FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and those set forth under the heading "Factors That May Affect our Future Performance" in this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at June 30, 2003 would increase or decrease interest income by approximately $2.0 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

On August 12, 2003, we entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the contingent convertible notes. We will receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and will pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Treasurer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Senior Vice President, Finance and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Merck KGaA and we each appealed various decisions of the Court to the United States Court of Appeal for the Federal Circuit. In June 2003, the appellate court affirmed the Court's finding of infringement but found that the basis of the jury's calculation of damages was not clear from the trial record. The appellate court remanded the case to the trial court for further factual development and a new calculation of damages consistent with the appellate court's decision. The date of the new damages trial has not yet been determined.

We have not recorded any gain in connection with this matter.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 16, 2003, we issued and sold, in a private placement, $15.0 million aggregate principal amount of 2 1/2% Contingent Convertible Subordinated Notes due March 15, 2008. The notes are convertible into our common stock at a conversion rate of 29.2847 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $34.15 per share. Conversion of the notes is subject to certain conditions, including when the market price of our common stock on the previous trading day is more than 110% of the conversion price. In addition to fixed interest at the rate of 2 1/2% per year, the notes also pay contingent interest under certain circumstances. See Note 5 to our unaudited financial statements.

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

The aggregate offering price of the notes was $15.0 million, 100% of the principal amount thereof plus accrued interest from March 31, 2003. We received aggregate net proceeds of approximately $14.6 million, the difference between the aggregate offering price of the notes and the initial purchasers' discount of $450,000 million, or 3% of the principal amount of the notes.


ITEM 4.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 2003 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 25,985,421 shares of the Company's common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:

1. Election of directors to serve until the 2004 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

        Nominee                     For                 Withheld
        -----------------           ----------         ----------
        David C. Auth               23,085,975           172,942
        Keith Bradley               23,085,975           172,942
        Richard E. Caruso           20,391,705         2,867,212
        Stuart M. Essig             20,402,220         2,856,697
        Neal Moszkowski             23,085,975           172,942
        James M. Sullivan           23,085,975           172,942

2. Approval of the Company's 2003 Equity Incentive Plan. The Company's 2003 Equity Incentive Plan was approved. The tabulation of votes was as follows:

           For             Against          Abstentions
        ----------         ---------        -----------
        16,058,447         7,189,893           10,577

3. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

           For             Against          Abstentions
        ----------         ---------         -----------
        22,641,026          614,936                  2,955

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Reconciliation of non-GAAP financial measures to the most comparable GAAP measure.


(b) Reports on Form 8-K

On June 27, 2003 we filed a report on Form 8-K to update pro forma information related to our March 17, 2003 acquisition of all of the issued and outstanding capital stock of J. Jamner Surgical Instruments, Inc. and to report the results of our annual meeting of stockholders.

On June 27, 2003, we filed a report on Form 8-K to update portions of our Annual Report on Form 10-K for the year ended December 31, 2002 to reflect our change to a single operating segment and to remove certain non-GAAP disclosures.

On June 18, 2003, we filed a report on Form 8-K regarding the ruling of the United States Court of Appeals for the Federal Circuit in the case of Integra LifeSciences (et. al.) vs. Merck KGaA, et. al.

On April 25, 2003 we filed a report on Form 8-K regarding our earnings for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  August 14, 2003      /s/  Stuart M. Essig
                                    -------------------
                                    Stuart M. Essig
                                    President and Chief Executive Officer

        Date:  August 14, 2003      /s/ David B. Holtz
                                    -------------------
                                    David B. Holtz
                                    Senior Vice President, Finance and Treasurer

Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Reconciliation of non-GAAP financial measures to the most comparable GAAP measure.

EXHIBIT 31.1

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Stuart M. Essig, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holdings Corporation;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

                                                         /s/ Stuart M. Essig

                                                       ------------------------
                                                        Stuart M. Essig
                                                        Chief Executive Officer

EXHIBIT 31.2

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, David B. Holtz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holdings Corporation;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

                                             /s/ David B. Holtz

                                             ------------------------
                                             David B. Holtz
                                             Senior Vice President, Finance and
                                             Treasurer

Exhibit 32.1

Certification of Principal Executive Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the three and six month periods ended June 30, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003

                                                   By:    /s/ Stuart M. Essig
                                                      -----------------------
                                                         Stuart M. Essig
                                                         Chief Executive Officer




Certification of Principal Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the three and six month period ended June 30, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2003                     By:   /s/ David B. Holtz
                                                --------------------------------
                                                David B. Holtz
                                                Sr. Vice President, Finance and
                                                Treasurer

Exhibit 99.1

Reconciliation of non-GAAP financial measures to the most comparable GAAP measure:

1. In discussing increases in product revenues in the second quarter ended June 30, 2003 vs. the second quarter ended June 30, 2002, we state the following:

         "Excluding revenues from acquired product lines, second quarter product revenues grew by $4.3 million, or 17%, over the prior year quarter."

                                              Quarter Ended June 30,       Increase
                                                2003          2002        $        %
                                              --------      --------   -------   -----
                                                        ($ in thousands)
Total product revenues, as reported           $ 41,237      $ 24,773   $16,464    66%
Less: Sales of products acquired in 2003         7,010           --      7,010    N/A
      Sales of products acquired in 2002         5,167           --      5,167    N/A
                                              --------      --------   -------   -----
Product revenues excluding acquired products  $ 29,060      $ 24,773   $ 4,287    17%

2. In discussing increases in product revenues for the six month period ended June 30, 2003 vs. the six month period ended June 30, 2002, we state the following:

         "Excluding revenues from acquired product lines, product revenues grew by $8.7 million, or 18%, over the prior year period."

                                             Six Months Ended June 30,     Increase
                                                2003          2002        $        %
                                              --------      --------   -------   -----
                                                        ($ in thousands)
Total product revenues, as reported           $ 76,367      $ 49,292   $27,075    55%
Less: Sales of products acquired in 2003         8,142           --      8,142    N/A
      Sales of products acquired in 2002        10,210           --     10,210    N/A
                                              --------      --------   -------   -----
Product revenues excluding acquired products  $ 58,015      $ 49,292   $ 8,723    18%