Form 10-Q
period 2003-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2003-11-12
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    AS OF NOVEMBER 7, 2003 THE REGISTRANT HAD OUTSTANDING 27,149,060 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                                                               Page
Number

----------------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Statements of Operations for the three and nine
  months ended September 30, 2003 and 2002 (Unaudited)                                        3

Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
  and December 31, 2002                                                                       4

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2003 and 2002 (Unaudited)                                               5

Notes to Unaudited Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         36

Item 4.   Controls & Procedures                                                              36


PART II.          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   37


SIGNATURES                                                                                   38

Exhibits                                                                                     39





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

(In thousands, except per share amounts)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                     2003         2002         2003          2002

  REVENUES

  Product revenues ..............................                  $ 43,467     $ 29,231     $119,834      $ 78,523
  Other revenues ................................                     3,591          973        6,740         4,038
                                                                    -------      -------      -------       -------
           Total revenues .......................                    47,058       30,204      126,574        82,561

  COSTS AND EXPENSES

  Cost of product revenues ......................                    18,870       12,611       49,663        31,604
  Research and development ......................                     2,616        2,345        8,043         6,724
  In-process research and development ...........                        --        2,322           --         2,322
  Selling and marketing .........................                    10,090        6,720       26,748        18,320
  General and administrative ....................                     3,787        4,189       13,357        10,045
  Amortization ..................................                       773          425        2,112         1,139
                                                                    -------      -------      -------       -------
           Total costs and expenses .............                    36,136       28,612       99,923        70,154

  Operating income ..............................                    10,922        1,592       26,651        12,407

  Interest income ...............................                       734          832        2,343         2,847
  Interest expense ..............................                      (922)         (10)      (1,953)          (39)
  Other income (expense), net ...................                       309          (11)       1,109            21
                                                                    -------      -------      -------       -------
  Income before income taxes ....................                    11,043        2,403       28,150        15,236
  Income tax expense.............................                     4,210          840       10,461         5,333
                                                                    -------      -------      -------       -------
  Net income ....................................                    $6,833       $1,563     $ 17,689        $9,903
                                                                    =======      =======      =======       =======


  Basic net income per share.....................                    $ 0.24       $ 0.05       $ 0.61        $ 0.34

  Diluted net income per share...................                    $ 0.23       $ 0.05       $ 0.58        $ 0.32

  Weighted average common shares outstanding:
     Basic.......................................                    28,981       29,258       28,968        28,933
     Diluted.....................................                    30,286       30,654       30,404        30,740





               The accompanying notes are an integral part of these consolidated financial statements






                                      INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
(In thousands, except per share amounts)
                                                                                    September 30,       December 31,
                                                                                      2003               2002
                                                                                  ---------------     --------------
ASSETS
 Current Assets:
  Cash and cash equivalents ...............................                           $  83,951         $   43,583
  Short-term investments ..................................                              31,523             55,278
  Accounts receivable, net of allowances of
    $837 and $1,387 .......................................                              26,961             19,412
  Inventories .............................................                              38,395             28,502
  Prepaid expenses and other current assets ...............                               5,743              5,498
                                                                                       ----------         ----------
      Total current assets ................................                             186,573            152,273

 Non-current investments ..................................                              93,596             33,450
 Property, plant, and equipment, net ......................                              17,873             16,556
 Deferred income taxes, net ...............................                              24,659             25,218
 Identifiable intangible assets, net ......................                              51,070             23,091
 Goodwill .................................................                              22,566             22,073
 Other assets .............................................                               6,192              2,007
                                                                                       ----------         ----------
Total assets ..............................................                           $ 402,529          $ 274,668
                                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable, trade .................................                           $   6,604          $   3,764
  Income taxes payable ....................................                                 532                 --
  Customer advances and deposits ..........................                              10,429              7,908
  Deferred revenue ........................................                               3,317                816
  Accrued expenses and other current liabilities ..........                              11,561              9,433
                                                                                       ----------         ----------
      Total current liabilities ...........................                              32,443             21,921

 Long-term debt ...........................................                             119,911                 --
 Deferred revenue .........................................                                 406              3,263
 Other liabilities ........................................                               2,714              1,887
                                                                                       ----------         ----------
Total liabilities .........................................                             155,474             27,071

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
     27,582 and 27,204 issued and outstanding at
     September 30, 2003 and December 31, 2002,
     respectively .........................................                                 276                272
  Additional paid-in capital ..............................                             289,094            292,007
    Treasury stock, at cost; 759 and 106 shares at September                            (17,955)
    30, 2003 and December 31, 2002, respectively ..........                              (1,812)
  Other ...................................................                                  (6)               (15)
  Accumulated other comprehensive income (loss):
     Unrealized gains (losses) on available-for-sale
        securities ........................................                                (153)               861
     Foreign currency translation adjustment ..............                               3,483              1,618
     Minimum pension liability adjustment .................                              (1,050)            (1,011)
  Accumulated deficit .....................................                             (26,634)           (44,323)
                                                                                       ----------         ----------
    Total stockholders' equity ............................                             247,055            247,597
                                                                                       ----------         ----------
Total liabilities and stockholders' equity ................                          $  402,529         $  274,668
                                                                                       ==========         ==========

               The accompanying notes are an integral part of these consolidated financial statements

                                      INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)                                  (In thousands)
                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                  2003          2002
                                                                                              -----------   -----------
OPERATING ACTIVITIES:
    Net income ..................................................                                $17,689       $ 9,903
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and intangible asset amortization ...........                                  4,932         3,714
       Deferred income tax provision ............................                                  8,240         4,202
       In process research and development.......................                                     --         2,322
       Amortization of discount and premium on investments ......                                  1,344         1,471
       Gain on sale of assets, net ..............................                                   (369)           --
       Other, net ...............................................                                    385            53
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable ...................................                                 (3,900)       (1,053)
          Inventories ...........................................                                 (1,009)         (175)
          Prepaid expenses and other current assets .............                                   (234)         (550)
          Non-current assets ....................................                                 (1,051)          (42)
          Accounts payable, accrued expenses and
             other liabilities ..................................                                  2,969           807
          Customer advances and deposits ........................                                  3,022          (204)
          Deferred revenue ......................................                                   (857)           40
                                                                                               ---------     ---------
       Net cash provided by operating activities ................                                 31,161        20,488
                                                                                               ---------     ---------
INVESTING ACTIVITIES:
    Proceeds from sales/maturities of investments ...............                                109,877        20,940
    Purchases of available-for-sale investments .................                               (144,952)      (21,227)
    Cash used in acquisitions, net of cash acquired .............                                (42,688)      (11,344)
    Purchases of property and equipment .........................                                 (2,366)       (1,646)
                                                                                               ---------     ---------
       Net cash used in investing activities ....................                                (80,129)      (13,277)
                                                                                               ---------     ---------
FINANCING ACTIVITIES:
    Repayment of note payable ...................................                                     --        (3,600)
    Proceeds from exercised stock options........................                                  8,556         1,951
    Purchases of treasury stock .................................                                (35,403)           --
    Proceeds from issuance of convertible notes, net ............                                115,963            --
                                                                                               ---------     ---------
         Net cash provided by (used in) financing activities ....                                 89,116        (1,649)
                                                                                              ----------    ----------
Effect of exchange rate changes on cash and cash equivalents ....                                    220            62

Net increase in cash and cash equivalents........................                                 40,368         5,624

Cash and cash equivalents at beginning of period.................                                 43,583        44,518
                                                                                               ---------     ---------
Cash and cash equivalents at end of period.......................                                $83,951       $50,142
                                                                                               =========     =========

Non-cash investing and financing activities:
     Business acquisition costs accrued in liabilities ..........
         Business acquisition costs accrued in liabilities ......                                    982           744
         Accrued debt issuance costs ............................                                    269            --



The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              BASIS OF PRESENTATION

General

In the opinion of management, the September 30, 2003 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Current Report on Form 8-K dated June 27, 2003. As discussed in that report, in 2003 the Company began to report financial results under a single operating segment--the development, manufacturing, and distribution of medical devices.

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and estimates of costs to complete performance obligations associated with research, licensing, and distribution arrangements for which revenue is accounted for using percentage of completion accounting. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

The Company has reclassified certain prior year amounts to conform with the current year's presentation.

New Accounting Policy

Derivatives

The Company reports all derivatives at their estimated fair value and records changes in fair value in current earnings or defers these changes until a related hedged item is recognized in earnings, depending on the nature and effectiveness of the hedging relationship. The designation of a derivative as a hedge is made on the date the derivative contract is executed. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, the Company discontinues hedge accounting. All hedge ineffectiveness is included in current period earnings in other income (expense), net.

The Company documents all relationships between hedged items and derivatives. The Company's overall risk management strategy describes the circumstances under which the Company may undertake hedge transactions and enter into derivatives.

The objective of the Company's current risk management strategy is to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of its fixed rate debt.

The determination of fair value of derivatives is based on valuation models that use observable market quotes or projected cash flows and the Company's view of the creditworthiness of the derivative counterparty.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB deferred the effective date of SFAS 150 for certain mandatorily redeemable financial instruments and non-controlling interests. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will continue to evaluate the impact of EITF 00-21 on revenue arrangements it may enter into in the future.

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

The Company recognizes employee stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                    2003        2002         2003          2002
                                                  --------    --------     --------      --------
                                                     (in thousands, except per share amounts)
Net income:
   As reported .................................   $ 6,833    $ 1,563      $17,689       $ 9,903
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects ................    (1,520)    (1,298)      (4,164)       (3,699)
                                                   --------   --------     --------      --------
   Pro forma ...................................   $ 5,313    $   265      $13,525      $  6,204

 Net income per share:
   Basic:
   As reported .................................   $  0.24   $   0.05      $ 0.61        $  0.34
   Pro forma ...................................   $  0.18   $   0.01      $ 0.47        $  0.21

   Diluted:
   As reported .................................   $  0.23   $   0.05      $ 0.58        $  0.32
   Pro forma ...................................   $  0.18   $   0.01      $ 0.45        $  0.20


As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using a Black-Scholes model.

2.   ACQUISITIONS

In August 2003, the Company acquired substantially all of the assets of Tissue Technologies, Inc., the manufacturer and distributor of the UltraSoft(TM) line of implants for soft tissue augmentation of the facial area. The Company paid $0.5 million in cash at closing and is obligated to pay the seller up to an additional $1.6 million in cash, including contingent consideration based upon a multiple of the Company's sales of the UltraSoft product in the third year following the acquisition. The Company markets the UltraSoft products directly to cosmetic and reconstructive surgeons through its plastic and reconstructive surgery sales force and through a network of distributors. The acquired assets consist primarily of technology, which is being amortized on a straight-line basis over 10 years, and goodwill. Any future contingent consideration paid to the seller will be recorded as additional goodwill.

In March 2003, the Company acquired all of the outstanding capital stock of J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $42.7 million in cash, including expenses associated with the acquisition and net of $2.1 million of cash acquired, and subject to a working capital adjustment and other adjustments with respect to certain income tax elections. The Company has accrued an additional $1.0 million for the current estimate of the amount payable to the seller under the terms of this purchase price adjustment.

For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT sells through a nineteen person sales management force that works with over 100 distributor sales representatives.

The acquisition of JARIT has broadened Integra's existing customer base and surgical instrument product offering and has provided an opportunity to achieve operating costs savings, including the procurement of Integra's Ruggles(TM) and Padgett(TM) instruments products directly from the instrument manufacturers.

In connection with this acquisition, the Company recorded approximately $29.5 million of intangible assets, consisting primarily of trade name and customer relationships, which are being amortized on a straight-line basis over lives ranging from 5 to 40 years. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the JARIT acquisition:

                           Current assets .......................  $ 17,338
                           Property, plant and equipment ........     1,285
                           Intangible assets ....................    29,478
                           Other non-current assets .............       104
                                                                   ---------
                           Total assets acquired ................    48,205

                           Current liabilities ..................     2,391
                           Net assets acquired ..................  $ 45,814

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

The results of operations of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

The following unaudited pro forma financial information assumes that these acquisitions had occurred as of the beginning of each period (in thousands, except per share data):

                                       Nine Months Ended         Three Months Ended
                                         September 30,              September 30,
                                        2003        2002                2002
                                      --------     -------            --------
       Total revenue ................ $132,587    $121,705            $ 41,315
       Net income ...................   18,037      16,355               4,024

       Net income per share:
          Basic .....................  $  0.62     $  0.57            $   0.14
          Diluted....................  $  0.59     $  0.53            $   0.13

The impact of the Tissue Technologies acquisition was not material to these pro forma results.

The pro forma financial results for the nine months ended September 30, 2003 and 2002, and for the three months ended September 30, 2002, respectively, include approximately $0.1 million, $4.1 million and $1.4 million of gains associated with foreign currency forward purchase contracts owned by JARIT. The Company liquidated all of JARIT's foreign currency forward purchase contracts concurrently with the closing of the acquisition.

In August 2002, the Company acquired certain assets, including the NeuroSensor(TM) monitoring system and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom for $3.7 million in cash (including expenses associated with the acquisition), an additional $1.5 million to be paid upon Novus' achievement of a product development milestone, and up to an additional $2.5 million payable based upon revenues from Novus' products. The NeuroSensor(TM) system measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display. As part of the consideration paid, Novus has also agreed to conduct certain clinical studies on the NeuroSensor(TM) system, continue development of a next generation, advanced neuromonitoring product, and design and transfer to Integra a validated manufacturing process for these products. The assets acquired from Novus were accounted for as an asset purchase because the acquired assets did not constitute a business under SFAS No. 141 "Business Combinations".

3. AMENDMENT TO SUPPLY, DISTRIBUTION AND COLLABORATION AGREEMENT WITH ETHICON, INC.

In September 2003, Integra and ETHICON, Inc., a division of Johnson & Johnson, ("ETHICON") entered into an amendment to their Supply, Distribution and Collaboration Agreement, which governs the marketing and distribution rights to INTEGRA(R) Dermal Regeneration Template. ETHICON will continue to market and sell INTEGRA Dermal Regeneration Template through December 31, 2003 under the terms of the original agreement. On January 1, 2004, Integra will assume exclusive responsibility for the sales, marketing and distribution of the INTEGRA product. Under the terms of the amendment, ETHICON agreed to pay Integra $2.0 million on December 31, 2003 in connection with the termination of the agreement.

The Company and ETHICON resolved their disagreement regarding Integra's attainment of certain clinical and regulatory events outlined in the original agreement, and ETHICON agreed in September 2003 to pay $2.5 million to the Company in connection with the attainment of those events. This amount has been recorded as other revenue.

4.  INVENTORIES

Inventories consisted of the following:

                                                      September 30, December 31,
                                                         2003            2002
                                                         ----            ----
                                                            (in thousands)
   Raw materials..............................        $  8,439         $ 7,986
   Work-in process............................           5,864           3,019
   Finished goods.............................          24,092          17,497
                                                       -------         -------
                                                      $ 38,395         $28,502
                                                       =======         =======

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, were as follows:

      Balance at December 31, 2002 .....................................     $ 22,073
      Acquisitions .....................................................          141
      Reduction of Radionics purchase price ............................         (319)
      Foreign currency translation .....................................          712
      Other ............................................................          (41)
                                                                             --------
      Balance at September 30, 2003 ........................................ $ 22,566
                                                                             ========


The components of the Company's identifiable intangible assets were as follows:

                                                September 30, 2003            December 31, 2002
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                             (in thousands)
   Completed technology .......   15 years    $ 13,760    $ (3,037)     $ 13,165    $ (2,380)
   Customer relationships .....   21 years      16,405      (1,783)        4,661      (1,085)
   Trademarks/brand names .....   38 years      24,804        (870)        7,151        (445)
   All Other ..................   10 years       2,759        (968)        2,601        (577)
                                              --------  ------------    --------  ------------
                                              $ 57,728    $ (6,658)     $ 27,578    $ (4,487)
   Accumulated amortization ..                  (6,658)                   (4,487)
                                              ---------                 ---------
                                              $ 51,070                  $ 23,091
                                              =========                 =========

Excluding the effects of the acquisition of Spinal Specialties, Inc. in November 2003 (see Note 12), annual amortization expense is expected to approximate $2.9 million in 2003, $3.1 million in 2004, $2.9 million in 2005 and 2006, and $2.6 million in 2007. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

6.       DEBT

In March 2003, the Company completed a private placement of contingent convertible subordinated notes totaling $100.0 million, due 2008. The Company granted the initial purchasers an option to purchase up to an additional $20.0 million principal amount of notes, of which $5.0 million was exercised in March and the remaining $15.0 million was exercised in April.

The notes bear interest at 2.5 percent per annum, payable semiannually. The Company will pay additional interest ("Contingent Interest") if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56 per share. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $365,000 liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. The fair value of the Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At September 30, 2003, the estimated fair value of the Contingent Interest obligation was $458,000.

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

In September 2003, the Company registered the notes and the shares of common stock issuable upon conversion of the notes with the Securities and Exchange Commission.

Concurrent with the issuance of the notes, the Company used approximately $35.3 million of the proceeds to purchase 1.5 million shares of its common stock.

7.       INTEREST RATE SWAP AGREEMENT

In August 2003, the Company entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of its fixed rate contingent convertible subordinated notes. The Company receives a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pays to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rate resets each quarter. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the interest rate swap is recorded at fair value and changes in fair value are recorded in other income (expense), net. The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense for the three months ended September 30, 2003 reflects a $118,000 reduction in interest expense associated with the interest rate swap. Our effective interest rate on the hedged portion of the notes was 0.77%.

The net fair value of the interest rate swap at inception was $767,000. At September 30, 2003, the net fair value of the interest rate swap decreased $343,000 to $424,000 and this amount is included in other liabilities. In connection with this fair value hedge transaction, the Company recorded a $239,000 net increase in the carrying value of its contingent convertible notes. The $104,000 net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

8.       COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                     ----------------------- --------------------
                                                        2003         2002       2003       2002
                                                      --------     --------   --------   --------
                                                                     (in thousands)
  Net income ........................................ $  6,833      $ 1,563   $ 17,689   $  9,903
  Foreign currency translation adjustment ...........      309           61      1,865      1,188
  Unrealized holding gains (losses) on
     available-for-sale securities ..................     (188)         392       (405)       469
  Reclassification adjustment for (gains) losses
     included in net income .........................     (109)          17       (609)        17
                                                       --------     --------  --------   --------
  Comprehensive income .............................. $  6,845      $ 2,033   $ 18,540   $ 11,577
                                                       ========     ========  ========   ========


9.  NET INCOME PER SHARE

Basic and diluted net income per share were as follows:

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         -------------------   ----------------
                                                           2003       2002      2003     2002
                                                          ------     ------    ------    ------
                                                         (In thousands, except per share amounts)
Basic net income per share:
---------------------------
  Net income ........................................... $  6,833  $  1,563    $17,689    $9,903
  Dividends on Preferred Stock .........................       --        --         --      (159)
                                                         --------   --------   --------  --------
  Net income available to common stock ................. $  6,833  $  1,563    $17,689    $9,744

  Weighted average common shares outstanding ...........   28,981    29,258     28,968    28,933

  Basic net income per share ........................... $   0.24  $   0.05    $  0.61   $  0.34


Diluted net income per share:
---------------------------
  Net income ........................................... $  6,833  $  1,563    $17,689   $ 9,903
  Dividends on Preferred Stock .........................       --        --         --      (159)
                                                         --------  --------    --------  --------
  Net income available to common stock ................. $  6,833  $  1,563    $17,689   $ 9,744

  Weighted average common shares outstanding - Basic ...   28,981    29,258     28,968    28,933
  Effect of dilutive securities - stock options and
     warrants ..........................................    1,305     1,396      1,436     1,807
                                                         --------   --------   --------  --------
  Weighted average common shares outstanding for
  diluted earnings per share ...........................   30,286    30,654     30,404    30,740

  Diluted net income per share ......................... $   0.23  $   0.05    $  0.58   $  0.32

Options and warrants outstanding at September 30, 2003 and 2002, respectively, to purchase approximately 464,000 and 712,000 shares of common stock were excluded from the computation of diluted net income per share for the three and nine month periods ended September 30, 2003 and 2002 because their exercise price exceeded the average market price of the Company's common stock during the period. Notes payable outstanding at September 30, 2003 that are convertible into 3,514,166 shares of common stock were excluded from the computation of diluted net income per share for the three and nine month periods ended September 30, 2003 because the conditions required to convert the notes were not met. Prior to its conversion on April 16, 2002 into 600,000 shares of common stock, Series C Preferred Stock was excluded from the computation of diluted net income per share for the nine month period ended September 30, 2002 because its inclusion would have been antidilutive.

10.       PRODUCT REVENUE AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, and general surgery. The Company's product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments, and fixation systems, as well as innovative tissue repair products that incorporate our proprietary absorbable implant technology.

Product revenues are segregated into the following categories:

                                                          Three Months Ended   Nine Months Ended
                                                            September 30,         September 30,
                                                          ------------------   ------------------
                                                          2003         2002      2003       2002
                                                         ------       ------    ------     ------
                                                                       (in thousands)
   Neuromonitoring products............................. $ 11,679   $  9,725  $ 32,763   $ 26,705
   Operating room products..............................   13,555     10,195    38,976     26,461
   Instruments .........................................   13,141      3,517    31,746     11,022
   Private label products ..............................    5,092      5,794    16,349     14,335
                                                         --------   --------  --------   --------
   Total product revenues .............................. $ 43,467   $ 29,231  $119,834   $ 78,523

Certain of the Company's products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 27% and 33% of product revenues in the nine month periods ended September 30, 2003 and 2002, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Product revenues by major geographic area are summarized below:

                                           United                  Asia        Other
                                           States      Europe     Pacific     Foreign     Total
                                          --------    --------    --------    --------   --------
                                                               (in thousands)
Product revenues:
Three months ended September 30, 2003 ... $ 34,443    $  5,766    $  1,420    $  1,838   $ 43,467
Three months ended September 30, 2002 ...   23,604       3,959         878         790     29,231

Nine months ended September 30, 2003 .... $ 94,811    $ 16,010    $  4,283    $  4,730  $ 119,834
Nine months ended September 30, 2002 ....   63,068       9,809       3,220       2,426     78,523

11.      COMMITMENTS AND CONTINGENCIES

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

Merck KGaA and Integra each appealed various decisions of the Court to the United States Court of Appeals for the Federal Circuit. In June 2003 the appellate court affirmed the Court's finding of infringement but found that the basis of the jury's calculation of damages was not clear from the trial record. The appellate court remanded the case to the Court for further factual development and a new calculation of damages consistent with the appellate court's decision. The new damages trial has not been scheduled. Integra has not recorded any gain in connection with this matter.

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

12.      SUBSEQUENT EVENT

On November 1, 2003, the Company acquired all of the outstanding capital stock of Spinal Specialties, Inc. from I-Flow Corporation for approximately $6.0 million in cash, subject to a working capital adjustment. Spinal Specialties assembles and sells custom kits and products for chronic pain management, including the OsteoJect(TM) Bone Cement Delivery System and the ACCU-DISC(TM) Pressure Monitoring System. Spinal Specialties markets its products to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors.

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

General

Integra develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, and general surgery. Our product lines include traditional medical devices, such as monitoring and drainage systems, surgical instruments and fixation systems, as well as innovative tissue repair products that incorporate our proprietary absorbable implant technology.

To provide better insight into how our growth is distributed across our products, we report revenue by the following product lines:

- Neuromonitoring products, which include our intracranial monitoring systems, systems for cerebrospinal fluid drainage and cranial access, epilepsy monitoring electrodes and our Integra NeuroSupplies(TM) business;
- Operating Room products, which include the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, and our neurosurgical shunts, carotid shunts and absorbable collagen hemostatic agents;
- Instruments, which include JARIT(R) Surgical Instruments, Padgett(TM) Instruments, Ruggles(TM) neurosurgical and spinal instruments, and our ultrasonic aspirators; and
- Private Label products, which include INTEGRA(R) Dermal Regeneration Template, VitaCuff(R) catheter access infection control device, BioPatch(R) Antimicrobial Wound Dressing, and our absorbable collagen membranes and wound dressings and cranial fixation devices and custom cranial plates.

We sell our products directly through various sales forces and through a variety of distribution channels. Our direct sales organizations include the following:

- Our Integra NeuroSciences(TM) sales force provides neurosurgeons and critical care units with implants, devices, instruments, and systems used in neurosurgery, neuromonitoring, neurotrauma, and related critical care. Integra NeuroSciences' direct marketing effort in the United States and Europe currently involves more than 100 professionals, including direct salespeople (called neurospecialists in the United States), sales managers, and clinical educators who educate and train both our salespeople and customers in the use of our products. In all other markets, Integra NeuroSciences products are sold through a network of distributors.
- Our JARIT(R) Surgical Instruments sales force markets a wide variety of high quality surgical instruments for use in both traditional and minimally invasive surgery in virtually all surgical applications, including general, plastic, neuro, ear, nose and throat (ENT), cardiovascular, ob-gyn, and ophthalmic surgical procedures. JARIT sells its products in the United States through a nineteen-person sales management force that works with over 100 distributor sales representatives as well as certain original equipment manufacturer accounts. Outside the United States, JARIT sells its products through a network of distributors.
- Our Plastic and Reconstructive sales force markets a wide variety of high quality, reusable surgical instruments and implants for soft tissue augmentation of the facial area to plastic and reconstructive surgeons, burn surgeons, ENT surgeons, hospitals, surgery centers, and other physicians. We market these products primarily through an eight-person sales force in the United States and through a network of distributors elsewhere. Effective January 1, 2004, we will assume exclusive responsibility for the sales, marketing and distribution of the INTEGRA Dermal Regeneration Template product. Accordingly, it is our goal to increase the size of our Plastic and Reconstructive sales organization to sixteen people by the beginning of 2004.

We market our private label products through distribution partners or OEM customers. Our private label products address large, diverse markets, and we believe that we can develop and promote many of these products more cost-effectively through leveraging distribution partners than through developing them ourselves or selling them through our own direct sales infrastructure. We have partnered with market leaders, such as Johnson & Johnson, Medtronic, Wyeth, and Zimmer for the development and marketing efforts related to many of these products.

On November 1, 2003, we acquired all of the outstanding capital stock of Spinal Specialties, Inc. from I-Flow Corporation for approximately $6.0 million in cash, subject to a working capital adjustment. Spinal Specialties assembles and sells custom kits and products for chronic pain management, including the OsteoJect(TM) Bone Cement Delivery System and the ACCU-DISC(TM) Pressure Monitoring System. Spinal Specialties markets its products to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors. We will report sales of Spinal Specialties products as instrument revenues.

Certain of our products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 27% and 33% of product revenues in the nine month periods ended September 30, 2003 and 2002, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business or our ability to expand our business.

Acquisitions

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our acquisitions of the assets of Tissue Technologies, Inc. in August 2003, J. Jamner Surgical Instruments, Inc. ("JARIT") in March 2003, the epilepsy monitoring and neurosurgical shunt business of the Radionics division of Tyco Healthcare Group in December 2002, Padgett Instruments, Inc. in October 2002, certain assets of Novus Monitoring Limited in August 2002, the neurosciences division of NMT Medical, Inc. in August 2002, and Signature Technologies, Inc. in July 2002, may make our financial results for the three and nine month periods ended September 30, 2003 not directly comparable to those of the corresponding prior year periods. Reported product revenues for the three and nine month periods ended September 30, 2003 and 2002 included the following amounts in revenues from acquired product lines:

                                                          Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                           2003        2002      2003       2002
                                                          ------      ------    ------     ------
                                                                       (in thousands)

Neuromonitoring
   Products acquired during 2003 ................        $    --     $    --   $    --    $    --
   Products acquired during 2002 ................          1,051         606     2,818        606
   All other product revenues ...................         10,628       9,119    29,945     26,099
                                                          ------      ------    ------     ------
   Total Neuromonitoring product revenues .......         11,679       9,725    32,763     26,705

Operating Room
   Products acquired during 2003 ................        $    --     $    --   $    --    $    --
   Products acquired during 2002 ................          2,310       1,195     7,154      1,195
   All other product revenues ...................         11,245       9,000    31,822     25,266
                                                          ------      ------    ------     ------
   Total Operating Room product revenues ........         13,555      10,195    38,976     26,461

Instruments
   Products acquired during 2003 ................        $ 7,719     $    --   $15,861    $    --
   Products acquired during 2002 ................          1,090          --     3,245         --
   All other product revenues ...................          4,332       3,517    12,640     11,022
                                                          ------      ------    ------     ------
   Total Instruments product revenues ...........         13,141       3,517    31,746     11,022

Private Label
   Products acquired during 2003 ................        $    --     $    --   $    --    $    --
   Products acquired during 2002 ................            673         732     2,191        732
   All other product revenues ...................          4,419       5,062    14,158     13,603
                                                          ------      ------    ------     ------
   Total Private Label product revenues .........          5,092       5,794    16,349     14.335

Consolidated
   Products acquired during 2003 ................        $ 7,719     $    --   $15,861     $   --
   Products acquired during 2002 ................          5,124       2,533    15,408      2,533
   All other product revenues ...................         30,624      26,698    88,565     75,990
                                                          ------      ------    ------     ------
   Total product revenues .......................         43,467      29,231   119,834     78,523




Results of Operations

Third quarter ended September 30, 2003 compared to third quarter ended September 30, 2002

For the quarter ended September 30, 2003, total revenues increased by $16.9 million, or 56%, over the quarter ended September 30, 2002 to $47.1 million. This increase was primarily attributable to an increase in product revenues of $14.2 million, or 49%, over the prior year period. Other revenue increased by $2.6 million primarily due to a $2.5 million event payment from ETHICON for the achievement of various regulatory objectives.

Revenues from product lines acquired since the third quarter of 2002 accounted for $10.3 million of the $14.2 million increase in product revenues over the prior year period. Excluding revenues from acquired product lines, third quarter product revenues grew by $3.9 million, or 15%, over the prior year quarter. Changes in foreign currency exchange rates accounted for $362,000 of this $3.9 million increase and a $533,000 increase in total product revenues. Domestic product revenues increased $10.8 million in the third quarter of 2003 to $34.4 million, or 79% of product revenues, as compared to 81% of product revenues in the third quarter ended September 30, 2002.

Revenues from our neuromonitoring product lines increased $2.0 million, or 20%, over the prior year period primarily as a result of increased sales of our intracranial monitoring products and drainage systems. Our operating room product line revenues increased over the prior year period by $3.4 million, or 33%, largely as a result of growth in sales of our DuraGen(R) Dural Graft Matrix and NeuraGen(TM) Nerve Guide products and sales of neurosurgical shunt products acquired from NMT Medical and Radionics in 2002. Revenues from our instrument product lines increased by $9.6 million, or 274%, principally as a result of revenues from the Padgett and JARIT surgical instrument lines we acquired in 2002 and 2003, respectively. Increased sales of our ultrasonic aspirator products contributed the remainder of the growth in instrument product revenues. Our private label product revenue decreased by $702,000, or 12%, primarily due to a decline in revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product. Sales of the Absorbable Collagen Sponge are expected to be lower through mid-2004 while Medtronic's existing inventory is consumed. Although sales of certain private label products vary highly from quarter to quarter depending on the timing and size of orders placed by our marketing partners, we do not believe that the variability is as significant on an annual basis.

We expect that our future revenue growth will be driven by our expanded product lines, domestic and international sales and marketing organizations, and distribution channels, the introduction of internally developed and acquired products, and the direct sale by us of the INTEGRA(R) Dermal Regeneration Template product starting in 2004. We also seek to acquire businesses that complement our existing products and operations.

Our product revenues are subject to quarterly fluctuations, based on business conditions and on the availability of funds for capital purchases by hospitals. Our product revenues in the fourth quarter of each calendar year typically benefit from hospitals' utilization of funding available at the end of their fiscal years, our tying of compensation of our sales people to meeting annual quotas, and annual minimum purchase requirements in supply and distribution contracts with our private label customers.

Our gross margin on product revenues was 57% in both the third quarters of 2003 and 2002. A change in our product mix attributable to recent acquisitions, $401,000 of fair value purchase accounting adjustments from the sale of acquired JARIT inventory during the quarter, and temporary inefficiencies resulting from recently completed product manufacturing transitions negatively affected our current period gross margin. We expect these manufacturing transition activities will begin to have a positive effect on our gross margins in 2004. We recorded $225,000 fair value purchase accounting adjustments in the third quarter of 2002.

In September 2003, we and ETHICON amended our Supply, Distribution and Collaboration Agreement for the INTEGRA Dermal Regeneration Template to provide for the return to us on January 1, 2004 of the exclusive right to sell, market and distribute the INTEGRA product. In the fourth quarter of 2003, we expect to record a significant increase in other revenue and other income in connection with this amendment. ETHICON is required to pay $2.0 million to us on December 31, 2003 in connection with the termination of the agreement. Additionally, on December 31, 2003 ETHICON will forfeit all unused advances paid to us for the purchase of inventory, which totaled $9.5 million at September 30, 2003. This amount is recorded in customer advances and deposits. We are also accelerating the amortization of the remaining balance of the upfront license fee paid to us in 1999 over the remaining three months of the amended term. We have been amortizing this amount over the ten-year term of the original agreement.

Total other operating expenses, which excludes cost of product revenue but includes amortization, increased 8% to $17.3 million in the third quarter of 2003, compared to $16.0 million in the third quarter of 2002.

Research and development expenses decreased 44% to $2.6 million in the third quarter of 2003, largely as a result of the $2.3 million in-process research and development charges taken in the third quarter of 2002 in connection with acquisitions. We recently announced our plans to consolidate all of the activities performed in our Corporate Research Center into our San Diego manufacturing facility by the end of 2003. We anticipate that any potential cost savings from this initiative will be reallocated to other areas of our research and development organization and will not reduce our overall research and development spending.

We are obligated to pay $1.5 million to the sellers of the Novus Monitoring Limited assets upon their achievement of a product development milestone. If such payment is made, we estimate that approximately $1.0 million will be recorded as an in-process research and development charge. Currently, we expect that the product development milestone will be achieved in either the fourth quarter of 2003 or in 2004.

Sales and marketing expenses increased 50% over the prior year period to $10.1 million as a result of increased sales commissions and the growth in our marketing, sales support and sales management functions. Sales and marketing expenses were 23% of product revenues in both the third quarter of 2003 and 2002. Sales and marketing expenses are expected to continue to increase as we increase our marketing and sales infrastructure, particularly in the plastic and reconstructive sales organization.

General and administrative expenses decreased 10% to $3.8 million in the quarter. In the third quarter of 2002, we incurred certain costs related to abandoned acquisitions and the integration of the three acquisitions we closed during the quarter and various expenses associated with terminated distribution agreements. During the third quarter of 2003, we continued the facility consolidation initiatives begun earlier this year and transferred our Integra NeuroSupplies distribution operation based in Connecticut to our Integra Signature Technologies facility in Massachusetts. We expect that the benefits of these efforts will be slightly offset by an increase in legal fees over the next twelve months related to the next phase of our litigation with Merck KGaA (see
Note 11 to the unaudited consolidated financial statements) and higher insurance costs.

Amortization expense increased $348,000 to $773,000 in the third quarter of 2003 as a result of amortization of intangible assets from recent acquisitions. Excluding the effects of the acquisition of Spinal Specialties, Inc. in November 2003 (see Note 12 to the unaudited consolidated financial statements), amortization expense is expected to remain consistent at approximately $800,000 per quarter in the near term.

In the fourth quarter of 2003, we expect that the significant increase in other revenue and other income resulting from the amendment of the agreement with ETHICON will be partially offset by a significant increase in operating expenses. This expectation is based on our plans to accelerate spending related to the increase in our plastic and reconstructive surgery sales force by the end of 2003 prior to taking over distribution of the INTEGRA product and to accelerate spending in other unrelated programs.

NON-OPERATING INCOME AND EXPENSES

We recorded net interest expense of $188,000 in the third quarter of 2003, as compared to net interest income of $822,000 in the prior year period, primarily as a result of $1.0 million of interest expense recorded on the contingent convertible subordinated notes we issued earlier this year. Of this amount, approximately $215,000 represents non-cash amortization of debt issuance costs. Debt issuance costs totaled $4.3 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our contingent convertible subordinated notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56 per share. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At September 30, 2003, the estimated fair value of the Contingent Interest obligation was $458,000.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate contingent convertible subordinated notes. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense for the three months ended September 30, 2003 reflects a $118,000 reduction in interest expense associated with the interest rate swap.

The net fair value of the interest rate swap at inception was $767,000. At September 30, 2003, the net fair value of the interest rate swap decreased $343,000 to $424,000, and this amount is included in other liabilities. In connection with this fair value hedge transaction, we recorded a $239,000 net increase in the carrying value of our contingent convertible notes. The net $104,000 difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

Our net other income/expense increased by $320,000 from $11,000 of expense to $309,000 of income and included $109,000 in gains realized on the sale of marketable securities and the $104,000 gain from the ineffective portion of our interest rate swap hedge.

Income tax expense was approximately 38% and 35% of income before income taxes for the third quarters of 2003 and 2002, respectively. Income tax expense for the third quarters of 2003 and 2002 included a deferred income tax provision of $3.2 million and $0.6 million, respectively. The increase in the effective income tax rate in 2003 results primarily from a change in the geographic mix of projected taxable income for 2003, including the effects of the additional revenue associated with the amendment to our distribution agreement with ETHICON.

We reported net income for the third quarter of 2003 of $6.8 million, or $0.23 per diluted share, as compared to net income of $1.6 million, or $0.05 diluted per share, for the prior year quarter.

In periods when the holders of such securities are permitted to exercise their conversion rights, the "if-converted" method will be used to determine the dilutive effect on earnings per share of our 2 1/2% contingent convertible notes, which are convertible into approximately 3.5 million shares of common stock.

Nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

For the nine months ended September 30, 2003, total revenues increased by $44.0 million, or 53%, over the nine months ended September 30, 2002 to $126.6 million. Product revenues increased by $41.3 million, or 53%, over the prior year period and accounted for nearly all of the growth in total revenues.

Revenues of products acquired since the third quarter of 2002 accounted for $28.7 million of the $41.3 million increase in product revenues over the prior year period. Excluding revenues from acquired product lines, product revenues grew by $12.6 million, or 17%, over the prior year period. Changes in foreign currency exchange rates accounted for $1.2 million of this increase. Domestic product revenues increased $31.7 million during 2003 to $94.8 million, or 79% of product revenues, as compared to 80% of product revenues during 2002.

Revenues from our neuromonitoring product lines increased $6.1 million, or 23%, over the prior year period primarily as a result of increased sales of our intracranial monitoring products and our drainage systems. Our operating room product line revenues increased over the prior year period by $12.5 million, or 47%, largely as a result of growth in sales of our DuraGen(R) Dural Graft Matrix and NeuraGen(TM) Nerve Guide products and sales of neurosurgical shunt products acquired from NMT Medical and Radionics in 2002. Revenues from our instrument product lines increased by $20.7 million, or 188%, principally as a result of revenues from the Padgett and JARIT surgical instrument lines we acquired in 2002 and 2003, respectively. Increased sales of our Selector(R) Integra Ultrasonic Aspirator product line also contributed to the growth in our instrument revenues. Our private label product revenue grew by $2.0 million, or 14%, due in large part to revenues from Integra Signature Technologies, which we acquired in 2002. A decline in revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product was offset by increased sales of our other private label products.

Our gross margin on product revenues in 2003 was 59% as compared to 60% for the prior year period. A change in our product mix attributable to recent acquisitions, $1.3 million of fair value purchase accounting adjustments from the sale of acquired inventory during the year, and temporary inefficiencies resulting from the recently completed product manufacturing transitions negatively affected the 2003 gross margin. We recorded $225,000 of fair value purchase accounting adjustments in the prior year period.

Other revenue increased by $2.7 million from the prior year to $6.7 million as a result of increased product development revenue and event payments from ETHICON.

Total other operating expenses, which exclude cost of product revenues but include amortization, increased 30% to $50.3 million during 2003, compared to $38.6 million in the prior year period.

Sales and marketing expenses increased 46% over the prior year period to $26.7 million, as a result of increased sales commissions, the build out of our marketing and sales support and management functions and recent acquisitions. As a percentage of product revenues, sales and marketing expenses declined slightly from 23% in 2002 to 22% in the nine months ending September 30, 2003.

Research and development expenses decreased 11% to $8.0 million in 2003, largely as a result of the $2.3 million of in-process research and development charges taken in the third quarter of 2002 in connection with acquisitions. Offsetting this was an increase in year-to-date research and development spending from operations acquired in the third quarter of 2002.

General and administrative expenses increased 33% to $13.4 million in 2003, due primarily to costs incurred in operating and integrating businesses acquired in 2002 and 2003, increased headcount, and higher insurance costs.

Amortization expense increased $1.0 million during 2003 to $2.1 million, as a result of amortization of intangible assets from recent acquisitions.

NON-OPERATING INCOME AND EXPENSES

We recorded net interest income of $390,000 in the nine months ended September 30, 2003, as compared to net interest income of $2.8 million in the prior year period. This $2.4 million decrease was the result of $2.1 million of interest expense recorded on the contingent convertible notes we issued in 2003 and a continued decline in interest rates earned on our invested cash. Interest expense associated with the contingent convertible notes includes $430,000 of non-cash amortization of debt issuance costs.

Interest expense for the nine months ended September 30, 2003 reflects a $118,000 benefit associated with our interest rate swap.

Our net other income/expense increased by $1.1 million in 2003. This amount included $609,000 in gains realized on the sale of marketable securities and a $104,000 benefit from the ineffective portion of our interest rate swap hedge.

Income tax expense was approximately 37% and 35% of income before income taxes for the nine-month periods ending September 30, 2003 and 2002, respectively. Income tax expense for the nine months ending September 30, 2003 and 2002 included a deferred income tax provision of $8.2 million and $4.2 million, respectively.

We reported net income for the nine-month period ending September 30, 2003 of $17.7 million, or $0.58 per diluted share, as compared to net income of $9.9 million, or $0.32 per diluted share, for the prior year period.

International Product Revenues and Operations

We generate significant revenues outside the United States in euros, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar.
For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries where the U.S. dollar has increased or decreased in value compared to the local currency.

Because we have operations based in Europe and we generate certain revenues and incur certain operating expenses in British pounds and the euro, we will experience currency exchange risk with respect to foreign currency denominated revenues or expenses. Our exposure to currency exchange risk has increased because the recently acquired JARIT business purchases substantially all of its instruments from vendors in Europe in euro-denominated transactions, but generates the majority of its sales in U.S. dollars. Additionally, we are substantially increasing the use of these vendors for purchases of our other instrument product lines. Historically, we have purchased the majority of these instruments through vendors in U.S. dollar-denominated transactions.

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

Our sales to foreign markets may be affected by local economic conditions. Relationships with customers and terms of sale frequently vary by country, and foreign sales often result in longer-term receivables than are typical in the United States.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Nine months ended September 30, 2003 $ 94,811    $ 16,010    $  4,283    $  4,730    $ 119,834
Nine months ended September 30, 2002   63,068       9,809       3,220       2,426       78,523

In the nine months ending September 30, 2003, product revenues from customers outside the United States totaled $25.0 million, or 21% of consolidated product revenues, of which approximately 64% were to European customers. Of this amount, $13.9 million was generated in foreign currencies primarily by our subsidiaries in the United Kingdom, Germany and France.

In the nine months ending September 30, 2002, product revenues from customers outside the United States totaled $15.5 million, or 20% of consolidated product revenue, of which approximately 63% were to European customers. Of this amount, $8.5 million was generated in foreign currencies by our subsidiaries in the United Kingdom, Germany and France.

Liquidity and Capital Resources

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Prior to 2001, we primarily relied on funds generated from private and public offerings of equity securities, research and collaboration funding, and borrowings under a revolving credit facility to fund existing operations and capital expenditures. Since 2001, we have generated positive operating cash flows on an annual basis, including $15.7 million in 2001 and $32.0 million in 2002, and we have generated $31.2 million of operating cash flows in the nine months ending September 30, 2003.

Our principal uses of funds during the nine month period ended September 30, 2003 were $42.7 million for acquisition consideration, $35.4 million for the purchase of treasury stock, $35.1 million for purchases of investments, net of maturities and sales, and $2.4 million for purchases of property and equipment. Principal sources of funds were approximately $116.0 million from the issuance of convertible notes, $31.2 million in operating cash flows and $8.6 million from the issuance of common stock through the exercise of stock options.

In March and April 2003, we received approximately $116.0 million of net proceeds from the sale of $120.0 million of our contingent convertible subordinated notes due 2008. We will pay interest on the notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The contingent interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes into shares of our common under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control.

In August 2003, we entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

At September 30, 2003, we had cash, cash equivalents and current and non-current investments totaling approximately $209.1 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the short term. However, given the significant level of liquid assets and our objective to grow by acquisitions and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets.

We are obligated to pay $3.0 million of interest per year on our contingent convertible notes and to repay their principal amount of $120.0 million on March 15, 2008 if the notes are not converted into common stock before that date.

We are contractually obligated to pay the following amounts under the terms of operating lease agreements for our facilities:

                2003                  $1.9 million
                2004                   1.6 million
                2005                   1.0 million
                2006                   0.8 million
                2007                   0.8 million
                Thereafter             2.0 million

We are obligated to pay Novus an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from products that either we purchased from Novus or that Novus develops for us. We are also obligated to pay the seller of the Tissue Technologies business up to an additional $1.6 million in cash, including contingent consideration based upon a multiple of our sales of the acquired UltraSoft(TM) products in the third year following the acquisition. We currently estimate that we will pay the seller of the JARIT business an additional $1.0 million in cash consideration based on working capital and other adjustments with respect to certain income tax elections. Additionally, we are obligated to pay royalties based on sales of certain of our products and fees to various group purchasing organizations based on a percentage of sales of certain of our products. We have no other significant future contractual obligations.

In February 2003, our Board of Directors authorized us to repurchase up to an additional 1.0 million shares of our common stock for an aggregate purchase price not to exceed $15 million. We may repurchase shares under this program through February 2004 either in the open market or in privately negotiated transactions. Repurchases under this program are separate and in addition to the
1.5 million shares of common stock repurchased concurrent with the issuance of the contingent convertible notes in March 2003. Through September 30, 2003, we have purchased a de minimus amount of shares of our common stock under this program.

During 2002, we repurchased approximately 100,000 shares of our common stock under a previously authorized share repurchase program.

In November 2003, we paid $6.0 million in cash to acquire the stock of Spinal Specialties, Inc., a subsidiary of I-Flow Corporation.

Use of Estimates and Critical Accounting Policies

The following discussion is an update to our critical accounting policy disclosure as reported under the heading "Use of Estimates and Critical Accounting Policies" in our 2002 Annual Report on Form 10-K.

Derivatives

We report all derivatives at their estimated fair value and record changes in fair value in current earnings or defer these changes until a related hedged item is recognized in earnings, depending on the nature and effectiveness of the hedging relationship. The designation of a derivative as a hedge is made on the date the derivative contract is executed. On an ongoing basis, we assess whether each derivative continues to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, we discontinue hedge accounting. All hedge ineffectiveness is included in current period earnings in other income (expense), net.

We document all relationships between hedged items and derivatives. Our overall risk management strategy describes the circumstances under which we may undertake hedge transactions and enter into derivatives. The objective of our current risk management strategy is to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate debt.

The determination of fair value of derivatives is based on valuation models that use observable market quotes or projected cash flows and our view of the creditworthiness of the derivative counterparty.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.


Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, the introduction of a competitively priced onlay dural graft matrix could reduce the sales, or growth in sales, of our DuraGen(R) Dural Graft products. We expect that one or more other companies will introduce such a product within the next two years.

Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun, and the Valleylab division of Tyco International Ltd. In addition, various of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our plastic and reconstructive surgery business is small compared to its principal competitors, which include major medical device and wound care companies such as ETHICON Inc., Smith and Nephew, Inamed, Mentor, and Zimmer. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for INTEGRA(R) Dermal Regeneration Template.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 14 businesses or product lines at a total cost of approximately $114 million.

We may be unable to continue to implement our growth strategy, and our strategy may be ultimately unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

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

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft products, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Canada, Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. A recent case of BSE discovered in Canada has increased awareness of the issue in North America.

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the manufacture of our products is derived only from the Achilles tendon of cattle from the United States, where no cases of BSE have been reported. Scientists and regulatory authorities classify the Achilles tendon as having a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion) compared with other parts of the body. Additionally, we use processes in the manufacturing of our products that are believed to inactivate prions. Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. New regulation, or a ban of our products, could have a material effect on our current business or our ability to expand our business.


Lack Of Market Acceptance For Our Products Or Market Preference For Technologies That Compete With Our Products Could Reduce Our Revenues And Profitability.

We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with the INTEGRA(R) Dermal Regeneration Template.

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

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. For example, our sales of shunt products could decline if neurosurgeons increase their use of programmable valves and we fail to introduce a competitive product or our sales of certain catheters may be adversely affected by the recent introduction by other companies of catheters that contain anti-microbial agents intended to reduce the incidence of infection after implantation. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

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

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect our Camino(R) and Ventrix(R) lines of intracranial pressure monitors and catheters, which we assemble using many different electronic parts from numerous suppliers. While we are not dependent on sole-source suppliers, if we were suddenly unable to purchase products from one or more of these companies, we could need a significant period of time to qualify a replacement, and the production of any affected products could be disrupted. While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

If Any Of Our Manufacturing Facilities Were Damaged And/Or Our Manufacturing Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Seriously Harmed.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility that manufactures our Camino(R) and Ventrix(R) product line is as susceptible to earthquake damage, wildfire damage, and power losses from electrical shortages as are other businesses in the Southern California area. Our silicone manufacturing plant in Anasco, Puerto Rico is vulnerable to hurricane damage. Although we maintain property damage and business interruption insurance coverage on these facilities, we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

Changes In The Health Care Industry May Require Us To Decrease The Selling Price For Our Products Or Could Result In A Reduction In The Size Of The Market For Our Products, Each Of Which Could Have A Negative Impact On Our Financial Performance.

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

o major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
o numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
o we are party to contracts with group purchasing organizations that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
o there is economic pressure to contain health care costs in international markets;
o there are proposed and existing laws and regulations in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
o there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

Regulatory Oversight of the Medical Device Industry Might Affect The Manner in Which We May Sell Medical Devices

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

In October 2003 ADVAMED, Inc., the principal U.S. trade association for the medical device industry, promulgated a model "code of conduct" that sets forth standards by which its members should abide in the promotion of their products.

In addition, we have in place policies and procedures for compliance which we believe are as stringent, or more stringent, than those set forth in the ADVAMED code. Nevertheless, we believe that the sales and marketing practices of our industry will be subject to increased scrutiny from government agencies.

Our Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

Our revenue stream and our business strategy depend in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important alliance is our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of any of our alliances, such as the pending termination of our alliance with Ethicon, Inc., would require us to develop other means to distribute the affected products affected and could adversely affect our expectations for the growth of private label products.

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

Much of the revenue that we may receive under these collaborations will depend upon our collaborators' ability to successfully introduce, market and sell new products derived from our products. Our success depends in part upon the performance by these collaborators of their responsibilities under these agreements. Some collaborators may not perform their obligations when and as we expect. Thus revenues to be derived from collaborations may vary significantly over time and be difficult to forecast. Some of the companies we currently have alliances with or are targeting as potential allies offer products competitive with our products or may develop competitive production technologies or competitive products outside of their collaborations with us that could have a material adverse effect on our competitive position.

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

Interest Rate and Credit Risk

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities and on the fair value of our contingent convertible notes. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at September 30, 2003 would increase or decrease interest income by approximately $2.1 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

As previously discussed in "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations", in August 2003 we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate contingent convertible subordinated notes. We are exposed to the risk of interest rate fluctuations on the cash flows associated with this interest rate swap agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap agreement would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Employment Agreement of Gerard Carlozzi dated September 25, 2003
10.2 Amended and Restated Employment Agreement of John B. Henneman, III dated October 31, 2003
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Reconciliation of non-GAAP financial measures to the most comparable GAAP measure



(b) Reports on Form 8-K

On September 22, 2003 we filed a report on Form 8-K regarding the implementation by Stuart Essig and Keith Bradley of sales plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.

On July 31, 2003 we filed a report on Form 8-K regarding our earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  November 12, 2003   /s/  Stuart M. Essig
                                    -------------------
                                    Stuart M. Essig
                                    President and Chief Executive Officer

         Date:  November 12, 2003   /s/ David B. Holtz
                                    -------------------
                                    David B. Holtz
                                    Senior Vice President, Finance and Treasurer

Exhibits

10.1     Employment Agreement of Gerard Carlozzi dated September 25, 2003
10.2 Amended and Restated Employment Agreement of John B. Henneman, III dated October 31, 2003
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Reconciliation of non-GAAP financial measures to the most comparable GAAP measure

EXHIBIT 10.1

EMPLOYMENT AGREEMENT

         This employment agreement (this "Agreement") is made as of the 25th day of September, 2003 by and between Integra LifeSciences Holdings Corporation, a Delaware Corporation (the "Company") and Gerard S. Carlozzi ("Executive").

Background

         Company desires to employ the Executive as the Chief Operating Officer of the Company, and Executive desires to be in the employ of Company, on the terms and conditions contained in this Agreement. Executive will be substantially involved with Company's operations and management and will learn trade secrets and other confidential information relating to Company and its customers; accordingly, the noncompetition covenant and other restrictive covenants contained in Section 14 of this Agreement constitute essential elements hereof.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intended to be legally bound hereby, the parties hereto agree as follows:

Terms

         1. Definitions. The following words and phrases shall have the meanings set forth below for the purposes of this Agreement (unless the context clearly indicates otherwise):

                  (a) "Base Salary" shall have the meaning set forth in Section
        5.

                  (b) "Board" shall mean the Board of Directors of Company, or any successor thereto.

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

                           (5) engaged in a breach of fiduciary duty in connection with his employment with the Company; or

                           (6) engaged in willful misconduct that is materially
                  and demonstrably injurious to the Company or any of its subsidiaries; or

                           (7) conviction or plea of guilty or nolo contendere
                  to a felony or to any other crime involving moral turpitude which conviction or plea is materially and demonstrably injurious to the Company or any of its subsidiaries.

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

                           (2) the relocation by the Company of the Executive's
                  office location to a location more than thirty (30) miles from Princeton, New Jersey;

                           (3) without Executive's express written consent, the
                  Company reduces Executive's Base Salary or the aggregate fringe benefits provided to Executive (except to the extent permitted by Section 5 or Section 6, respectively) or substantially alters the Executive's authority and/or title as set forth in Section 2 hereof in a manner reasonably construed to constitute a demotion, provided, Executive resigns within 90 days after the change objected to; or

                           (4) without Executive's express written consent,
                  Executive fails at any point during the one-year period following a Change in Control to hold the title and authority (as set forth in Section 2 hereof) with the Parent Corporation (or if there is no Parent Corporation, the Surviving Corporation) that Executive held with the Company immediately prior to the Change of Control, provided Executive resigns within one year of the Change in Control;

                           (5) Company fails to obtain the assumption of this
                  Agreement by any successor to Company.

                  (i) "Principal Executive Office" shall mean Company's principal office for executives, presently located at 311 Enterprise Drive, Plainsboro, New Jersey 08536.

                  (j) "Retirement" shall mean the termination of Executive's employment with Company in accordance with the retirement policies, including early retirement policies, generally applicable to Company's salaried employees.

                  (k) "Termination Date" shall mean the date specified in the Termination Notice.

                  (l) "Termination Notice" shall mean a dated notice which: (i) indicates the specific termination provision in this Agreement relied upon (if any); (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of Executive's employment under such provision; (iii) specifies a Termination Date; and (iv) is given in the manner specified in Section 15(h).

2. Employment. Company hereby employs Executive as Chief Operating Officer, responsible for the sales department, the marketing department, the research and development department, the clinical education department and the manufacturing operations department of the Company, and Executive hereby agrees to accept such employment and agrees to render services to Company in such capacity (or in such other capacity in the future as the Board may reasonably deem equivalent to such position) on the terms and conditions set forth in this Agreement. Executive's primary place of employment shall be at the Principal Executive Office and Executive shall report to the Chief Executive Officer.

3. Term and Renewal of Agreement. Unless earlier terminated by Executive or Company as provided in Section 10 hereof, the term of Executive's employment under this Agreement shall commence on the date of this Agreement and terminate on December 31, 2004. This Agreement shall be deemed automatically, without further action, to extend for an additional year on December 31, 2004 and each anniversary thereof, unless either the Board provides written notice to Executive of its election not to extend the term, or Executive gives written notice to Company of Executive's election not to extend the term. In either case, the written notice shall be given not fewer than 60 days prior to any such renewal date. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

4. Duties. Executive shall:

                  (a) faithfully and diligently do and perform all such acts and duties, and furnish such services as are assigned to Executive as of the date this Agreement is signed, and (subject to Section 2) such additional acts, duties and services as the Board may assign in the future; and

                  (b) devote his full professional time, energy, skill and best efforts to the performance of his duties hereunder, in a manner that will faithfully and diligently further the business and interests of Company, and shall not be employed by or participate or engage in or in any manner be a part of the management or operations of any business enterprise other than Company without the prior consent of the Chief Executive Officer or the Board, which consent may be granted or withheld in his or its sole discretion; provided, however, that notwithstanding the foregoing, Executive may serve on civic or charitable boards or committees so long as such service does not materially interfere with Executive's obligations pursuant to this Agreement; and provided, further, Executive may serve on the board of directors of Cascade Medical unless and until a conflict of interest arises or the business of the Company competes with the business of Cascade.

5. Compensation. Company shall compensate Executive for his services at a minimum base salary of $300,000 per year ("Base Salary"), payable in periodic installments in accordance with Company's regular payroll practices in effect from time to time. Executive's Base Salary shall be subject to annual reviews, but may not be decreased without Executive's express written consent (unless the decrease is pursuant to a general compensation reduction applicable to all, or substantially all, executive officers of Company). The Board may make bonus payments as determined appropriate in its sole discretion.

6. Benefit Plans. Executive shall be entitled to participate in and receive benefits under any employee benefit plan or stock-based plan of Company in accordance with their terms, and shall be eligible for any other plans and benefits covering executives of Company, to the extent commensurate with his then duties and responsibilities fixed by the Board. Company shall not make any change in such plans or benefits that would adversely affect Executive's rights thereunder, unless such change affects all, or substantially all, executive officers of the Company.

6A. Stock Options. The Company shall grant to Executive on or before the first anniversary of this Agreement non-qualified and incentive stock options to purchase no fewer than One Hundred Thousand (100,000) shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at exercise prices equal to the fair market value of the Common Stock on the dates of such grants. All options granted under this provision shall vest 100% within four years from the date of this agreement. The proportion of such options constituting incentive stock options shall be determined by the Company in accordance with its usual policies and applicable law. In the event of any inconsistency between the terms of this Agreement and the Company's prevailing equity incentive plans, the terms of such plans shall govern.

7. Vacation. Executive shall be entitled to paid annual vacation in accordance with the policies established from time to time by the Board, which shall in no event be fewer than four weeks per annum.

8. Business Expenses. Company shall reimburse Executive or otherwise pay for all reasonable expenses incurred by Executive in furtherance of or in connection with the business of Company, including, but not limited to, automobile and traveling expenses and all reasonable entertainment expenses, subject to such reasonable documentation and other limitations as may be established by the Company.

9. Disability. In the event Executive incurs a Disability, Executive's obligation to perform services under this Agreement will terminate, and the Board may terminate this Agreement upon written notice to Executive.

10. Termination.

                  (a) Termination without Salary Continuation. In the event (i) Executive terminates his employment hereunder other than for Good Reason, or (ii) Executive's employment is terminated by Company due to his Retirement, or death, or for Cause, Executive shall have no right to compensation or other benefits pursuant to this Agreement for any period after his last day of active employment.

                  (b) Termination with Salary Continuation (No Change in Control). Except as provided in subsection 10(c) in the event of a Change in Control and subject to Executive entering into a valid general release of all claims against the Company, in the event (i) Executive's employment is terminated by Company for a reason other than Retirement, death or Cause, or (ii) Executive terminates his employment for Good Reason, or (iii) Company shall fail to extend this Agreement pursuant to the provisions of Section 3, then Company shall:

                           (1) pay Executive a severance amount equal to
                  Executive's Base Salary (determined without regard to any reduction in violation of Section 5) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date; and

                           (2) maintain and provide to Executive, at no cost to
                  Executive, for a period ending at the earliest of (i) the first anniversary of the Termination Date; (ii) the date of Executive's full-time employment by another employer; or (iii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons.

                  (c) Termination with Salary Continuation (Change in Control). Notwithstanding anything to the contrary set forth in subsection 10(b), and subject to Executive entering into a valid general release of all claims against the Company, in the event within twelve months of a Change in Control: (i) Executive terminates his employment for Good Reason, or (ii) Executive's employment is terminated by Company for a reason other than Retirement, death or Cause, or (iii) Company shall fail to extend this Agreement pursuant to Section 3, then Company shall:

                           (1) pay Executive a severance amount equal to 2.99
                  times Executive's Base Salary (determined without regard to any reduction in violation of Section 5) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date;

                           (2) maintain and provide to Executive, at no cost to
                  Executive, for a period ending at the earliest of (i) the fifth anniversary of the date of this Agreement; or (ii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons; and

                           (3) in the event that either the independent public
                  accountants which serve as the auditors of the Company immediately prior to the Change in Control or the Internal Revenue Service determines that any payment, coverage or benefit provided to the Executive is subject to the excise tax imposed by Section 4999 (or any successor provisions) of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall promptly pay to the Executive, in addition to other payments, coverage or benefit due and owing hereunder or under any other plan, or agreement, an amount determined by multiplying the rate of the excise tax then imposed by Code
                  Section 4999 by the amount of the "excess parachute payment" received by the Executive (determined without regard to any payments made to the Executive pursuant to this section) and dividing the product so obtained by the amount obtained by subtracting the aggregate local, state and Federal income tax rate applicable to the receipt by the Executive of such "excess parachute payment" (taking into account the deductibility for Federal income tax purposes of the payment of state and local income taxes thereon) from the amount obtained by subtracting from 1.00 the rate of the excise tax then imposed by Code Section 4999, it being the intention of the parties hereto that the Executive's net after tax position shall be identical to that which would have obtained had Code Sections 280G and 4999 not been part of the Code. For purposes of the calculations required by this subsection (4) reasonable assumptions and approximations may be made with respect to applicable taxes and reasonable good faith interpretations of the Code may be relied upon; and

                           (4) pay to Executive all reasonable legal fees and
                  expenses incurred by Executive as a result of such termination of employment (including all fees and expenses, if any, incurred by Executive in contesting or disputing any such termination or in seeking to obtain to enforce any right or benefit provided to Executive by this Agreement whether by arbitration or otherwise).

                  (d) Termination Notice. Except in the event of Executive's death, a termination under this Agreement shall be effected by means of a Termination Notice.

11. Withholding. Company shall have the right to withhold from all payments made pursuant to this Agreement any federal, state, or local taxes and such other amounts as may be required by law to be withheld from such payments.

12. Assignability. Company may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any entity to which Company may transfer all or substantially all of its assets, if in any such case said entity shall expressly in writing assume all obligations of Company hereunder as fully as if it had been originally made a party hereto. Company may not otherwise assign this Agreement or its rights and obligations hereunder. This Agreement is personal to Executive and his rights and duties hereunder shall not be assigned except as expressly agreed to in writing by Company.

13. Death of Executive. Any amounts due Executive under this Agreement (not including any Base Salary not yet earned by Executive) unpaid as of the date of Executive's death shall be paid in a single sum as soon as practicable after Executive's death to Executive's surviving spouse, or if none, to the duly appointed personal representative of his estate.


14. Restrictive Covenants.

                  (a) Covenant Not to Compete. During the term of this Agreement and for a period of one (1) year following the Termination Date, Executive shall not directly or indirectly: (i) engage, anywhere within the geographical areas in which Company is conducting business operations or providing services as of the date of Executive's termination of employment, in the development, manufacturing or selling of medical devices for use by neurosurgeons, or any other business the revenues of which constituted at least 30% of Company's revenues during the six (6) month period prior to the Termination Date (the "Business"); (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity engaged in the Business;
         (iii) seek in competition with the business of the Company to procure orders from or do business with any customer of Company; (iv) solicit or contact with a view to the engagement or employment by any person or entity of any person who is an employee of Company; (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of Company) any person or entity who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to Company; or (vi) engage in or participate in any effort or act to induce any of the customers, associates, consultants, or employees of Company to take any action which might be disadvantageous to Company; provided, however, that nothing herein shall prohibit Executive and his affiliates from owning, as passive investors, in the aggregate not more than 5% of the outstanding publicly traded stock of any corporation so engaged.

                  (b) Confidentiality. Executive acknowledges a duty of confidentiality owed to Company and shall not, at any time during or after his employment by Company, retain in writing, use, divulge, furnish, or make accessible to anyone, without the express authorization of the Board, any trade secret, private or confidential information or knowledge of Company obtained or acquired by him while so employed. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, Company books, records, files and know-how acquired while an employee of Company are acknowledged to be the property of Company and shall not be duplicated, removed from Company's possession or premises or made use of other than in pursuit of Company's business or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against Company and, upon termination of employment for any reason, Executive shall deliver to Company all copies thereof which are then in his possession or under his control. No information shall be treated as "confidential information" if it is generally available public knowledge at the time of disclosure or use by Executive.

                  (c) Inventions and Improvements. Executive shall promptly communicate to Company all ideas, discoveries and inventions which are or may be useful to Company or its business. Executive acknowledges that all such ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with Company heretofore or hereafter gained by him at any time during his employment with Company are the property of Company, and Executive hereby irrevocably assigns all such ideas, discoveries, inventions and improvements to Company for its sole use and benefit, without additional compensation. The provisions of this Section 14(c) shall apply whether such ideas, discoveries, inventions, or improvements were or are conceived, made or gained by him alone or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to Company's business interests (including potential business interests), and whether or not within the specific realm of his duties. Executive shall, upon request of Company, but at no expense to Executive, at any time during or after his employment with Company, sign all instruments and documents reasonably requested by Company and otherwise cooperate with Company to protect its right to such ideas, discoveries, inventions, or improvements including applying for, obtaining and enforcing patents and copyrights thereon in such countries as Company shall determine.

                  (d) Breach of Covenant. Executive expressly acknowledges that damages alone will be an inadequate remedy for any breach or violation of any of the provisions of this Section 14 and that Company, in addition to all other remedies, shall be entitled as a matter of right to equitable relief, including injunctions and specific performance, in any court of competent jurisdiction. If any of the provisions of this
         Section 14 are held to be in any respect unenforceable, then they shall be deemed to extend only over the maximum period of time, geographic area, or range of activities as to which they may be enforceable.


15.      Miscellaneous.

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

                  (c) Prior Employment. Executive represents and warrants that his acceptance of employment with Company has not breached, and the performance of his duties hereunder will not breach, any duty owed by him to any prior employer or other person.

                  (d) Headings. The Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation or this Agreement. In the event of a conflict between a heading and the content of a Section, the content of the Section shall control.

                  (e) Gender and Number. Whenever used in this Agreement, a masculine pronoun is deemed to include the feminine and a neuter pronoun is deemed to include both the masculine and the feminine, unless the context clearly indicates otherwise. The singular form, whenever used herein, shall mean or include the plural form where applicable.

                  (f) Severability. If any provision of this Agreement or the application thereof to any person or circumstance shall be invalid or unenforceable under any applicable law, such event shall not affect or render invalid or unenforceable any other provision of this Agreement and shall not affect the application of any provision to other persons or circumstances.

                  (g) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns, heirs, executors and administrators.

                  (h) Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given if hand-delivered, sent by documented overnight delivery service or by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

                  To the Company:

                           Integra LifeSciences Holdings Corporation
                           311 Enterprise Drive
                           Plainsboro, New Jersey 08536
                           Attn:  President

                  With a copy to:

                  The Company's General Counsel

                  To the Executive:

                           Gerard S. Carlozzi
                           1421 West Woodbank Way
                           West Chester, PA 19380

                  (i) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements, arrangements and communications, whether oral or written, pertaining to the subject matter hereof.

                  (j) Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the laws of the State of New Jersey.

IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

INTEGRA LIFESCIENCES HOLDINGS                           EXECUTIVE
        CORPORATION


By:_______________         _______________           _________________
Its:  President and Chief Executive Officer          Gerard S. Carlozzi

EXHIBIT 10.2

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

         This amended and restated employment agreement (this "Agreement") is made as of the 31st day of October, 2003 by and between Integra LifeSciences Holdings Corporation, a Delaware Corporation (the "Company") and John B. Henneman, III ("Executive").

Background

         Executive is currently the Chief Administrative Officer of Company. Company desires to continue to employ Executive, and Executive desires to remain in the employ of Company, on the terms and conditions contained in this Agreement. Executive will be substantially involved with Company's operations and management and will learn trade secrets and other confidential information relating to Company and its customers; accordingly, the noncompetition covenant and other restrictive covenants contained in Section 14 of this Agreement constitute essential elements hereof.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intended to be legally bound hereby, the parties hereto agree as follows:

Terms

         1. Definitions. The following words and phrases shall have the meanings set forth below for the purposes of this Agreement (unless the context clearly indicates otherwise):

                  (a) "Base Salary" shall have the meaning set forth in Section
5.

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

                           (5) engaged in a breach of fiduciary duty in
                  connection with his employment with the Company; or

                           (6) willfully violated any law, rule or regulation,
                  or final cease-and-desist order (other than traffic violations or similar offenses) or engaged in other serious misconduct of such a nature that his continued employment may reasonably be expected to cause the Company substantial economic or reputational injury.

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

                           (2) the relocation by the Company of the Executive's
                  office location to a location more than thirty (30) miles from Princeton, New Jersey;

                           (3) without Executive's express written consent, the
                  Company reduces Executive's Base Salary or the aggregate fringe benefits provided to Executive (except to the extent permitted by Section 5 or Section 6, respectively) or substantially alters the Executive's authority and/or title as set forth in Section 2 hereof in a manner reasonably construed to constitute a demotion, provided, Executive resigns within 90 days after the change objected to; or

                           (4) without Executive's express written consent,
                  Executive fails at any point during the one-year period following a Change in Control to hold the title and authority (as set forth in Section 2 hereof) with the Parent Corporation (or if there is no Parent Corporation, the Surviving Corporation) that Executive held with the Company immediately prior to the Change of Control, provided Executive resigns within one year of the Change in Control;

                           (5) Company fails to obtain the assumption of this
                  Agreement by any successor to Company.

                  (i) "Principal Executive Office" shall mean Company's principal office for executives, presently located at 311 Enterprise Drive, Plainsboro, New Jersey 08536.

                  (j) "Retirement" shall mean the termination of Executive's employment with Company in accordance with the retirement policies, including early retirement policies, generally applicable to Company's salaried employees.

                  (k) "Termination Date" shall mean the date specified in the Termination Notice.

                  (l) "Termination Notice" shall mean a dated notice which: (i) indicates the specific termination provision in this Agreement relied upon (if any); (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of Executive's employment under such provision; (iii) specifies a Termination Date; and (iv) is given in the manner specified in Section 15(h).

2. Employment. Company hereby employs Executive as Chief Administrative Officer, responsible for the business development department, the law department, the regulatory affairs and quality assurance department, and the human resources department of the Company, and Executive hereby agrees to accept such employment and agrees to render services to Company in such capacity (or in such other capacity in the future as the Board may reasonably deem equivalent to such position) on the terms and conditions set forth in this Agreement. Executive's primary place of employment shall be at the Principal Executive Office and Executive shall report to the Chief Executive Officer.

3. Term and Renewal of Agreement. Unless earlier terminated by Executive or Company as provided in Section 10 hereof, the term of Executive's employment under this Agreement shall commence on the date of this Agreement and terminate on December 31, 2003. This Agreement shall be deemed automatically, without further action, to extend for an additional year on December 31, 2003 and each anniversary thereof, unless either the Board provides written notice to Executive of its election not to extend the term, or Executive give written notice to Company of Executive's election not to extend the term. In either case, the written notice shall be given not fewer than 30 days prior to any such renewal date. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

4. Duties. Executive shall:

                  (a) faithfully and diligently do and perform all such acts and duties, and furnish such services as are assigned to Executive as of the date this Agreement is signed, and (subject to Section 2) such additional acts, duties and services as the Board may assign in the future; and

                  (b) devote his full professional time, energy, skill and best efforts to the performance of his duties hereunder, in a manner that will faithfully and diligently further the business and interests of Company, and shall not be employed by or participate or engage in or in any manner be a part of the management or operations of any business enterprise other than Company without the prior consent of the Chief Executive Officer or the Board, which consent may be granted or withheld in his or its sole discretion; provided, however, that notwithstanding the foregoing, Executive may serve on civic or charitable boards or committees so long as such service does not materially interfere with Executive's obligations pursuant to this Agreement.

5. Compensation. Company shall compensate Executive for his services at a minimum base salary of $350,000 per year ("Base Salary"), payable in periodic installments in accordance with Company's regular payroll practices in effect from time to time. Executive's Base Salary shall be subject to annual reviews, but may not be decreased without Executive's express written consent (unless the decrease is pursuant to a general compensation reduction applicable to all, or substantially all, executive officers of Company). Bonus payments may be made as determined appropriate by the Board in its sole discretion.

6. Benefit Plans. Executive shall be entitled to participate in and receive benefits under any employee benefit plan or stock-based plan of Company, and shall be eligible for any other plans and benefits covering executives of Company, to the extent commensurate with his then duties and responsibilities fixed by the Board. Company shall not make any change in such plans or benefits that would adversely affect Executive's rights thereunder, unless such change affects all, or substantially all, executive officers of the Company.

7. Vacation. Executive shall be entitled to paid annual vacation in accordance with the policies established from time to time by the Board, which shall in no event be fewer than three weeks per annum.

8. Business Expenses. Company shall reimburse Executive or otherwise pay for all reasonable expenses incurred by Executive in furtherance of or in connection with the business of Company, including, but not limited to, automobile and traveling expenses and all reasonable entertainment expenses, subject to such reasonable documentation and other limitations as may be established by the Company.

9. Disability. In the event Executive incurs a Disability, Executive's obligation to perform services under this Agreement will terminate, and the Board may terminate this Agreement upon written notice to Executive.

10. Termination.

                  (a) Termination without Salary Continuation. In the event (i) Executive terminates his employment hereunder other than for Good Reason, or (ii) Executive's employment is terminated by Company due to his Retirement, or death, or for Cause, Executive shall have no right to compensation or other benefits pursuant to this Agreement for any period after his last day of active employment.

                  (b) Termination with Salary Continuation (No Change in Control). Except as provided in subsection 10(c) in the event of a Change in Control, in the event (i) Executive's employment is terminated by Company for a reason other than Retirement, death or Cause, or (ii) Executive terminates his employment for Good Reason, or
         (iii) Company shall fail to extend this Agreement pursuant to the provisions of Section 3, then Company shall:

                           (1) pay Executive a severance amount equal to
                  Executive's Base Salary (determined without regard to any reduction in violation of Section 5) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date; and

                           (2) maintain and provide to Executive, at no cost to
                  Executive, for a period ending at the earliest of (i) the first anniversary of the Termination Date; (ii) the date of Executive's full-time employment by another employer; or (iii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons.

                  (c) Termination with Salary Continuation (Change in Control). Notwithstanding anything to the contrary set forth in subsection 10(b), in the event within twelve months of a Change in Control: (i) Executive terminates his employment for Good Reason, or (ii) Executive's employment is terminated by Company for a reason other than Retirement, death or Cause, or (iii) Company shall fail to extend this Agreement pursuant to Section 3, then Company shall:

                           (1) pay Executive a severance amount equal to 2.99
                  times Executive's Base Salary (determined without regard to any reduction in violation of Section 5) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date;

                           (2) maintain and provide to Executive, at no cost to
                  Executive, for a period ending at the earliest of (i) the fifth anniversary of the date of this Agreement; or (ii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons;

                           (3) in the event that either the independent public
                  accountants which serve as the auditors of the Company immediately prior to the Change in Control or the Internal Revenue Service determines that any payment, coverage or benefit provided to the Executive is subject to the excise tax imposed by Section 4999 (or any successor provisions) of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall promptly pay to the Executive, in addition to other payments, coverage or benefit due and owing hereunder or under any other plan, or agreement, an amount determined by multiplying the rate of the excise tax then imposed by Code
                  Section 4999 by the amount of the "excess parachute payment" received by the Executive (determined without regard to any payments made to the Executive pursuant to this section) and dividing the product so obtained by the amount obtained by subtracting the aggregate local, state and Federal income tax rate applicable to the receipt by the Executive of such "excess parachute payment" (taking into account the deductibility for Federal income tax purposes of the payment of state and local income taxes thereon) from the amount obtained by subtracting from 1.00 the rate of the excise tax then imposed by Code Section 4999, it being the intention of the parties hereto that the Executive's net after tax position shall be identical to that which would have obtained had Code Sections 280G and 4999 not been part of the Code. For purposes of the calculations required by this subsection (4) reasonable assumptions and approximations may be made with respect to applicable taxes and reasonable good faith interpretations of the Code may be relied upon; and

                           (4) pay to Executive all reasonable legal fees and
                  expenses incurred by Executive as a result of such termination of employment (including all fees and expenses, if any, incurred by Executive in contesting or disputing any such termination or in seeking to obtain to enforce any right or benefit provided to Executive by this Agreement whether by arbitration or otherwise).

                  (d) Termination Notice. Except in the event of Executive's death, a termination under this Agreement shall be effected by means of a Termination Notice.

11. Withholding. Company shall have the right to withhold from all payments made pursuant to this Agreement any federal, state, or local taxes and such other amounts as may be required by law to be withheld from such payments.

12. Assignability. Company may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any entity to which Company may transfer all or substantially all of its assets, if in any such case said entity shall expressly in writing assume all obligations of Company hereunder as fully as if it had been originally made a party hereto. Company may not otherwise assign this Agreement or its rights and obligations hereunder. This

Agreement is personal to Executive and his rights and duties hereunder shall not be assigned except as expressly agreed to in writing by Company.

13. Death of Executive. Any amounts due Executive under this Agreement (not including any Base Salary not yet earned by Executive) unpaid as of the date of Executive's death shall be paid in a single sum as soon as practicable after Executive's death to Executive's surviving spouse, or if none, to the duly appointed personal representative of his estate.

14. Restrictive Covenants.

                  (a) Covenant Not to Compete. During the term of this Agreement and for a period of one (1) year following the Termination Date, Executive shall not directly or indirectly: (i) engage, anywhere within the geographical areas in which Company is conducting business operations or providing services as of the date of Executive's termination of employment, in the development, manufacturing or selling of medical devices for use by neurosurgeons, or any other business the revenues of which constituted at least 30% of Company's revenues during the six (6) month period prior to the Termination Date (the "Business"); (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity engaged in the Business;
         (iii) seek in competition with the business of the Company to procure orders from or do business with any customer of Company; (iv) solicit or contact with a view to the engagement or employment by any person or entity of any person who is an employee of Company; (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of Company) any person or entity who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to Company; or (vi) engage in or participate in any effort or act to induce any of the customers, associates, consultants, or employees of Company to take any action which might be disadvantageous to Company; provided, however, that nothing herein shall prohibit Executive and his affiliates from owning, as passive investors, in the aggregate not more than 5% of the outstanding publicly traded stock of any corporation so engaged.

                  (b) Confidentiality. Executive acknowledges a duty of confidentiality owed to Company and shall not, at any time during or after his employment by Company, retain in writing, use, divulge, furnish, or make accessible to anyone, without the express authorization of the Board, any trade secret, private or confidential information or knowledge of Company obtained or acquired by him while so employed. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, Company books, records, files and know-how acquired while an employee of Company are acknowledged to be the property of Company and shall not be duplicated, removed from Company's possession or premises or made use of other than in pursuit of Company's business or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against Company and, upon termination of employment for any reason, Executive shall deliver to Company all copies thereof which are then in his possession or under his control. No information shall be treated as "confidential information" if it is generally available public knowledge at the time of disclosure or use by Executive.

                  (c) Inventions and Improvements. Executive shall promptly communicate to Company all ideas, discoveries and inventions which are or may be useful to Company or its business. Executive acknowledges that all such ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with Company heretofore or hereafter gained by him at any time during his employment with Company are the property of Company, and Executive hereby irrevocably assigns all such ideas, discoveries, inventions and improvements to Company for its sole use and benefit, without additional compensation. The provisions of this Section 14(c) shall apply whether such ideas, discoveries, inventions, or improvements were or are conceived, made or gained by him alone or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to Company's business interests (including potential business interests), and whether or not within the specific realm of his duties. Executive shall, upon request of Company, but at no expense to Executive, at any time during or after his employment with Company, sign all instruments and documents reasonably requested by Company and otherwise cooperate with Company to protect its right to such ideas, discoveries, inventions, or improvements including applying for, obtaining and enforcing patents and copyrights thereon in such countries as Company shall determine.

                  (d) Breach of Covenant. Executive expressly acknowledges that damages alone will be an inadequate remedy for any breach or violation of any of the provisions of this Section 14 and that Company, in addition to all other remedies, shall be entitled as a matter of right to equitable relief, including injunctions and specific performance, in any court of competent jurisdiction. If any of the provisions of this
         Section 14 are held to be in any respect unenforceable, then they shall be deemed to extend only over the maximum period of time, geographic area, or range of activities as to which they may be enforceable.

15. Miscellaneous.

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

                  (c) Prior Employment. Executive represents and warrants that his acceptance of employment with Company has not breached, and the performance of his duties hereunder will not breach, any duty owed by him to any prior employer or other person.

                  (d) Headings. The Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation or this Agreement. In the event of a conflict between a heading and the content of a Section, the content of the Section shall control.

                  (e) Gender and Number. Whenever used in this Agreement, a masculine pronoun is deemed to include the feminine and a neuter pronoun is deemed to include both the masculine and the feminine, unless the context clearly indicates otherwise. The singular form, whenever used herein, shall mean or include the plural form where applicable.

                  (f) Severability. If any provision of this Agreement or the application thereof to any person or circumstance shall be invalid or unenforceable under any applicable law, such event shall not affect or render invalid or unenforceable any other provision of this Agreement and shall not affect the application of any provision to other persons or circumstances.

                  (g) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns, heirs, executors and administrators.

                  (h) Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given if hand-delivered, sent by documented overnight delivery service or by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

                  To the Company:

                           Integra LifeSciences Holdings Corporation
                           311 Enterprise Drive
                           Plainsboro, New Jersey 08536
                           Attn:  President

                  With a copy to:

                           The Company's General Counsel

                  To the Executive:

                           John B. Henneman, III
                           78 Shady Brook Lane
                           Princeton, NJ 08540

                  (i) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements, arrangements and communications, whether oral or written, pertaining to the subject matter hereof.

                  (j) Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the laws of the State of New Jersey.

IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.


INTEGRA LIFESCIENCES HOLDINGS                                 EXECUTIVE
CORPORATION


By:_/s/ Stuart M. Essig______________                /s/John B. Henneman, III
Its:  President and Chief Executive Officer

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


Date: November 12, 2003

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


Date: November 12, 2003

                                                         /s/ David B. Holtz

                                                        ------------------------
                                                        David B. Holtz
                                                        Senior Vice President,
                                                        Finance and Treasurer

Exhibit 32.1

Certification of Principal Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2003

                                                     By:  /s/ Stuart M. Essig
                                                         -----------------------
                                                         Stuart M. Essig
                                                         Chief Executive Officer




Certification of Principal Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2003 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 12, 2003

                                                      By:   /s/ David B. Holtz
                                                           --------------------
                                                           David B. Holtz
                                                           Sr. Vice President,
                                                           Finance and Treasurer

Exhibit 99.1

Reconciliation of non-GAAP financial measures to the most comparable GAAP measure:

     A.  Excluding revenues from acquired product lines, third quarter product revenues grew by $3.9 million, or 15%, over the prior year quarter.
                                                       Quarter Ended           Increase
                                                       September 30,          (Decrease)
                                                     2003          2002        $        %
                                                   --------      --------   -------   -----
                                                                  ($ in thousands)
     Total product revenues, as reported           $ 43,467      $ 29,231   $14,236     49%
     Less: Sales of products acquired in 2003         7,719           --      7,719     N/A
           Sales of products acquired in 2002         5,124         2,533     2,591    102%
                                                   --------      --------   -------   -----
     Product revenues excluding acquired products  $ 30,624      $ 26,698   $ 3,926     15%

     B. Excluding revenues from acquired product lines, product revenues grew by $12.6 million, or 17%, over the prior year period.

                                                       Nine Months Ended        Increase
                                                         September 30,         (Decrease)
                                                     2003          2002        $        %
                                                   --------      --------   -------   -----
                                                                  ($ in thousands)
     Total product revenues, as reported           $119,834      $ 78,523   $41,314     53%
     Less: Sales of products acquired in 2003        15,881           --     15,881     N/A
           Sales of products acquired in 2002        15,314         2,533    12,781    505%
                                                   --------      --------   -------   -----
     Product revenues excluding acquired products  $ 88,639      $ 75,990   $12,649     17%
