Form 10-K
period 2003-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2004-03-12
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO. 0-26224
   DECEMBER 31, 2003

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            51-0317849
 -------------------------------                          ---------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

    311 ENTERPRISE DRIVE
 PLAINSBORO, NEW JERSEY                                          08536
 -----------------------------                            ---------------------
(ADDRESS OF PRINCIPAL (ZIP CODE)
     EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $.01 PER SHARE

                             (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 30, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $703,166,000, based upon the closing sales price of the registrant's common stock on NASDAQ on such date. For purposes of this calculation only, all directors, executive officers and holders of more than 10% of the registrant's outstanding common stock as of such date were deemed to be "affiliates" of the registrant. The number of shares of the registrant's Common Stock outstanding as of March 2, 2004 was 28,463,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled May 17, 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                                     PART I

                                ITEM 1. BUSINESS

The terms "we," "our," "us," "Company" and "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries unless the context suggests otherwise.

Integra develops, manufactures and markets medical devices for use in neuro-trauma, neurosurgery, plastic and reconstructive surgery and general surgery. Integra was founded in 1989 and over the next decade developed technologies and products directed toward tissue regeneration. In 1999, we entered the neurosurgery market through an acquisition and the launch of our DuraGen(R) Dural Graft Matrix product for the repair of the dura mater. Since 1999, we have increased our revenues from $42.9 million to $185.6 million, an average annual growth rate of 44%, and we have broadened our product offerings to include more than 10,000 products. We have achieved this growth in our overall business through the development and introduction of new products, the development of our distribution channels and acquisitions.

Our product lines include innovative tissue repair products that incorporate our proprietary absorbable implant technology, such as the DuraGen(R) Dural Graft Matrix, the DuraGen Plus(TM) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide, the INTEGRA(R) Dermal Regeneration Template, and the INTEGRA(TM) Bi-Layer Matrix Wound Dressing, as well as more traditional medical devices, such as monitoring and drainage systems, surgical instruments and fixation systems.

Financial information about our geographical areas is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 14 - Segment and Geographic Information.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and biomaterials in the neurosurgery, plastic and reconstructive surgery and general surgery markets. Key elements of our strategy include the following:

Expand our presence in hospitals and other health care facilities. Through acquisitions and internal growth, we have rapidly become a leading provider of products used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries. We focus on injuries involving the brain, the cranium, the spine and the central nervous system, and the repair and reconstruction of soft tissue, such as dermis. We believe that additional growth potential exists through:

* expanding our product portfolio and market reach through additional acquisitions;
* increasing the penetration of our existing products into closely related markets, such as the ear, nose, throat (ENT),dental, maxillofacial and spine markets;
* continuing the development and promotion of innovative new products, such as the NeuraGen(TM) Nerve Guide, the Novus NeuroSensor(R) Cerebral Blood Flow Monitoring System and the LICOX(R) Brain Tissue Oxygen Monitoring System; and
* expanding our sales force and product offerings focused on plastic and reconstructive surgeons.

Additional Strategic Acquisitions. Since 1999 we have completed more than fifteen acquisitions focused primarily on our neurosurgical product lines, plastic and reconstructive surgery and surgical instrumentation. We regularly evaluate potential acquisition candidates in this market and in other specialty medical technology markets characterized by high margins, fragmented competition and focused target customers.

Continue To Develop New And Innovative Medical Products. We have built a leading proprietary absorbable implant franchise through our development of the INTEGRA(R) Dermal Regeneration Template and INTEGRA(TM) Bi-Layer Matrix Wound Dressing, the DuraGen(R) Dural Graft Matrix, DuraGen Plus(TM) Dural Graft Mat and NeuraGen(TM) Nerve Guide, Biomend(R) and Biomend(R) Extend Absorbable Collagen Membrane and biomaterials for the orthopedic implant market. We currently are developing a variety of innovative neurosurgical and other medical products and are seeking expanded applications for our existing products.

PRODUCT GROUPS, MARKETING AND SALES

Our business is organized into product groups and distribution channels. Our product groups include Monitoring Products, Operating Room Products, Surgical Instrumentation, and Private Label Products. Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Plastic and Reconstructive Surgery), one distributor network managed by a direct sales organization (JARIT), and strategic alliances. We sell the products from our four product groups through our various distribution channels, as follows:

                      ---------------------------------------------------------

                                             PRODUCT GROUPS
                      ---------------------------------------------------------
                        Monitoring  Operating Room   Instruments  Private Label
                      ------------- --------------- ------------  -------------
-------------------------------------------------------------------------------
   C
   H
   A
   N
   N
   E        Integra          X              X           X
   L     NeuroSciences
   S
-------------------------------------------------------------------------------
         Plastic and                        X           X
       Reconstructive
-------------------------------------------------------------------------------

             JARIT                                      X
-------------------------------------------------------------------------------

           Alliances                                                 X
-------------------------------------------------------------------------------

The following table summarizes the most important products in each of our product groups, which we discuss in more detail in the text following the table:

PRRODUCT LINES                                           APPLICATIONS
MONITORING PRODUCTS

Camino(R)and Ventrix(R)Fiber Optic-Based Intracranial   Continuous   monitoring  of  intracranial   pressure  and
Monitoring Systems                                      temperature following injury or neurosurgical procedures

LICOX(R)Oxygen Monitoring Systems                       Continuous  monitoring of intracranial  oxygen  following
                                                        injury or neurosurgical procedures

Integra Systems of Cranial Access and CSF Drainage      Access to the cranial cavity and drainage of excess cerebrospinal fluid from the brain

Integra Epilepsy Monitoring Electrodes                  Specialty  electrodes for the  intraoperative  monitoring of epileptic seizures

EEG, EP, and EMG electrodes, disposables and other      The diagnosis and  monitoring  of  neurological,  ENT and
supplies                                                pulmonary disorders

OPERATING ROOM PRODUCTS

DuraGen(R)and DuraGen Plus(TM)Dural Graft Products      Onlay collagen matrix to repair dura mater

EnDura(TM)No-React(R)(1) Dural Substitute               Bovine  pericardium  suturable product for repair of dura
                                                        mater

NeuraGen(TM) Nerve Guide                                Repair of peripheral nerves

Hydrocephalus shunts, including the Orbis-Sigma II(R)   Specifically designed for the management of hydrocephalus, a chronic
valves                                                  condition involving excess cerebrospinal fluid in the brain

INTEGRA(R)Dermal Regeneration Template and INTEGRA(TM)  Regenerate dermis, repair skin defects, and  wound
Bi-Layer Matrix Wound Dressing                          dressings

Sundt(TM)and other carotid shunts                       For shunting blood during surgical  procedures  involving
                                                        blood vessels

INSTRUMENTS

Selector(R)Integra Ultrasonic Aspirator; Dissectron(R)  Powered surgical systems that use ultrasonic energy to ablate tissue
Ultrasonic Aspirator

JARIT Surgical Instruments                              General and specialty instruments for open and endoscopic surgery

Ruggles(TM)Neurosurgical and Spinal Instruments         Specialized  surgical instruments for use in brain or spinal surgery

Padgett Instruments                                     Instruments used in reconstructive and plastic surgery

Padgett Dermatomes and Meshers                          Devices for harvesting and conditioning skin grafts

Spinal Specialties                                      Custom spinal,  epidural,  discogram and nerve block kits and products for chronic pain management
PRIVATE LABEL PRODUCTS

Absorbable Collagen Sponge and other matrices for use   Fracture management/enabling spinal fusion
with bone morphogenetic protein (rhBMP-2)               (manufactured for Wyeth BioPharma; Medtronic Sofamor Danek)

BioMend(R) and BioMend(R) Extend Absorbable Collagen    Used in guided tissue regeneration in periodontal
Membrane, CollaCote(R), CollaTape(R) and CollaPlug(R)   surgery and to control bleeding in dental surgery
Absorbable Wound Dressings                              (manufactured for Zimmer)

VitaCuff(R) Percutaneous Infection Control Device and   Provide protection against infection arising from long-term catheters and
BioPatch(R)(2) Antimicrobial Wound Dressing             in wounds (manufactured for various medical device companies)

(1) No-React is a registered trademark of Shelhigh, Inc.
(2) BioPatch is a registered trademark of Johnson & Johnson

Monitoring Products

The Monitoring Of Brain Parameters. Neurosurgeons use intracranial monitors to diagnose and treat cases of severe head trauma and other diseases. There are approximately 500,000 cases of head trauma each year in the United States, and the market for monitoring and intervention is estimated to approximate $110 million.

We sell the Camino(R) and Ventrix(R) lines of intracranial pressure and temperature monitoring systems and the LICOX(R) Brain Tissue Oxygen Monitoring System. Currently more than 3,000 of our intracranial monitors are installed and in use worldwide. The Camino(R) and Ventrix(R) systems measure the intracranial pressure and temperature in the brain and ventricles, and the LICOX(R) system allows for continuous qualitative regional monitoring of dissolved oxygen in cerebral tissues.

We expect to introduce the Novus NeuroSensor(R) Cerebral Blood Flow Monitoring System in the second half of 2004. The Novus monitoring system measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display. Cerebral blood flow is considered to be an important parameter for monitoring cerebral auto-regulation and, when combined with the measurement of intracranial pressure, is expected to facilitate improved patient care and clinical management with applications in neuro-trauma, cerebrovascular disease, and post-operative neurosurgical treatment.

Core technologies underlying the brain parameter monitoring product line include the design and manufacture of the disposable catheters used in the monitoring systems, pressure transducer technology, optical detection/fiber optic transmission technology, sensor characterization and calibration technology and monitor design.

Cranial Access And External Drainage. Neurosurgeons use cranial access kits and external drainage systems to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain into an external container. We manufacture and market a broad line of cranial access kits and ventricular and lumbar external drainage systems under the Integra CSF Drainage and Cranial Access Systems brand names.

Epilepsy Electrodes. Neurosurgeons use electrodes for the intraoperative monitoring of epileptic seizures to determine if surgical options can be used in the treatment of epilepsy. Seizures vary from a momentary disruption of the senses, to short periods of unconsciousness or convulsions. Seizures signals to each other. The neurosurgeon uses the electrodes in conjunction with an EEG video monitor to determine if a patient is a viable candidate surgery, which involves the removal of the damaged portion of brain tissue. The worldwide market for intraoperative epilepsy electrodes is estimated to be $10 million. We have recently begun to market these products in the United States through our Integra NeuroSciences sales force.

Neurological Supplies. We distribute a wide variety of disposables and supplies, including surface electrodes, needle electrodes recording transducers and stimulators, and respiratory sensors, that are used in the diagnosis and monitoring of neurological disorders. These products are designed to monitor and perform tests of the nervous system and brain, including electromyography (EMG), evoked potential (EP) and electroencephalography (EEG) tests, and to evaluate sleep disorders.

We sell these products under the Integra Supplies(TM) name primarily through catalogs and telemarketing to more than 6,000 neurologists, hospitals, sleep clinics, and other physicians. Neurologists are the referring physicians for Integra's existing neurosurgeon customers and participate in the decision to use our line of epilepsy monitoring electrodes.

Operating Room Products

Repair Of The Dura Mater. The dura mater is the thick membrane that contains the cerebrospinal fluid within the brain and the spine. The dura mater often must be penetrated during brain surgery and is often damaged during spinal surgery. In either case, surgeons may close or repair the dura mater with a graft. The graft may consist of tissue taken from elsewhere in the patient's body, or it may be one of the dural substitute products currently on the market, which are made of collagen, synthetic materials, processed human cadaver, or bovine pericardium. The worldwide market for dural repair, including cranial and spinal applications, is estimated to be $110 million.

The DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrices are absorbable collagen products indicated for the repair of the dura mater surrounding the brain and spine. We believe that the DuraGen(R) and DuraGen Plus(TM) Dural Graft products address the shortcomings of other methods for repairing the dura mater. Clinical trials have shown our DuraGen(R) products to be an effective means for closing the dura mater without the need for suturing, which allows the neurosurgeon to conclude the operation more efficiently. In addition, because the human body ultimately absorbs the DuraGen(R) product and replaces it with new natural tissues, the patient avoids some of the risks associated with a permanent implant inside the cranium or spinal cavity.

EnDura(TM) No-React(R) Dural Substitute is a bovine pericardium suturable product for the repair of the dura mater. It is treated with the proprietary No-React process, which reduces the body's inflammatory response to the implant, prolongs the product's durability and eliminates the need for rinsing prior to implantation. Through the EnDura product, we address the approximately 15% of dural repair procedures that, due to pressure existing at the dural breach location, require a suturable graft.

Skin Replacement and Engineered Wound Dressings. Our skin replacement products address the market need created by severe burns, reconstructive surgery, and chronic wounds.

The INTEGRA(R) Dermal Regeneration Template is designed to enable the human body to regenerate functional dermal tissue. The Food and Drug Administration (FDA) initially approved the product under a Premarket Approval application (PMA) for the post-excisional treatment of life-threatening deep or full-thickness dermal injury where sufficient autograft is not available at the time of excision or not desirable due to the physiological condition of the patient.

In 2002 we received FDA approval to market our skin replacement products for use in certain procedures in which cadaver skin or an autograft would typically be used. The FDA approved a PMA supplement to permit the marketing of the INTEGRA(R) Dermal Regeneration Template for the repair of scar contractures in patients who have already recovered from their initial wound. The FDA also granted 510(k) clearance for the sale of a related product, INTEGRA(TM) Bi-Layer Matrix Wound Dressing, for the dressing of wounds, including chronic wounds. We estimate that the worldwide market now addressable by our skin replacement products exceeds $1.0 billion.

Between 1999 and 2003, the ETHICON division of Johnson & Johnson was the exclusive seller of the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bi-Layer Matrix Wound Dressing worldwide, except in Japan where Century Medical, Inc. has rights to distribute the INTEGRA(R) Dermal Regeneration Template. Effective December 31, 2003, we terminated our agreement with ETHICON and again assumed the sales and marketing responsibility for both products. We now distribute the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bi-Layer Matrix Wound Dressing through our plastic and reconstructive surgery sales organization in the United States and parts of Western Europe and through a network of distributors elsewhere.

Repair Of Peripheral Nerves. Peripheral nerves may become severed or damaged through traumatic accidents or surgical injuries, often resulting in the permanent loss of motor and sensory function. Although severed peripheral nerves regenerate spontaneously, they do not establish functional connections unless the nerve stumps are surgically reconnected. We estimate the market for the repair of severed peripheral nerves to be $40 million.

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

Hydrocephalus Management. Hydrocephalus is an incurable condition resulting from an imbalance between the amount of cerebrospinal fluid produced by the brain and the rate at which the body absorbs cerebrospinal fluid. This condition causes the ventricles of the brain to enlarge and the pressure nside the head to increase. Hydrocephalus often is present at birth, but may also result from head trauma, spina bifida, intraventricular hemorrhage, intracranial tumors and cysts. Hydrocephalus is most commonly treated by inserting a shunt into the ventricular system of the brain to divert the flow of cerebrospinal fluid out of the brain and using a pressure valve to maintain a normal level of cerebrospinal fluid within the ventricles.

According to the Hydrocephalus Association, hydrocephalus affects approximately one in 500 children born in the United States. We estimate that approximately 80% of total cerebrospinal fluid shunt sales address birth-related hydrocephalus, and the remaining 20% address surgical procedures involving excess cerebrospinal fluid due to head trauma and adult onset normal pressure hydrocephalus. Based on industry sources, we believe that the total United States market for hydrocephalus management, including monitoring, shunting and drainage, is approximately $140 million. Of that amount, it is estimated that a little more than half consists of sales of monitoring products, and the balance consists of sales of shunts and drains for the management of hydrocephalus.

In recent years, neurosurgeons have increased their use of programmable valves, which allow the neurosurgeon to adjust the pressure settings of the shunt while it is implanted in the patient. Shunts that do not incorporate programmable valve technology must be removed from the patient for subsequent pressure adjustments, a process that requires an additional surgical procedure. We do not market hydrocephalus management shunts with programmable valves and believe that the increasing use of programmable valves has, and may continue to, negatively affect the sales of our shunt products.

Later this year, we plan to introduce a low-flow hydrocephalus shunt that will regulate the flow of cerebrospinal fluid out of the brain, rather than the pressure created by cerebrospinal fluid inside the head. This shunt regulates the flow of cerebrospinal fluid to a range of 8-15 milliliters per hour, which, according to studies, is the preferred range of flow for patients with normal pressure hydrocephalus. Normal pressure hydrocephalus is a syndrome that occurs in both adults who have previously experienced birth-related hydrocephalus, and those who have not. It is characterized by dementia, gait disturbance and urinary incontinence in patients that are typically over 65 years of age. Certain reports estimate that approximately 20% of total cerebrospinal fluid shunt sales address normal pressure hydrocephalus.

Hemodynamic Shunts. Our Sundt(TM) and other carotid shunts are used to divert blood to vital organs, such as the brain, during surgical procedures involving blood vessels.

Instruments

Neurosurgical Systems For Tissue Ablation. More than 145,000 primary and metastatic brain tumors are diagnosed annually in the United States. Our Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator systems address the market for the surgical fragmentation and removal of malignant and non-malignant tumors and other tissue.

The Selector(R) Integra Ultrasonic Aspirator and Dissectron(R) Ultrasonic Surgical Aspirator use very high frequency sound waves to pulverize cancer tumors and allow the surgeon to remove the damaged tumor tissue by aspiration. Unlike other surgical techniques, ultrasonic surgery selectively dissects and fragments soft tissue leaving fibrous tissues such as nerves and blood vessels intact. Ultrasonic aspiration facilitates the removal of unwanted tissue adjacent or attached to vital structures. In September 2002, we received FDA 510(k) clearance to market the Selector(R) product for use in general, gynecological, urological, plastic and reconstructive, orthopedic, thoracic and thorascopic surgery procedures. We offer the Dissectron(R) product only outside the United States. Later this year, we plan to introduce a next generation Selector(R) Integra Ultrasonic Aspirator, which will be more efficient and offer a broader selection of handpieces and tips than is currently available in ultrasonic technology.

JARIT(R) Surgical Instruments. For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. With more than 5,000 instrument patterns and a 98% order fill rate, the JARIT brand has a strong reputation for high-quality surgical instruments.

Neurosurgical And Spinal Instrumentation. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments. We sell instruments under the Redmond/R&B name primarily for spinal procedures (including neuro-spine), and instruments under the Ruggles(TM) brand name primarily for cranial surgery.

Plastic and Reconstructive Instruments. We market a wide variety of high quality, reusable surgical instruments to plastic and reconstructive surgeons, burn surgeons, ENT surgeons, hospitals, surgery centers, and other physicians.

Dermatomes and Meshers. We sell a range of manual, air- and electric-powered dermatomes and related disposables for harvesting skin grafts. In 2003 we launched our new Dermatome-S, which is lighter, more ergonomic and more powerful than the other dermatomes in our line. Our variable skin mesher is designed to expand skin grafts prior to implantation to provide for greater coverage.

Spinal Specialties. Spinal Specialties' products include the OsteoJect(TM) Bone Cement Delivery System and the ACCU-DISC(TM) Pressure Monitoring System. Physicians use these products in a variety of spinal, orthopedic and pain management procedures. The OsteoJect product allows precise delivery of bone cement to a surgical site under active fluoroscopy by a surgeon whose hands remain outside the fluoroscopy field. The ACCU-DISC, which is used to interpret discography results, offers the accurate delivery of fluids to the body and the ability to monitor the fluids in discography interpretation.

Private Label Products

Orthopedic Biomaterials. Since 1994, we have supplied Wyeth BioPharma with Absorbable Collagen Sponges for use in developing bone regeneration implants, including use with Wyeth BioPharma's recombinant human bone morphogenetic protein-2 (rhBMP-2), which Wyeth BioPharma is developing for clinical evaluation in several areas of bone repair and augmentation, including orthopedic, oral and maxillofacial surgery applications. We sell Absorbable Collagen Sponges for spinal applications through a related collaboration with Medtronic Sofamor Danek in North America. The FDA has approved Medtronic Sofamor Danek's InFUSE(TM)

Bone Graft used with the LT-CAGE(TM) Lumbar Tapered Fusion Device and the INTER FIX and INTER FIX Threaded Fusion Devices, for use in spinal fusion procedures. The InFUSE Bone Graft uses rhBMP-2 applied to our Absorbable Collagen Sponge in place of a painful secondary procedure to harvest small pieces of bone from the patient's own hip (autograft). When used with the LT-CAGE Lumbar Tapered Fusion Device, and the INTER FIX and INTER FIX Threaded Fusion Devices, the InFUSE Bone Graft is indicated to treat certain types of spinal degenerative disc disease, a common cause of low back pain.

Guided Tissue Regeneration In Periodontal Surgery. Our BioMend(R) Absorbable Collagen Membrane is used for guided tissue regeneration in periodontal surgery. The BioMend(R) membrane is inserted between the gum and the tooth after surgical treatment of periodontal disease, preventing the gum tissue from interfering with the regeneration of the periodontal ligament that holds the tooth in place. The body absorbs the BioMend(R) product after approximately four to seven weeks, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane. The BioMend(R) Extend product has the same indication for use as the BioMend(R) product, except that it absorbs in approximately 16 weeks. The BioMend(R) and BioMend(R) Extend Absorbable Collagen Membranes are sold through Zimmer.

Other Private Label Products. Our current private label products also include the VitaCuff(R) catheter access infection control device, the BioPatch(R) anti-microbial wound dressing, a wide range of absorbable collagen products for hemostasis for use in dental surgery sold under the names CollaCote(R), CollaTape(R) and CollaPlug(R), the Instat(R) Absorbable Collagen Hemostat, and cranial fixation devices for use in craniomaxillofacial surgery.

Distribution Channels

We sell our products directly through various sales forces and through a variety of other distribution channels. Our direct sales forces include the following:

Integra NeuroSciences(TM). Integra NeuroSciences' direct marketing effort in the United States and Europe currently involves more than 130 professionals, including direct salespeople (called neurospecialists in the United States), sales management, and clinical educators who educate and train both our salespeople and customers in the use of our products. Our Integra NeuroSciences(TM) sales force sells our monitoring products (including Camino, LICOX and Ventrix monitoring lines, cranial access kits, external ventricular and lumbar monitoring and drainage products and epilepsy electrodes), our neurosurgical operating room products (including the DuraGen, EnDura and NeuraGen products and the Selector Ultrasonic Aspirator) and the Ruggles line of neurosurgical instruments. These salespeople call primarily on neurosurgeons and intensive care units that are capable of managing neuro-trauma cases. We believe that we effectively address this focused group of hospital-based practitioners through our direct Integra NeuroSciences sales and marketing infrastructure in the United States and Europe and our distribution network elsewhere.

Plastic and Reconstructive Surgery. Our plastic and reconstructive surgery sales and marketing organization consists of 18 professionals, including direct salespeople, sales management, clinical educators, marketing management and product managers, as well as distributors outside of the United States. This sales and marketing organization sells INTEGRA Dermal Regeneration Template, INTEGRA Bi-Layer Matrix Wound Dressing, the NeuraGen Nerve Guide, Padgett dermatomes and meshers, and a wide variety of high quality surgical instruments and implants to plastic and reconstructive surgeons, burn surgeons, hospitals, surgery centers, and other physicians.

JARIT Surgical Instruments. Our JARIT organization sells its products to more than 5,200 hospitals and surgery centers worldwide. In the United States, JARIT employs an 18-person sales management force that works with over 100 distributor sales representatives. The JARIT organization sells the JARIT line of general and specialty instruments for open and endoscopic surgery, and a line of specialty instruments for spinal and neurosurgery.

Private Label. We market our private label products through strategic partners or original equipment manufacturer customers. Our private label products address large, diverse markets, and we believe that we can develop and promote these products more cost-effectively through leveraging the product development and distribution systems of our strategic partners than through developing the products ourselves or selling them through our own direct sales infrastructure. We have partnered with market leaders, such as Johnson & Johnson, Medtronic, Wyeth, and Zimmer, for the development and marketing efforts related to many of these products.

We have established a reputation as a value-added and dependable development and manufacturing partner. Many of our current private label products are built on our expertise in absorbable collagen products. In addition, we have expertise in the development, manufacture and supply of a variety of absorbable materials and can provide experienced personnel to support product quality and regulatory review efforts.

RESEARCH AND DEVELOPMENT STRATEGY

Our research and development programs focus on developing new products based on our materials and collagen engineering technologies and our expertise in fiber optics, ultrasonic technology and surgical fixation. We spent $12.8 million, $11.5 million and $8.9 million in 2003, 2002, and 2001, respectively, on research and development activities. The 2003 and 2002 amounts include $400,000 and $2.3 million of acquired in-process research and development charges, respectively, recorded in connection with acquisitions. In addition to internal research and development activities, we may continue to use our capital resources to acquire businesses that include research and development programs, which could result in additional in-process research and development charges in the future. We also receive contract development revenues and government grant funding which support a portion of our research and development activities. Research and development activities funded by contract development and government grant revenues amounted to $4.5 million, $3.5 million and $3.9 million in 2003, 2002, and 2001, respectively.

We have either acquired or secured the proprietary rights to several important technological and scientific platforms, including collagen matrix, intracranial monitoring, ultrasonic tissue ablation, and implantable fixation technologies. These technologies provide support for our critical applications in neurosurgery and tissue regeneration with additional opportunities for generating near-term and long-term revenues from medical applications. We have been able to identify and bring together critical platform technology components from which we work to develop products for both tissue regeneration and neurosurgical applications. These efforts have led to the successful development of new products, such as the NeuraGen(TM) Nerve Guide and DuraGen(R) Dural Graft Matrix.

We regularly review our research and development programs to ensure that they remain consistent with and supportive of our growth strategies. To that end, in 2003 we expanded our product development staff to increase the focus on our neurosurgical product development efforts and consolidated our San Diego research facility with our other facilities.

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

From time to time, we have recalled certain of our products. We have recalled defective components or devices supplied by other vendors, kits assembled by us that included incorrect combinations of products and defective devices manufactured by us. None of these recalls resulted in material direct expense to us or a long-term disruption of an important customer or supplier relationship. However, a future voluntary or involuntary recall of one of our major products, particularly if it involved a potential or actual risk to patients, could have an adverse financial impact on us as a result both of direct expenses and disrupted customer relationships.

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

We may not receive the necessary regulatory approvals, including approval for product improvements and new products, on a timely basis, if at all. Delays in receipt of, or failure to receive, regulatory approvals could have a material adverse effect on our business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, these changes might have. These changes, however, could have a material impact on our business.

We have received or acquired more than 200 Premarket Notification 510(k) clearances, five approved PMA applications and 56 supplemental PMA applications. We expect to file new applications during the next year to cover new products and variations on existing products.

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

Medical Device Regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective, and all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification requires a comprehensive Quality System program, and submission of data on a product to the Notified Body in Europe. The Medical Device Directive, ISO 9000 series, ISO 13485 and EN46001 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) audits each of our facilities annually to verify our compliance with these standards. In 2002, each of our certified facilities was audited, and we have maintained our certification to these standards.

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

PATENTS AND INTELLECTUAL PROPERTY

We seek patent protection of our key technology, products and product improvements both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages as it relates to our existing product lines. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

ACCU-DISC(TM), BioMend(R), Camino(R), CollaCote(R), CollaPlug(R), CollaStat(TM), CollaTape(R), Dissectron(R), DuraGen(R), DuraGen Plus(TM), EquiFlow(R), Helistat(R), Helitene(R), Heyer-Schulte(R), INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bi-Layer Matrix Wound Dressing, Integra NeuroSciences(TM), Integra NeuroSupplies(TM), Integra Supplies(TM), JARIT(R), LICOX(R), NeuraGen(TM), Novus(R), LPV(R), Orbis-Sigma(R), Osteoject(R), NeuroSensor(R), Padgett Instruments, Inc(R), Pudenz(TM), Redmond(TM), Ruggles(TM), Selector(R), Spetzler(R), Spinal Specialties(R), Sundt(TM), Ventrix(R), VitaCuff(R) are some of the trademarks of Integra and its subsidiaries. All other brand names, trademarks and service marks appearing in this report are the property of their respective holders.

COMPETITION

Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun and the Valleylab division of Tyco International Ltd. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery.

Our largest competitors in plastic and reconstructive surgery are LifeCell Corporation, Inamed Corporation, Mentor Corporation, Zimmer Holdings, Inc. and Brennen Medical, Inc.

We believe that we are the third largest surgical instrument company in the United States. The two larger companies are the Codman division of Johnson & Johnson, and the V. Mueller division of Cardinal Healthcare. In addition, there are many smaller instrument companies that compete with many of our specialty instruments. We rely on the depth and breadth of our sales and marketing organization to maintain our competitive position in surgical instruments.

Our private label products face diverse and broad competition, depending on the market addressed by the product.

Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device, rather than any particular product (such as autograft tissue as a substitute for the INTEGRA(R) Dermal Regeneration Template, our duraplasty products, and the NeuraGen(TM) Nerve Guide). Depending on the product line, we compete on the basis of our products' features, strength of our sales force or marketing partner, sophistication of our technology, and cost effectiveness of our solution to the customer's medical requirements.

EMPLOYEES

At December 31, 2003, we had approximately 880 regular employees engaged in production and production support (including warehouse, engineering, and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our Biot, France facility, none of our current employees are subject to a collective bargaining agreement.

Many of our employees, including those holding senior positions in our regulatory, operations, research and development, and sales and marketing departments, were recruited from large pharmaceutical or medical technology companies. Our sales representatives and regional sales managers attend in-depth product training meetings throughout the year, and our clinical development team consists of medical professionals who specialize in specific therapeutic areas that our products serve. We believe that our clinical development team differentiates us from our competition, as their knowledge and experience as medical professionals allows them to more effectively educate and train both our sales force and the customers who use our products. This team is especially valuable in communicating the clinical benefits of new products.

AVAILABLE INFORMATION

Integra is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the "SEC Filings" page of the Investor Relations section of our website at www.Integra-LS.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 450 Fifth Street, N.W. in Washington, D.C. 20549, or at the SEC's Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," that constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Integra, including, among other things:

* general economic and business conditions, both nationally and in our international markets;
* our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
*  anticipated trends in our business;
*  existing and future regulations affecting our business;
* our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;
* our ability to complete acquisitions and integrate operations post-acquisition; and
* other risk factors described in the section entitled "Factors That May Affect Our Future Performance" in this report.

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

                 FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

*  the impact of acquisitions;
*  the timing of significant customer orders;
* market acceptance of our existing products, as well as products in development;
*  the timing of regulatory approvals;
* the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and other alliances;
* changes in the rate of exchange between the U.S. dollar, the euro and the British pound;
* expenses incurred and business lost in connection with product field corrections or recalls;
*  our ability to manufacture our products efficiently; and
*  the timing of our research and development expenditures.

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

Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun, and the Valleylab division of Tyco International Ltd. In addition, many of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our plastic and reconstructive surgery business is small compared to its principal competitors, which include major medical device and wound care companies such as the ETHICON division of Johnson & Johnson, Smith and Nephew, Inamed, Mentor, and Zimmer. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for the INTEGRA(R) Dermal Regeneration Template, our duraplasty products, and the NeuraGen(TM) Nerve Guide.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 17 businesses or product lines at a total cost of approximately $118 million.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If a third-party manufacturer or we change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties. See "Business--Regulation--Government Regulation".

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft products, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Recent cases of BSE discovered in Canada and the United States have increased awareness of the issue in North America.

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the manufacture of our products is derived only from the deep flexor tendon of cattle from the United States that are less than 24 months old. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon, the sole source of our collagen, is in the lowest risk category for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Additionally, we use processes in the manufacturing of our products that are believed to inactivate prions. Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material effect on our current business or our ability to expand our business.

The European Union has recently announced that new medical devices containing tissues of animal origin will have to conform to new requirements, and existing medical devices containing animal tissue must be re-assessed between April 1, 2004 and September 30, 2004. If the required documentation is not submitted, received and approved, by September 30, 2004, existing EC Certificates will become invalid. We plan to submit all documents required for a re-assessment of our products within the schedule required by the European Union.

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan may require that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, all of our tendon is sourced from the United States. If we cannot secure and qualify a source of tendon from a country that has never had a case of BSE, we may not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan after September 2004. We do not currently sell our dural or skin repair products in Japan.

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

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, cost less, or are ready for commercial introduction before our products. For example, our sales of shunt products could decline if neurosurgeons increase their use of programmable valves and we fail to introduce a competitive product, or our sales of certain catheters may be adversely affected by the recent introduction by other companies of catheters that contain anti-microbial agents intended to reduce the incidence of infection after implantation. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. In 2003, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue into 2004. We currently do not hedge our exposure to foreign currency risk. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

Currently, we do not use derivative financial instruments to manage foreign currency risk. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe that this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

In general, we cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Our sales to foreign markets may be affected by local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition, and changes in local medical practice. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

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

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

* major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
* Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
* numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
* there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
* we are party to contracts with group purchasing organizations that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
* there is economic pressure to contain health care costs in international markets;
* there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
* there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

In October 2003 ADVAMED, the principal U.S. trade association for the medical device industry, promulgated a model "code of conduct" that sets forth standards by which its members should abide in the promotion of their products. The ADVAMED Code became effective as of January 1, 2004. In addition, we have in place policies and procedures for compliance that we believe are as stringent as, or more stringent than, those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, we believe that the sales and marketing practices of our industry will be subject to increased scrutiny from government agencies.

Our Private Label Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

Our private label business depends in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important alliance is our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. Termination of any of our alliances would require us to develop other means to distribute the affected products affected and could adversely affect our expectations for the growth of private label products.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in Plainsboro, New Jersey, Biot, France, Pembroke, Massachusetts, San Diego, California, Anasco, Puerto Rico, Andover, England and Mielkendorf, Germany. Our primary distribution centers are located in Cranbury, New Jersey, Hawthorne, New York, San Antonio, Texas, Andover, England and Biot, France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. We lease all of our facilities other than our facilities in Biot, France and Tuttlingen, Germany, which we own.

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

ITEM 3. LEGAL PROCEEDINGS

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Trial Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues willfully and deliberately to induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by us that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

In March 2000, a jury returned a unanimous verdict in our favor and awarded us $15,000,000 in damages, finding that Merck KGaA had willfully infringed and induced the infringement of our patents. The Trial Court dismissed Scripps and Dr. Cheresh from the case.

In October 2000, the Trial Court entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the Trial Court also granted to us pre-judgment interest of approximately $1,350,000, bringing the total award to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Trial Court entered orders in favor of us and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and we each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). The Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. We expect the Trial Court to begin new hearings on damages in the summer of 2004. We have not recorded any gain in connection with this matter.

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

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax liabilities on behalf of each of these subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ADDITIONAL INFORMATION:

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers of the Company

The executive officers of Integra are elected annually and serve at the discretion of the Board of Directors. The only family relationship between any of the executive officers and our Board of Directors is that Mr. Holtz is the nephew of Richard E. Caruso, Ph.D., the Chairman of the Board of Directors. The following information indicates the position and age of our executive officers as of the date of this report and their previous business experience.

NAME                                 AGE   POSITION
Stuart M. Essig ...................   42   President, Chief Executive Officer and Director

Gerard S. Carlozzi.................   47   Executive Vice President, Chief Operating
                                           Officer

John B. Henneman, III..............   42   Executive Vice President, Chief Administrative
                                           Officer and Secretary

David B. Holtz.....................   37   Senior Vice President, Finance and Treasurer

Donald R. Nociolo .................   41   Senior Vice President, Operations

Judith E. O'Grady..................   53   Senior Vice President, Regulatory, Quality
                                           Assurance and Clinical Affairs

Robert D. Paltridge ...............   45   Senior Vice President, Global Sales

Deborah A. Leonetti ...............   48   Vice President, Global Marketing

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

Gerard S. Carlozzi is Integra's Executive Vice President and Chief Operating Officer, and is responsible for the company's marketing, sales, manufacturing, distribution and research and development functions. Mr. Carlozzi joined Integra in September 2003, after serving as a consultant to the Company from March 2003 to September 2003. Prior to joining Integra, Mr. Carlozzi had spent 20 years in the medical device industry. From 1999 to 2003, he was President, Chief Executive Officer and a director of Bionx Implants, a company focused on the development of novel biomaterial devices for various surgical specialties. Prior to 1999, he held various management positions with Synthes USA, Acufex microsurgical and Infusaid Corporation. He received a BS degree in engineering and an MBA from Northeastern University. Mr. Carlozzi also serves on the Board of Directors of Cascade Medical Corporation.

John B. Henneman, III is Integra's Executive Vice President, Chief Administrative Officer and Secretary, and is responsible for the law department, regulatory affairs, corporate quality systems, clinical affairs, business development, human resources, information management and investor relations. Mr. Henneman was our General Counsel from September 1998 until September 2000 and our Senior Vice President, Chief Administrative Officer and Secretary from September 2000 until February 2003. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. From 1994 until June 1997, Mr. Henneman was Vice President of Corporate Development, General Counsel and Secretary. From June 1997 through November 1997, he served in the additional capacity of interim Co-Chief Executive Officer and from December 1997 to August 1998 Mr. Henneman was Executive Vice President, US Operations, and Chief Legal Officer. Mr. Henneman received his A.B. from Princeton University and his J.D. from the University of Michigan Law School.

David B. Holtz joined Integra as Controller in 1993, served as Vice President, Finance and Treasurer from March 1997 to January 2001, and was promoted to Senior Vice President, Finance and Treasurer in February 2001. From August 2002 through October 2003, Mr. Holtz was given responsibility for managing Integra's European operations to support the transition of our acquisitions in Europe. His current responsibilities include managing all financial reporting and accounting functions. Before joining Integra, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. He received a BS degree in Business Administration from Susquehanna University and has been certified as a public accountant.

Donald R. Nociolo joined Integra as Director of Manufacturing in 1994, served as Vice President, Operations since March 1997, and was promoted to Senior Vice President of Operations in May 2000. He is responsible for managing Integra's worldwide manufacturing and distribution operations. Mr. Nociolo has over sixteen years experience working in engineering and manufacturing management in the medical device industry. Six of those years were spent working at ETHICON, Inc., a division of Johnson & Johnson. Mr. Nociolo received a BS degree in Industrial Engineering from Rutgers University and an MBA in Industrial Management from Fairleigh Dickinson University.

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

Robert D. Paltridge joined Integra as National Sales Director in February 1995 and was appointed Vice President, North American Sales in September 1997. He was promoted to Vice President, Global Sales in October 2002 and Senior Vice President, Global Sales in January 2003. His responsibilities include managing the worldwide sales activities of Integra's three sales organizations and third-party distributors. Mr. Paltridge has 21 years of sales and sales management experience in the medical device industry. Before joining Integra, he was National Sales Manager at Strato Medical, a division of Pfizer, Inc. He received a BS degree in Business Administration from Rutgers University.

Deborah A. Leonetti joined Integra in May of 1997 as Director of Marketing and was promoted to Vice President, Global Marketing in April 1999. Her responsibilities include worldwide strategic marketing for all Integra products. From September 1989 through May 1997, Ms. Leonetti worked for Cabot Medical, which was later acquired by Circon Corporation, and held positions in sales, sales training, and marketing. Prior to her experience at Cabot-Circon, Ms. Leonetti completed fifteen years of clinical practice as a registered nurse at St. Christopher's Hospital for Children in Philadelphia. She received her nursing degree from St. Joseph's Hospital School of Nursing and La Salle University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Integra's Common Stock trades on The NASDAQ National Market under the symbol IART. The following table lists the high and low sales prices for our Common Stock for each quarter for the last two years:


                        HIGH           LOW
     2003

Fourth Quarter        $ 34.99        $ 27.23
Third Quarter         $ 30.65        $ 23.39
Second Quarter        $ 29.94        $ 22.49
First Quarter         $ 23.72        $ 15.66

     2002

Fourth Quarter        $ 18.99        $ 12.06
Third Quarter         $ 21.80        $ 14.30
Second Quarter        $ 29.00        $ 17.35
First Quarter         $ 33.50        $ 24.61

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

The number of stockholders of record as of March 2, 2004 was approximately 600, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 5,000.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We have acquired numerous businesses and product lines during the previous five years. As a result of these acquisitions, the consolidated financial results and balance sheet data for certain of the periods presented below may not be directly comparable.

                                                                         Years Ended December 31,
                                                             2003       2002       2001       2000       1999
                                                            ------     ------     ------     ------     ------
                                                                  (in thousands, except per share data)
Operating Results:
Total revenue (1) ......................................   $185,599  $117,822  $ 93,442   $ 71,649   $ 42,876
Total operating costs and expenses (2) .................    145,952    98,635    79,156     83,370     55,256
                                                            -------    ------    ------     ------     ------
Operating income (loss) ................................     39,647    19,187    14,286    (11,721)   (12,380)

Interest income (expense), net .........................        471     3,535     1,393       (473)       294
Gain on disposition of product line ....................         --        --        --      1,146      4,161
Other income (expense), net (1) ........................      3,071         3      (392)       201        141
                                                             ------    ------    ------     ------     ------
Income (loss) before income taxes ......................     43,189    22,725    15,287    (10,847)    (7,784)
Income tax expense (benefit) (3) .......................     16,328   (12,552)  (10,876)       108     (1,818)
                                                             ------    ------    ------     ------     ------
Net income (loss) before cumulative
   effect of accounting change .........................     26,861    35,277    26,163    (10,955)    (5,966)

Cumulative effect of accounting change(5) ..............         --       --         --       (470)        --
                                                             ------    ------    ------     ------     ------
Net income (loss) ......................................    $26,861   $35,277    $26,163  $(11,425)   $(5,966)
                                                             ======    ======     ======    ======     ======

Diluted net income (loss) per share ....................     $ 0.88    $ 1.14     $ 0.94    $(0.97)    $(0.40)
Weighted average shares outstanding ....................     30,468    30,895     27,796    17,553     16,802

Pro Forma Data (5):
Total revenue ..........................................                                             $ 42,974
Net loss ...............................................                                               (5,868)
Basic and diluted net loss per share ...................                                             $  (0.40)

                                                                               December 31,
                                                             2003       2002       2001       2000       1999
                                                            ------     ------     ------     ------     ------
                                                                              (in thousands)
Financial Position:
Cash, cash equivalents, and marketable securities(4,6)..   $206,743  $132,311   $131,036   $ 15,138   $ 23,612
Total assets ...........................................    412,526   274,668    227,588     86,514     66,253
Long-term debt (6) .....................................    119,257       --         --       4,758      7,625
Accumulated deficit ....................................    (17,462)  (44,323)   (79,600)  (105,729)   (94,304)
Stockholders' equity ...................................    268,530   247,597    204,056     53,781     37,989

(1) In 2003, we recorded $11.0 million of other revenue related to the acceleration of the recognition of unused minimum purchase payments and unamortized license fee revenue from ETHICON following the termination of the supply distribution and collaboration agreement in December 2003. We also recorded a $2.0 million gain in other income associated with a related termination payment received from ETHICON.
(2)  We recorded the following significant special items in operating expenses:
     $1.1 million of expenses related to the closure of our San Diego research center, $0.4 million of acquired in-process research and development and a $2.0 million donation to the Integra Foundation in 2003; $2.3 million of acquired in-process research and development charges recorded in connection with acquisitions in 2002; a $13.5 million stock-based compensation charge incurred in connection with the extension of the employment of our President and Chief Executive Officer in 2000; and $2.5 million in fair value inventory charges and $1.0 million in severance costs related to acquisitions in 1999.
(3) In 2002 and 2001, respectively, Integra recognized a $20.4 million and $11.5 million deferred income tax benefit primarily related to the reduction of a portion of the valuation allowance recorded against its deferred tax assets. In 1999, Integra recognized a $1.8 million deferred income tax benefit from the reduction of the deferred tax liability recorded in the NeuroCare acquisition to the extent that consolidated deferred tax assets were generated subsequent to the acquisition.
(4) In August 2001, we issued 4,747,500 shares of common stock at $25.50 per share in a follow-on public offering. The net proceeds generated by the offering, after expenses, were $113.4 million. We subsequently used a portion of these proceeds to repay outstanding indebtedness totaling $9.3 million, for which we recorded a $256,000 loss on the early retirement of debt.
(5) As the result of the adoption of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), we recorded a $470,000 cumulative effect of an accounting change to defer a portion of a nonrefundable, up-front fee received and recorded in other revenue in 1998. The cumulative effect of this accounting change was measured as of January 1, 2000. As a result of this accounting change, other revenue in 2003, 2002, 2001 and 2000 includes $112,000 of amortization of the amount deferred as of January 1, 2000. Pro forma data reflects the amounts that would have been reported if SAB 101 had been retroactively applied.
(6) In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. The notes are convertible into approximately
     3.5 million shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Factors That May Affect Our Future Performance".

Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for the use of certain non-GAAP financial information. In Management's Discussion and Analysis of Financial Condition and Results of Operations, we provide information regarding growth in product revenues excluding recently acquired product lines, which is a non-GAAP financial measure. A reconciliation of this non-GAAP financial measure to the most comparable GAAP measure is provided in this annual report.

This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. Management believes that this non-GAAP financial measure constitutes important supplemental information to investors which reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations, provides a more complete understanding of factors and trends affecting our ongoing business and operations. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirely and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

GENERAL

Integra develops, manufactures, and markets medical devices for use in neuro-trauma, neurosurgery, plastic and reconstructive surgery, and general surgery. Our business is organized into product groups and distribution channels. Our product groups include implants and other devices for use in the operating room, monitoring systems for the measurement of various parameters in tissue (such as pressure, temperature, and oxygen), hand-held and ultrasonic surgical instruments, and private label products that we manufacture for other medical device companies.

Our distribution channels include a sales organization that we employ to call on neurosurgeons, another employed sales force to call on plastic and reconstructive surgeons, and networks of third-party distributors that we manage. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.

We manufacture most of the operating room, monitoring and private label products that we sell in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also manufacture the ultrasonic surgical instruments that we sell, but we source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 27%, 32% and 32% of product revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

We manage these multiple product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment - the development, manufacturing, and distribution of medical devices.

Our objective is to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in product revenues both through internal means - through launching new and innovative products and selling existing products more intensively - and by acquiring existing businesses or already successful product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that tend to support the view that our profitability can grow for a period of years. These measurements include revenue growth from products developed internally or acquired more than a year before the reporting period in question, gross margins on products revenues, which we hope to increase to more than 65% over a period of several years, operating margins for the entire company, which we hope to increase substantially from the level we reported in 2003, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2003 not directly comparable to those of the corresponding prior year periods. Since the beginning of 2001, we have acquired the following businesses, assets and product lines:

In December 2003, we acquired the assets of Reconstructive Technologies, Inc. for $400,000 in cash and an agreement to make future payments based on product sales. Reconstructive Technologies is the developer of the Automated Cyclic Expansion System (ACE System(TM)), a tissue expansion device. As the ACE system is not yet approved, we recorded an in-process research and development charge in connection with this acquisition. Once approved, we plan to market the system through our plastic and reconstructive sales force.

In November 2003, we acquired all of the outstanding capital stock of Spinal Specialties, Inc. from I-Flow Corporation for approximately $6.0 million in cash, subject to a working capital adjustment. Spinal Specialties assembles and sells custom kits and products for chronic pain management, including the OsteoJect(TM) Bone Cement Delivery System and the ACCU-DISC(TM) Pressure Monitoring System. Spinal Specialties markets its products to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors. We report sales of Spinal Specialties products as instrument revenues.

In August 2003, we acquired the assets of Tissue Technologies, Inc., the manufacturer and distributor of the UltraSoft(TM) line of facial implants for soft tissue augmentation of the facial area. We market the UltraSoft products directly to cosmetic and reconstructive surgeons through our plastic and reconstructive surgery sales force.

In March 2003, we acquired all of the outstanding capital stock of J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) for $45.6 million in cash. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. JARIT generates its domestic product sales primarily through sales to hospitals that are members of group purchasing organizations. Group purchasing organizations use the combined leverage of their member hospitals to obtain better prices for medical products for the participating hospitals and other health care providers than might otherwise be available to these institutions individually. The acquisition of JARIT broadened Integra's customer base and surgical instrument product offering and facilitated the procurement of Integra's Ruggles(TM) and Padgett instrument products directly from the instrument manufacturers.

In December 2002, we acquired the epilepsy monitoring and neurosurgical shunt business of the Radionics division of Tyco Healthcare Group for $3.7 million in cash. We moved the manufacturing of the acquired lines to our facility in Biot, France and are selling the acquired products through our Integra NeuroSciences sales force.

In October 2002, we acquired Padgett Instruments, Inc.(R), a marketer of instruments used in reconstructive and plastic surgery, for $9.6 million in cash. Our acquisition of Padgett Instruments broadened our existing surgical customer base and allowed us to expand into new market segments. We consolidated Padgett's operations into our distribution center located in Cranbury, New Jersey in March 2003.

In August 2002, we acquired certain assets, including the NeuroSensor(R) monitor and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom ("Novus") and entered into a related development agreement pursuant to which Novus will, at its own cost, conduct certain clinical studies, continue development of an additional monitoring product, and design and transfer to us a validated manufacturing process for these products. We paid Novus $3.5 million in cash at closing and agreed to pay an additional $1.5 million upon Novus' achievement of a development milestone and up to an additional $2.5 million based upon revenues from Novus' products. We expect the Novus products to complement our existing line of brain parameter monitoring products.

We expect to introduce the Novus NeuroSensor(R) Cerebral Blood Flow Monitoring System in the second half of 2004. The Novus monitoring system measures both intracranial pressure and cerebral blood flow using a single combined probe and an electronic monitor for data display. Cerebral blood flow is considered to be an important parameter for monitoring cerebral auto-regulation and, when combined with the measurement of intracranial pressure, is expected to facilitate improved patient care and clinical management with applications in neuro-trauma, cerebrovascular disease, and post-operative neurosurgical treatment.

In connection with the Novus acquisition, we recorded a $1.1 million in-process research and development charge for the value associated with the development of a next generation monitoring system. Novus remains responsible for the costs to complete development and obtain regulatory clearance for this project, the value of which we recorded as prepaid research and development. We estimated the value of the in-process research and development with the assistance of a third party appraiser using probability weighted cash flow projections with factors for successful development ranging from 15% to 20% and a 15% discount rate.

In August 2002, we acquired the neurosciences division of NMT Medical, Inc. for $5.7 million in cash. Through this acquisition, we added a range of leading differential pressure valves, including the Orbis-Sigma(R), Integra Hakim(R) and horizontal-vertical lumbar valves, and external ventricular drainage products to our neurosurgical product line. The acquired operations included a facility located in Biot, France that manufactures, packages and distributes shunting, catheter and drainage products.

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

In connection with the Signature Technologies acquisition, we recorded a $1.2 million in-process research and development charge for the value associated with a project for the development of an enhanced cranial fixation system using patented technology for improved identification and delivery of certain components of the system.

In December 2001, we acquired NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.1 million. The purchase price consisted of $0.2 million in cash, a $3.6 million note paid in January 2002, and 10,000 shares of Integra common stock. Integra NeuroSupplies markets a wide variety of supplies to neurologists, hospitals, sleep clinics, and other physicians in the United States as well as to original equipment manufacturers and distributors. In 2003, we relocated the NeuroSupplies operations to our facility in Pembroke, Massachusetts.

In April 2001, we acquired Satelec Medical, a manufacturer and marketer of the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces, for $3.9 million in cash. We completed the consolidation of the Satelec operations into our Andover, England and Biot, France facilities in 2002.

In April 2001, we acquired GMSmbH, the German manufacturer of the LICOX(R) product, for $3.2 million. The purchase price consisted of $2.6 million in cash, the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, we had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets.

RESULTS OF OPERATIONS

Net income in 2003 was $26.9 million, or $0.88 per diluted share, as compared to net income of $35.3 million or $1.14 per diluted share in 2002, and net income of $26.2 million or $0.94 per diluted share in 2001. Included in these amounts are certain revenues, charges, or gains resulting from facts and circumstances that, based on our recent history and future expectations, may not recur with similar materiality or impact on continuing operations. We believe that the identification of all revenues, charges, and gains that meet these criteria promotes comparability of reported financial results. The following revenues, charges, and gains were included in net income and net income per diluted share:

Recorded in 2003

* We recorded $11.0 million of other revenue related to the acceleration of the recognition of unused minimum purchase payments and unamortized license fee revenue from ETHICON following the termination of the Supply, Distribution and Collaboration agreement in December 2003.
*  We incurred $1.1 million of expenses related to the closing of our San
   Diego research center, consolidation of the research activities into our other facilities and the discontinuation of certain research programs.
* We recorded an acquired in-process research and development charge of $400,000 in connection with an acquisition.
* We made a $2.0 million donation to the Integra Foundation, which is included in general and administrative expenses.
* We received a $2.0 million payment from ETHICON from the termination of our agreement with them, which is included in other income.

Recorded in 2002

* We recorded a $20.4 million deferred income tax benefit primarily from the reduction of the valuation allowance recorded against our deferred tax assets associated with net operating loss carryforwards.
* We recorded acquired in-process research and development charges of $2.3 million in connection with acquisitions.

Recorded in 2001

* We recorded an $11.5 million deferred income tax benefit from the reduction of a portion of the valuation allowance recorded against our deferred tax assets associated with net operating loss carryforwards.
*  We recorded a $256,000 loss from the early retirement of debt.

Total Revenues and Gross Margin on Product Revenues
(in thousands, except per share data)                       2003       2002       2001
                                                          --------   --------   --------
   Monitoring products .................................  $ 44,229   $ 37,184   $ 28,158
   Operating room products .............................    53,301     38,326     27,240
   Instruments .........................................    47,168     16,802     14,972
   Private label products ..............................    21,997     20,313     17,538
                                                          --------   --------   --------
Total product revenues .................................   166,695    112,625     87,908
Other revenue ..........................................    18,904      5,197      5,534
                                                          --------   --------   --------
Total revenues..........................................   185,599    117,822     93,442

Cost of product revenues ...............................    70,597     45,772     36,014

Gross margin on product revenues .......................    96,098     66,853     51,894
Gross margin as a percentage of product revenues .......       58%        59%        59%

In 2003, total revenues increased 58% over 2002 to $185.6 million, led by a $54.1 million or 48% increase in product revenues to $166.7 million. Domestic product revenues increased $42.4 million in 2003 to $132.8 million, or 80% of total product revenues, as compared to 80% of product revenues in 2002 and 78% of product revenues in 2001. Sales of instruments and operating room products, which reported a 181% and 39% increase, respectively, in sales over 2002, led our growth in product revenues in 2003.

In 2002, total revenues increased 26% over 2001 to $117.8 million, led by a 28% increase in product revenues to $112.6 million. Domestic product revenues increased $21.8 million in 2002 to $90.4 million, or 80% of total product revenues. Sales of monitoring and operating room products, which reported a 32% and 41% increase, respectively, in sales over 2001, led our growth in product revenues in 2002.

Reported product revenues for 2003 and 2002 included the following amounts in revenues from acquired product lines:

                                              2003 Revenues     2002 Revenues      % change
                                             ---------------   ---------------   ------------
                                                                (in thousands)
Monitoring
   Products acquired during 2002 ...........    $  3,832        $  1,626             136%
   All other product revenues ..............      40,397          35,558              14%
                                                --------        --------
   Total Monitoring product revenues........      44,229          37,184              19%

Operating Room
   Products acquired during 2002 ...........    $  9,360        $  3,325             182%
   All other product revenues ..............      43,941          35,001              26%
                                                --------        --------
   Total Operating Room product revenues....      53,301          38,326              39%

Instruments
   Products acquired during 2003 ...........    $ 24,476        $   --               N/A
   Products acquired during 2002 ...........       4,775           1,238             286%
   All other product revenues ..............      17,917          15,564              15%
                                                --------        --------
   Total Instruments product revenues.......      47,168          16,802             181%

Private Label
   Products acquired during 2002 ...........    $  2,772        $  1,418              95%
   All other product revenues ..............      19,225          18,895               2%
                                                --------        --------
   Total Private Label product revenues.....      21,997          20,313               8%

Consolidated
   Products acquired during 2003 ...........   $  24,476        $   --               N/A
   Products acquired during 2002 ...........      20,739           7,607             173%
   All other product revenues ..............     121,480         105,018              16%
                                               ---------        --------
   Total product revenues ..................     166,695         112,625              48%

Product line revenues excluding 2003 and 2002 acquisitions grew at 16% for the year ended December 31, 2003 as compared to 2002. Increased sales of our DuraGen(R) Dural Graft Matrix, NeuraGen(TM) Nerve Guide, intracranial monitoring and drainage systems, and neurosurgical systems accounted for most of this growth in 2003.

Revenue from sales of drainage product lines acquired in 2002 and the Integra NeuroSupplies(TM) products acquired in December 2001 and increased sales of our intracranial monitoring systems and existing drainage systems all contributed significantly to the growth in our monitoring product revenues in 2002. Revenue from sales of the Padgett Instruments product line acquired in 2002 and a full year of sales of the Dissectron(R) Ultrasonic Aspirator product line acquired in April 2001 contributed to the growth in instruments product revenues in 2002. Growth in private label product revenues in 2002 was generated primarily by increased revenues from the Absorbable Collagen Sponge component of Medtronic's recently approved InFUSE(TM) Bone Graft product and $1.4 million in sales of product lines acquired in 2002.

In 2003, we expanded our dural repair product offering with the introduction through our Integra NeuroSciences sales force of the DuraGen Plus(TM) Dural Graft Matrix and EnDura(TM) No-React(R) Dural Substitute in the United States. The DuraGen Plus product represents the second generation in Integra's line of absorbable and sutureless onlay collagen matrix grafts for cranial and spinal dural repair. The EnDura(TM) product is a new suturable product for the repair of the dura mater.

In addition, through our plastic and reconstructive sales force we launched the Dermatome Model S. Designed specifically for burn surgeons, it is lighter, more ergonomic and more powerful than the other dermatomes in Integra's Padgett instrument line.

Through ETHICON, we also launched the INTEGRA(TM) Bi-Layer Matrix Wound Dressing. This product is used for the management of wounds, including partial and full-thickness wounds, as well as chronic wounds and trauma wounds. Following the termination of the ETHICON agreement in December 2003, we now market these products through our plastic and reconstructive sales force.

We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our future growth will derive from our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and from internally developed and acquired products. We also intend to continue to acquire businesses that complement our existing businesses and products.

Gross margin as a percentage of product revenues was 58% in 2003 and 59% in 2002 and 2001. Cost of product revenues included $1,261,000, $447,000 and $203,000 in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2003, 2002 and 2001, respectively. During 2003, the gross margin was negatively affected by acquisitions of lower margin products and the impact of foreign exchange rates on the cost of products that we manufacture or purchase in Europe. We expect our future gross margins to benefit as we resume the direct sales of the INTEGRA(R) Dermal Regeneration Template and related products and as sales of the higher margin products continue to grow faster than other products.

We currently do not hedge our exposure to foreign currency risk. In 2003, the cost of products we manufacture in or purchase in Europe exceeded our foreign currency-denominated revenues. We expect this imbalance to continue into 2004. A further weakening of the dollar against the euro and British pound could negatively affect future gross margins.

Other revenue consists of research and development funding from strategic partners and government grants, and license, distribution, and other event-related revenues from strategic partners and other third parties. Other revenue increased in 2003 by $13.7 million primarily due to the accelerated recognition of $11.0 million of license and distribution fee revenue due to the termination of the ETHICON agreement. The $337,000 decline in 2002 resulted from a decline in government grant funding and the expiration of a technology royalty agreement, although the receipt in 2002 of $1.0 million in event-related payments partially offset those negative factors. Since our agreement with ETHICON was the main source of our other revenue, we expect it to significantly decrease in 2004.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of product revenues:

                                                            2003       2002       2001
                                                          --------   --------   --------
Research and development ...............................    7.7%       10.2%       10.1%
Selling and marketing ..................................   22.9%       22.3%       23.1%
General and administrative .............................   12.8%       12.9%       12.7%

We recorded $400,000 and $2.3 million of in-process research and development charges in connection with acquisitions in 2003 and 2002, respectively. Other research and development expenses increased in both 2003 and 2002 as a result of increased headcount and spending on product development focused on our neuro products. We incurred additional expenses of $950,000 in 2003 related to the consolidation of our San Diego research center with our other facilities. During 2003, we also increased spending on clinical research relationships with research institutions related to markets in which we compete.

We expect our research and development expenses as a percentage of product revenues to decline further in 2004 because of the significant increase in hand-held instrument product revenues as a proportion of our total revenues. By their nature, our hand-held instrument product lines require less research and development and depend on sales and marketing efforts to support continued growth.

Sales and marketing expenses increased significantly in both 2003 and 2002 with the expansion of our domestic and international sales and marketing organization and increased trade show activities. In 2003, the increase included sales support for JARIT Instruments and the expansion of the plastic and reconstructive sales force in anticipation of the termination of the ETHICON agreement. We also hired more experienced marketing professionals and spent more on advertising. In 2004, we expect to continue to expand our neuro and plastic and reconstructive sales forces.

General and administrative expenses increased $6.8 million in 2003, $2.5 million of which is related to operating costs associated with recently acquired businesses that were not reflected in our results for the full year in 2002. In addition, in 2003 we donated $2.0 million to the Integra Foundation and incurred additional costs to consolidate several facilities.

General and administrative expenses increased $3.4 million in 2002, $1.9 million of which was related to operating costs associated with acquired businesses that were not reflected in our results for the full year in 2001. The remaining increase in general and administrative expenses in 2002 consisted primarily of increased rent at our expanded corporate headquarters and higher insurance and legal costs.

We initiated and completed a number of activities in the fourth quarter of 2003, including the expansion of our marketing capability, the doubling of our plastic and reconstructive surgery sales organization, the consolidation of our San Diego research and manufacturing facilities, and making a significant contribution to the Integra Foundation. These activities resulted in higher operating costs compared to our recent trend. We anticipate our 2004 operating costs as a percentage of product revenues to decrease compared to the levels incurred in the fourth quarter of 2003.

Amortization expense increased in 2003 primarily because of amortization on additional intangible assets acquired through our business acquisitions. Annual amortization expense is expected to be approximately $3.3 million in 2004, $3.1 million in 2005, $3.0 million in 2006, $2.8 million in 2007, and $2.5 million in 2008.

Non-Operating Income and Expenses

In 2003, we received approximately $115.9 million of net proceeds from the sale of $120.0 million of our 2 1/2% contingent convertible subordinated notes due in March 2008. We have recorded $2.7 million for the interest expense associated with the notes, which was offset by $3.2 million of interest income on our invested cash and marketable debt securities.

We will pay additional interest ("Contingent Interest") on our convertible notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56 per share. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. We recorded a $365,000 liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. At December 31, 2003, the estimated fair value of the Contingent Interest obligation was $458,000.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes.

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense for the year ended December 31, 2003 reflects a $330,000 reduction associated with the interest rate swap.

The net fair value of the interest rate swap at inception was $767,000. At December 31, 2003, the net fair value of the interest rate swap increased $305,000 to $1.1 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, we recorded a $433,000 net decrease in the carrying value of our convertible notes. The net $128,000 difference between changes in the fair value of the interest rate swap and the convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

Our net other income/expense increased by $3.1 million in 2003. This increase consisted primarily of the $2.0 million termination payment received from ETHICON and foreign currency transaction gains.

In August 2001, we raised $113.4 million from a follow-on public offering of 4.7 million shares of common stock. Accordingly, net interest income in 2002 increased to $3.5 million, as compared to net interest income of $1.4 million in 2001.

Income Taxes

Since 1999, we have generated positive taxable income on a cumulative basis. In light of this trend, our projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, we concluded in the fourth quarter of 2001 that we no longer needed to maintain a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences. We reduced the valuation allowance by $12.0 million in 2001 because we believed that it was more likely than not that we would realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001.

In the fourth quarter of 2002, we reduced the remaining valuation allowance recorded against net operating loss carryforwards by $23.4 million, which reflected our estimate of additional tax benefits that we expected to realize in the future. A valuation allowance of $5.4 million is recorded against the remaining $33.5 million of net deferred tax assets recorded at December 31, 2003. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

In 2003, our effective income tax rate was 37.8% of income before income taxes. The increase as compared to 2002 and 2001 resulted from the income tax benefits related to the reduction of deferred tax asset valuation allowances recorded in 2002 and 2001 and a larger proportion of our taxable income being generated in higher tax jurisdictions in 2003.

The net change in the Company's valuation allowance was $(2.3) million, $(26.7) million, and $(10.4) million, in 2003, 2002 and 2001, respectively.

At December 31, 2003, we had net operating loss carryforwards of approximately $72.8 million and $10.5 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2018 and 2009, respectively. New Jersey has imposed a moratorium on the ability of corporations to use their net operating loss carryforwards to reduce their New Jersey state tax obligations.

At December 31, 2003, several of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

INTERNATIONAL PRODUCT REVENUES AND OPERATIONS

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In 2003, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue into 2004. We currently do not hedge our exposure to foreign currency risk. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

Additionally, we generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries.

Our sales to foreign markets may be affected by local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition, and changes in local medical practice.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Product revenues by major geographic area are summarized below:

                                      United                  Asia       Other
                                      States     Europe     Pacific     Foreign     Consolidated
                                     --------   --------   ---------   ---------   --------------
                                                          (in thousands)
         2003 .....................  $132,805   $ 21,433   $  5,828    $  6,629       $166,695
         2002 .....................    90,422     14,737      4,062       3,404        112,625
         2001 .....................    68,612     10,577      4,838       3,881         87,908

In 2003, product revenues from customers outside the United States totaled $33.9 million, or 20% of consolidated product revenues, of which approximately 63% were to European customers. Of this amount, $21.3 million of these revenues were generated in foreign currencies.

In 2002, product revenues from customers outside the United States totaled $22.2 million, or 20% of consolidated product revenues, of which approximately 66% were to European customers. Of this amount, $13.4 million of these revenues were generated in foreign currencies.

In 2001, revenues from customers outside the United States totaled $19.3 million, or 22% of consolidated product revenues, of which approximately 55% were to European customers. Of this amount, $7.2 million of these revenues were generated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2003, we had cash, cash equivalents and marketable securities totaling $206.7 million. Investments consist almost entirely of highly liquid, interest bearing debt securities.

Cash Flows

We generated positive operating cash flows of $34.8 million, $32.0 million and $15.7 million in 2003, 2002 and 2001, respectively. Operating cash flows improved in 2003 and 2002 primarily as a result of higher pre-tax income and the benefits from the continued utilization of our net operating loss carryforwards and tax deductions generated by employee stock option exercises. Based on our current unused net operating loss carryforward position and various other future potential tax deductions, we expect our operating cash flows to continue to benefit from actual cash tax payments being lower than our effective book income tax rate for at least the next two years.

In 2003, we also generated $14.2 million from the issuance of common stock under employee benefit plans and $115.9 million of net proceeds from the sale of $120.0 million of our contingent convertible subordinated notes.

Our principal uses of funds in 2003 were $50.4 million for acquisitions, $38.6 million for the net purchases of marketable debt securities, $35.4 million for the repurchase of approximately 1.5 million shares our common stock and $3.8 million for capital expenditures. The significant repurchase of our common stock in 2003 was made simultaneously with the issuance of our convertible notes.

In 2002, our principal sources of funds were $32.0 million of operating cash flow and $3.3 million from the issuance of common stock. In 2002, our principal uses of funds were $25.0 million for acquisitions, the repayment of a $3.6 million note and $2.3 million for capital expenditures.

In August 2001, we issued 4.7 million shares of common stock in a public offering at $25.50 per share. The net proceeds generated by the offering, after expenses, were $113.4 million. With the proceeds from the public offering of common stock, we repaid all outstanding debt, including $7.9 million of bank loans and $1.4 million payable under the terms of a promissory note, in 2001. Additionally, a related term loan and revolving credit facility was terminated in 2001.

Working Capital

At December 31, 2003 and 2002, working capital was $167.3 million and $130.3 million, respectively. The increase in working capital in 2003 was primarily due to a decrease in the overall maturity of our marketable securities portfolio, additional investments in inventory to support our growth in product revenues, higher accounts receivable balances related to increased sales, and the recognition of significant amounts of deferred revenue and customer advances as revenue in 2003.

Convertible Debt and Related Hedging Activities

In 2003, we generated $115.9 million of net proceeds from the sale of $120.0 million of our contingent convertible subordinated notes due in March 2008. We pay interest on the convertible notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56. The contingent interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes into shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

In August 2003, we entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

Share Repurchase Plans

In March 2004, our Board of Directors authorized us to repurchase up to an additional 1.5 million shares of our common stock for an aggregate purchase price not to exceed $40.0 million. We may repurchase shares under this program through March 2005 either in the open market or in privately negotiated transactions.

During 2003 and 2002, respectively, we repurchased approximately 1.5 million and 100,000 shares of our common stock under previously authorized share repurchase programs.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term. In 2004, we expect to increase cash outlays for capital expenditures as compared to 2003, primarily because of an estimated $4.3 million of expenditures associated with information system upgrades.

Given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position could change significantly if we were to complete a business acquisition by utilizing a significant portion of our liquid assets.

Currently, we do not have any existing borrowing capacity or other credit facilities in place to raise significant amounts of capital if such a need arises.

Contractual Obligations and Commitments

We are obligated to pay the following amounts under various agreements:

                                         Less than                                 More than
                               Total       1 year      1-3 Years     3-5 Years      5 years
                              -------   -----------   -----------   -----------   -----------
                                                      (in millions)
Long Term Debt............... $120.0      $  --         $  --          $120.0       $  --
Interest on Long Term Debt...   13.5         3.0           9.0            1.5          --
Operating Leases.............    9.1         2.2           2.9            1.9          2.1
Purchase Obligations.........   10.2         6.3           3.2            0.7          --
Pension Contribution(1)......    0.2         0.2           --             --           --
Other Long Term Liabilities..    0.4         --            0.2            0.1          0.1
                             --------     -------       -------       --------      ------
Total........................ $153.4      $ 11.7        $ 15.3         $124.2       $  2.2

(1) Pension contributions after 2004 cannot be reasonably estimated.

In addition, under other agreements we are required to make payments based on sales levels of certain products or if specific development milestones are achieved.

In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for approximately $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The acquired business generated approximately $1.2 million in revenues for the twelve months ended December 31, 2003. The Company plans to market these products through its JARIT sales force.

In January 2004, the Company acquired the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for approximately $1.5 million in cash. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery. Prior to the acquisition, Fleetwood Medical marketed these product lines primarily to hospitals and physicians through a catalogue and a network of distributors. The acquired business generated approximately $1.0 million in revenues for the twelve months ended December 31, 2003.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with acquired in-process research and development charges, derivatives, amortization periods for acquired intangible assets, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

Allowances For Doubtful Accounts And Sales Returns

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

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf life expiration. Our evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent that we determine there are excess, obsolete or expired inventory quantities, we record valuation reserves against all or a portion of the value of the related products. If future demand or market conditions are different than our projections, a change in recorded inventory valuation reserves may be required and would be reflected in cost of revenues in the period the revision is made.

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

The determination of fair value of derivatives is based on valuation models that use observable market quotes or projected cash flows and our view of the creditworthiness of the derivative counterparty. If a derivative is no longer deemed qualify as an effective hedge, changes in the fair value of that derivative could significantly affect our non-operating income or expense.

Acquired In-Process Research and Development Charges

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

Amortization Periods

We provide for amortization using the straight-line method over the estimated useful lives of acquired intangible assets. We base the determination of these useful lives on the period over which we expect the related assets to contribute to our cash flows. If our assessment of the useful lives of intangible assets changes, we may change future amortization expense.

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, and are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies if we change our assessment of the likely outcome of these matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely impact our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. In 2003, the total cost of products we manufacture in or purchase in foreign currencies and other operating expenses that we incur in foreign currencies exceeded our total foreign currency-denominated revenues. We expect this imbalance to continue into 2004. A further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

Currently, we do not use derivative financial instruments to manage foreign currency risk. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

Interest Rate Risk - Marketable Debt Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at December 31, 2003 would increase or decrease interest income by approximately $2.1 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At December 31, 2003, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At December 31, 2003, the net fair value of the interest rate swap approximated $1.1 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Notes to Consolidated Financial Statements, Note 15 - Selected Quarterly Information - unaudited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Senior Vice President, Finance, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President, Finance, has concluded that our disclosure controls and procedures are effective. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,
Item 13 Certain Relationships and Related Transactions, and Item 14 Principal Accountant Fees and Services is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2004, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report.

1.       Financial Statements.

The following financial statements and financial statement schedules are filed as a part of this report.

Report of Independent Auditors ..........................................   F-1

Consolidated Statements of Operations for the years ended
 December 31, 2003, 2002, and 2001 ......................................   F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002 ............   F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 2003, 2002, and 2001 ......................................   F-4

Consolidated Statements of Changes in Stockholders' Equity
 For the years ended December 31, 2003, 2002, and 2001 ..................   F-5

Notes to Consolidated Financial Statements ..............................   F-6


2. Financial Statement Schedules.



Report of Independent Auditors on Financial Statement Schedule ..........   F-30

Financial Statement Schedule ............................................   F-31

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits required to be filed by Item 601 of Regulation S-K.

                                                                         Exhibit
                                                                          in
                                                                   Incorporated Filing
2.1      Stock Purchase Agreement, dated as of March 17,2003,
         Integra LifeSciences Corporation and Howard Jamner and
         other individual stockholders of J. Jamner Surgical
         Instruments, Inc. (17)                                       (Exh. 2.1)

3.1(a)   Amended and Restated Certificate of Incorporation of
         the Company (2)                                              (Exh. 3.1)

3.1(b)   Certificate of Amendment to Amended and Restated
         Certificate of Incorporation dated May 23, 1998 (3)         (Exh. 3.1(b))

3.2      Amended and Restated By-laws of the Company (7)              (Exh. 3)

4.1      Indenture, dated as of March 31, 2003, between Integra
          LifeSciences Holdings Corporation and Wells Fargo Bank
         Minnesota, National Association (19)                         (Exh. 4.1)

4.2      Registration Rights Agreement, dated as of March 31, 2003, between Integra LifeSciences Holdings Corporation and
         Credit Suisse First Boston, LLC, Banc of America Securities
         LLC and U.S. Bancorp Piper Jaffray Inc. (20)                 (Exh. 4.3)

4.3      Stock Option Grant and Agreement dated December 27,
         1997 between the Company and Stuart M. Essig* (7)            (Exh. 10.2)

4.4      Restricted Units Agreement dated December 27, 1997
         between the Company and Stuart M. Essig* (7)                 (Exh. 10.3)

4.5      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (12)                        (Exh. 4.1)

4.6      Stock Option Grant and Agreement dated December 22,
         2000 between Integra LifeSciences Holdings
         Corporation and Stuart M. Essig* (12)                        (Exh. 4.2)

4.7      Restricted Units Agreement dated December 22, 2000
         between Integra LifeSciences Holdings Corporation and
           Stuart M. Essig* (12)                                      (Exh. 4.3)

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

10.2     Equipment Lease Agreement between Medicus Corporation
         and the Company, dated as of June 1, 2000. (11)              (Exh. 10.1)

10.3     Form of Indemnification Agreement between the Company
         and [ ] dated August 16, 1995, including a schedule
         identifying the individuals that are a party to such
         Indemnification Agreements (4)                               (Exh. 10.37)

10.4     1993 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (2)                                             (Exh. 10.32)

10.5(a)  1996 Incentive Stock Option and Non-Qualified Stock
         Option Plan* (5)                                             (Exh. 4.3)

10.5(b)  Amendment to 1996 Incentive Stock Option and
         Non-Qualified Stock Option Plan* (7)                         (Exh. 10.4)

10.6     1998 Stock Option Plan* (6)                                  (Exh. 10.2)

10.7     1999 Stock Option Plan* (9)                                  (Exh. 10.13)

10.8     Employee Stock Purchase Plan* (6)                            (Exh. 10.1)

10.9     Deferred Compensation Plan* (9)                              (Exh. 10.15)

10.10    2000 Equity Incentive Plan* (13)                             (Exh. 10.17)

10.11    2001 Equity Incentive Plan* (14)                             (Exh. 4)

10.12    2003 Equity Incentive Plan* (18)                             (App. A)

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

10.14    Indemnity letter agreement dated December 27, 1997
         from the Company to Stuart M. Essig* (7)                     (Exh. 10.5)

10.15    Registration Rights Provisions* (12)                         (Exh. 10.2)

10.16    Amended and Restated Employment Agreement between
         John B. Henneman, III and the Company
         dated October 31, 2003* (22)                                 (Exh. 10.2)

10.17    Employment Agreement between Gerard Carlozzi and the
         Company dated September 25, 2003* (22)                       (Exh. 10.1)

10.18    Employment Agreement between Judith O'Grady and the
         Company dated February 20, 2003* (16)                        (Exh. 10.17)

10.19    Employment Agreement between David B. Holtz and the
         Company dated September 10, 2002* (15)                       (Exh. 10.38)

10.20 Employment Agreement between Donald R. Nociolo and the Company dated February 20, 2003* (1)

10.21    Retention Agreement between Robert Paltridge and the
         Company dated February 20, 2003* (19)                        (Exh. 10.1)

10.22(a) Supply, Distribution and Collaboration Agreement between
         Integra LifeSciences Corporation and Johnson & Johnson
         Medical, a Division of Ethicon, Inc. dated as of June 3,
         1999, certain portions of which are subject to a request
         for confidential treatment under Rule 24b-2 of the
         Securities Exchange Act of 1934. (8)                         (Exh. 10.1)

10.22(b) Amendment to Supply, Distribution and Collaboration
         Agreement by and between Integra LifeSciences Corporation
         and Ethicon, Inc., dated as of September 30, 2003) (21)      (Exh. 10.1)

10.23    Lease Contract dated June 30, 1994 between the Puerto
         Rico Industrial Development Company and Heyer-Schulte
         NeuroCare, Inc. (9)                                          (Exh. 10.32)

10.24    Industrial Real Estate Triple Net Sublease dated
         April 1, 1993 between GAP Portfolio Partners and
         Camino Laboratories. (9)                                     (Exh. 10.33)

10.25    Industrial Real Estate Triple Net Sublease dated
         January 15, 1997 between Sorrento Montana, L.P. and
         Camino NeuroCare, Inc. (9)                                   (Exh. 10.34)

21       Subsidiaries of the Company (1)

23       Consent of PricewaterhouseCoopers LLP (1)

31.1     Certification of Principal Executive Officer
         Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002 (1)

31.2     Certification of Principal Financial Officer
         Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002 (1)

32.1     Certification of Principal Executive Officer
         Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (1)

32.2     Certification of Principal Financial Officer
         Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (1)

* Indicates a management contract or compensatory plan or arrangement.
** Schedules and other attachments to the indicated exhibit were omitted. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or attachments.

(1)   Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995.
(3) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996.
(5) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-06577) which became effective on June 22, 1996.
(6) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-58235) which became effective on June 30, 1998.
(7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on February 3, 1998.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 2000.
(12) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on January 8, 2001.
(13) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on April 2, 2001.
(14) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-8 (File No. 333-73512) which became effective on November 16, 2001.
(15) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 20, 2002.
(16) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 2002.
(17) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on March 25, 2003.
(18) Incorporated by reference to the indicated exhibit to the Company's Definitive Proxy Statement on Form 14A filed on April 17, 2003.
(19) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 2003.
(20) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-3 (File No. 333-106625).
(21) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed on October 23, 2003.
(22) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2003.

(b) Reports on Form 8-K.

On October 6, 2003, we filed with the Securities and Exchange Commission a Report on Form 8-K under items 5 and 7 reporting the amendment of the 1999 Supply, Distribution and Collaboration Agreement between Integra LifeSciences Corporation and ETHICON, Inc.

On October 31, 2003, we furnished with the Securities and Exchange Commission a Report on Form 8-K under items 7 and 12 regarding our earnings for the quarter ended September 30, 2003.

On November 12, 2003, we filed with the Securities and Exchange Commission a Report on Form 8-K under item 9 regarding the conversion of restricted units held by an executive officer of the company into shares of common stock of the company and the executive officer's subsequent sale of some of those shares.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTEGRA LIFESCIENCES HOLDINGS CORPORATION



Date:  March 12, 2004       By: /s/ Stuart M. Essig
                            -----------------------------
                            Stuart M. Essig
                            President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.



         Signature                       Title                       Date
        -----------                     -------                     ------

/s/ Stuart M. Essig               President, Chief               March 12, 2004
------------------------------    Executive Officer and
Stuart M. Essig                   Director (Principal
                                  Executive Officer)

/s/ David B. Holtz                Senior Vice President,         March 12, 2004
------------------------------    Finance and Treasurer
David B. Holtz                    (Principal Financial and
                                  Accounting Officer)

/s/ Richard E. Caruso             Chairman of the Board          March 12, 2004
------------------------------
Richard E. Caruso, Ph.D.

/s/ Keith Bradley                 Director                       March 12, 2004
------------------------------
Keith Bradley, Ph.D.

/s/ David Auth                    Director                       March 12, 2004
------------------------------
David Auth

/s/ Neal Moszkowski               Director                       March 12, 2004
------------------------------
Neal Moszkowski

/s/ James M. Sullivan             Director                       March 12, 2004
------------------------------
James M. Sullivan

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Integra LifeSciences
Holdings Corporation and Subsidiaries:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries (the Company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 25, 2004

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except per share amounts

                                                         Years Ended December 31,
                                                    --------------------------------
                                                      2003        2002        2001
                                                    --------    --------    --------
REVENUES
Product revenue .................................   $166,695   $ 112,625    $ 87,908
Other revenue ...................................     18,904       5,197       5,534
                                                    --------    --------    --------
    Total revenue ...............................    185,599     117,822      93,442

COSTS AND EXPENSES
Cost of product revenue .........................     70,597      45,772      36,014
Research and development ........................     12,814      11,517       8,884
Selling and marketing ...........................     38,097      25,118      20,322
General and administrative ......................     21,364      14,584      11,152
Amortization ....................................      3,080       1,644       2,784
                                                    --------    --------    --------
    Total costs and expenses ....................    145,952      98,635      79,156

Operating income ................................     39,647      19,187      14,286

Interest income .................................      3,195       3,575       2,039
Interest expense ................................     (2,724)        (40)       (646)
Other income (expense), net .....................      3,071           3        (392)
                                                    --------    --------    --------
Income before income taxes ......................     43,189      22,725      15,287

Income tax expense (benefit) ....................     16,328     (12,552)    (10,876)
                                                    --------    --------    --------
Net income.......................................   $ 26,861    $ 35,277    $ 26,163
                                                    ========    ========    ========

   Basic net income  per share ..................   $   0.92    $   1.21    $   1.08
   Diluted net income per share .................   $   0.88    $   1.14    $   0.94

Weighted average common shares outstanding:
   Basic ........................................     29,071      29,021      23,353
   Diluted ......................................     30,468      30,895      27,796

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
                                                                            December 31,
                                                                      -----------------------
 ASSETS                                                                 2003         2002
                                                                      ---------    ---------
Current Assets:
  Cash and cash equivalents ......................................    $  78,979    $  43,583
  Short-term investments .........................................       29,567       55,278
  Trade accounts receivable, net of allowances
      of $2,025 and $1,387 .......................................       28,936       19,412
  Inventories ....................................................       41,046       28,502
  Prepaid expenses and other current assets ......................        9,365        5,498
                                                                      ---------    ---------
      Total current assets .......................................      187,893      152,273

 Noncurrent investments ..........................................       98,197       33,450
 Property, plant, and equipment, net .............................       20,072       16,556
 Deferred income taxes, net ......................................       21,369       25,218
 Goodwill ........................................................       26,683       22,073
 Intangible assets, net ..........................................       52,435       23,091
 Other assets ....................................................        5,877        2,007
                                                                      ---------    ---------
Total assets .....................................................    $ 412,526    $ 274,668
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade ........................................     $  7,947     $  3,764
  Customer advances and deposits .................................          977        7,908
  Accrued expenses and other current liabilities .................       11,694       10,249
                                                                      ---------    ---------
      Total current liabilities ..................................       20,618       21,921

 Long term debt ..................................................      119,257          --
 Deferred revenue ................................................          418        3,263
 Other liabilities ...............................................        3,703        1,887
                                                                      ---------    ---------
Total liabilities ................................................      143,996       27,071

Commitments and contingencies

Stockholders' Equity:
  Common stock; $.01 par value; 60,000 authorized shares; 28,611
     and 27,204 issued ...........................................          286          272
  Additional paid-in capital .....................................      286,716      292,007
  Treasury stock, at cost; 219 and 106 shares ....................       (5,236)      (1,812)
  Other ..........................................................           (5)         (15)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities ............           63          861
     Foreign currency translation adjustment .....................        5,400        1,618
     Minimum pension liability adjustment ........................       (1,232)      (1,011)
  Accumulated deficit ............................................      (17,462)     (44,323)
                                                                      ---------    ---------
    Total stockholders' equity ...................................      268,530      247,597
                                                                      ---------    ---------
 Total liabilities and stockholders' equity ......................    $ 412,526    $ 274,668
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

                                                                     Years Ended December 31,
                                                                 ------------------------------
                                                                   2003      2002       2001
                                                                 --------   --------   --------
OPERATING ACTIVITIES:
    Net income  ............................................... $  26,861   $ 35,277   $ 26,163
    Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization ............................     7,030      5,020      5,959
     In process research and development charge ...............       400      2,328         --
     Deferred tax provision (benefit)..........................    12,357    (13,401)   (12,085)
     Amortization of discount and premium on investments ......     2,013      2,142        298
     Other, net ...............................................       802        188        443
     Changes in assets and liabilities, net of business
          acquisitions:
       Accounts receivable ....................................    (4,819)    (2,109)        98
       Inventories ............................................    (1,829)     1,153     (6,987)
       Prepaid expenses and other current assets ..............      (505)    (1,131)    (1,443)
       Non-current assets .....................................       480        185      1,858
       Accounts payable, accrued expenses and other
          liabilities .........................................     2,537        (90)      (941)
       Customer advances and deposits .........................    (6,431)     2,565      4,020
       Deferred revenue .......................................    (4,070)      (142)    (1,682)
                                                                 --------    --------   --------
     Net cash provided by operating activities ................  $ 34,826   $ 31,985   $ 15,701
                                                                 --------    --------   --------
INVESTING ACTIVITIES:
    Proceeds from the sales/maturities of investments .........   178,483     35,402      3,000
    Purchases of available for sale investments ...............  (217,070)   (39,113)   (88,533)
    Purchases of property and equipment .......................    (3,843)    (2,254)    (2,860)
    Payment of product license fee ............................    (1,500)        --         --
    Cash used in business acquisitions, net of cash acquired ..   (50,405)   (25,015)    (6,348)
                                                                  --------   --------   --------
     Net cash used in investing activities ....................  $(94,335)  $(30,980)  $(94,741)
                                                                  --------   --------   --------
FINANCING ACTIVITIES:
    Repayment of note payable and bank loans...................        --     (3,600)   (13,652)
    Proceeds from the issuance of common stock, net ...........        --         --    113,433
    Proceeds from exercised stock options and warrants ........    14,152      3,323      9,676
    Purchases of treasury stock ...............................   (35,402)    (1,761)       --
    Proceeds from issuance of convertible notes, net...........   115,923         --        --
                                                                 --------   --------   --------
     Net cash provided by (used in) financing activities ......  $ 94,673   $ (2,038) $ 109,457

Effect of exchange rate changes on cash and cash equivalents ..       232         98         15
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents ..........  $ 35,396       (935)    30,432
Cash and cash equivalents at beginning of period ..............    43,583     44,518     14,086
                                                                 --------   --------   --------
Cash and cash equivalents at end of period ....................  $ 78,979   $ 43,583   $ 44,518
                                                                 ========   ========   ========

Cash paid during the year for interest ........................  $ 1,476    $     20   $    778
Cash paid during the year for income taxes ....................    1,309       1,435        928

Supplemental non-cash disclosure:
Property and equipment purchases included in liabilities         $ 2,000          --         --


The accompanying notes are an integral part of these consolidated financial statements

                                                                INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



In thousands                                                                                       Accumulated
                                                                           Additional                 Other
                                        Preferred   Common    Treasury    Paid-In               Comprehensive  Accumulated    Total
                                         Stock      Stock      Stock     Capital      Other    Income (Loss)    Deficit      Equity
                                     ---------  ---------  ---------  ----------  ---------  -------------  -----------  ----------
Balance, December 31, 2000 ...........       2        173       (180)    160,134        (66)          (553)    (105,729)     53,781
                                     =========  =========  =========  ==========  =========  =============  ===========  ==========

Net income ...........................                                                                           26,163      26,163
Unrealized gains on investments ......                                                                 333                      333
Foreign currency translation ........                                                                (319)                    (319)
                                                                                                                          ---------
       Total comprehensive income.....                                                                                     $ 26,177
                                                                                                                          =========
Conversion of 100 shares of Series B
  Preferred Stock into 2,618 shares of
   common stock .......................      (1)       26                    (25)                                               --
Public offering of 4,748 shares of
  common stock .......................                 48                113,385                                            113,433
Issuance of 879 shares of common stock
  through employee benefit plans .....                  9        129       5,998                                    (34)      6,102
Warrants exercised for cash ..........                  5                  3,611                                              3,616
Issuance of 10 shares of common stock in
  acquisition ........................                                       276                                                276
Amortization of unearned compensation                                                    29                                      29
Tax benefit related to stock option
   exercises .........................                                       642                                                642

Balance, December 31, 2001 ...........       1        261        (51)    284,021        (37)          (539)     (79,600)  $ 204,056
                                      ========  =========  =========  ==========  =========  =============  ===========  ==========

Net income ...........................                                                                           35,277      35,277
Unrealized losses on investments .....                                                                 624                      624
Foreign currency translation .........                                                               2,394                    2,394
Minimum pension liability adjustment .                                                             (1,011)                  (1,011)
                                                                                                                          ---------
       Total comprehensive income .....                                                                                    $ 37,284
                                                                                                                          =========
Conversion of 54 shares of Series C
   Preferred Stock into 600 shares of
   common stock ..........................   (1)        6                     (5)                                                --
Issuance of 475 shares of common stock
  through employee benefit plans .........              5                  3,288                                              3,293
Amortization of unearned compensation ....                                     9         22                                      31
Tax benefit related to stock option
   exercises .............................                                 4,694                                              4,694
Repurchase 100 shares of common stock ....                   (1,761)                                                        (1,761)

Balance, December 31, 2002 ............... --    $    272   $ (1,812)  $ 292,007   $    (15)  $      1,468   $  (44,323)  $ 247,597
                                          ====  =========  =========  ==========  =========  =============  ===========  ==========

Net income................................                                                                       26,861      26,861
Realized gains on investments.............                                                           (210)                    (210)
Unrealized losses on investments .........                                                           (588)                    (588)
Foreign currency translation..............                                                          3,673                     3,673
Minimum pension liability adjustment .....                                                           (112)                    (112)
                                                                                                                          ---------
       Total comprehensive income.........                                                                                 $ 29,624
                                                                                                                          =========
Issuance of 1,788 shares of common stock
  through employee benefit plans..........              4     31,978     (17,880)                                            14,102
Warrants exercised for cash...............                                    50                                                 50
Conversion of 1,000 Restricted Units into
   1,000 shares of common stock ..........             10                    (10)                                                --
Amortization of unearned compensation.....                                    16         10                                      26
Tax benefit related to stock option
   exercises..............................                                12,533                                             12,533
Repurchase 1,503 shares of common stock...                   35,402)                                                       (35,402)

Balance, December 31, 2003 ........... $   --    $    286   $ (5,236)  $ 286,716   $     (5)  $      4,231   $  (17,462)  $ 268,530
                                     =========  =========  =========  ==========  =========  =============  ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") develops, manufactures, and markets medical devices for use in neuro-trauma, neurosurgery, plastic and reconstructive surgery, and general surgery. The Company's product lines include innovative tissue repair products that incorporate the Company's proprietary absorbable implant technology, such as the DuraGen(R) Dural Graft Matrix, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, as well as, more traditional medical devices, such as monitoring and drainage systems, surgical instruments, and fixation systems.

The Company sells its products directly through various sales forces and through a variety of other distribution channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

Investments in marketable debt and equity securities are classified and accounted for as available-for-sale securities and are carried at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on the specific identification cost basis and reported in other income (expense), net. Investment balances as of December 31, 2003 and 2002 were as follows:

                                                       Unrealized Fair
                                               Cost    Gains   Losses     Value
                                             -------  -------  -------   -------
2003                                                   (in thousands)
-----
   Marketable Securities, current
Corporate Debt Securities..........         $ 23,761  $    21  $    (1) $ 23,781
U.S. Government Debt Securities....            5,550        1       --     5,551
Other Securities...................              235       --       --       235
                                             -------  -------  -------   -------
   Total marketable securities, current     $ 29,546  $    22  $    (1) $ 29,567

   Marketable Securities, non-current
Corporate Debt Securities..........         $ 56,811  $    98  $  (105) $ 56,804
U.S. Government Debt Securities....           41,341       58       (6)   41,393
                                             -------  -------   -------  -------
   Total marketable securities, non-current $ 98,152  $   156  $  (111) $ 98,197

2002:
-----
Marketable securities, current.....          $54,755  $   525  $    (2) $ 55,278
Marketable securities, non-current.           33,112      347       (9)   33,450
                                             -------  -------  -------- --------
                                             $87,867  $   872  $   (11) $ 88,728

The maturity dates for marketable debt securities classified as current are less than one year. The maturity dates for marketable debt securities classified as non-current are less than 60 months and less than 40 months as of December 31, 2003 and 2002, respectively.

The fair value of the Company's $120.0 million principal amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2003 was approximately $116.7 million.

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

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                               December 31,
                                             2003       2002
                                          ---------- ----------
                                             (in thousands)
Finished goods ..........................  $ 26,239   $ 17,497
Work in process .........................     5,069      3,019
Raw materials ...........................     9,738      7,986
                                          ---------- ----------
                                           $ 41,046   $ 28,502

At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analyses of historical sales levels by product and projections of future demand. To the extent that management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products.

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

Property, plant and equipment balances and corresponding lives were as follows:

                                                      December 31,
                                                    2003       2002        Lives
                                                 ---------- ---------- ---------------
                                                    (in thousands)

Land ............................................ $    892   $    511
Buildings and leasehold improvements ............   12,082     11,877     2 - 40 years
Machinery and equipment .........................   19,498     16,492     3 - 15 years
Furniture and fixtures ..........................    3,277      3,561     5 -  7 years
Construction in progress ........................    2,316        500
                                                 ---------- ----------
                                                    38,065     32,941
Less: Accumulated depreciation ..................  (17,993)   (16,385)
                                                 ---------- ----------
                                                  $ 20,072   $ 16,556

Depreciation expense associated with property, plant and equipment was $3.9 million, $3.4 million, and $3.2 million, in 2003, 2002, and 2001 respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill acquired prior to July 1, 2001 was amortized on a straight line basis over a period of 15 years through December 31, 2001. Goodwill acquired after July 1, 2001 was not subject to amortization.

Effective January 1, 2002, goodwill is no longer amortized, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise.

Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company reassessed the useful lives of its existing identifiable intangible assets and determined that they continue to be appropriate. The Company does not have any indefinite life intangible assets.

If the Company had applied the non-amortization provisions of Statement 142 for all of 2001, net income would have been as follows:

                                                                    2001
                                                                  --------
                                 (in thousands)

   Net income, as reported ...................................    $ 26,163
   Effect of goodwill and assembled workforce amortization ...         858
                                                                  --------
   Net income, as adjusted ...................................    $ 27,021

   Basic net income per share, as reported ...................    $   1.08
   Effect of goodwill and assembled workforce amortization ...         .03
                                                                  --------
   Basic net income per share, as adjusted ...................    $   1.11

   Diluted net income per share, as reported .................    $   0.94
   Effect of goodwill and assembled workforce amortization ...         .03
                                                                  --------
   Diluted net income per share, as adjusted .................    $   0.97

The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company updated its impairment review for goodwill as of June 30, 2003 and determined that its goodwill was not impaired.

Changes in the carrying amount of goodwill in 2003 and 2002 were as follows:

                                                                              2003        2002
                                                                          ----------   ---------
                                                                             (in thousands)
Goodwill, net of accumulated amortization beginning of year .......       $  22,073     $ 14,627
Reclassification of net assembled workforce intangible ............              --        1,275
Acquisitions ......................................................           3,321        5,775
Adjustments to previously recorded pre-acquisition
   income tax contingencies .......................................              --         (484)
Other, net  .......................................................             (29)          64
Foreign currency translation ......................................           1,318          816
                                                                          ----------    ---------
Goodwill, end of year .............................................       $  26,683     $ 22,073
                                                                          ==========    =========

The components of the Company's identifiable intangible assets were as follows:

                                                   December 31, 2003          December 31, 2002
                                  Weighted       ----------------------    ----------------------
                                   Average                  Accumulated               Accumulated
                                    Life           Cost    Amortization      Cost    Amortization
                                  --------       --------  ------------    --------  ------------
                                                                   (in thousands)
 Completed technology ...........  15 years      $15,062     $ (3,337)     $ 13,165    $ (2,380)
 Customer relationships .........  20 years       16,755       (2,053)        4,661      (1,085)
 Trademarks / brand names .......  38 years       25,235       (1,017)        7,151        (445)
 All other ......................  10 years        2,909       (1,119)        2,601        (577)
                                                 --------  ------------    --------  ------------
                                                 $59,961     $ (7,526)     $ 27,578    $ (4,487)
 Accumulated amortization ....................    (7,526)                    (4,487)
                                                 --------                  --------
                                                 $52,435                   $ 23,091
                                                 ========                  ========

Annual amortization expense is expected to approximate $3.3 million in 2004, $3.1 million in 2005, $3.0 million in 2006, $2.8 million in 2007, and $2.5 million in 2008. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

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

INTEGRA FOUNDATION

The Company may periodically, at the discretion of its Board of Directors, make a contribution to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. During 2003, the Company contributed $2.0 million to the Integra Foundation. This contribution is included in general and administrative expenses.

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

The Company documents all relationships between hedged items and derivatives. The Company's overall risk management strategy describes the circumstances under which it may undertake hedge transactions and enter into derivatives. The objective of the Company's current risk management strategy is to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of fixed rate debt.

The determination of fair value of derivatives is based on valuation models that use observable market quotes or projected cash flows and the Company's view of the creditworthiness of the derivative counterparty.

FOREIGN CURRENCY

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in other income (expense), net.

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

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in product revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of approximately $2.6 million, $1.5 million, and $1.5 million are recorded in selling and marketing expense during 2003, 2002, and 2001, respectively.

PRODUCT WARRANTIES

Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties generally extending for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated.

Accrued warranty expense consisted of the following:

                                                            December 31,
                                                           2003       2002
                                                         --------   --------
                                                            (in thousands)
     Beginning balance ..................                $   216    $   226
     Liability acquired through acquisition                   95         --
     Charged to expense .................                    209        257
     Deductions .........................                   (151)      (267)
                                                         --------   --------
     Ending balance .....................                $   369    $   216

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

The Company recorded $400,000 and $2.3 million of in-process research and development in connection with acquisitions during 2003 and 2002, respectively.

STOCK BASED COMPENSATION

Employee stock based compensation is recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant consistent with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted net income per share would have been as follows:

                                                          2003          2002          2001
                                                        --------      --------      --------
                                                      (in thousands, except per share amounts)
Net income:
   As reported ......................................   $ 26,861      $ 35,277      $ 26,163
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects .....................     (5,537)       (4,774)       (5,911)
                                                        --------      --------      --------
   Pro forma ........................................   $ 21,324      $ 30,503      $ 20,252

Net income per share:
   Basic
   As reported ......................................   $   0.92      $   1.21      $   1.08
   Pro forma ........................................   $   0.73      $   1.05      $   0.82

   Diluted
   As reported ......................................   $   0.88      $   1.14      $   0.94
   Pro forma ........................................   $   0.70      $   1.03      $   0.75

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model.


The Company used the following weighted-average assumptions for the valuation of stock option grants:

                                                     2003            2002            2001
                                                  ----------      ----------      ----------
         Dividend yield .......................        0%              0%              0%
         Expected volatility ..................       61%             65%             80%
         Risk free interest rate ..............     2.92%           3.00%           4.50%
         Expected life of option from
           vesting date .......................     4.5 years       4.5 years       4.5 years

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of projected cash flows and discount rates used to value and test impairments of long-lived assets, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and in-process research and development charges. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88 and 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The Company will adopt the disclosure requirements of SFAS 132 (revised 2003) in 2004, as the Company's only pension plan is a non-U.S. plan.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 eliminates the requirement that gains and losses related to extinguishments of debt be classified as extraordinary items. Accordingly, the Company reclassified the $256,000 loss on the early retirement of debt incurred in 2001 to other income/(expense), net.

3.   ACQUISITIONS

In November 2003, the Company acquired all of the outstanding capital stock of Spinal Specialties, Inc. for $6.0 million in cash including expenditures associated with the acquisition and subject to a working capital adjustment. At December 31, 2003, we have accrued $380,000 for the estimated amount to be paid for the working capital adjustment. In connection with this acquisition, the Company recorded approximately $5.4 million of goodwill and intangible assets. The acquired intangible assets consisted primarily of trade name, technology and customer relationships and are being amortized on a straight-line basis over lives ranging from 3 to 15 years.

Spinal Specialties markets its products primarily to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors. Spinal Specialties' products include the OsteoJect(TM) Bone Cement Delivery System and the ACCU-DISC(TM) Pressure Monitoring System. Physicians use these products in a variety of spinal, orthopedic and pain management procedures.

In August 2003, the Company acquired substantially all of the assets of Tissue Technologies, Inc., the manufacturer and distributor of the UltraSoft(TM) line of implants for soft tissue augmentation of the facial area. The Company paid $0.6 million in cash and is obligated to pay the seller up to an additional $1.5 million in contingent consideration based upon a multiple of the Company's sales of the UltraSoft product in the third year following the acquisition. The Company markets the UltraSoft products directly to cosmetic and reconstructive surgeons through its plastic and reconstructive surgery sales force and through a network of distributors. The acquired assets consist primarily of technology, which is being amortized on a straight-line basis over 10 years, and goodwill. Any future contingent consideration paid to the seller is expected be recorded as additional goodwill.

In March 2003, the Company acquired all of the outstanding capital stock of J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $43.5 million in cash, including expenditures associated with the acquisition and net of $2.1 million of cash acquired.

JARIT markets a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. JARIT sells its products to more than 5,200 hospitals and surgery centers worldwide. The acquisition of JARIT has broadened Integra's existing customer base and surgical instrument product offering and has provided an opportunity to achieve operating costs savings, including the procurement of Integra's Ruggles(TM) and Padgett(TM) instruments products directly from the instrument manufacturers.

In connection with this acquisition, the Company recorded approximately $29.1 million of intangible assets, consisting primarily of trade name and customer relationships, which are being amortized on a straight-line basis over lives ranging from 5 to 40 years.

In December 2002, the Company acquired the neurosurgical shunt and epilepsy monitoring business of the Radionics division of Tyco Healthcare Group for $3.7 million in cash, including expenditures associated with the acquisition. The manufacturing of the acquired product lines was transferred to Integra's manufacturing facility located in Biot, France. This acquisition broadened Integra's neurosurgical product line offering and customer base and increased capacity utilization at the Company's Biot facility.

In October 2002, the Company acquired all of the outstanding capital stock of Padgett Instruments, Inc., an established marketer of instruments used in reconstructive and plastic surgery, for $9.6 million in cash, including expenditures associated with the acquisition. For more than 40 years, Padgett has been providing high quality instruments to meet the needs of the plastic and reconstructive surgeon and, as a result, has become one of the most recognized names in the plastic and reconstructive surgery market. Approximately $5.4 million of the purchase price was allocated to the trademarks and trade name of the acquired business, which are being amortized on a straight-line basis over 40 years.

In August 2002, the Company acquired all of the capital stock of the neurosciences division of NMT Medical, Inc. for $5.7 million in cash, including expenditures associated with the acquisition. Through this acquisition, the Company added a range of leading differential pressure valves and external ventricular drainage products to its neurosurgical product line. The acquired operations included a manufacturing facility located in Biot, France. The $4.2 million fair value assigned to the land, building and equipment in Biot was determined based on a third party appraisal.

In connection with this acquisition, the Company terminated all of NMT's independent neurosciences sales agents based in the United States and exited the Atlanta, Georgia distribution facility. These termination and closure costs were accrued as part of the purchase price because they provided no future benefit to the Company's operations.

In July 2002, the Company acquired the assets of Signature Technologies, Inc., a specialty manufacturer of titanium and stainless steel implants for the neurosurgical and spinal markets, and certain other intellectual property assets. The Company acquired Signature Technologies to gain the capability of developing and manufacturing metal implants for strategic partners and for direct sale by Integra. The purchase price consisted of $2.9 million in cash (including expenditures associated with the acquisition), $0.5 million of deferred consideration that was paid in 2003, and royalties on future sales of products to be developed. Signature Technologies currently manufactures cranial fixation systems primarily for sale under a single contract manufacturing agreement that expires in June 2004.

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

In December 2001, the Company acquired all of the capital stock of NeuroSupplies, Inc., a specialty distributor of disposables and supplies for neurologists, pulmonologists and other physicians, for $4.1 million. The purchase price consisted of $0.2 million in cash (including expenditures associated with the acquisition), a $3.6 million note that was repaid in 2002, and 10,000 shares of Integra common stock. This acquisition extended Integra's reach to the neurologist and allied fields and further into products used for the diagnosis and monitoring of neurological disorders. In 2003, the Company relocated the NeuroSupplies operations to its facility in Pembroke, Massachusetts.

In April 2001, the Company acquired all of the outstanding capital stock of Satelec Medical, a subsidiary of the Satelec-Pierre Rolland group, for $3.9 million in cash, including expenditures associated with the acquisition. Satelec Medical, based in France, manufactures and markets the Dissectron(R) ultrasonic surgical aspirator console and a line of related handpieces. The Company completed the consolidation of the Satelec manufacturing operations into its Andover, England and Biot, France facilities in 2002. This acquisition broadened Integra's neurosurgical product line offering and its direct sales and marketing presence in Europe.

In April 2001, the Company acquired all of the outstanding capital stock of GMSmbH, the German manufacturer of the LICOX(R) Brain Tissue Oxygen Monitoring System, for $3.2 million. The purchase price consisted of $2.6 million in cash (including expenditures associated with the acquisition), the forgiveness of $0.2 million in notes receivable from GMSmbH, and $0.4 million of future minimum royalty payments to the seller. Prior to the acquisition, the Company had exclusive marketing rights to the LICOX(R) products in the United States and certain other markets. This acquisition provided Integra with full rights to the LICOX(R) product technology.

All of these acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of 2003 and 2002 acquisitions:

(All amounts in thousands)
                                            Spinal            Jarit           Tissue
2003 Acquisitions                        Specialties       Instruments     Technologies
-----------------                       -------------      -----------     -----------
Current assets .......................        $ 1,944        $  17,498           $  81
Property, plant and equipment ........            307            1,285              88
Intangible assets ....................          2,300           29,091             281
Goodwill .............................          3,070               --             251
Other non-current assets .............             --              104              --
                                        -------------      -----------     -----------
   Total assets acquired .............          7,621           47,978             701

Current liabilities ..................            358            2,357              76
Deferred tax liabilities .............            836               --              --
                                        -------------      -----------     -----------
   Total liabilities assumed .........          1,194            2,357              76

Net assets acquired ..................        $ 6,427         $ 45,621           $ 625

2002 Acquisitions                       Radionics    Padgett    NMT Neuro   Signature
-----------------                       ---------   ---------   ---------   ---------
Current assets .......................    $   977     $ 1,895     $ 5,977     $   490
Property, plant and equipment ........         75          65       4,138       1,165
Intangible assets ....................        391       6,437         --          626
Goodwill .............................      2,028       3,658         --          --
In-process research and development ..        --          --          --        1,177
Other non-current assets .............         18         281         --          --
                                        ---------   ---------   ---------   ---------
   Total assets acquired .............      3,489      12,336     $10,115       3,458

Current liabilities ..................         10         200       3,789          76
Deferred tax liabilities .............         --       2,524         665         --
                                        ---------   ---------   ---------   ---------
   Total liabilities assumed .........         10       2,724       4,454          76

Net assets acquired ..................    $ 3,479     $ 9,612     $ 5,661     $ 3,382


The 2003 purchase price allocations are preliminary.

The goodwill acquired in the Tissue Technologies and Radionics acquisitions is expected to be deductible for tax purposes. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 2 to 40 years.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisitions consummated in 2003 and 2002 had been completed as of January 1, 2002. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra's effective rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                               2003       2002
                                                             --------   --------
                                                                (in thousands)
Total revenue .........................................      $195,327   $168,915

Net income ............................................        27,469     41,987

Basic net income per share ............................       $  0.94   $   1.45
Diluted net income per share ..........................       $  0.90   $   1.36

In December 2003, the Company acquired the assets of Reconstructive Technologies, Inc.("RTI") for approximately $400,000 in cash and agreed to make certain future performance-based payments for the RTI assets. Any future contingent consideration paid to the seller is expected to be recorded as a technology-based intangible asset. RTI is the developer of the Automated Cyclic Expansion System (ACE System(TM)), a tissue expansion device. RTI's technology encompasses a sophisticated and compact pump that produces a cyclic force when attached to ballooning tissue expanders. RTI's ACE System technology rapidly expands tissue by stimulating the body's natural response to physical stress on the skin. Because the ACE System is not approved by the FDA for sale and the Company did not acquire any assets other than technology and intellectual property underlying the ACE System, the Company recorded the entire acquisition price as an in-process research and development charge in the fourth quarter of 2003. This transaction was accounted for as an asset purchase because the acquired assets did not constitute a business under Statement 141.

In September 2002, the Company acquired certain assets, including the NeuroSensor(TM) monitoring system and rights to certain intellectual property, from Novus Monitoring Limited of the United Kingdom for $3.7 million in cash (including expenditures associated with the acquisition), an additional $1.5 million to be paid upon Novus' achievement of a product development milestone, and up to an additional $2.5 million payable based upon revenues from Novus' products. As part of the consideration paid, Novus has also agreed to conduct certain clinical studies on the NeuroSensor(TM) system, continue development of a next generation, advanced neuromonitoring product, and design and transfer to Integra a validated manufacturing process for these products.

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

4. DEBT

In March and April 2003, the Company completed a $120.0 million private placement of contingent convertible subordinated notes due 2008.

The notes bear interest at 2.5 percent per annum, payable semiannually. The Company will pay additional interest ("Contingent Interest") if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56 per share. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of i) 0.50% of the face amount of the notes and ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $365,000 liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. The fair value of the Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2003, the estimated fair value of the Contingent Interest obligation was $458,000.

Debt issuance costs totaled $4.1 million and are being amortized using the straight-line method over the five-year term of the notes.

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

In connection with the prepayment of all outstanding bank loans and a $2.8 million note payable issued in connection with an acquisition, the Company recorded in 2001 a loss on the early retirement of debt of $256,000, which is included in other income/(expense), net.

5. INTEREST RATE SWAP AGREEMENT

In August 2003, the Company entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of its fixed rate contingent convertible subordinated notes. The Company receives a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pays to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rate resets each quarter. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities".

Accordingly, the interest rate swap is recorded at fair value and changes in fair value are recorded in other income (expense), net. The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense for the year ended December 31, 2003 reflects a $330,000 reduction in interest expense associated with the interest rate swap. Our effective interest rate on the hedged portion of the notes was 0.79% as of December 31, 2003.

The net fair value of the interest rate swap at inception was $767,000. At December 31, 2003, the net fair value of the interest rate swap increased $305,000 to $1.1 million and is included in other liabilities. In connection with this fair value hedge transaction, the Company recorded a $433,000 net decrease in the carrying value of its contingent convertible notes. The $128,000 net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

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

In 2003 and 2002, respectively, the Company repurchased 1.5 million and 100,000 shares of its common stock for $35.4 million and $1.8 million.

7. STOCK PURCHASE AND AWARD PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company received stockholder approval for its Employee Stock Purchase Plan
(ESPP) in May 1998. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 500,000 shares of common stock have been reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2003, approximately 196,000 shares remain available for purchase under the ESPP.

STOCK OPTION PLANS

As of December 31, 2003 the Company had stock options outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new options may be granted under the 1993 Plan.

The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, 2,000,000 shares under each of the 1999 Plan, the 2000 Plan and the 2001 Plan, and 2,500,000 shares under the 2003 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan, 2001 Plan, and 2003 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant, and generally expire six years from the grant date.

Option activity for all the Plans was as follows:

                                  2003                     2002                     2001
                          ---------------------    ---------------------    ---------------------
                                     Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                            Options  Ex. Price      Options    Ex. Price      Options   Ex. Price
                          ---------------------    ----------------------   ---------------------
                                                  (shares in thousands)
Options outstanding at
   January 1, ...........    4,295     $12.15         4,261     $10.79         4,519     $ 7.74

Granted .................      430     $24.81           618     $17.73           748     $24.61
Exercised ...............   (1,726)    $ 7.70          (425)    $ 6.15          (836)    $ 6.49
Cancelled ...............     (115)    $17.40          (159)    $13.39          (170)    $11.88

Options outstanding at
   December 31, .........    2,884     $16.49         4,295     $12.15         4,261     $10.79

Options exercisable at
  December 31, ..........    1,495     $13.65         2,380     $ 8.75         1,986     $ 6.89

At December 31, 2003, there were 3,436,000 shares available for grant under the Plans.

The following table summarizes information about stock options outstanding as of December 31, 2003:

                                               Options Outstanding                   Options Exercisable
                                  ----------------------------------------------   -----------------------
                                    As of       Wtd. Avg.         Wtd. Avg.           As of      Wtd. Avg.
        Range Of                   Dec. 31,      Exercise         Remaining          Dec. 31     Exercise
     Exercise Prices                 2003        Price        Contractual Life        2003       Price
    -----------------             ----------  ------------  --------------------   ----------  -----------
                                                            (shares in thousands
    $ 3.38 - $ 6.00                   478   $      4.85         1.5 years              478   $     4.85
    $ 6.28 - $12.00                   496   $     10.00         4.9 years              226   $     8.85
    $12.19 - $17.00                   490   $     14.20         3.4 years              300   $    14.13
    $17.07 - $23.00                   630   $     18.91         4.9 years              156   $    18.31
    $23.58 - $32.42                   790   $     27.12         4.5 years              335   $    26.87
                                    -------     --------       -----------          -------     --------
                                    2,884   $     16.49         4.0 years            1,495   $    13.65

The weighted average fair market value of options granted in 2003, 2002 and 2001 was $13.01, $9.57, and $16.14 per share, respectively.

RESTRICTED UNITS

In December 2000, the Company issued 1,250,000 restricted units (Restricted Units) under the 2000 Plan as a fully vested equity based bonus to the Company's President and Chief Executive Officer (Executive) in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company's common stock. The Executive has demand registration rights under the Restricted Units issued.

The Executive received 1,000,000 Restricted Units in December 1997, each of which entitles him to receive one share of the Company's common stock. The Restricted Units issued in December 1997 were not issued under any of the Plans. In November 2003, the 1997 restricted units were converted into 1,000,000 shares of the Company's common stock.

No other stock-based awards are outstanding under any of the Plans.

8. RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company maintains a defined benefit pension plan in the United Kingdom covering certain current and former employees. This plan is no longer open to new participants. Net periodic benefit costs for this defined benefit pension plan included the following amounts:



                                                          2003          2002          2001
                                                        --------      --------      --------
                                                                   (in thousands)
   Service cost .....................................   $   88        $   122       $   115
   Interest cost ....................................      397            355           332
   Expected return on plan assets ...................     (330)          (331)         (356)
   Recognized net actuarial loss ....................      116             85             7
                                                        --------      --------      --------
      Net periodic benefit cost .....................   $  271       $    231       $    98

The following weighted average assumptions were used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations:

                                                          2003          2002       2001
                                                        --------      --------   --------
   Discount rate ....................................     5.4%          5.5%       5.9%
   Expected return on plan assets ...................     6.2%          6.5%       6.5%
   Rate of compensation increase ....................     3.3%          3.8%       4.1%

The following sets forth the change in benefit obligations and change in plan assets at December 31, 2003 and 2002 and the accrued benefit cost:

                                                                           December 31,
                                                                        2003          2002
                                                                      --------      --------
                                                                          (in thousands)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of year ..........................   $ 6,803       $ 5,733
   Service cost ...................................................        88           123
   Interest cost ..................................................       397           356
   Participant contributions ......................................        36            33
   Actuarial (gain) loss ..........................................       857            30
   Benefits paid ..................................................      (151)         (105)
   Effect of foreign currency exchange rates ......................       802           633
                                                                      --------      --------
   Benefit obligation, end of year ................................   $ 8,832       $ 6,803

CHANGE IN PLAN ASSETS
   Plan assets at fair value, beginning of year ...................   $ 5,068       $ 5,153
   Actual return on plan assets ...................................       881          (669)
   Employer contributions .........................................       211           153
   Benefits paid ..................................................      (151)         (105)
   Participant contributions ......................................        36            33
   Effect of foreign currency exchange rates ......................       601           503
                                                                      --------      --------
   Plan assets at fair value, end of year .........................   $ 6,646       $ 5,068

RECONCILIATION OF FUNDED STATUS
Funded status, Benefit obligation in excess of plan assets ........   $(2,186)      $(1,735)
Unrecognized net actuarial loss ...................................     2,416         2,001
Adjustment to recognize minimum liability .........................    (1,804)       (1,444)
                                                                      --------      --------
Accrued benefit cost ..............................................   $(1,574)      $(1,178)

The accrued benefit liability recorded at December 31, 2003 and 2002 is included in other liabilities.

DEFINED CONTRIBUTION PLAN

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom, and Puerto Rico. The Company matches a certain percentage of each employee's contributions as per the provisions of the plans. Total contributions by the Company to the plans were $483,000, $575,000 and $411,000 in 2003, 2002 and 2001, respectively.

9.   LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

In November 1992, a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company's Chairman, acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. The lease provides for a rent escalation of 8.5% in 2007 and expires in October 2012.

In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company's Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in 2003, 2002 and 2001.

Future minimum lease payments under operating leases at December 31, 2003 were as follows:

                                           Related       Third
                                           Parties      Parties       Total
                                          ---------    ---------    ---------
                                                     (in thousands)
    2004 ............................          321        1,860        2,181
    2005 ............................          321        1,378        1,699
    2006 ............................          321          894        1,215
    2007 ............................          324          854        1,178
    2008 ............................          341          364          705
    Thereafter ......................          999        1,090        2,089
                                          ---------    ---------    ---------
    Total minimum lease payments.....        2,627        6,440        9,067
                                          =========    =========    =========

Total rental expense in 2003, 2002, and 2001 was $2.9 million, $2.0 million, and $1.9 million, respectively, and included $321,000, $321,000, and $306,000, in related party expense, respectively.

10. INCOME TAXES

The income tax expense (benefit) consisted of the following:

                                                  2003         2002         2001
                                                --------     --------     --------
                                                          (in thousands)
Current:
  Federal ..............................      $     972      $     --     $    208
  State ................................          2,470         1,276          446
  Foreign ..............................            529          (427)         555
                                               ---------     ---------    ---------
Total current ..........................          3,971           849        1,209

Deferred:
  Federal ..............................        $12,800      $(13,671)    $(10,774)
  State ................................             83           373         (739)
  Foreign ..............................           (526)         (103)        (572)
                                               ---------     ---------    ---------
Total deferred .........................         12,357       (13,401)     (12,085)

Income tax expense (benefit) ...........       $ 16,328      $(12,552)    $(10,876)
                                               =========     =========    =========

The temporary differences that give rise to deferred tax assets are presented below:

                                                                   December 31
                                                                2003         2002
                                                              --------     --------
                                                                 (in thousands)
Net operating loss and tax credit carryforwards ...........  $ 22,695      $ 23,749
Inventory reserves and capitalization .....................     2,294         2,722
Other .....................................................     1,758         2,102
Deferred compensation .....................................     5,361         7,692
Deferred income ...........................................     1,434         2,167
                                                              --------      --------
  Total deferred tax assets before valuation allowance ....    33,542        38,432

Valuation allowance .......................................    (5,360)       (7,692)

Depreciation and amortization .............................    (6,421)       (5,130)
Other .....................................................      (392)         (392)
                                                              --------      --------
Net deferred tax assets ...................................  $ 21,369     $ 25,218
                                                              ========      ========

Since 1999, the Company has generated positive taxable income on a cumulative basis. In light of this trend, current projections for future taxable earnings, and the expected timing of the reversal of deductible temporary differences, management concluded in the fourth quarter of 2001 that a portion of the valuation allowance recorded against federal and state net operating loss carryforwards and certain other temporary differences was no longer necessary. The valuation allowance was reduced by $12.0 million in 2001 because management believed that it was more likely than not that the Company would realize the benefit of that portion of the deferred tax assets recorded at December 31, 2001. The $12.0 million reduction in the valuation allowance consisted of an $11.5 million deferred income tax benefit and a $450,000 credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options.

In the fourth quarter of 2002, the Company reduced the remaining valuation allowance recorded against net operating loss carryforwards by $23.4 million, which reflects the Company's estimate of additional tax benefits that it expects to realize in the future. The $23.4 million reduction in the valuation allowance consisted of a $20.4 million deferred income tax benefit and a $3.0 million credit to additional paid-in capital related to net operating loss carryforwards generated through the exercise of stock options. A valuation allowance of $5.4 million is recorded against the remaining $33.3 million of deferred tax assets recorded at December 31, 2003. This valuation allowance relates to deferred tax assets for certain expenses that will be deductible for tax purposes in very limited circumstances and for which the Company believes it is unlikely that it will recognize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The net change in the Company's valuation allowance was $ (2.3) million, $(26.7) million, and $(10.4) million, in 2003, 2002, and 2001, respectively. Included in the 2002 reduction was the write off of the valuation allowance associated with $3.3 million of deferred tax assets which the Company wrote off because they are no longer expected to be utilizable. Included in the 2003 reduction was the write off of the valuation allowance associated with $2.3 million of deferred tax assets which the Company wrote off because they are not expected to be utilizable.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                                                2003      2002      2001
                                                               ------    ------    ------
Federal statutory rate .....................................    35.0%     35.0%     34.0%
Increase (reduction) in income taxes resulting from:
  State income taxes, net of federal tax benefit ...........     3.9%      3.7%      1.9%
  Foreign taxes booked at different rates ..................    (1.0%)    (2.5%)    (1.3%)
  Alternative minimum tax, net of state benefit ............       --        --      1.4%
  Nondeductible items ......................................    (0.1%)    (0.5%)     1.1%
  Other ....................................................       --     (1.0%)     0.7%
  Change in valuation allowance ............................       --    (89.9%)  (108.9%)
                                                               ------    ------    ------
Effective tax rate .........................................    37.8%    (55.2%)   (71.1%)
                                                               ======    ======    ======

At December 31, 2003, the Company had net operating loss carryforwards of approximately $72.8 million and $10.5 million for federal and state income tax purposes, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire through 2018 and 2009, respectively.

At December 31, 2003, several of the Company's subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company's ownership which expire through 2010. The timing and manner in which any acquired net operating losses or tax credits may be utilized in any year by the Company are limited by the Internal Revenue Code of 1986, as amended, Section 382 and other provisions of the Internal Revenue Code and its applicable regulations.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $11.8 million and $9.0 million at December 31, 2003 and 2002, respectively.

11. NET INCOME PER SHARE

Amounts used in the calculation of basic and diluted net income per share were as follows:

                                                                  2003        2002        2001
                                                                --------    --------    --------
                                                             (in thousands, except per share amounts)
Basic:
------
Net income..................................................... $ 26,861    $ 35,277    $ 26,163
Dividends on preferred stock ..................................       --        (159)     (1,026)
                                                                ---------    --------    --------
Net income applicable to common stock ......................... $ 26,861    $ 35,118    $ 25,137

Basic net income per share .................................... $   0.92    $   1.21    $   1.08
                                                                ========    ========    ========
Weighted average common shares outstanding - Basic ............   29,071      29,021      23,353
                                                                ========    ========    ========
Diluted:
--------
Net income applicable to common stock ......................... $ 26,861    $ 35,277    $ 26,163

Diluted net income per share .................................. $   0.88    $   1.14    $   0.94
                                                                ========    ========    ========

Weighted average common shares outstanding - Basic ............   29,071      29,021      23,353
Effect of dilutive securities:
   Assumed conversion of Preferred Stock ......................       --         175       1,873
   Stock options and warrants .................................    1,397       1,699       2,570
                                                                --------    --------    --------
Weighted average common shares outstanding ....................   30,468      30,895      27,796
                                                                ========    ========    ========

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income per share for each period because their effect would have been antidilutive:

                                                          2003           2002            2001
                                                        --------        --------        --------
                                                                     (in thousands)
  Stock options and warrants .......................     424            1,104              65

Notes payable outstanding at December 31, 2003 that are convertible into 3,514,166 shares of common stock were excluded from the computation of diluted net income per share in 2003 because the conditions required to convert the notes were not met.

Restricted Units issued by the Company (see Note 7) that entitle the holder to 1,250,000 shares of common stock are included in the weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.


12. DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS AND GOVERNMENT GRANTS

The Company has various development, distribution, and license agreements under which it receives payments. Significant agreements include the following:

In 1999, the Company and ETHICON, Inc., a division of Johnson & Johnson, signed an agreement (the ETHICON Agreement) providing ETHICON with exclusive marketing and distribution rights to INTEGRA(R) Dermal Regeneration Template worldwide, excluding Japan. Under the ETHICON Agreement, the Company manufactured INTEGRA(R) Dermal Regeneration Template and collaborated with ETHICON to conduct research and development and clinical research aimed at expanding indications and developing future products in the field of skin repair and regeneration. Upon signing the ETHICON Agreement, the Company received a nonrefundable payment from ETHICON of $5.3 million for the exclusive use of the Company for trademarks and regulatory filings related to the INTEGRA(R) Dermal Regeneration Template and certain other rights. This amount was initially recorded as deferred revenue and was recognized as revenue in accordance with the Company's revenue recognition policy for nonrefundable, up-front fees received. Additionally, the ETHICON Agreement required ETHICON to make nonrefundable payments to the Company each year based upon minimum purchases of INTEGRA(R) Dermal Regeneration Template.

In 2003, and 2002, the Company received $2.8 million and $1.0 million, respectively, of event-related payments from ETHICON. The ETHICON Agreement also provided for annual research funding of $2.0 million. Both the event-related payments and the research funding were recorded in other revenue in accordance with the Company's revenue recognition policy.

In September 2003, the Company and ETHICON amended the ETHICON agreement. Under the amended ETHICON agreement, ETHICON continued to market and sell INTEGRA Dermal Regeneration Template through December 31, 2003 under the original terms, and ETHICON paid Integra $2.0 million on December 31, 2003 in connection with the termination of the agreement. The Company has recorded this termination fee as other income.

Due to the termination of the ETHICON agreement, the Company recorded $11.0 million of other revenue in the fourth quarter of 2003 related to the acceleration of the recognition of unused minimum purchase payments and unamortized license fee revenue.

The Company has an agreement with Wyeth for the development of collagen and other absorbable matrices to be used in conjunction with Wyeth's recombinant human bone morphogenetic protein-2 (rhBMP-2) in a variety of bone regeneration applications. The agreement with Wyeth requires Integra to supply Absorbable Collagen Sponges to Wyeth (including those that Wyeth sells to Medtronic Sofamor Danek with rhBMP-2 for use in Medtronic Sofamor Danek's InFUSE(TM) product) at specified prices. In addition, the Company receives a royalty equal to a percentage of Wyeth's sales of surgical kits combining rhBMP-2 and the Absorbable Collagen Sponges. The agreement terminates in 2007, but may be extended at the option of the parties. The agreement does not provide for milestones or other contingent payments, but Wyeth pays the Company to assist with regulatory affairs and research. The Company received $2.2 million, $1.2 million, and $1.1 million of research and development revenues under the agreement in 2003, 2002, and 2001, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

In July 1996, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Trial Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues willfully and deliberately to induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of our patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by us that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

In March 2000, a jury returned a unanimous verdict in our favor and awarded us $15,000,000 in damages, finding that Merck KGaA had willfully infringed and induced the infringement of our patents. The Trial Court dismissed Scripps and Dr. Cheresh from the case.

In October 2000, the Trial Court entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the Trial Court also granted to us pre-judgment interest of approximately $1,350,000, bringing the total award to approximately $16,350,000, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Trial Court entered orders in favor of us and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and we each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). The Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. We expect the Trial Court to begin new hearings on damages in the summer of 2004. We have not recorded any gain in connection with this matter.

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax liabilities on behalf of each of these subsidiaries.

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

In December 2003, the Company recorded a $1.1 million charge in connection with closing of its San Diego research center, the termination of certain research programs conducted there, and the consolidation of the remaining research activities into its other facilities. The charge consisted of the following:

   Facility lease termination fee ..................    $  379,000
   Research program termination costs ..............       216,000
   Property and equipment impairment ...............       183,000
   Inventory write-off .............................       157,000
   Employee severance ..............................       120,000
   Other ...........................................        52,000
                                                        ----------
   Total                                                $1,107,000

The inventory write-off was recorded to cost of product revenues. All other amounts were recorded to research and development expense. All amounts were paid in 2003, except for the employee severance amounts, which were included in accrued expenses and other current liabilities at December 31, 2003.

14. SEGMENT AND GEOGRAPHIC INFORMATION

In 2003, following the integration of several recently acquired, diverse businesses, Integra began to manage the business and review financial results on an aggregate basis, instead of through two operating segments. Accordingly, all prior period financial results provided below have been revised to reflect the retroactive application of this change to a single operating segment.

Product revenues consisted of the following:

                                                               2003        2002        2001
                                                             --------    --------    --------
                                                                      (in thousands)

   Neuromonitoring products ..............................   $ 44,229    $ 37,184    $ 28,158
   Operating room products ...............................     53,301      38,326      27,240
   Instruments ...........................................     47,168      16,802      14,972
   Private label products ................................     21,997      20,313      17,538
                                                             --------    --------    --------
   Consolidated product revenues .........................   $166,695    $112,625    $ 87,908
                                                             ========    ========    ========

Certain of the Company's products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bi-Layer Matrix Wound Dressing, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 27%, 32% and 32% of product revenues in 2003, 2002 and 2001, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Product revenue and long-lived assets (excluding financial instruments and deferred tax assets) by major geographic area are summarized below:

                            United                     Asia         Other
                            States       Europe       Pacific      Foreign    Consolidated
                          ----------   ----------   ----------   ----------   ------------
                                                  (in thousands)
Product revenue:
2003 ...................   $132,805     $ 21,433     $  5,828     $  6,629      $166,695
2002 ...................     90,422       14,737        4,062        3,404       112,625
2001 ...................     68,612       10,577        4,838        3,881        87,908

Long-lived assets:
December 31, 2003 ......   $ 81,182     $ 21,082     $    --      $    --       $102,264
December 31, 2002 ......     45,319       18,408          --           --       $ 63,727
December 31, 2001 ......     33,001       12,057          --           --         45,058

15. SELECTED QUARTERLY INFORMATION -- UNAUDITED

                                   Fourth           Third          Second           First
                                   Quarter         Quarter         Quarter         Quarter
                                   --------       ---------       ---------       ----------
                                            (in thousands, except per share data)
2003:
-----
Total revenue ................... $ 59,025        $ 47,058        $ 42,736        $ 36,780

Cost of product revenues ........   20,935          18,869          17,090          13,703
Total other operating expenses ..   25,095          17,266          17,357          15,637

Operating income ................   12,995          10,923           8,289           7,440

Interest income (expense), net ..       81            (188)           (198)            776
Other income (expense), net .....    1,962             309             451             349

Income before income taxes ......   15,038          11,044           8,542           8,565
Income tax expense ..............    5,867           4,210           3,124           3,127

Net income ...................... $  9,171       $   6,834        $  5,418        $  5,438

Basic net income per share....... $   0.31       $    0.24        $   0.19        $   0.18

Diluted net income per share .... $   0.30       $    0.23        $   0.18        $   0.18



2002:
-----
Total revenue ................... $  35,261       $  30,204       $ 26,441        $ 25,916

Cost of product revenues ........    14,168          12,611          9,465           9,528
Total other operating expenses ..    14,313          16,001         11,486          11,063

Operating income ................     6,780           1,592          5,490           5,325

Interest income, net ............       727             822            993             993
Other income (expense), net .....       (18)            (11)            55             (23)

Income before income taxes ......     7,489           2,403          6,538           6,295
Income tax expense (benefit) ....   (17,885)            840          2,289           2,204

Net income ...................... $  25,374       $   1,563       $  4,249        $  4,091

Basic net income per share ......      0.87            0.05            0.15            0.14
Diluted net income per share ....      0.83            0.05            0.14            0.13

16. SUBSEQUENT EVENTS


In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for approximately $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company plans to market these products through its JARIT sales force.


In January 2004, the Company acquired the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for approximately $1.5 million in cash. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery. Prior to the acquisition, Fleetwood Medical marketed these product lines primarily to hospitals and physicians through a catalogue and a network of distributors.


The determination of the fair value of the assets acquired and liabilities assumed as a result of these acquisitions is in progress.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Integra LifeSciences
Holdings Corporation and Subsidiaries:




Our audits of the consolidated financial statements referred to in our report dated February 25, 2004, appearing in the 2003 Annual Report on Form 10-K of Integra LifeSciences Holdings Corporation and Subsidiaries also included an audit of the financial statement schedule listed in the index in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 25, 2004

                                      INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                           VALUATION AND QUALIFYING ACCOUNTS

                                                    SCHEDULE II

                                           Balance at      Charged to       Charged                       Balance at
                                           Beginning       Costs and        to Other                        End of
Description                                Of Period        Expenses       Accounts(1)     Deductions(2)    Period
--------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Year ended December 31, 2003
----------------------------

Allowance for doubtful accounts
             and Sales Returns ..........  $ 1,387         $    541        $  497             $ (400)    $  2,025

Inventory reserves ......................    9,573            3,193           894             (7,456)       6,204

Deferred tax asset valuation allowance ..    7,692               --        (2,331)                --        5,361

Year ended December 31, 2002
----------------------------

Allowance for doubtful accounts
             and Sales Returns ..........  $  1,403           1,961           559             (2,537)     $ 1,387

Inventory reserves ......................     5,812           4,152           787             (1,178)       9,573

Deferred tax asset valuation allowance ..    34,356         (20,389)       (3,260)            (3,015)       7,692

Year ended December 31, 2001
----------------------------

Allowance for doubtful accounts
             and Sales Returns ..........  $  1,253         $ 2,142       $     4          $  (1,996)     $ 1,403

Inventory reserves ......................     3,420           3,734            --             (1,342)       5,812

Deferred tax asset valuation allowance ..    44,776          (9,970)           --               (450)      34,356

(1) All amounts shown were recorded to goodwill in connection with acquisitions except for the $2.3 million and $3.3 million reduction in the deferred tax asset valuation allowance in 2003 and 2002, respectively, which were written off against the gross deferred tax asset.
(2) The $3.0 million and $450,000 reductions of the deferred tax asset valuation allowance in 2002 and 2001, respectively, were recorded to additional paid-in capital.

Ehhibit 10.20
                             EMPLOYMENT AGREEMENT

This employment agreement ("this "Agreement") is made as of the 20 day of February, 2003 by and between Integra LifeSciences Holdings Corporation, a Delaware Corporation, and Donald Nociolo ("Executive").

                                  Background

Executive is currently the Senior Vice President of Manufacturing Operations of Company. Company desires to continue to employ Executive, and Executive desires to remain in the employ of Company, on the terms and conditions contained in this Agreement. Executive will be substantially involved with Company's operations and management and will learn trade secrets and other confidential information relating to Company and its customers; accordingly, the noncompetition covenant and other restrictive covenants contained in
Section 14 of this Agreement constitute essential elements hereof.

NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intended to be legally bound hereby, the parties hereto agree as follows:

                                    Terms

1. Definitions. The following words and phrases shall have the meanings set forth below for the purposes of this Agreement (unless the context clearly indicates otherwise):

(a)"Base Salary" shall have the meaning set forth in Section 5.

(b)"Board" shall mean the Board of Directors of Company, or any successor thereto.

(c)"Cause," as determined by the Board in good faith, shall mean Executive has-

(1)failed to perform his stated duties in all material respects, which failure continues for 15 days after his receipt of written notice of the failure;

(2)intentionally and materially breached any provision of this Agreement and not cured such breach (if curable) within 15 days of his receipt of written notice of the breach;

(3)demonstrated his personal dishonesty in connection with his employment by Company;

(4)engaged in willful misconduct in connection with his employment with the Company;

(5)engaged in a breach of fiduciary duty in connection with his employment with the Company; or

(6)willfully violated any law, rule or regulation, or final cease-and-desist order (other than traffic violations or similar offenses) or engaged in other serious misconduct of such a nature that his continued employment may reasonably be expected to cause the Company substantial economic or reputational injury.

(d) A "Change in Control" of Company shall be deemed to have occurred:

(1)if the"beneficial ownership" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of securities representing more than fifty percent (50%) of the combined voting power of Company Voting Securities (as herein defined) is acquired by any individual, entity or group (a "Person"), other than Company, any trustee or other fiduciary holding securities under any employee benefit plan of Company or an affiliate thereof, or any corporation owned, directly or indirectly, by the stockholders of Company in substantially the same proportions as their ownership of stock of Company (for purposes of this Agreement, "Company Voting Securities" shall mean the then outstanding voting securities of Company entitled to vote generally in the election of directors); provided, however, that any acquisition from Company or any acquisition pursuant to a transaction which complies with clauses (i), (ii) and (iii) of paragraph (3) of this definition shall not be a Change in Control under this paragraph (1); or

(2) if individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) upon consummation by Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of Company or the acquisition of assets or stock of any entity (a "Business Combination"), in each case, unless immediately following such Business
Combination: (i) Company Voting Securities outstanding immediately prior to such Business Combination (or if such Company Voting Securities were converted pursuant to such Business Combination, the shares into which such Company Voting Securities were converted) (x) represent, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination (the "Surviving Corporation"), or, if applicable, a corporation which as a result of such transaction owns Company or all or substantially all of Company's assets either directly or through one or more subsidiaries (the "Parent Corporation") and (y) are held in substantially the same proportions after such Business Combination as they were immediately prior to such Business Combination; (ii) no Person (excluding any employee benefit plan (or related trust) of Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) except to the extent that such ownership of Company existed prior to the Business Combination; and (iii) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; or

(4)upon approval by the stockholders of Company of a complete liquidation or dissolution of Company.

(e)"Code" shall mean the Internal Revenue Code of 1986, as amended.

(f)"Company" shall mean Integra LifeSciences Holdings Corporation and any corporation, partnership or other entity owned directly or indirectly, in whole or in part, by Integra LifeSciences Holdings Corporation.

(g)"Disability" shall mean Executive's inability to perform his duties hereunder by reason of any medically determinable physical or mental impairment which is expected to result in death or which has lasted or is expected to last for a continuous period of not fewer than six months.

(h)"Good Reason" shall mean:

(1) a material breach of this Agreement by Company which is not cured by Company within 15 days of its receipt of written notice of the breach;

(2) without Executive's express written consent, the Company reduces Executive's Base Salary or the aggregate fringe benefits provided to Executive (except to the extent permitted by Section 5 or Section 6, respectively); provided Executive resigns within 60 days after the change objected to;

(3) during the one-year period following a Change in Control, the Company, without Executive's express written consent: (i) reduces Executive's Base Salary or the aggregate fringe benefits provided to Executive (except to the extent the decrease is pursuant to a general compensation or benefits reduction applicable to all, or substantially all, executive officers of Company); (ii) substantially diminishes Executive's responsibilities compared to the extent of such responsibilities immediately prior to a Change in Control; or (iii) requires Executive to be based more than 50 miles from Executive's office location immediately prior to the Change in Control (except for required travel on Company business to an extent substantially consistent with Executive's business travel obligations immediately prior to the Change in Control); or

(4) Company fails to obtain the assumption of this Agreement by any successor to Company.

(i)"Principal Executive Office" shall mean Company's principal office for executives, presently located at 311 Enterprise Drive, Plainsboro, New Jersey 08536.

(j)"Retirement" shall mean the termination of Executive's employment with Company in accordance with the retirement policies, including early retirement policies, generally applicable to Company's salaried employees.

(k)"Termination Date" shall mean the date specified in the Termination Notice.

(l)"Termination Notice" shall mean a dated notice which: (i) indicates the specific termination provision in this Agreement relied upon (if any); (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of Executive's employment under such provision;
(iii) specifies a Termination Date; and (iv) is given in the manner specified in Section 15(h).

 2. Employment. Company hereby employs Executive as Senior Vice President, Manufacturing Operations, and Executive hereby agrees to accept such employment and agrees to render services to Company in such capacity (or in such other capacity in the future as the chief executive officer of the Company (the "Chief Executive Officer") may decide in his sole discretion. Executive's primary place of employment shall be at the Principal Executive Office or other corporate location as the Chief Executive Officer deems appropriate.

3.  Term.

(a) Term and Renewal of Agreement. Unless earlier terminated by Executive or Company as provided in Section 10 hereof, the term of Executive's employment under this Agreement shall commence on the date of this Agreement and terminate on December 31, 2003. Subject to subsection 3(b), this Agreement shall be deemed automatically, without further action, to extend for an additional year on December 31, 2003 and each anniversary thereof.

(b) Annual Review. Prior to December 31, 2003 and each annual anniversary thereof, the Board shall consider extending the term of this Agreement. The term shall continue to extend in the manner set forth in subsection 3(a) unless either the Board does not approve the extension and provides written notice to Executive of such event, or Executive gives written notice to Company of Executive's election not to extend the term. In either case, the written notice shall be given not fewer than 30 days prior to any such renewal date. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

4. Duties.  Executive shall:

(a)faithfully and diligently do and perform all such acts and duties, and furnish such services as are assigned to Executive as of the date this Agreement is signed, and (subject to Section 2) such additional or different acts, duties and services as the Chief Executive Officer may assign in the future; and

(b)devote his full professional time, energy, skill and best efforts to the performance of his duties hereunder, in a manner that will faithfully and diligently further the business and interests of Company, and shall not be employed by or participate or engage in or in any manner be a part of the management or operations of any business enterprise other than Company without the prior written consent of the Chief Executive Officer or the Board, which consent may be granted or withheld in his or its sole discretion.

 5. Compensation. Company shall compensate Executive for his services at a minimum base salary of $180,000 per year ("Base Salary"), payable in periodic installments in accordance with Company's regular payroll practices in effect from time to time. Executive's Base Salary shall be subject to annual reviews, but may not be decreased without Executive's express written consent (unless the decrease is pursuant to a general compensation reduction applicable to all, or substantially all, executive officers of Company). Bonus payments may be made as determined appropriate by the Board in its sole discretion.

 6. Benefit Plans. Executive shall be entitled to participate in and receive benefits under any employee benefit plan or stock-based plan of Company, and shall be eligible for any other plans and benefits covering executives of Company, to the extent commensurate with his then duties and responsibilities fixed by the Board. Company shall not make any change in such plans or benefits which would adversely affect Executive's rights thereunder, unless such change affects all, or substantially all, executive officers of the Company.

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

10. Termination.

(a) Termination without Salary Continuation. In the event (i) Executive terminates his employment hereunder other than for Good Reason, or (ii) Executive's employment is terminated by Company due to his Retirement, Disability or death, or for Cause, Executive shall have no right to compensation or other benefits pursuant to this Agreement for any period after his last day of active employment.

(b) Termination with Salary Continuation (No Change in Control). Except as provided in subsection 10(c) in the event of a Change in Control, in the event
(i) Executive's employment is terminated by Company for a reason other than Retirement, Disability, death or Cause, or (ii) Executive terminates his employment for Good Reason, or (iii) Company shall fail to extend this Agreement pursuant to the provisions of Section 3, then Company shall:

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

(c) Termination with Salary Continuation (Change in Control). Notwithstanding anything to the contrary set forth in subsection 10(b), in the event within twelve months of a Change in Control: (i) Executive terminates his employment for Good Reason, or (ii) Executive's employment is terminated by Company for a reason other than Retirement, Disability, death or Cause, or (iii) Company shall fail to extend this Agreement pursuant to Section 3, then Company shall:

(1) pay Executive a severance amount equal to 2.99 times Executive's Base Salary (determined without regard to any reduction in violation of Section 5) as of his last day of active employment; the severance amount shall be paid in a single sum on the first business day of the month following the Termination Date; and

(2) maintain and provide to Executive, at no cost to Executive, for a period ending at the earliest of (i) the third anniverary of the Termination Date;
(ii) the date of Executive's full-time employment by another employer; and
(iii) Executive's death, continued participation in all group insurance, life insurance, health and accident, disability, and other employee benefit plans in which Executive would have been entitled to participate had his employment with Company continued throughout such period, provided that such participation is not prohibited by the terms of the plan or by Company for legal reasons; and

(3) pay to Executive all reasonable legal fees and expenses incurred by Executive as a result of such termination of employment (including all fees and expenses, if any, incurred by Executive in contesting or disputing any such termination or in seeking to obtain to enforce any right or benefit provided to Executive by this Agreement whether by arbitration or otherwise).

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

14  Restrictive Covenants.

(a) Covenant Not to Compete. During the term of this Agreement and for a period of eighteen (18) months following the Termination Date, Executive sha in which Company is conducting business operations or providing services as of the date of Executive's termination of employment, in the tissue engineer bioactive component, to attempt to elicit a specific cellular response in order to regenerate tissue or to impede the growth of tissue or migration of cells) (the "Tissue Engineering Business") or any other business the revenues of which constituted at least 30% of Company's revenues during the six (6) month period prior to the Termination Date (together with the Tissue Engineering Business, the "Business"); (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity engaged in the Business; (iii) seek in competition with the business of the Company to procure orders from or do business with any customer of Company; (iv) solicit or contact with a view to the engagement or employment by any person or entity of any person who is an employee of Company; (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of Company) any person or entity who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to Company; or (vi) engage in or participate in any effort or act to induce any of the customers, associates, consultants, or employees of Company to take any action which might be disadvantageous to Company; provided, however, that nothing herein shall prohibit Executive and his affiliates from owning, as passive investors, in the aggregate not more than 5% of the outstanding publicly traded stock of any corporation so engaged.

(b) Confidentiality. Executive acknowledges a duty of confidentiality owed to Company and shall not, at any time during or after his employment by Company, retain in writing, use, divulge, furnish, or make accessible to anyone, without the express authorization of the Board, any trade secret, private or confidential information or knowledge of Company obtained or acquired by him while so employed. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, Company books, records, files and know-how acquired while an employee of Company are acknowledged to be the property of Company and shall not be duplicated, removed from Company's possession or premises or made use of other than in pursuit of Company's business or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against Company and upon termination of employment for any reason, Executive shall deliver to Company, without further demand, all copies thereof which are then in his possession or under his control. No information shall be treated as "confidential information" if it is generally available public knowledge at the time of disclosure or use by Executive.

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

(h) Notice. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given if hand-delivered, sent by documented overn delivery service or by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

                           To the Company:

                           Integra LifeSciences Holdings Corporation
                           311 Enterprise Drive
                           Plainsboro, New Jersey 08536
                           Attn:  President

                           To the Executive:

                           Donald Nociolo
                           154 Moores Mill Mount Rose Road
                           Hopewell, NJ 08525

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


INTEGRA LIFESCIENCES
HOLDINGS CORPORATION                                 EXECUTIVE


By:   /s/ Stuart M. Essig                            /s/ Donald Nociolo
Its:  President and Chief Executive Officer

Exhibit 21

            Subsidiaries of Integra LifeSciences Holdings Corporation

                                                    State or Country of
Name of Subsidiary                              Incorporation or Organization
------------------                              -----------------------------
Caveangle Ltd.                                  United Kingdom
GMSmbH                                          Germany
Integra Clinical Education Institute, Inc.      Delaware
Integra LifeSciences Corporation                Delaware
Integra LifeSciences Investment Corporation     Delaware
Integra NeuroSciences CA Corporation            Delaware
Integra NeuroSciences PR, Inc.                  Delaware
Integra NeuroSciences Holdings Ltd.             United Kingdom
Integra NeuroSciences Ltd.                      United Kingdom
Integra Selector Corporation                    Delaware
Spembly Cryosurgery Ltd.                        United Kingdom
Spembly Medical Ltd.                            United Kingdom
Integra Signature Technologies Inc.             Delaware
Integra NeuroSciences(IP), Inc.                 Delaware
Integra NeuroSciences,(International), Inc.     Delaware
Integra NeuroSciences Holdings BV               Netherlands
Integra NeuroSciences (Belgium) SA              Belgium
NMT NeuroSciences Instruments BV                Netherlands
NMT NeuroSciences GmbH                          Germany
Integra NeuroSciences Implants (France) SA      France
Integra NeuroSciences Holdings (France) SA      France
J. Jamner Surgical Instruments, Inc.            Delaware
Spinal Specialties, Inc.                        Delaware
Swedemed AB                                     Sweden


Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-46024, 333-82233, 333-58235,333-06577,
333-73512 and 333-109042) and Form S-3 (File Nos. 333-106625) of Integra
LifeSciences Holdings Corporation and Subsidiaries of our report dated February 25, 2004 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is included in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 11, 2004

Exhibit 31.1

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Stuart M. Essig, certify that:

         1. I have reviewed this annual report on Form 10-K of Integra LifeSciences Holdings Corporation;

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


Date: March 12, 2004

                                                           /s/ Stuart M. Essig

                                                       ------------------------
                                                       Stuart M. Essig
                                                       Chief Executive Officer

Exhibit 31.2

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, David B. Holtz, certify that:

         1. I have reviewed this annual report on Form 10-K of Integra LifeSciences Holdings Corporation;

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


Date: March 12, 2004

                                                            /s/ David B. Holtz

                                                     --------------------------
                                                     David B. Holtz
                                                     Senior Vice President,
                                                     Finance and Treasurer

Exhibit 32.1


                    Certification of Chief Executive Officer
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


I, Stuart M. Essig, Chief Executive Officer and Director of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirement of
         Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 12, 2004                                   By: /s/ Stuart M. Essig
                                                       -----------------------
                                                       Stuart M. Essig
                                                       Chief Executive Officer

Exhibit 32.2


                    Certification of Chief Financial Officer
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirement of
         Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 12, 2004                                    By: /s/ David B. Holtz
                                                        ----------------------
                                                        David B. Holtz
                                                        Sr. Vice President,
                                                        Finance and Treasurer