Form 10-Q
period 2004-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2004-05-10
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

 AS OF MAY 4, 2004 THE REGISTRANT HAD OUTSTANDING 28,560,804 SHARES OF COMMON STOCK, $.01 PAR VALUE.



                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                         Page Number
                                                                                       ----------------

PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Consolidated Statements of Operations for the three
  months ended March 31, 2004 and 2003 (Unaudited)                                            3

Consolidated Balance Sheets as of March 31, 2004
  and December 31, 2003 (Unaudited)                                                           4

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2004 and 2003 (Unaudited)                                                         5

Notes to Unaudited Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          14

Factors that may affect our future performance                                               21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         31

Item 4.   Controls & Procedures                                                              31


PART II.          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                   32


SIGNATURES                                                                                   33

Exhibits                                                                                     34




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 (In thousands, except per share amounts)


                                                                   Three Months Ended March 31,
                                                                     2004                2003
                                                                     ----                ----
REVENUES
Product revenues ........................................         $ 51,435            $ 35,130
Other revenue ...........................................            1,008               1,650
                                                                  --------            --------
   Total revenues .......................................           52,443              36,780

COSTS AND EXPENSES
Cost of product revenues ................................           20,001              13,703
Research and development................................             2,823               2,650
Selling and marketing ...................................           11,151               7,576
General and administrative ..............................            5,856               4,834
Amortization ............................................              883                 577
                                                                  --------            --------
   Total costs and expenses .............................           40,714              29,340

Operating income ........................................           11,729               7,440

Interest income .........................................              928                 783
Interest expense ........................................             (871)                 (7)
Other income (expense), net .............................              (17)                349
                                                                  --------            --------
Income before income taxes ..............................           11,769               8,565

Income tax expense ......................................            4,331               3,127
                                                                  --------            --------
Net income ..............................................            7,438               5,438
                                                                  ========            ========

Basic net income per share ..............................         $   0.25            $   0.18

Diluted net income per share ............................         $   0.24            $   0.18

Weighted average common shares outstanding
Basic ...................................................           29,704              29,438
Diluted .................................................           30,859              30,869







The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
In thousands, except per share amounts


                                                             March 31,     December 31,
                                                               2004            2003
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  76,052       $  78,979
  Short-term investments ..................................     30,118          29,567
  Accounts receivable, net of allowances of
    $1,779 and $2,025 .....................................     30,322          28,936
  Inventories .............................................     44,894          41,046
  Prepaid expenses and other current assets ...............      8,354           9,365
                                                             ---------       ---------
      Total current assets ................................    189,740         187,893

 Non-current investments ..................................    105,911          98,197
 Property, plant, and equipment, net ......................     20,213          20,072
 Deferred income taxes, net ...............................     18,471          21,369
 Identifiable intangible assets, net ......................     52,974          52,435
 Goodwill..................................................     28,135          26,683
 Other assets .............................................      5,695           5,877
                                                             ---------       ---------
Total assets ..............................................  $ 421,139       $ 412,526
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      6,878           7,947
  Accrued expenses and other current liabilities ..........     12,816          12,671
                                                             ---------       ---------
      Total current liabilities ...........................     19,694          20,618

 Long-term debt ...........................................    119,742         119,257
 Other liabilities ........................................      3,688           4,121
                                                             ---------       ---------
Total liabilities .........................................    143,124         143,996

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    28,734 and 28,611 issued at March 31, 2004 and
    December 31, 2003, respectively .......................        287             286
  Additional paid-in capital ..............................    288,620         286,716
  Treasury stock, at cost; 219 shares at March
    31, 2004 and December 31, 2003 ........................     (5,236)         (5,236)
  Other ...................................................         (3)             (5)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities .....        408              63
     Foreign currency translation adjustment ..............      5,229           5,400
     Minimum pension liability adjustment .................     (1,266)         (1,232)
  Accumulated deficit .....................................    (10,024)        (17,462)
                                                             ---------       ---------
    Total stockholders' equity ............................    278,015         268,530
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 421,139       $ 412,526
                                                             =========       =========





The accompanying notes are an integral part of these consolidated financial statements



                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2004              2003
                                                                        ----              ----
OPERATING ACTIVITIES:
Net income ......................................................   $  7,438          $  5,438
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      2,162             1,477
Deferred income tax provision ...................................      3,159             2,585
Amortization of discount and premium on investments .............        587               436
Other, net ......................................................        (13)             (213)
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (1,129)           (1,225)
   Inventories ..................................................     (3,327)             (250)
   Prepaid expenses and other current assets ....................        481               545
   Non-current assets ...........................................         20               385
   Accounts payable, accrued expenses and other liabilities .....      1,472              (351)
                                                                    --------          --------
Net cash provided by operating activities .......................     10,850             8,827
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.     54,518            48,157
Purchases of available-for-sale investments .....................    (62,834)          (21,349)
Cash used in business acquisition, net of cash acquired .........     (3,890)          (42,443)
Purchases of property and equipment .............................     (2,875)             (542)
                                                                    --------          --------
Net cash used in investing activities ...........................    (15,081)          (16,177)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options and warrants ..............      1,236             2,215
Purchase of treasury stock ......................................         --           (35,325)
Proceeds from issuance of convertible notes, net ................         --           101,850
                                                                    --------          --------
Net cash provided by financing activities .......................      1,236            68,740
                                                                    --------          --------

Effect of exchange rate changes on cash .........................         68               116

Net increase (decrease) in cash and cash equivalents ............     (2,927)           61,506

Cash and cash equivalents at beginning of period ................     78,979            43,583
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 76,052          $105,089
                                                                    ========          ========









The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              BASIS OF PRESENTATION

General

In the opinion of management, the March 31, 2004 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

The Company has reclassified certain prior year amounts to conform with the current year's presentation.

Recently issued Accounting Standards

In December 2003, the FASB reissued FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" with certain modifications and clarifications. Applications of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities and for variable interest entities created or acquired after February 1, 2003 as of December 31, 2003. Application for all other types of variable interest entities created after February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. The Company adopted the revised interpretation of FIN 46 and it did not have a material effect on the Company's financial position or results of operations.

Equity-Based Compensation

The Company recognizes employee stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25
"Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25".

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                                  Three Months Ended March 31,
                                                          2004          2003
                                                        --------      --------
                                                        (in thousands, except
                                                          per share amounts)
Net income:
   As reported ......................................   $ 7,438       $ 5,438
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects .....................    (1,470)       (1,202)
                                                        --------      --------
   Pro forma ........................................   $ 5,968      $  4,236

Net income per share:
   Basic:
   As reported ......................................   $  0.25      $   0.18
   Pro forma ........................................   $  0.20      $   0.14

   Diluted:
   As reported ......................................   $  0.24      $   0.18
   Pro forma ........................................   $  0.19      $   0.14

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model.

2.   BUSINESS ACQUISITIONS

In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for approximately $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company markets these products through its JARIT sales organization. In connection with this acquisition, the Company recorded, on a preliminary basis, approximately $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 5 to 20 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those herein.

In January 2004, the Company acquired the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for approximately $1.6 million in cash. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery. The Company sells the Sparta products through a direct marketing organization and an existing distributor network. In connection with this acquisition, the Company recorded, on a preliminary basis, approximately $1.6 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over 5 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those herein.

In November 2003, the Company acquired all of the outstanding capital stock of Spinal Specialties, Inc. for $6.4 million in cash. Spinal Specialties markets its products primarily to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors.

In August 2003, the Company acquired substantially all of the assets of Tissue Technologies, Inc. The Company paid $0.6 million in cash and is obligated to pay the seller up to an additional $1.5 million in contingent consideration based upon a multiple of the Company's sales of the UltraSoft product in the third year following the acquisition.

In March 2003, the Company acquired all of the outstanding capital stock of J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $43.5 million in cash. In the United States, JARIT sells through a 20 person sales management force that works with over 100 distributor sales representatives.

The results of operations of acquired businesses are included in the consolidated financial statements since the respective dates of acquisition.

The following unaudited pro forma financial information assumes that the Spinal Specialties and JARIT acquisitions had occurred as of the beginning of 2003 (in thousands, except per share data):

                                                      For the Three Months
                                                         Ended March 31,
                                                             2003
                                                            -------
       Total revenue .............................          $43,908
       Net income ................................            5,862

       Net income per share:
          Basic ..................................          $  0.20
          Diluted.................................          $  0.19

3.  INVENTORIES

Inventories consisted of the following:

                                                       March 31,  December 31,
                                                         2004          2003
                                                         ----          ----
                                                           (in thousands)
   Raw materials..............................         $10,226       $ 9,738
   Work-in process............................           6,098         5,069
   Finished goods.............................          28,570        26,239
                                                       -------       -------
                                                       $44,894       $41,046
                                                       =======       =======

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2004, were as follows:

      Balance at December 31, 2003 .....................................     $ 26,683
      R&B acquisition ..................................................          413
      Sparta acquisition ...............................................        1,309
      Foreign currency translation .....................................         (270)
                                                                             --------
      Balance at March 31, 2004 ........................................     $ 28,135
                                                                             ========


The components of the Company's identifiable intangible assets were as follows:

                                                  March 31, 2004          December 31, 2003
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                       (in thousands)
   Completed technology .......   15 years    $ 15,115    $ (3,575)     $ 15,062    $ (3,337)
   Customer relationships .....   21 years      16,848      (2,325)       16,755      (2,053)
   Trademarks/brand names .....   38 years      26,128      (1,215)       25,235      (1,017)
   All Other ..................   10 years       3,292      (1,294)        2,909      (1,119)
                                              --------  ------------    --------  ------------
                                              $ 61,383    $ (8,409)     $ 59,961    $ (7,526)
   Accumulated amortization ..                  (8,409)                   (7,526)
                                              --------                  --------
                                              $ 52,974                  $ 52,435
                                              ========                  ========

Excluding the effects of the Berchtold and Mayfield acquisitions in April and May 2004, respectively, (see Note 9), annual amortization expense is expected to approximate $3.4 million in 2004, $3.3 million in 2005, $3.2 million in 2006, $2.9 million in 2007, and $2.5 million in 2008. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.   COMPREHENSIVE INCOME

Comprehensive income was as follows:
                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                             2004             2003
                                                           --------         --------
                                                                 (in thousands)
  Net income ...........................................   $  7,438         $  5,438
  Foreign currency translation adjustment ..............       (205)            (130)
  Unrealized holding gains (losses) on
       available-for-sale securities, net of tax ........       345             (139)
  Reclassification adjustment for gains
        included in net income .........................         --             (221)
                                                           --------         --------
  Comprehensive income .................................   $  7,578         $  4,948
                                                           ========         ========



6.   NET INCOME PER SHARE

Basic and diluted net income per share were as follows:
                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                           2004          2003
                                                                          ------        ------
                                                                         (In thousands, except
                                                                           per share amounts)
Basic net income per share:
---------------------------
   Net income available to common stock ..........................     $  7,438        $  5,438

   Weighted average common shares outstanding ....................       29,704          29,438
   Basic net income per share ....................................     $   0.25        $   0.18

Diluted net income per share:
---------------------------
   Net income available to common stock ..........................     $  7,438        $  5,438

   Weighted average common shares outstanding - Basic ............       29,704          29,438
   Effect of dilutive securities - stock options and warrants ....        1,155           1,431
                                                                       --------        --------
   Weighted average common shares for diluted earnings per share..       30,859          30,869

   Diluted net income per share ..................................     $   0.24        $   0.18

Options outstanding at March 31, 2004 and 2003, respectively, to purchase approximately 35,000 and 771,000 shares of common stock were excluded from the computation of diluted net income per share for the three month periods ended March 31, 2004 and 2003 because their exercise price exceeded the average market price of the Company's common stock during the period.

Notes payable outstanding at March 31, 2004 and 2003 that were convertible into
3.5 million and 3.1 million shares of common stock were excluded from the computation of diluted net income per share for the three month periods ended March 31, 2004 and 2003, respectively, because the conditions required to convert the notes were not met.

Holders have the right to convert their notes into shares of the Company's common stock at any time prior to their maturity, if any of the following conditions is met:
- the last sale price of the Company's common stock on the trading day prior to the conversion date was 110% or more of the conversion price on such trading day;
- the Company distributes to holders of its common stock certain rights entitling them to purchase common stock at less than the last sale price of our common stock on the day preceding the declaration for such distribution;
- the Company distributes to holders of its common stock assets, debt, securities or certain rights to purchase its securities, which distribution has a per share value exceeding 10% of the last sale price of the Company's common stock on the day preceding the declaration of such distribution; or
- the Company becomes a party to a consolidation, merger or sale of all or substantially all of its assets or a change in control occurs pursuant to which the Company's common stock would be converted into cash, stock or other property that is not common equity interests traded on a national securities exchange or quoted on the Nasdaq National Market;

Holders may also convert their notes into shares of the Company's common stock as follows:

- at any time prior to March 15, 2006 after any 5 consecutive trading-day period in which the average trading prices for the notes for that 5 trading-day period was less than 103% of the average conversion value for the notes during that period; or
- at any time on or after March 15, 2006 and prior to maturity after any 5 consecutive trading-day period in which the average trading prices for the notes for that 5 trading-day period was less than 97% of the average conversion value for the notes during that period (however, holders may not convert their notes on or after March 15, 2006 if, at the time of the calculation, the closing sale price of shares of the Company's common stock is between the then current conversion price on the notes and 110% of the then current conversion price on the notes.)

7.   PRODUCT REVENUE AND GEOGRAPHIC INFORMATION

Integra develops, manufactures, and markets medical devices for use primarily in neuro-trauma and neurosurgery, plastic and reconstructive surgery, and general surgery. The Company's product lines include monitoring and drainage systems, surgical instruments, fixation systems, and innovative tissue repair products that incorporate the Company's proprietary absorbable implant technology. The Company reports its financial results under a single operating segment - the development, manufacturing, and distribution of medical devices.

Product revenues are segregated into the following categories
                                                                          Three Months Ended
                                                                               March 31,
                                                                          --------------------
                                                                           2004          2003
                                                                          ------        ------
                                                                             (in thousands)

   Monitoring products............................................      $ 11,198      $ 10,532
   Operating room products........................................        18,332        12,588
   Instruments ...................................................        16,043         6,247
   Private label products ........................................         5,862         5,763
                                                                        --------      --------
   Total product revenues ........................................      $ 51,435      $ 35,130

Beginning in 2004, the Company includes the sales of INTEGRA(R) Dermal Regeneration Template in operating room product revenues. In the prior year period, these product sales were included in private label product revenues.

Certain of the Company's products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bi-Layer Matrix Wound Dressing, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 32% of product revenues in the three month periods ended March 31, 2004 and 2003. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Three months ended March 31, 2004 ... $ 40,386    $  7,248    $  1,829    $  1,972   $ 51,435
Three months ended March 31, 2003 ...   27,262       5,001       1,458       1,409     35,130


8.   COMMITMENTS AND CONTINGENCIES

As consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to Integra, the Company has agreed to pay royalties on the sales of products that are commercialized relative to the granted rights and licenses. Royalty payments under these agreements by the Company were not significant for any of the periods presented.

Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.

In July 1996, Integra filed a patent infringement lawsuit in the United States District Court for the Southern District of California (the "Trial Court") against Merck KGaA, a German corporation, Scripps Research Institute, a California nonprofit corporation, and David A. Cheresh, Ph.D., a research scientist with Scripps, seeking damages and injunctive relief. The complaint charged, among other things, that the defendant Merck KGaA willfully and deliberately induced, and continues willfully and deliberately to induce, defendants Scripps Research Institute and Dr. Cheresh to infringe certain of the Company's patents. These patents are part of a group of patents granted to The Burnham Institute and licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins. The defendants filed a countersuit asking for an award of defendants' reasonable attorney fees.

In March 2000, a jury returned a unanimous verdict in the Company's favor and awarded Integra $15.0 million in damages, finding that Merck KGaA had willfully infringed and induced the infringement of Integra's patents. The Trial Court dismissed Scripps and Dr. Cheresh from the case.

In October 2000, the Trial Court entered judgment in Integra's favor and against Merck KGaA in the case. In entering the judgment, the Trial Court also granted to the Company pre-judgment interest of approximately $1.4 million, bringing the total award to approximately $16.4 million, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Trial Court entered orders in favor of Integra and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

Merck KGaA and the Company each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). The Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed Integra's patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision.

The Company expects the Trial Court to begin new hearings on damages in the summer of 2004. Integra has not recorded any gain in connection with this matter.

Three of the French subsidiaries that the Company acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, Inc., the former owner of these entities, has agreed to specifically indemnify Integra against any liability in connection with these tax claims. In addition, NMT Medical, Inc. has agreed to provide the French tax authorities with payment of the tax liabilities on behalf of each of these subsidiaries.

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

9.  SUBSEQUENT EVENTS

In April 2004, the Company acquired Berchtold Medizin-Elektronik GmbH from Berchtold Holding Company for approximately $5.0 million in cash subject to a working capital adjustment. Berchtold Medizin-Elektronik, based in Tuttlingen, Germany, manufactures and markets the Elektrotom(R) line of electrosurgery generators and the Sonotom(R) ultrasonic surgical aspirator as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures including neurosurgery. The acquired business generated approximately $6.5 million in revenues for the year ended December 31, 2003, primarily in foreign currency denominated transactions. The Company plans to market these products through an international distributor network. This acquisition will allow the Company to continue to expand its European operations through an existing infrastructure through which its can sell its other products directly into Germany and to offer additional market leading devices to the European and international markets.

In May 2004, the Company acquired the surgical business from Schaerer Mayfield USA, Inc. for approximately $20.0 million in cash subject to a working capital adjustment. The acquired business generated approximately $10.3 million in revenues for the year ended December 31, 2003. The products purchased include the Mayfield(R) Cranial Stabilization and Positioning Systems and the BUDDE(R) Halo Retractor System used in head surgery. Mayfield systems are the market leader in the United States, and have been used by neurosurgeons for over thirty years. This acquisition allows Integra to continue to broaden and strengthen the product lines offered by its well-trained and experienced sales group. The Mayfield and BUDDE product lines, which are sold to hospitals and physicians, will be sold in the United States through the Integra NeuroSciences direct sales organization and through distributors internationally. Mayfield's five sales and marketing employees will join Integra's growing sales and marketing teams.

The determination of the fair value of the assets acquired and liabilities assumed as a result of these acquisitions is in progress.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth below under the heading "Factors That May Affect Our Future Performance."

GENERAL

Integra develops, manufactures, and markets medical devices for use primarily in neuro-trauma, neurosurgery, plastic and reconstructive surgery, and general surgery. Our product lines include monitoring and drainage systems, surgical instruments, fixation systems and innovative tissue repair products that incorporate our proprietary absorbable implant technology.

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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 32% of product revenues in the three months ended March 31, 2004 and 2003.

We manage these multiple product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment - the development, manufacturing, and distribution of medical devices.

Our objective is to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in product revenues both through internal means - through launching new and innovative products and selling existing products more intensively - and by acquiring existing businesses or product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that tend to support the view that our profitability can grow for a period of years. These measurements include revenue growth from products developed internally or acquired, gross margins on products revenues, which we hope to increase to more than 65% over a period of several years, operating margins, which we hope to increase substantially from the level we reported in 2003, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines, technologies, and companies. Our acquisitions of the R&B and Sparta instrument businesses in January 2004, Spinal Specialties, Inc. in November 2003, the Tissue Technologies, Inc. business in August 2003, and J. Jamner Surgical Instruments, Inc. ("JARIT") in March 2003, may make our financial results for the three month period ended March 31, 2004 not directly comparable to those of the corresponding prior year period.


Reported product revenues for the three month periods ended March 31, 2004 and
2003 included the following amounts in revenues from product lines acquired since January 1, 2003:
                                                          Three Months Ended
                                                                March 31,
 (in thousands)                                            2004        2003
                                                          ------      ------

Total Monitoring product revenues ...............        $11,198     $10,532

Total Operating Room product revenues ...........         18,332      12,588

  Instruments
   Products acquired during 2004 ................        $   336     $    --
   Products acquired during 2003 ................          9,787       1,142
   All other product revenues ...................          5,920       5,105
                                                          ------      ------
Total Instruments product revenues ..............         16,043       6,247

Total Private Label product revenues ............          5,862       5,763

Consolidated
   Products acquired during 2004 ................        $   336     $    --
   Products acquired during 2003 ................          9,787       1,142
   All other product revenues ...................         41,312      33,988
                                                          ------      ------
   Total product revenues .......................         51,435      35,130

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

Total Revenues And Gross Margin On Product Revenues:

For the quarter ended March 31, 2004, total revenues increased by $15.7 million, or 43%, over the quarter ended March 31, 2003 to $52.4 million. This increase was primarily attributable to an increase in product revenues of $16.3 million, or 46%, over the prior year period. Other revenue decreased by $0.6 million due to the termination of the ETHICON distribution and development agreement in December 2003.

Revenues from product lines acquired since the first quarter of 2003 accounted for $9.0 million of the $16.3 million increase in product revenues over the prior year period. Changes in foreign currency exchange rates also accounted for $1.0 million of the increase in product revenues. Domestic product revenues increased $13.1 million in the first quarter of 2004 to $40.4 million, or 79% of product revenues, as compared to 78% of product revenues in the first quarter ended March 31, 2003.

Revenues from our monitoring product lines increased $0.7 million, or 6%, over the prior year period primarily as a result of increased sales of our intracranial monitoring products and drainage systems. Our operating room product line revenues increased over the prior year period by $5.7 million, or 46%. This increase is largely the result of growth in sales of our DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products and the inclusion of INTEGRA(R) Dermal Regeneration Template sales in the operating room category. Prior to our resuming the direct sale and marketing of the INTEGRA product on January 1, 2004, we reported sales of the INTEGRA product to ETHICON, Inc. in the private label category.

Revenues from our instrument product lines increased by $9.8 million, or 157%, principally as a result of revenues from the JARIT surgical instrument line and Spinal Specialties product line we acquired in 2003. We also experienced growth over the prior year period in each of our existing instrument product lines. Our private label product revenue increased by $0.1 million, or 2%, over the prior year period as increased revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product offset by the removal of INTEGRA Dermal Regeneration Template revenues from this category for inclusion in operating room product revenues. Although sales of certain private label products vary highly from quarter to quarter depending on the timing and size of orders placed by our marketing partners, we do not believe that the variability is as significant on an annual basis.

We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our future revenue growth will be driven by our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and from internally developed and acquired products. We also intend to continue to acquire businesses that complement our existing businesses and products.

Our gross margin on product revenues was 61% in both the quarter ended March 31, 2004 and the prior year period. The current quarter's gross margin benefited from strong growth in our higher margin products sold during the quarter and the resumption of direct sales of INTEGRA Dermal Regeneration Template which was offset by the full period impact of JARIT's instrument sales.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of product revenues:

                                                          Three Months Ended
                                                               March 31,
 (in thousands)                                            2004        2003
                                                          ------      ------
Research and development ...............................     5 %         8 %
Selling and marketing ..................................    22 %        22 %
General and administrative .............................    11 %        14 %

Total other operating expenses, which exclude cost of product revenue but include amortization, increased 32% to $20.7 million in the first quarter of 2004, compared to $15.6 million in the first quarter of 2003.

Research and development expenses increased approximately $0.2 million to $2.8 million in the first quarter of 2004. The savings that resulted from closing our San Diego research center were offset by increased spending on new product development and clinical studies.

The decline in research and development expenses as a percentage of product revenues in the first quarter of 2004 is primarily related to the significant increase in hand-held instrument product revenues as a proportion of our total revenues. By their nature, our hand-held instrument product lines require less research and development and depend on sales and marketing efforts to support continued growth. Research and development expenses on products other than our traditional hand-held instruments was 7% of product revenues in the first quarter of 2004, as compared to 8% in the first quarter of 2003.

We are obligated to pay $1.5 million to the sellers of the Novus Monitoring Limited assets upon their achievement of a product development milestone. If such payment is made, we estimate that approximately $1.0 million will be recorded as an in-process research and development charge.

Sales and marketing expenses increased 47% over the prior year period to $11.2 million as a result of the expansion of our direct sales organizations and because we owned JARIT for the entire current period compared to a portion of the prior year period. Sales and marketing expenses were 22% of product revenues in both the quarter ending March 31, 2004 and the prior year period.

General and administrative expenses increased $1.0 million to $5.9 million in the quarter, largely as a result of increases in professional fees.

Amortization expense increased approximately $300,000 to approximately $900,000 in the first quarter of 2004 as a result of amortization of intangible assets from recent acquisitions.

Non-Operating Income And Expenses

In the first quarter of 2004, we recorded $871,000 in interest expense associated with the $120 million of contingent convertible subordinated notes we issued in March and April of 2003 and a related interest rate swap agreement.

Our reported interest expense includes $205,000 of non-cash amortization of debt issuance costs. Debt issuance costs totaled $4.1 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our convertible notes under certain conditions. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the first quarter of 2004, the change in the estimated fair value of the Contingent Interest obligation increased interest expense by $102,000.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense for the three months ended March 31, 2004 reflects a $210,000 reduction in interest expense associated with the interest rate swap.

The net fair value of the interest rate swap at December 31, 2003 was $1,072,000. At March 31, 2004, the net fair value of the interest rate swap decreased $509,000 to $563,000, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the first quarter of 2004, we recorded a $467,000 net increase in the carrying value of our convertible notes. The net $42,000 difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

Our net other income/expense decreased by $366,000 from $349,000 of income in the first quarter of 2003 to $17,000 of expense in the first quarter of 2004. In the first quarter of 2003, we recorded $221,000 of gains realized on the sale of marketable securities.

Income tax expense was approximately 36.8% and 36.5% of income before income taxes for the first quarters of 2004 and 2003, respectively. Income tax expense for the first quarters of 2004 and 2003 included a deferred income tax provision of $3.2 million and $2.6 million, respectively. The increase in the effective income tax rate in 2004 results primarily from a change in the geographic mix of projected taxable income for 2004.

We reported net income for the first quarter of 2004 of $7.4 million, or $0.24 per diluted share, as compared to net income of $5.4 million, or $0.18 diluted per share, for the prior year quarter.

In periods when the holders of our convertible notes are permitted to exercise their conversion rights, the "if-converted" method will be used to determine the dilutive effect on earnings per share of the notes. The notes are convertible into approximately 3.5 million shares of common stock.

International Product Revenues and Operations

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the first quarter of 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Product revenues by major geographic area are summarized below:
                                             United                         Asia        Other
                                             States         Europe        Pacific      Foreign         Total
                                            --------       --------       --------     --------       --------
                                                            (in thousands)
Product revenues:
Three months ended March 31, 2004           $ 40,386       $  7,248      $  1,829      $  1,972      $  51,435
Three months ended March 31, 2003             27,262          5,001         1,458         1,409         35,130

In the three months ending March 31, 2004, product revenues from customers outside the United States totaled $11.0 million, or 21% of consolidated product revenues, of which approximately 66% were to European customers. Of this amount, $8.1 million was generated in foreign currencies primarily by our subsidiaries in the Europe.

In the three months ending March 31, 2003, product revenues from customers outside the United States totaled $7.9 million, or 22% of consolidated product revenue, of which approximately 64% were to European customers. Of this amount, $4.1 million was generated in foreign currencies by our subsidiaries in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2004, we had cash, cash equivalents and current and non-current investments totaling approximately $212.1 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the short term. However, given the significant level of liquid assets and our objective to grow by acquisitions and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $32.0 million in 2002, $34.8 million in 2003, and $10.9 million of operating cash flows in the three months ending March 31, 2004. Operating cash flows for the quarter ending March 31, 2003, were $8.8 million.

Our principal uses of funds during the three month period ended March 31, 2004 were $3.9 million for acquisition consideration, $8.3 million for purchases of investments, net of maturities and sales, and $2.9 million for purchases of property and equipment. In addition to the $10.9 million in operating cash flows, we received $1.2 million from the issuance of common stock through the exercise of stock options during the period.

Working Capital

At March 31, 2004 and December 31, 2003, working capital was $170.0 million and $167.3 million, respectively. The increase in working capital was primarily due to additional investments in inventory to support our growth in product revenues and higher accounts receivable balances related to increased sales, offset by a net use of cash in the first quarter of 2004.

Convertible Debt and Related Hedging Activities

We have outstanding $120.0 million of 2 1/2% contingent convertible subordinated notes due 2008. We are obligated to pay $3.0 million of interest per year on the notes and to repay their principal amount on March 15, 2008, if the notes are not converted into common stock before that date. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56, subject to certain conditions.

We also have outstanding an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the convertible notes. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3 month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.

Share Repurchase Plans

In March 2004, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock for an aggregate purchase price not to exceed $40.0 million. We may repurchase shares under this program through March 2005 either in the open market or in privately negotiated transactions. We did not repurchase any shares of common stock during the first quarter of 2004.

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

Contractual Obligations and Commitments

Under certain agreements, we are required to make payments based on sales levels of certain products or if specific development milestones are achieved.

In April 2004, we acquired the Berchtold Medizin-Elektronik GmbH from Berchtold Holding Company for approximately $5.0 million in cash subject to a working capital adjustment. Berchtold Medizin-Elektronik, based in Tuttlingen, Germany, manufactures and markets the Elektrotom(R) line of electrosurgery generators and the Sonotom(R) ultrasonic surgical aspirator as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures including neurosurgery.

In May 2004, we acquired the surgical business from Schaerer Mayfield USA, Inc. for approximately $20.0 million in cash subject to a working capital adjustment. The products purchased include the Mayfield(R)Cranial Stabilization and Positioning Systems and the BUDDE(R) Halo Retractor System used in head surgery.


FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

|X|      the impact of acquisitions;
|X|      the timing of significant customer orders;
|X| market acceptance of our existing products, as well as products in development;
|X|      the timing of regulatory approvals;
|X| the timing of payments received and the recognition of those payments as revenue under collaborative arrangements and other alliances;
|X| changes in the rate of exchange between the U.S. dollar, the euro and the British pound;
|X| expenses incurred and business lost in connection with product field corrections or recalls;
|X|      our ability to manufacture our products efficiently; and
|X|      the timing of our research and development expenditures.

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, the introduction of a competitively priced onlay dural graft matrix could reduce the sales, or growth in sales, of our DuraGen(R) Dural Graft products. We expect that one or more other companies may introduce such a product in the near future.

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

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 18 businesses or product lines at a total cost of approximately $123 million.

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

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan may require that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we source all of our tendon from the United States. If we cannot secure and qualify a source of tendon from a country that has never had a case of BSE, we may not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan after September 2004. We do not currently sell our dural or skin repair products in Japan.

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

Our Competitive Position Depends, In Part, Upon Unpatented Trade Secrets Which We May Be Unable To Protect.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

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

Changes In The Health Care Industry May Require Us To Decrease The Selling Price For Our Products Or Reduce The Size Of The Market For Our Products, Either Of Which Could Have A Negative Impact On Our Financial Performance.

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

|X| major third-party payors of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
|X| Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
|X| numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
|X| there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
|X| we are party to contracts with group purchasing organizations that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
|X| there is economic pressure to contain health care costs in international markets;
|X| there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
|X| there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

Regulatory Oversight of the Medical Device Industry Might Affect The Manner in Which We May Sell Medical Devices

There are laws and regulations that regulate the means by which companies in the health care industry may market their products to health care professionals and may compete by discounting the prices of their products. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

|X| government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or
|X| government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

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

FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Factors that May Affect Our Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and those set forth under the heading "Factors That May Affect our Future Performance" in this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at March 31, 2004 would increase or decrease interest income by approximately $2.1 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At March 31, 2004, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2004, the net fair value of the interest rate swap approximated $563,000 and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

On February 27, 2004 we filed a Report on Form 8-K under items 7 and 12 regarding our earnings for the quarter and year ended December 31, 2003.

On March 3, 2004, we filed a Report on Form 8-K under item 12 regarding a conference call we held to discuss our earnings for the quarter and year ended December 31, 2003.

On March 8, 2004, we filed a Report on Form 8-K under item 5 regarding a board resolution authorizing the Company to repurchase up to an additional 1.5 million shares of its common stock for an aggregate purchase price not to exceed $40.0 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  May 7, 2004   /s/  Stuart M. Essig
                                   -------------------
                                   Stuart M. Essig
                                   President and Chief Executive Officer

         Date:  May 7, 2004    /s/ David B. Holtz
                                   -------------------
                                   David B. Holtz
                                   Senior Vice President, Finance and Treasurer

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

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Stuart M. Essig, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holdings Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date: May 7, 2004

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

EXHIBIT 31.2

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, David B. Holtz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Integra LifeSciences Holdings Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: May 7, 2004

                                             /s/ David B. Holtz

                                             ------------------------
                                             David B. Holtz
                                             Senior Vice President, Finance and
                                             Treasurer

Exhibit 32.1

Certification of Principal Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending March 31, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 7, 2004

                                            By:    /s/ Stuart M. Essig
                                                   -----------------------
                                                       Stuart M. Essig
                                                       Chief Executive Officer




Certification of Principal Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending March 31, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 7, 2004

                                      By:    /s/ David B. Holtz
                                         --------------------------------------
                                                 David B. Holtz
                                                 Sr. Vice President, Finance and
                                                 Treasurer