Form 10-Q
period 2004-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2004-08-09
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

    AS OF AUGUST 4, 2004 THE REGISTRANT HAD OUTSTANDING 28,768,934 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                           Page
                                                                                          Number

                                                                                     ----------------
PART I.           FINANCIAL INFORMATION
Item 1.   Financial Statements

Consolidated Statements of Operations for the three
  and six months ended June 30, 2004 and 2003 (Unaudited)                                     3

Consolidated Balance Sheets as of June 30, 2004
  and December 31, 2003 (Unaudited)                                                           4

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2004 and 2003 (Unaudited)                                                    5

Notes to Unaudited Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          15

Factors that may affect our future performance                                               26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         36

Item 4.   Controls & Procedures                                                              36


PART II.          OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                38

Item 6.   Exhibits and Reports on Form 8-K                                                   38


SIGNATURES                                                                                   40

Exhibits                                                                                     41




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 (In thousands, except per share amounts)

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                         ----------------------           --------------------
                                          2004             2003            2004          2003
                                          ----             ----            ----          ----

REVENUES
Product revenues .................      $56,436          $41,237        $107,872       $76,367
Other revenue ....................            5            1,499           1,013         3,149
                                        -------          -------         -------       -------
   Total revenues ................       56,441           42,736         108,885        79,516

COSTS AND EXPENSES

Cost of product revenues .........       21,665           17,090          41,666        30,793
Research and development .........        2,639            2,777           5,462         5,427
Selling and marketing ............       13,160            9,082          24,311        16,658
General and administrative .......        6,328            4,736          12,185         9,570
Amortization .....................        1,049              762           1,932         1,339
                                        -------          -------         -------       -------
   Total costs and expenses ......       44,841           34,447          85,556        63,787

Operating income .................       11,600            8,289          23,329        15,729

Interest income ..................          983              826           1,911         1,609
Interest expense .................         (823)          (1,024)         (1,694)       (1,031)
Other income (expense), net ......          135              451             118           800
                                        -------          -------         -------       -------
Income before income taxes .......       11,895            8,542          23,664        17,107

Income tax expense ...............        4,377            3,124           8,708         6,251
                                        -------          -------         -------       -------
Net income........................      $ 7,518          $ 5,418         $14,956       $10,856
                                        =======          =======         =======       =======

Basic net income per share .......      $  0.25          $  0.19         $  0.50       $  0.37

Diluted net income per share .....      $  0.24          $  0.18         $  0.48       $  0.36

Weighted average common shares outstanding:
      Basic ......................       29,854           28,484          29,779        28,961
      Diluted ....................       30,964           30,061          30,911        30,463











The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
In thousands, except per share amounts
                                                             June 30,     December 31,
                                                               2004            2003
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  42,540       $  78,979
  Short-term investments ..................................     25,841          29,567
  Accounts receivable, net of allowances of
    $2,193 and $2,025 .....................................     35,651          28,936
  Inventories .............................................     50,509          41,046
  Prepaid expenses and other current assets ...............      9,646           9,365
                                                             ---------       ---------
      Total current assets ................................    164,187         187,893

 Non-current investments ..................................    125,855          98,197
 Property, plant, and equipment, net ......................     22,540          20,072
 Deferred income taxes, net ...............................     17,879          21,369
 Identifiable intangible assets, net ......................     61,592          52,435
 Goodwill..................................................     37,843          26,683
 Other assets .............................................      5,504           5,877
                                                             ---------       ---------
Total assets ..............................................  $ 435,400       $ 412,526
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      6,630           7,947
  Income taxes payable ....................................      1,377             774
  Accrued expenses and other current liabilities ..........     15,177          11,897
                                                             ---------       ---------
      Total current liabilities ...........................     23,184          20,618

 Long-term debt ...........................................    118,336         119,257
 Other liabilities ........................................      5,608           4,121
                                                             ---------       ---------
Total liabilities .........................................    147,128         143,996

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares; 28,970 and 28,611 issued at June 30, 2004 and
    December 31, 2003, respectively .......................        290             286
  Additional paid-in capital ..............................    292,734         286,716
  Treasury stock, at cost; 219 shares at June
    30, 2004 and December 31, 2003 ........................     (5,236)         (5,236)
  Other ...................................................         (2)             (5)
  Accumulated other comprehensive income (loss):
     Unrealized gains (losses) on available-for-sale
        Securities, net of tax ............................     (1,192)             63
     Foreign currency translation adjustment ..............      4,976           5,400
     Minimum pension liability adjustment, net of tax .....       (792)         (1,232)
  Accumulated deficit .....................................     (2,506)        (17,462)
                                                             ---------       ---------
    Total stockholders' equity ............................    288,272         268,530
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 435,400       $ 412,526
                                                             =========       =========





The accompanying notes are an integral part of these consolidated financial statements



                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                        2004              2003
                                                                        ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $ 14,956          $ 10,856
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and intangible asset amortization ..................      4,032             3,223
Deferred income tax provision ...................................      6,750             5,027
Amortization of discount and premium on investments .............      1,203               756
Other, net ......................................................        391               (42)
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (2,997)             (749)
   Inventories ..................................................     (5,976)           (1,555)
   Prepaid expenses and other current assets ....................       (780)              968
   Non-current assets ...........................................        (24)              558
   Accounts payable, accrued expenses and other liabilities .....      3,320             4,046
                                                                    --------          --------
Net cash provided by operating activities .......................     20,875            23,088
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.     73,438            79,652
Purchases of available-for-sale investments .....................   (100,531)          (74,569)
Cash used in business acquisition, net of cash acquired .........    (28,953)          (42,155)
Purchases of property and equipment .............................     (4,813)           (1,449)
                                                                    --------          --------
Net cash used in investing activities ...........................    (60,859)          (38,521)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options and warrants ..............      3,502             7,076
Purchase of treasury stock ......................................         --           (35,325)
Proceeds from issuance of convertible notes, net ................         --           116,054
                                                                    --------          --------
Net cash provided by financing activities .......................      3,502            87,805
                                                                    --------          --------

Effect of exchange rate changes on cash .........................         43               198

Net increase (decrease) in cash and cash equivalents ............    (36,439)           72,570

Cash and cash equivalents at beginning of period ................     78,979            43,583
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 42,540          $116,153
                                                                    ========          ========









The accompanying notes are an integral part of these consolidated financial statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              BASIS OF PRESENTATION

General

In the opinion of management, the June 30, 2004 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The recognition and measurement provisions of Issue 03-01 are to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of Issue 03-01 to have a material impact on its financial position, cash flows or results of operations.

In March 2004, the EITF reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128". Issue 03-6 expanded the notion of participation rights in calculating earnings per share from previous practice. Issue 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends declared during the period, even if the company would not declare any dividends during the period due to economic or practical concerns or legal or contractual limitations on the company's ability to pay dividends.

Under Issue 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, will be considered for inclusion in the computation of basic earnings per share using the two-class method. The application of the two-class method may also have an impact on the diluted earnings per share calculation due to the need to consider each type of potential common shares in the proper sequence to arrive at maximum dilution.

Integra adopted the provisions of Issue 03-6 during the second quarter ended June 30, 2004. The transition provisions of Issue 03-6 require prior period earnings per share amounts to be restated to conform to the new standard, including the impact relating to securities that have been extinguished but were outstanding for a portion of some prior period that is presented for comparative purposes. Accordingly, in the future, Integra will restate its earnings per share calculations for the year ended December 31, 2001 to conform to the two-class method required by Issue 03-6 as it relates to the dividend participation rights included in the Series B and Series C Convertible Preferred Stock that were outstanding during that period. The adoption of Issue 03-6 will reduce previously reported basic earnings per share by $0.05 to $1.03 and diluted earnings per share by $0.02 to $0.92 in 2001. The adoption of Issue 03-6 will not change the previously reported basic or diluted earnings per share for any other year.

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

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                  2004          2003         2004          2003
                                                --------      --------     --------      --------
                                                      (in thousands, except per shareamounts)
Net income:
   As reported .................................   $ 7,518    $ 5,418      $14,956       $10,856
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects ................    (1,455)    (1,427)      (2,925)       (2,712)
                                                   --------   --------     --------      --------
   Pro forma ...................................   $ 6,063    $ 3,991      $12,031       $ 8,144

 Net income per share:
   Basic:
   As reported .................................   $  0.25    $  0.19      $ 0.50        $  0.37
   Pro forma ...................................   $  0.20    $  0.14      $ 0.40        $  0.28

   Diluted:
   As reported .................................   $  0.24   $   0.18      $ 0.48       $  0.36
   Pro forma ...................................   $  0.20   $   0.14      $ 0.39       $  0.27

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model.

On March 31, 2004, the FASB issued an Exposure Draft "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The Exposure Draft addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The Exposure Draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for fiscal years beginning after December 15, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

2.   BUSINESS ACQUISITIONS

In May 2004, the Company acquired the MAYFIELD(R) Cranial Stabilization and Positioning Systems and the BUDDE(R) Halo Retractor System business from Schaerer Mayfield USA, Inc. (formerly Ohio Medical Instrument Company) for $20.0 million in cash paid at closing and a $0.3 million working capital adjustment. The MAYFIELD and BUDDE lines include skull clamps, headrests, reusable and disposable skull pins, blades, retractor systems, and spinal implants. MAYFIELD systems are the market leader in the United States and have been used by neurosurgeons for over thirty years. The products are sold in the United States through the Integra NeuroSciences direct sales organization and through distributors in international markets.

The acquired business includes a facility located in Cincinnati, Ohio that manufactures, packages and distributes MAYFIELD and BUDDE stabilization products, as well as a broad line of related instruments and disposables used in many neurosurgical and spinal procedures. In addition, as part of the acquisition, Integra entered into a long-term license with SM USA, Inc., a wholly owned subsidiary of Schaerer Mayfield USA, Inc., for the use of the MAYFIELD name in connection with the acquired business.

In connection with this acquisition, the Company preliminarily recorded $8.2 million of goodwill and $8.0 million of intangible assets, consisting of a non-compete agreement, trade name, and technology, which are being amortized on a straight-line basis over lives ranging from 5 to 30 years. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in this acquisition (in thousands):

                           Current assets .......................  $  3,489
                           Property, plant and equipment ........     1,400
                           Intangible assets ....................     8,030
                           Goodwill .............................     8,191
                                                                   ---------
                           Total assets acquired ................    21,110

                           Current liabilities ..................       768
                           Net assets acquired ..................  $ 20,342

In May 2004, the Company acquired all of the capital stock of Berchtold Medizin-Elektronik GmbH, now named Integra ME, from Berchtold Holding GmbH for $5.0 million in cash, subject to a working capital adjustment. Integra ME manufactures and markets the ELEKTROTOM(R) line of electrosurgery generators and the SONOTOM(R) ultrasonic surgical aspirator, as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures, including neurosurgery. Integra ME markets and sells its products to hospitals and physicians primarily through a network of distributors.

The acquired business includes a facility located in Tuttlingen, Germany that manufactures, packages and distributes the ELEKTROTOM and SONOTOM products. This acquisition provided Integra with additional devices for the European and international markets and an existing infrastructure through which it can sell certain of its other products directly into Germany.

In connection with this acquisition, the Company preliminarily recorded $1.8 million of goodwill and $1.3 million of intangible assets, consisting primarily of trade name, technology, and customer relationships, which are being amortized on a straight-line basis over lives ranging from 3 to 10 years.

In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for approximately $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company markets these products through its JARIT sales organization. In connection with this acquisition, the Company recorded approximately $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 5 to 20 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those herein.

In January 2004, the Company acquired the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for approximately $1.6 million in cash. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery. The Company sells the Sparta products through a direct marketing organization and an existing distributor network. In connection with this acquisition, the Company recorded approximately $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over 5 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those herein.

The goodwill acquired in the MAYFIELD/BUDDE, R&B, and Sparta transactions is expected to be deductible for tax purposes.

In November 2003, the Company acquired all of the outstanding capital stock of Spinal Specialties, Inc. for $6.4 million in cash. Spinal Specialties markets its products primarily to anesthesiologists and interventional radiologists through an in-house telemarketing team and a network of distributors.

In August 2003, the Company acquired substantially all of the assets of Tissue Technologies, Inc. The Company paid $0.6 million in cash and is obligated to pay the seller up to an additional $1.5 million in contingent consideration based upon a multiple of the Company's sales of the UltraSoft(TM) product in the third year following the acquisition. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those herein.

In March 2003, the Company acquired all of the outstanding capital stock of J. Jamner Surgical Instruments, Inc. (doing business as JARIT(R) Surgical Instruments) ("JARIT") for $43.5 million in cash. In the United States, JARIT sells through a twenty-person sales management force that works with over 100 distributor sales representatives.

The results of operations of acquired businesses are included in the consolidated financial statements since the respective dates of acquisition.

The following unaudited pro forma financial information assumes that the Mayfield, Integra ME, Spinal Specialties and JARIT acquisitions had occurred as of the beginning of 2003 (in thousands, except per share data):

                                                            For the Six Months
                                                              Ended June 30,
                                                              2004       2003
                                                            -------    -------
       Total revenue .............................         $115,091    $96,061
       Net income ................................           15,669     12,262

       Net income per share:
          Basic ..................................          $  0.53    $  0.42
          Diluted.................................          $  0.51    $  0.40

3.  INVENTORIES

Inventories consisted of the following:

                                                       June 30,    December 31,
                                                         2004          2003
                                                         ----          ----
                                                            (in thousands)
   Raw materials..............................         $ 9,293       $ 9,738
   Work-in process............................           7,502         5,069
   Finished goods.............................          33,714        26,239
                                                       -------       -------
                                                       $50,509       $41,046
                                                       =======       =======

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2004, were as follows:

      Balance at December 31, 2003 .....................................     $ 26,683
      R&B acquisition ..................................................          413
      Sparta acquisition ...............................................        1,037
      Mayfield acquisition .............................................        8,191
      Integra ME acquisition ...........................................        1,844
      Foreign currency translation .....................................         (325)
                                                                             --------
      Balance at June 30, 2004 .........................................     $ 37,843
                                                                             ========

The components of the Company's identifiable intangible assets were as follows:

                                                  June 30, 2004           December 31, 2003
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                              (in thousands)
   Completed technology .......   14 years    $ 16,523    $ (3,807)     $ 15,062    $ (3,337)
   Customer relationships .....   20 years      17,302      (2,593)       16,755      (2,053)
   Trademarks/brand names .....   36 years      28,626      (1,395)       25,235      (1,017)
   Non-compete agreement ......    5 years       6,301        (527)          765        (265)
   All other ..................   11 years       2,233      (1,071)        2,909        (854)
                                              --------  ------------    --------  ------------
                                              $ 70,985    $ (9,393)     $ 59,961    $ (7,526)
   Accumulated amortization ...                 (9,393)                   (7,526)
                                              --------                  --------
                                              $ 61,592                  $ 52,435
                                              ========                  ========

Annual amortization expense is expected to approximate $4.3 million in 2004, $4.6 million in 2005, $4.6 million in 2006, $4.3 million in 2007, and $3.7 million in 2008. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.   COMPREHENSIVE INCOME

Comprehensive income was as follows:
                                                        Three Months Ended     Six Months Ended
                                                                June 30,           June 30,
                                                     ----------------------- --------------------
                                                        2004        2003        2004      2003
                                                      --------    --------    --------  --------
                                                                     (in thousands)
  Net income ........................................ $  7,518    $  5,418    $ 14,956  $ 10,856
  Foreign currency translation adjustment ...........     (245)      1,658        (424)    1,528
  Minimum pension liability adjustment, net of tax ..        8         --          440       --
  Unrealized gains (losses) on available-for-sale
     securities:
        Unrealized holding loss during the period,
           net of tax ...............................   (1,578)        (78)     (1,255)     (217)
        Less: reclassification adjustment for gains
           included in net income ...................      --         (279)        --       (500)
                                                      --------    --------    --------  --------
  Comprehensive income .............................. $  5,703     $ 6,719    $ 13,717  $ 11,667
                                                      ========    ========    ========  ========

6.   NET INCOME PER SHARE

Basic and diluted net income per share were as follows:
                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                         -------------------   ----------------
                                                           2004       2003      2004      2003
                                                          ------     ------    ------    ------
                                                      (In thousands, except (In thousands, except
                                                         per share amounts)   per share amounts)
Basic net income per share:
---------------------------
  Net income available to common stock .................  $ 7,518   $ 5,418    $14,956   $10,856

  Weighted average common shares outstanding ...........   29,854    28,484     29,779    28,961

  Basic net income per share ...........................  $  0.25   $  0.19    $  0.50   $  0.37


Diluted net income per share:
---------------------------
  Net income available to common stock .................  $ 7,518   $ 5,418    $14,956   $10,856

  Weighted average common shares outstanding - Basic ...   29,854    28,484     29,779    28,961
  Effect of dilutive securities - stock options and
     warrants ..........................................    1,110     1,577      1,132     1,502
                                                         --------   --------   --------  --------
  Weighted average common shares outstanding for
  diluted earnings per share ...........................   30,964    30,061     30,911    30,463

  Diluted net income per share ......................... $   0.24   $  0.18    $  0.48   $  0.36


Options and warrants outstanding at June 30, 2004 and 2003, respectively, to purchase 29,000 and 659,000 shares of common stock were excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2004 and 2003 because their exercise price exceeded the average market price of the Company's common stock during the period.

Notes payable outstanding at June 30, 2004 and 2003 that were convertible into
3.5 million shares of common stock were excluded from the computation of diluted net income per share for the three and six month periods ended June 30, 2004 and

2003, respectively, because the conditions required to convert the notes were not met. Holders have the right to convert their notes into shares of the Company's common stock at any time prior to their maturity, if any of the following conditions is met:
- the last sale price of the Company's common stock on the trading day prior to the conversion date was 110% or more of the conversion price on such trading day;
- the Company distributes to holders of its common stock certain rights entitling them to purchase common stock at less than the last sale price of our common stock on the day preceding the declaration for such distribution;
- the Company distributes to holders of its common stock assets, debt, securities or certain rights to purchase its securities, which distribution has a per share value exceeding 10% of the last sale price of the Company's common stock on the day preceding the declaration of such distribution; or
- the Company becomes a party to a consolidation, merger or sale of all or substantially all of its assets or a change in control occurs pursuant to which the Company's common stock would be converted into cash, stock or other property that is not common equity interests traded on a national securities exchange or quoted on the Nasdaq National Market;

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

Product revenues are segregated into the following categories:
                                                          Three Months Ended    Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------   ------------------
                                                           2004        2003      2004       2003
                                                          ------      ------    ------     ------
                                                                       (in thousands)
   Neuromonitoring products............................ $ 11,813   $ 10,552   $ 23,011   $ 21,084
   Operating room products.............................   19,412     12,833     37,744     25,421
   Instruments ........................................   19,006     12,358     35,049     18,605
   Private label products .............................    6,205      5,494     12,068     11,257
                                                        --------   --------   --------   --------
   Total product revenues ............................. $ 56,436   $ 41,237   $107,872   $ 76,367

Beginning in 2004, the Company has included the sales of INTEGRA(R) Dermal Regeneration Template in operating room product revenues. In the prior year period, these product sales were included in private label product revenues.

Certain of the Company's products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bilayer Matrix Wound Dressing, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 32% and 29% of product revenues in the six month periods ended June 30, 2004 and June 30, 2003, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Three months ended June 30, 2004 ... $ 44,979    $  7,561    $  2,069    $  1,827   $ 56,436
Three months ended June 30, 2003 ...   33,105       5,721       1,186       1,225     41,237

Six months ended June 30, 2004 ..... $ 85,366    $ 14,809    $  3,898    $  3,799   $107,872
Six months ended June 30, 2003 .....   60,367      10,722       2,644       2,634     76,367

8.   COMMITMENTS AND CONTINGENCIES

As consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to Integra, the Company has agreed to pay royalties on the sales of products that use the granted rights and licenses. Royalty payments under these agreements by the Company were not significant for any of the periods presented.

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

Merck KGaA and the Company each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed Integra's patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision.

The Trial Court has scheduled oral argument on damages on August 27, 2004. Integra has not recorded any gain in connection with this matter.

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

9.  SUBSEQUENT EVENT

In July 2004, Stuart M. Essig, the Company's President and Chief Executive Officer, renewed his employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, Mr. Essig received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to Mr. Essig upon a change of control, following his termination of employment or retirement after December 31, 2009, or later under certain circumstances. The Company expects to record an after-tax non-cash compensation charge of approximately $14.9 million in the third quarter of 2004 for the deferred payment related to the fully-vested contract stock unit grant.

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

We manufacture most of the operating room, monitoring and private label products that we sell in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also manufacture the ultrasonic surgical instruments that we sell, but we purchase most of our hand-held surgical instruments from specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 32% and 29% of product revenues in the six months ended June 30, 2004 and June 30, 2003, respectively.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that tend to support the view that our profitability can grow for a period of years. These measurements include revenue growth from products internally developed or acquired products, gross margins on products revenues, which we hope to increase to more than 65% over a period of several years, operating margins, which we hope to increase from the level we reported in 2003, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines, technologies, and companies. Recent acquisitions (as discussed in Note 2 to our unaudited consolidated financial statements), may make our financial results for the three and six month periods ended June 30, 2004 not directly comparable to those of the corresponding prior year period.

RESULTS OF OPERATIONS

Our revenues for the periods were as follows:

                                                           Three Months Ended   Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------   ------------------
(in thousands)                                             2004        2003      2004       2003
                                                          ------      ------    ------     ------

   Total Neuromonitoring product revenues .......        $11,813     $10,552   $23,011    $21,084
   Total Operating Room product revenues ........         19,412      12,833    37,744     25,421
   Total Instruments product revenues ...........         19,006      12,358    35,049     18,605
   Total Private Label product revenues .........          6,205       5,494    12,068     11,257
                                                          ------      ------    ------     ------
   Total product revenues .......................        $56,436     $41,237  $107,872    $76,367
   Other revenue ................................              5       1,499     1,013      3,149
                                                          ------      ------    ------     ------
   Total revenues ...............................        $56,441     $42,736  $108,885    $79,516

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

Total Revenues And Gross Margin On Product Revenues:

For the quarter ended June 30, 2004, total revenues were $56.4 million, an increase of $13.7 million, or 32%, over the quarter ended June 30, 2003. This increase was primarily attributable to an increase in product revenues of $15.2 million, or 37%, over the prior-year period. Other revenue decreased by $1.5 million primarily due to the termination of the ETHICON distribution and development agreement in December 2003. The increase in product revenues generated by our selling the INTEGRA(R) Dermal Regeneration product directly to end customers has more than offset this decrease.

Revenues from product lines acquired since the second quarter of 2003 accounted for $4.2 million of the $13.7 million increase in total revenues over the prior year period. Changes in foreign currency exchange rates contributed $515,000 to the increase in total revenues. Domestic product revenues increased $11.9 million in the second quarter of 2004 to $45.0 million, or 80% of product revenues, the same percentage reported for the second quarter ended June 30, 2003.

Revenues from our monitoring product lines increased $1.3 million, or 12%, over the prior-year period, primarily as a result of increased sales of our intracranial monitoring products and drainage systems. Our operating room product line revenues increased over the prior-year period by $6.6 million, or 51%. This increase is largely the result of growth in sales of our DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products and the inclusion of INTEGRA(R) Dermal Regeneration Template sales in the operating room category. Prior to resuming the direct sale and marketing of the INTEGRA product on January 1, 2004, we reported sales of the INTEGRA product to ETHICON, Inc. in the private label category.

Revenues from our instrument product lines increased by $6.6 million, or 54%, over the prior-year period and included $4.2 million of revenues from product lines acquired since the second quarter of 2003. The remaining $2.4 million increase was led by growth in the JARIT surgical instrument line. We also experienced growth over the prior year period in each of our existing instrument product lines. Our private label product revenue increased by $711,000, or 13%, over the prior year period as increased revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product offset the removal of INTEGRA Dermal Regeneration Template revenues from this category. Although sales of certain private label products vary highly from quarter to quarter depending on the timing and size of orders placed by our marketing partners, we do not believe that the variability is as significant on an annual basis.

We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales forces, the continued implementation of our direct sales strategy in Europe, enhancements to existing products, and internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products.

Our gross margin on product revenues was 62% in the quarter ended June 30, 2004, as compared to 59% in the prior-year period. The current quarter's gross margin benefited from strong sales growth of our higher margin products during the quarter, the resumption of direct sales of INTEGRA Dermal Regeneration Template, and the decrease in fair value purchase accounting adjustments for acquired inventory. Our reported gross margins for the second quarter of 2004 and 2003 included $70,000 and $514,000, respectively, of fair value purchase accounting adjustments for acquired inventory sold during the quarter.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of product revenues:

                                                           Three Months Ended
                                                                June 30,
 (in thousands)                                            2004        2003
                                                          ------      ------
Research and development ...............................     5 %         7 %
Selling and marketing ..................................    23 %        22 %
General and administrative .............................    11 %        11 %

Total other operating expenses, which exclude cost of product revenue but include amortization, increased 34% to $23.2 million in the second quarter of 2004, compared to $17.4 million in the second quarter of 2003.

Research and development expenses decreased $138,000 to $2.6 million in the second quarter of 2004. Increased clinical studies and new product development activities in neurosurgical and plastic and reconstructive applications largely offset the savings that resulted from the closing of our San Diego research center in the fourth quarter of 2003.

The continuing decline in research and development expenses as a percentage of product revenues in recent quarters is partially related to the significant increase in hand-held instrument product revenues as a proportion of our total revenues. By their nature, our hand-held instrument product lines require less research and development and depend more on sales and marketing efforts to support growth.

We are obligated to pay $1.5 million to the sellers of the Novus Monitoring Limited assets upon their achievement of a product development milestone. If such payment is made, we estimate that approximately $1.0 million will be recorded as an in-process research and development charge.

Sales and marketing expenses increased 45% over the prior-year period to $13.2 million as a result of the continued expansion of our domestic direct sales and marketing organizations, increased spending to support our plastic and reconstructive surgery product lines, and the recently acquired MAYFIELD, BUDDE, ELEKTROTOM and SONOTOM product lines. Sales and marketing expenses were 23% and 22% of product revenues in the three months ended June 30, 2004 and June 30, 2003, respectively.

General and administrative expenses increased $1.6 million to $6.3 million in the second quarter of 2004, largely as a result of increased professional fees related to Sarbanes-Oxley internal control initiatives, the implementation of our new global enterprise resource management system, and our litigation with Merck KGaA. General and administrative expenses were 11% of product revenues in the three months ended June 30, 2004 and June 30, 2003. We expect general and administrative expenses as a percentage of product revenues to remain consistent with these levels through the remainder of 2004 and into 2005.

Amortization expense increased $287,000 to $1.0 million in the second quarter of 2004 as a result of amortization of intangible assets from recent acquisitions.

In the second half of 2004, we expect to incur approximately $1.5 million of operating charges related to the MAYFIELD acquisition, including inventory fair value purchase accounting costs, facilities consolidation expenses, and distributor termination payments, and our planned relocation of our National Distribution Center from Plainsboro, New Jersey to Reno, Nevada in the fourth quarter. Additionally, in July 2004, Stuart M. Essig, our President and Chief Executive Officer, renewed his employment agreement with Integra to extend the term of his employment through December 31, 2009. In connection with the renewal of the agreement, Mr. Essig received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to Mr. Essig following his termination of employment or retirement, but not before December 31, 2009, or later under certain circumstances, or upon a change of control. In the third quarter of 2004, we expect to record an after-tax non-cash compensation operating charge of approximately $14.9 million for the deferred payment related to the fully-vested contract stock unit grant.

Non-Operating Income And Expenses

In the second quarter of 2004, we recorded $823,000 in net interest expense associated with the $120 million of contingent convertible subordinated notes we issued in 2003 and a related interest rate swap agreement. The $201,000 decrease as compared to the second quarter of 2003 reflects the benefits we received from an interest rate swap executed in August 2003.

Our reported interest expense includes $205,000 of non-cash amortization of debt issuance costs. Debt issuance costs totaled $4.1 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our convertible notes under certain conditions. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the second quarter of 2004 and 2003, the change in the estimated fair value of the Contingent Interest obligation was not significant.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Included in interest expense for the three months ended June 30, 2004 is a $216,000 reduction in interest expense associated with the interest rate swap.

The net fair value of the interest rate swap at March 31, 2004 was $563,000. At June 30, 2004, the net fair value of the interest rate swap increased $1.4 million to $2.0 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the second quarter of 2004, we recorded a $1.4 million net decrease in the carrying value of our convertible notes. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and is recorded in other income.

Our net other income/expense decreased by $316,000 from $451,000 of income in the second quarter of 2003 to $135,000 of income in the second quarter of 2004. In the second quarter of 2003, we recorded $279,000 of gains realized on the sale of marketable securities.

Income tax expense was approximately 36.8% and 36.6% of income before income taxes for the second quarters of 2004 and 2003, respectively. Included in income tax expense for the second quarters of 2004 and 2003 was a deferred income tax provision of $3.6 million and $2.4 million, respectively. The increase in the effective income tax rate in 2004 resulted primarily from a change in the geographic mix of projected taxable income for 2004.

For the second quarter of 2004, we reported net income of $7.5 million, or $0.24 per diluted share, as compared to net income of $5.4 million, or $0.18 diluted per share, for the prior year quarter.

In periods when the holders of our contingent convertible notes are permitted to exercise their conversion rights, the "if-converted" method will be used to determine the dilutive effect on earnings per share of the notes, which are convertible into approximately 3.5 million shares of common stock.

At its July 1, 2004 meeting, the FASB Emerging Issue Task Force (EITF) reached a tentative consensus on Issue 04-08 that would require issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 would be applied retroactively, with no grandfathering provision for existing contingent convertible securities.

The FASB has published a draft abstract of Issue 04-08 and the EITF will review comments on this proposal at its September 2004 meeting. If the tentative consensus reached in Issue 04-08 is ratified by the FASB, we expect that it would reduce our previously reported diluted earnings per share results by $0.01 for both the six months ended June 30, 2004 and the year ended December 31, 2003. Issue 04-08 is also expected to have a dilutive effect on our future earnings per share estimates.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004, total revenues increased by $29.4 million, or 37%, over the six months ended June 30, 2003 to $108.9 million. Product revenues increased by $31.5 million, or 41%, over the prior year period. Other revenue decreased by $2.1 million primarily due to the termination of the ETHICON distribution and development agreement in December 2003.

Revenues from products acquired since the beginning of 2003 accounted for $14.4 million of the $29.4 million increase in total revenues over the prior year period. Changes in foreign currency exchange rates contributed $1.5 million to the increase in total revenues. Domestic product revenues increased $25.0 million during 2004 to $85.4 million, or 79% of product revenues, the same percentage reported for the six months ended June 30, 2003.

Revenues from our monitoring product lines increased $1.9 million, or 9%, over the prior-year period primarily as a result of increased sales of our intracranial monitoring products and drainage systems. Our operating room product line revenues increased over the prior year period by $12.3 million, or 48%. This increase is largely the result of growth in sales of our DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products and the inclusion of INTEGRA(R) Dermal Regeneration Template sales in the operating room category.

Revenues from our instrument product lines increased by $16.4 million, or 88%, over the prior-year period. This increase resulted from the impact of recently acquired product lines and strong sales growth in each of our existing instrument product lines. Our private label product revenue increased by $811,000, or 7%, over the prior-year period, as increased revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product offset the removal of INTEGRA Dermal Regeneration Template revenues from this category.

Our gross margin on product revenues for the six months ended June 30, 2004 was 61%, as compared to 60% for the prior-year period. The benefit of strong growth in sales of our higher margin products, the resumption of direct sales of INTEGRA Dermal Regeneration Template in 2004, and a reduction in fair value purchase accounting adjustments more than offset the impact of the lower margins associated with recently acquired instrument product lines. Our reported gross margins for the six months ended June 30, 2004 and June 30, 2003 included $70,000 and $860,000, respectively, of fair value purchase accounting adjustments for acquired inventory sold during the periods.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of product revenues:

                                                         Six Months Ended
                                                              June 30,
 (in thousands)                                          2004        2003
                                                        ------      ------
Research and development ...............................     5 %         7 %
Selling and marketing ..................................    23 %        22 %
General and administrative .............................    11 %        13 %

Total other operating expenses, which exclude cost of product revenue but include amortization, increased 33% to $43.9 million in the six months ended June 30, 2004, compared to $33.0 million in the prior-year period.

Research and development expenses increased $35,000 to $5.5 million in the six months ended June 30, 2004. Increased clinical studies and new product development activities in neurosurgical and plastic and reconstructive applications offset the savings that resulted from closing our San Diego research center. Research and development expenses on products other than our traditional hand-held instruments was 7% of product revenues in 2004, as compared to 9% in the prior year period.

Sales and marketing expenses increased 46% over the prior year period to $24.3 million as a result of the continued expansion of our domestic direct sales and marketing organizations, increased spending to support our plastic and reconstructive surgery product lines, and sales and marketing expenses of recently acquired businesses. Sales and marketing expenses were 23% and 22% of product revenues in the six months ended June 30, 2004 and June 30, 2003, respectively.

General and administrative expenses increased $2.6 million to $12.2 million in the six months ended June 30, 2004, largely as a result of increased professional fees related to Sarbanes-Oxley internal control initiatives, the implementation of our new global enterprise resource management system, and our litigation with Merck KGaA.

Amortization expense increased $593,000 to $1.9 million in 2004 as a result of amortization of intangible assets from recent acquisitions.

Non-Operating Income and Expenses

We recorded net interest income of $217,000 in the six months ended June 30, 2004, as compared to net interest income of $578,000 in the prior-year period. This decrease resulted from the six months of interest expense recorded in 2004 associated with the $120 million of contingent convertible subordinated notes we issued in March and April of 2003, offset by the benefits we received from the interest rate swap.

Our reported interest expense in 2004 and 2003, respectively, includes $410,000 and $215,000 of non-cash amortization of debt issuance costs. The change in the estimated fair value of the Contingent Interest obligation increased interest expense by $163,000 and $44,000 in 2004 and 2003, respectively. Included in interest expense for the six months ended June 30, 2004 is a $426,000 reduction in interest expense associated with the interest rate swap.

The net fair value of the interest rate swap at December 31, 2003 was $1.1 million. At June 30, 2004, the net fair value of the interest rate swap increased $882,000 to $2.0 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the six months ended June 30, 2004, we recorded a $957,000 net decrease in the carrying value of our convertible notes. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our net other income/expense decreased by $682,000 from $800,000 of income in 2003 to $118,000 of income in 2004. In 2003, we recorded $500,000 of gains realized on the sale of marketable securities.

Income tax expense was approximately 36.8% and 36.5% of income before income taxes for 2004 and 2003, respectively. Included in income tax expense in 2004 and 2003 was a deferred income tax provision of $6.8 million and $5.0 million, respectively. The increase in the effective income tax rate in 2004 resulted primarily from a change in the geographic mix of projected taxable income for 2004.

For the six months ended June 30, we reported net income of $15.0 million, or $0.48 per diluted share, as compared to net income of $10.9 million, or $0.36 diluted per share, for the prior year period.

International Product Revenues and Operations

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to foreign currency denominated revenues or expenses.

In the six-month period ended June 30, 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Product revenues:
Three months ended June 30, 2004 ... $ 44,979    $  7,561    $  2,069    $  1,827   $ 56,436
Three months ended June 30, 2003 ...   33,105       5,721       1,186       1,225     41,237

Six months ended June 30, 2004 ..... $ 85,366    $ 14,809    $  3,898    $  3,799   $107,872
Six months ended June 30, 2003 .....   60,367      10,722       2,644       2,634     76,367

In the six months ending June 30, 2004, product revenues from customers outside the United States totaled $22.5 million, or 21% of consolidated product revenues, of which approximately 66% were to European customers. Of this amount, $16.5 million was generated in foreign currencies.

In the six months ending June 30, 2003, product revenues from customers outside the United States totaled $16.0 million, or 21% of consolidated product revenue, of which approximately 67% were to European customers. Of this amount, $8.3 million was generated in foreign currencies by our subsidiaries in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2004, we had cash, cash equivalents and current and non-current investments totaling approximately $194.3 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities. We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the short term. However, given the significant level of liquid assets and our objective to grow by acquisitions and alliances, our financial position and future financial results could change significantly if we were to use a significant portion of our liquid assets.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We generated positive operating cash flows of $32.0 million in 2002, $34.8 million in 2003, and $20.9 million in the six months ending June 30, 2004. Operating cash flows for the six months ending June 30, 2003, were $23.1 million. Operating cash flows for the six months ended June 30, 2004 declined as compared to the prior year because of additional investments in inventory to support our growth in product revenues and higher accounts receivable balances related to increased sales.

Our principal uses of funds during the six month period ended June 30, 2004 were $28.9 million for acquisition consideration, $27.1 million for purchases of investments, net of maturities and sales, and $4.8 million for purchases of property and equipment. In 2004, we have increased cash outlays for capital expenditures as compared to 2003, primarily because of an estimated $4 million of expenditures associated with planned information system upgrades. In addition to the $20.9 million in operating cash flows, we received $3.5 million from the issuance of common stock through the exercise of stock options during the period.

Working Capital

At June 30, 2004 and December 31, 2003, working capital was $141.0 million and $167.3 million, respectively. The decrease in working capital was primarily due to cash invested in marketable debt securities during the period, offset by additional investments in inventory to support our growth in product revenues and higher accounts receivable balances related to increased sales.

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

Share Repurchase Plans

In March 2004, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock for an aggregate purchase price not to exceed $40.0 million. We may repurchase shares under this program through March 2005 either in the open market or in privately negotiated transactions. We did not repurchase any shares of common stock during the first six months of 2004 under this program or under the previous program which expired in February 2004.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term. In 2004, we have increased cash outlays for capital expenditures as compared to 2003, primarily because of an estimated $4 million of expenditures associated with planned information system upgrades.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The recognition and measurement provisions of Issue 03-01 are to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of Issue 03-01 to have a material impact on its financial position, cash flows or results of operations.

In March 2004, the EITF reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128". Issue 03-6 expanded the notion of participation rights in calculating earnings per share from previous practice. Issue 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends declared during the period, even if the company would not declare any dividends during the period due to economic or practical concerns or legal or contractual limitations on it's the company's ability to pay dividends.

Under Issue 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, will be considered for inclusion in the computation of basic earnings per share using the two-class method. The application of the two-class method may also have an impact on the diluted earnings per share calculation due to the need to consider each type of potential common shares in the proper sequence to arrive at maximum dilution.

Integra adopted the provisions of Issue 03-6 during the second quarter ended June 30, 2004. The transition provisions of Issue 03-6 require prior period earnings per share amounts to be restated to conform to the new standard, including the impact relating to securities that have been extinguished but were outstanding for a portion of some prior period that is presented for comparative purposes. Accordingly, in the future, Integra will restate its earnings per share calculations for the year ended December 31, 2001 to conform to the two-class method required by Issue 03-6 as it relates to the dividend participation rights included in the Series B and Series C Convertible Preferred Stock that were outstanding during that period. The adoption of Issue 03-6 will reduce previously reported basic earnings per share by $0.05 to $1.03 and diluted earnings per share by $0.02 to $0.92 in 2001. The adoption of Issue 03-6 will not change the previously reported basic or diluted earnings per share for any other year.

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

Non-Cash Compensation Charges May Affect Our Future Earnings

On March 31, 2004, the FASB issued an Exposure Draft "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The Exposure Draft addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The Exposure Draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for fiscal years beginning after December 15, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method, as disclosed in Note 1 to the unaudited consolidated financial statements in our calculation of pro forma net income as required by FASB 123, may not be indicative of results from valuation methodologies ultimately adopted in the final rules.



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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, we believe that two or more of our large competitors are in the process of introducing an onlay dural graft matrix. The introduction of such products could reduce the sales, growth in sales, and the profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM), and Endura(TM) product lines, which are among our largest and fastest growing products.

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

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 19 businesses or product lines at a total cost of approximately $160 million.

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

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, and civil and criminal penalties.

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft Matrix products, the NeuraGen(TM) Nerve Guide, and the INTEGRA(R) Dermal Regeneration Template, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Recent cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

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

The European Union has recently announced that new medical devices containing tissues of animal origin will have to conform to new requirements, and existing medical devices containing animal tissue must be re-assessed between April 1, 2004 and September 30, 2004. We have submitted all documents required for a re-assessment of our products within the schedule required by the European Union. If the required documentation is not approved by September 30, 2004, existing EC Certificates will become invalid.

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan may require that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase all of our tendon from the United States. We expect to manufacture some of our products from tendon purchased from New Zealand, a country which has never had a case of BSE. If we cannot secure and qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan after September 2004. We do not currently sell our dural or skin repair products in Japan.

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

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover certain aspects of many of our product lines. However, you should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:
- our collagen-based products, such as INTEGRA(R) Dermal Regeneration Template, DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products, and our Absorbable Collagen Sponges;
- our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and
- products which use many different electronic parts from numerous suppliers, such as our Camino(R) and Ventrix(R)lines of intracranial pressure monitors and catheters.

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

If Any Of Our Manufacturing Facilities Were Damaged And/Or Our Manufacturing Or Business Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Seriously Harmed.

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

In addition, we are implementing an enterprise resource system for use in all of our facilities. This system will replace several systems on which we now rely. We are also planning to outsource our product distribution function. A delay or other problem in our implementation schedule for either of these initiatives could have a material adverse effect on our operations.

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

In 2003 and early 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

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

In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model "code of conduct" that sets forth standards by which its members should abide in the promotion of their products. In addition, we have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, we believe that the sales and marketing practices of our industry will be subject to increased scrutiny from government agencies.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at June 30, 2004 would increase or decrease interest income by approximately $1.9 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At June 30, 2004, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At June 30, 2004, the net fair value of the interest rate swap approximated $2.0 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

During the second quarter of 2004, the Company's management notified the Company's Audit Committee and PricewaterhouseCoopers, LLP, the Company's independent auditors, that they had identified a significant deficiency regarding the Company's internal controls over financial reporting. The significant deficiency, which was not considered a material weakness, related to the internal controls associated with cut-off for inter-plant inventory transfers between two specific Company locations. The internal controls did not adequately ensure that inventory received at one of the Company's distribution facilities was relieved from an in-transit inventory account on a timely basis when the items were entered into the detailed inventory subsidiary ledger and recorded in an on-hand inventory account. The Company modified the internal control procedures for these inter-plant transfers and has added an additional layer of review to the cut-off procedures. The Company believes that these actions adequately address the significant deficiency.

No other changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 17, 2004 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 23,284,456 shares of the Company's common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:

1. Election of directors to serve until the 2005 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

        Nominee                     For              Withheld
        -----------------           ----------       ----------
        David C. Auth               22,119,627       1,164,829
        Keith Bradley               22,119,627       1,164,829
        Richard E. Caruso           18,847,589       4,436,867
        Stuart M. Essig             22,119,627       1,164,829
        Neal Moszkowski             22,119,627       1,164,829
        James M. Sullivan           22,119,627       1,164,829

2. Approval of Amendment to the Company's 1998 Employee Stock Purchase Plan. The Amendment to the Company's 1998 Employee Stock Purchase Plan was approved. The tabulation of votes was as follows:

           For              Against         Abstentions
        ----------         ---------        -----------
        22,149,793         1,119,383        15,280

3. Ratification of independent auditors. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year was ratified. The tabulation of votes was as follows:

           For              Against          Abstentions
        ----------         ---------         -----------
        23,161,243         116,414             6,799



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

On April 27, 2004 we filed a Report on Form 8-K under items 7 and 12 regarding our earnings for the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  August 9, 2004  /s/  Stuart M. Essig
                                     -------------------
                                     Stuart M. Essig
                                     President and Chief Executive Officer

         Date:  August 9, 2004   /s/ David B. Holtz
                                     -------------------
                                     David B. Holtz
                                     Senior Vice President,
                                     Finance and Treasurer

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


Date: August 9, 2004

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

Date: August 9, 2004

                                               /s/ David B. Holtz

                                               ------------------------
                                                David B. Holtz
                                                Senior Vice President,
                                                Finance and Treasurer

Exhibit 32.1

Certification of Principal Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending June 30, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2004

                                     By:    /s/ Stuart M. Essig
                                            -----------------------
                                                Stuart M. Essig
                                                Chief Executive Officer




Certification of Principal Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending June 30, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 9, 2004

                                        By:    /s/ David B. Holtz
                                               --------------------------
                                                  David B. Holtz
                                                  Sr. Vice President,
                                                  Finance and Treasurer