Form 10-Q
period 2004-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2004-11-09
CIK 917520

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                               /X/ - YES / / - NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER /X/YES//NO

  AS OF NOVEMBER 2, 2004 THE REGISTRANT HAD OUTSTANDING 28,838,946 SHARES OF
                          COMMON STOCK, $.01 PAR VALUE.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                Page Number
                                                               ----------------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Statements of Operations for the three
  and nine months ended September 30, 2004 and 2003 (Unaudited)           3

Consolidated Balance Sheets as of September 30, 2004
  and December 31, 2003 (Unaudited)                                       4

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2004 and 2003 (Unaudited)                           5

Notes to Unaudited Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      16

Factors that may affect our future performance                           27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     37

Item 4.   Controls & Procedures                                          37


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                              39

Item 2.   Changes in Securities, Use of Proceeds,
                   and Issuer Purchases of Equity Securities             40

Item 6.   Exhibits                                                       40


SIGNATURES                                                               41

Exhibits                                                                 42


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 (In thousands, except per share amounts)


                                     Three Months Ended Sept.30,      Nine Months Ended Sept.30,
                                     --------------------------       -------------------------
                                          2004             2003            2004          2003
                                          ----             ----            ----          ----

REVENUES
Product revenues .................      $58,857          $43,467        $166,728      $119,834
Other revenue ....................          273            3,591           1,286         6,740
                                        -------          -------         -------       -------
   Total revenues ................       59,130           47,058         168,014       126,574

COSTS AND EXPENSES

Cost of product revenues .........       22,412           18,870          64,078        49,663
Research and development .........        5,103            2,616          10,565         8,043
Selling and marketing ............       12,488           10,090          36,799        26,748
General and administrative .......       30,112            3,787          42,297        13,357
Amortization .....................        1,195              773           3,127         2,112
                                        -------          -------         -------       -------
   Total costs and expenses ......       71,310           36,136         156,866        99,923

Operating income (loss) ..........      (12,180)          10,922          11,148        26,651

Interest income ..................        1,027              734           2,938         2,343
Interest expense .................         (784)            (922)         (2,478)       (1,953)
Other income, net ................          306              309             424         1,109
                                        -------          -------         -------       -------
Income (loss) before
   income taxes ..................      (11,631)          11,043          12,032        28,150

Income tax expense (benefit)......       (4,034)           4,210           4,674        10,461
                                        -------          -------         -------       -------
Net income (loss).................      $(7,597)         $ 6,833         $ 7,358       $17,689
                                        =======          =======         =======       =======

Basic net income (loss) per share.      $ (0.25)         $  0.24         $  0.25       $  0.61

Diluted net income(loss) per share      $ (0.25)         $  0.23         $  0.24       $  0.58

   Weighted average shares
   outstanding:
      Basic ......................       30,326           28,981          29,961        28,968
      Diluted ....................       30,326           30,286          31,026        30,404




The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

In thousands, except per share amounts
                                                           September 30,    December 31,
                                                               2004            2003
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  34,912       $  78,979
  Short-term investments ..................................     38,479          29,567
  Accounts receivable, net of allowances of
    $2,154 and $2,025 .....................................     38,028          28,936
  Inventories .............................................     52,400          41,046
  Prepaid expenses and other current assets ...............     10,241           9,365
                                                             ---------       ---------
      Total current assets ................................    174,060         187,893

 Non-current investments ..................................    117,607          98,197
 Property, plant, and equipment, net ......................     22,433          20,072
 Deferred income taxes, net ...............................     21,801          21,369
 Identifiable intangible assets, net ......................     60,402          52,435
 Goodwill..................................................     38,309          26,683
 Other assets .............................................      5,575           5,877
                                                             ---------       ---------
Total assets ..............................................  $ 440,187       $ 412,526
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      8,332           7,947
  Income taxes payable ....................................      1,434             774
  Accrued expenses and other current liabilities ..........     14,000          11,897
                                                             ---------       ---------
      Total current liabilities ...........................     23,766          20,618

 Long-term debt ...........................................    119,220         119,257
 Other liabilities ........................................      4,566           4,121
                                                             ---------       ---------
Total liabilities .........................................    147,552         143,996

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    29,054 and 28,611 issued at September 30, 2004 and
    December 31, 2003, respectively .......................        290             286
  Additional paid-in capital ..............................    317,717         286,716
  Treasury stock, at cost; 718 and 219 shares at September
    30, 2004 and December 31, 2003 ........................    (19,474)         (5,236)
  Other ...................................................        -0-              (5)
  Accumulated other comprehensive income (loss):
     Unrealized gains (losses) on available-for-sale
        securities, net of tax ............................       (514)             63
     Foreign currency translation adjustment ..............      5,508           5,400
     Minimum pension liability adjustment, net of tax .....       (788)         (1,232)
  Accumulated deficit .....................................    (10,104)        (17,462)
                                                             ---------       ---------
    Total stockholders' equity ............................    292,635         268,530
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 440,187       $ 412,526
                                                             =========       =========





The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Nine Months Ended Sept 30,
                                                                    ---------------------------
                                                                        2004              2003
                                                                        ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $  7,358          $ 17,689
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and intangible asset amortization ..................      6,486             4,932
Deferred income tax provision ...................................      3,379             8,240
Amortization of discount and premium on investments .............      1,854             1,344
Share-based compensation ........................................     23,535                --
Other, net ......................................................        440                16
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (5,209)           (3,900)
   Inventories ..................................................     (7,694)           (1,009)
   Prepaid expenses and other current assets ....................       (386)             (234)
   Non-current assets ...........................................       (326)           (1,051)
   Accounts payable, accrued expenses and other liabilities .....      2,546             5,134
                                                                    --------          --------
Net cash provided by operating activities .......................     31,983            31,161
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.     85,035           109,877
Purchases of available-for-sale investments .....................   (116,170)         (144,952)
Cash used in business acquisition, net of cash acquired .........    (29,244)          (42,688)
Purchases of property and equipment .............................     (5,697)           (2,366)
                                                                    --------          --------
Net cash used in investing activities ...........................    (66,076)          (80,129)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from stock issued through employee benefit plans........      4,194             8,556
Purchase of treasury stock ......................................    (14,238)          (35,403)
Proceeds from issuance of convertible notes, net ................         --           115,963
                                                                    --------          --------
Net cash (used in) provided by financing activities .............    (10,044)           89,116
                                                                    --------          --------

Effect of exchange rate changes on cash .........................         70               220

Net increase (decrease) in cash and cash equivalents ............    (44,067)           40,368

Cash and cash equivalents at beginning of period ................     78,979            43,583
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 34,912           $83,951
                                                                    ========          ========

Non-cash investing and financing activities:
         Business acquisition costs accrued in liabilities ......         --              982
         Accrued debt issuance costs ............................         --              269








The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

In the opinion of management, the September 30, 2004 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Accounting Policies

Product revenues include both product sales and royalties earned on sales by distribution partners of the Company's products or of products incorporating one or more of the Company's products. Product sales are recognized when delivery has occurred and title has passed to the customer, there is a fixed or determinable sales price, and collectability of that sales price is reasonably assured. Product royalties are recognized as the royalty products are sold by our customers and the amount earned by Integra is fixed and determinable.

Other revenues include research grants, fees received under research, licensing, and distribution arrangements, and technology-related royalties. Research grant revenue is recognized when the related expenses are incurred. Non-refundable fees received under research, licensing and distribution arrangements or for the licensing of technology are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using the proportional performance method of accounting based upon the estimated cost to complete these obligations.

Recently Issued Accounting Standards

In October 2004, the Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that would require issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 are effective for all periods ending after December 15, 2004 and will be applied retroactively and will require restatement of prior period diluted earnings per share, subject to certain transition provisions. The Company expects that the adoption of Issue 04-08 in the fourth quarter of 2004 will reduce its previously reported diluted earnings per share results for the year ended December 31, 2003 by $0.02. The adoption of Issue 04-08 would not have affected reported diluted earnings per share results for the nine months ended September 30, 2004 because the use of the "if-converted" method would have been anti-dilutive for that period. The adoption of Issue 04-08 is expected to have a dilutive effect on the Company's future earnings per share results.

In March 2004, the EITF reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not expect that the adoption of Issue 03-01 will have a material impact on its financial position, cash flows or results of operations.

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

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
(loss) per share would have been as follows:

                                            Three Months Ended Sept 30,  Nine Months Ended Sept 30
                                                    2004        2003         2004          2003
                                                  --------    --------     -------        ------
                                                     (in thousands, except per share amounts)
Net income (loss):
   As reported .................................   $(7,597)   $ 6,833      $ 7,358       $17,689
   Add back: Total stock-based employee
             compensation expense determined
             under the intrinsic value-based
             method for all awards, net
             of related tax effects ............    15,372        --        15,372           --
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects ................   (16,991)    (1,520)     (19,899)       (4,164)
                                                   -------    -------      -------       -------
   Pro forma ...................................   $(9,216)   $ 5,313      $ 2,831       $13,525

 Net income (loss) per share:
   Basic:
   As reported .................................   $ (0.25)    $  0.24      $ 0.25       $  0.61
   Pro forma ...................................   $ (0.30)    $  0.18      $ 0.09       $  0.47

   Diluted:
   As reported .................................   $ (0.25)   $   0.23      $ 0.24       $  0.58
   Pro forma ...................................   $ (0.30)   $   0.18      $ 0.09       $  0.45

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense was calculated based on the fair value of each option grant using the Black-Scholes model.

On March 31, 2004, the FASB issued an Exposure Draft "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The Exposure Draft addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The Exposure Draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. At its October 2004 meeting, the FASB decided to defer the effective date of this proposed new accounting standard from fiscal years beginning after December 31, 2004 to interim and annual periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules for future option grants.

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

In connection with this acquisition, the Company recorded $8.2 million of goodwill and $8.0 million of intangible assets, consisting of a non-compete agreement, trade name, and technology, which are being amortized on a straight-line basis over lives ranging from 5 to 30 years. The following table summarizes the fair value of the assets acquired and liabilities assumed in this acquisition (in thousands):

                           Current assets .......................  $  3,489
                           Property, plant and equipment ........     1,400
                           Intangible assets ....................     8,030
                           Goodwill .............................     8,191
                                                                   --------
                           Total assets acquired ................    21,110

                           Current liabilities ..................       768
                           Net assets acquired ..................  $ 20,342

In May 2004, the Company acquired all of the capital stock of Berchtold Medizin-Elektronik GmbH, now named Integra ME, from Berchtold Holding GmbH for $5.0 million in cash. Integra ME manufactures and markets the ELEKTROTOM(R) line of electrosurgery generators and the SONOTOM(R) ultrasonic surgical aspirator, as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures, including neurosurgery. Integra ME markets and sells its products to hospitals and physicians primarily through a network of distributors.

The acquired business includes a facility located in Tuttlingen, Germany that manufactures, packages and distributes the ELEKTROTOM and SONOTOM products. This acquisition provided Integra with additional devices for the European and international markets and an existing infrastructure through which it can sell certain of its other products directly into Germany.

In connection with this acquisition, the Company recorded $1.9 million of goodwill and $1.3 million of intangible assets, consisting primarily of trade name, technology, and customer relationships, which are being amortized on a straight-line basis over lives ranging from 3 to 10 years.

In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for approximately $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company markets these products through its JARIT sales organization. In connection with this acquisition, the Company recorded approximately $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 5 to 20 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those presented herein.

In January 2004, the Company acquired the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for approximately $1.6 million in cash. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery. The Company sells the Sparta products through a direct marketing organization and an existing distributor network. In connection with this acquisition, the Company recorded approximately $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over 5 years. If the Company had consummated this acquisition as of the beginning of 2003, its operating results would not have been materially different from those presented herein.

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

The following unaudited pro forma financial information assumes that the Mayfield, Integra ME, Spinal Specialties and JARIT acquisitions had occurred as of the beginning of 2003 (in thousands, except per share data):


                                                            For the Nine Months
                                                               Ended Sept. 30,
                                                                2004     2003
                                                             -------   -------

       Total revenue .............................         $174,220   $149,162
       Net income ................................            8,049     19,332

       Net income per share:
          Basic ..................................          $  0.27    $  0.67
          Diluted.................................          $  0.26    $  0.64

3.  INVENTORIES

Inventories consisted of the following:

                                                       Sept 30,    December 31,
                                                         2004          2003
                                                         ----          ----
                                                           (in thousands)
   Raw materials..............................         $10,372       $ 9,738
   Work-in process............................           7,548         5,069
   Finished goods.............................          34,480        26,239
                                                       -------       -------
                                                       $52,400       $41,046
                                                       =======       =======

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, were as follows:

      Balance at December 31, 2003 .....................................     $ 26,683
      R&B acquisition ..................................................          413
      Sparta acquisition ...............................................        1,065
      Mayfield acquisition .............................................        8,361
      Integra ME acquisition ...........................................        1,865
      Foreign currency translation .....................................          (78)
                                                                             --------
      Balance at September 30, 2004 ....................................     $ 38,309
                                                                             ========

The components of the Company's identifiable intangible assets were as follows:

                                                  September 30, 2004        December 31, 2003
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                               (in thousands)
   Completed technology .......   14 years    $ 16,533    $ (4,082)     $ 15,062    $ (3,337)
   Customer relationships .....   20 years      17,317      (2,886)       16,755      (2,053)
   Trademarks/brand names .....   36 years      28,636      (1,627)       25,235      (1,017)
   Non-compete agreement ......    5 years       6,308        (860)          765        (265)
   All other ..................   11 years       2,233      (1,170)        2,144        (854)
                                              --------  ------------    --------  ------------
                                              $ 71,027    $(10,625)     $ 59,961    $ (7,526)
   Accumulated amortization ...                (10,625)                   (7,526)
                                              --------                  --------
                                              $ 60,402                  $ 52,435
                                              ========                  ========

Annual amortization expense is expected to approximate $4.3 million in 2004, $4.6 million in 2005, $4.6 million in 2006, $4.3 million in 2007, and $3.7 million in 2008. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.  SHARE-BASED COMPENSATION CHARGE

In July 2004, Stuart M. Essig, the Company's President and Chief Executive Officer, renewed his employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, Mr. Essig received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to Mr. Essig upon a change of control, following his termination of employment or retirement after December 31, 2009, or later under certain circumstances. In connection with the fully vested contract stock award, the Company recorded a share-based compensation charge of $23.9 million, including payroll taxes, in the third quarter of 2004 for the compensation expense related to the fully-vested contract stock unit grant.

6.   COMPREHENSIVE INCOME(LOSS)

Comprehensive income(loss) was as follows:
                                                       Three Months Ended     Nine Months Ended
                                                              Sept 30,             Sept 30,
                                                      --------------------    ------------------
                                                        2004        2003        2004      2003
                                                      --------    --------    --------  --------
                                                                     (in thousands)
  Net income (loss).................................. $ (7,597)   $  6,833    $  7,358  $ 17,689
  Foreign currency translation adjustment ...........      532         309         108     1,865
  Minimum pension liability adjustment, net of tax ..        4          --         444        --
  Unrealized gains (losses) on available-for-sale
     securities:
        Unrealized holding gain(loss) during the
          period, net of tax ..........................    678        (188)       (577)     (405)
        Less: reclassification adjustment for gains
           included in net income ...................       --        (109)        --       (609)
                                                      --------    --------    --------  --------
  Comprehensive income (loss)........................ $ (6,383)    $ 6,845     $ 7,333  $ 18,540
                                                      ========    ========    ========  ========

7.   NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share were as follows:
                                                         Three Months Ended    Nine Months Ended
                                                              Sept 30,             Sept 30,
                                                         ------------------    ----------------
                                                           2004       2003      2004      2003
                                                          ------     ------    ------    ------
                                                      (In thousands, except (In thousands, except
                                                         per share amounts)   per share amounts)
Basic net income (loss) per share:
----------------------------------
  Net income (loss)available to common stock ........... $ (7,597)  $ 6,833    $ 7,358   $17,689

  Weighted average common shares outstanding ...........   30,326    28,981     29,961    28,968

  Basic net income (loss) per share ....................  $ (0.25)  $  0.24    $  0.25   $  0.61





Diluted net income (loss) per share:
---------------------------
  Net income (loss) available to common stock .......... $ (7,597)  $ 6,833    $ 7,358   $17,689

  Weighted average common shares outstanding - Basic ...   30,326    28,981     29,961    28,968
  Effect of dilutive securities - stock options and
     warrants ..........................................       --     1,305      1,065     1,436
                                                         --------   -------    -------   -------
  Weighted average common shares outstanding for
  diluted earnings per share ...........................   30,326    30,286     31,026    30,404

  Diluted net income (loss) per share .................. $  (0.25)  $  0.23    $  0.24   $  0.58

Options outstanding at September 30, 2004 to purchase 3,315,000 shares of common stock were excluded from the computation of diluted net income per share for the three month period ended September 30, 2004 because their impact would be anti-dilutive. Options and warrants outstanding at September 30, 2004 and 2003, respectively, to purchase 364,100 and 464,000 shares of common stock were excluded from the computation of diluted net income per share for the nine month periods ended September 30, 2004 and 2003 because their exercise price exceeded the average market price of the Company's common stock during the period.

Notes payable outstanding at September 30, 2004 and 2003 that were convertible into 3.5 million shares of common stock were excluded from the computation of diluted net income per share for the three and nine month periods ended September 30, 2004 and 2003, respectively, because the conditions required to convert the notes were not met. Holders have the right to convert their notes into shares of the Company's common stock at any time prior to their maturity, if any of the following conditions is met:
- the last sale price of the Company's common stock on the trading day prior to the conversion date was 110% or more of the conversion price on such trading day;
- the Company distributes to holders of its common stock certain rights entitling them to purchase common stock at less than the last sale price of our common stock on the day preceding the declaration for such distribution;
- the Company distributes to holders of its common stock assets, debt, securities or certain rights to purchase its securities, which distribution has a per share value exceeding 10% of the last sale price of the Company's common stock on the day preceding the declaration of such distribution; or
- the Company becomes a party to a consolidation, merger or sale of all or substantially all of its assets or a change in control occurs pursuant to which the Company's common stock would be converted into cash, stock or other property that is not common equity interests traded on a national securities exchange or quoted on the Nasdaq National Market;

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

8.   PRODUCT REVENUE AND GEOGRAPHIC INFORMATION

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

Product revenues are segregated into the following categories:
                                                          Three Months Ended    Nine Months Ended
                                                               Sept 30,              Sept 30,
                                                          ------------------    -----------------
                                                           2004        2003      2004       2003
                                                          ------      ------    ------     ------
                                                                       (in thousands)
   Neuromonitoring products............................ $ 12,689   $ 11,679   $ 35,700   $ 32,763
   Operating room products.............................   20,823     13,555     58,566     38,976
   Instruments ........................................   19,933     13,141     54,982     31,746
   Private label products .............................    5,412      5,092     17,480     16,349
                                                        --------   --------   --------   --------
   Total product revenues ............................. $ 58,857   $ 43,467   $166,728   $119,834

Beginning in 2004, the Company has included the sales of INTEGRA(R) Dermal Regeneration Template in operating room product revenues. In the prior year period, these product sales were included in private label product revenues.

Certain of the Company's products, including the DuraGen(R) Dural Graft products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bilayer Matrix Wound Dressing, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised approximately 31% and 28% of product revenues in the nine month periods ended September 30, 2004 and September 30, 2003, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business. Additionally, competitive pressures on our collagen-based products could adversely affect the Company's profitability. For example, two of our largest competitors have recently introduced an onlay dural graft matrix and other companies may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales, and the profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM), and Endura(TM) product lines, which are among our largest and fastest growing products.

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                     --------    --------    --------    --------    -------
                                                           (in thousands)
Product revenues:
Three months ended Sept 30, 2004 ... $ 46,687    $  7,603    $  2,592    $  1,975   $ 58,857
Three months ended Sept 30, 2003 ...   34,443       5,766       1,420       1,838     43,467

Nine months ended Sept 30, 2004 .... $132,052    $ 22,412    $  6,490    $  5,774   $166,728
Nine months ended Sept 30, 2003 ....   94,811      16,010       4,283       4,730    119,834

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

In September 2004, the Trial Court ordered Merck KgaA to pay Integra LifeSciences $6.4 million in damages. Integra has filed a motion requesting pre-judgment and post-judgment interest. The Trial Court award remains subject to appeal and Integra has not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 31% and 28% of product revenues in the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

RESULTS OF OPERATIONS

Our strategy for growing our business includes the acquisition of complementary product lines, technologies, and companies. Recent acquisitions (as discussed in Note 2 to our unaudited consolidated financial statements), may make our financial results for the three and nine month periods ended September 30, 2004 not directly comparable to those of the corresponding prior year period.

Our revenues for the periods were as follows:

                                                          Three Months Ended   Nine Months Ended
                                                               September 30,      September 30,
(in thousands)                                             2004        2003      2004       2003
                                                          ------      ------    ------     ------
   Total Neuromonitoring product revenues .......        $12,689     $11,679   $35,700    $32,763
   Total Operating Room product revenues ........         20,823      13,555    58,566     38,976
   Total Instruments product revenues ...........         19,933      13,141    54,982     31,746
   Total Private Label product revenues .........          5,412       5,092    17,480     16,349
                                                          ------      ------   -------    -------
   Total product revenues .......................        $58,857     $43,467  $166,728   $119,834
   Other revenue ................................            273       3,591     1,286      6,740
                                                          ------      ------   -------    -------
   Total revenues ...............................        $59,130     $47,058  $168,014   $126,574

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

Total Revenues And Gross Margin On Product Revenues:

For the quarter ended September 30, 2004, total revenues were $59.1 million, an increase of $12.1 million, or 26%, over the quarter ended September 30, 2003. This increase was primarily attributable to an increase in product revenues of $15.3 million, or 35%, over the prior-year period. Other revenue decreased by $3.3 million primarily due to the termination of the ETHICON distribution and development agreement in December 2003.

Revenues from product lines acquired since the third quarter of 2003 accounted for $5.8 million of the $12.1 million increase in total revenues over the prior year period. Changes in foreign currency exchange rates resulted in a $643,000 increase in total revenues. Domestic product revenues increased $12.2 million in the third quarter of 2004 to $46.7 million, or 79% of product revenues, the same percentage reported for the third quarter ended September 30, 2003.

Revenues from our monitoring product lines increased $1.0 million, or 9%, over the prior-year period, primarily as a result of increased sales of our intracranial monitoring products. Our operating room product line revenues increased over the prior-year period by $7.3 million, or 54%. This increase is largely the result of growth in sales of our DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products and the inclusion of INTEGRA(R) Dermal Regeneration Template and the INTEGRA Bilayer Matrix Wound Dressing sales in the operating room category. Prior to resuming the direct sale and marketing of the INTEGRA product on January 1, 2004, we reported sales of the INTEGRA product to ETHICON, Inc. in the private label category.

Revenues from our instrument product lines increased by $6.8 million, or 52%, over the prior-year period and included $5.8 million of revenues from product lines acquired since the end of the second quarter of 2003. The remaining $1.0 million increase was led by growth in the JARIT surgical instrument line. Our private label product revenue increased by $320,000, or 6%, over the prior year period as increased revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product and increased sales of our infection control products offset the removal of INTEGRA Dermal Regeneration Template revenues from this category. Although sales of certain private label products vary highly from quarter to quarter depending on the timing and size of orders placed by our marketing partners, we do not believe that the variability is as significant on an annual basis.

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

Our gross margin on product revenues was 62% in the quarter ended September 30, 2004, as compared to 57% in the prior-year period. The current quarter's gross margin benefited from strong sales growth of our higher margin products during the quarter and the resumption of direct sales of INTEGRA Dermal Regeneration Template and the INTEGRA Bilayer Matrix Wound Dressing. Our reported gross margins for the third quarter of 2004 and 2003 included $155,000 and $401,000, respectively, of fair value purchase accounting adjustments for acquired inventory sold during the quarter.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of product revenues:

                                                           Three Months Ended
                                                               Sept 30,
 (in thousands)                                            2004        2003
                                                          ------      ------
Research and development ...............................     9 %         6 %
Selling and marketing ..................................    21 %        23 %
General and administrative .............................    51 %         9 %

Total other operating expenses, which exclude cost of product revenue but include amortization, increased to $48.9 million in the third quarter of 2004, compared to $17.3 million in the third quarter of 2003, due primarily to a $23.9 million share-based compensation charge associated with the renewal of the Company's Chief Executive Officer's employment agreement. The compensation charge results from the award of a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock.

Research and development expenses increased $2.5 million to $5.1 million in the third quarter of 2004. The increase was due primarily to a $1.4 million milestone payment, a $500,000 licensing fee, and increased internal product development efforts. The subject technologies underlying the milestone payment and the licensing fee arrangement have not been commercialized into a product for which regulatory clearance has been obtained. Accordingly, we recorded these payments as research and development expenses. Increased clinical activities and new product development activities in neurosurgical and plastic and reconstructive applications largely offset the savings that resulted from the closing of our San Diego research center in the fourth quarter of 2003.

Sales and marketing expenses increased 24% over the prior-year period to $12.5 million as a result of the continued expansion of our domestic direct sales and marketing organizations, increased spending to support our plastic and reconstructive surgery product lines, and the recently acquired MAYFIELD, BUDDE, ELEKTROTOM and SONOTOM product lines. Sales and marketing expenses were 21% and 23% of product revenues in the three months ended September 30, 2004 and September 30, 2003, respectively.

General and administrative expenses includes a $23.9 million compensation charge related to the renewal of the Company's Chief Executive Officer's employment agreement. The remaining $2.4 million increase in general and administrative expenses was largely the result of increased professional fees related to Sarbanes-Oxley internal control initiatives, the implementation of our new global enterprise resource management system, and increased headcount at our corporate offices.

Amortization expense increased $422,000 to $1.2 million in the third quarter of 2004 as a result of amortization of intangible assets from recent acquisitions.

Non-Operating Income And Expenses

We recorded net interest income of $243,000 in the nine months ended September 30, 2004, as compared to net interest expense of $188,000 in the prior-year period. The $431,000 increase as compared to the third quarter of 2003 reflects the reduction in interest expense from an interest rate swap executed in August 2003.

Our reported interest expense includes $205,000 of non-cash amortization of debt issuance costs. Debt issuance costs totaled $4.1 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our convertible notes under certain conditions. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the third quarter of 2004 and 2003, the change in the estimated fair value of the Contingent Interest obligation was not significant.

In August 2003, we entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Included in interest expense for the three months ended September 30, 2004 and 2003, respectively, is a $155,000 and $118,000 reduction associated with the interest rate swap.

The net fair value of the interest rate swap at June 30, 2004 was $2.0 million. During the quarter ended September 30, 2004, the net fair value of the interest rate swap decreased $0.9 million to $1.1 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the third quarter of 2004, we recorded a $0.9 million net increase in the carrying value of our convertible notes. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and is recorded in other income.

Income tax (benefit)/expense was approximately 35% and 38% of income (loss) before income taxes for the third quarters of 2004 and 2003, respectively. Included in income taxes for the third quarters of 2004 and 2003 was a deferred income tax benefit/(provision) of $3.4 million and ($3.2) million, respectively. The change in the effective income tax rate in the third quarter of 2004 is the largely the result of a reported loss for the quarter and the adverse effect on our full year effective rate of a $760,000 tax charge incurred in connection with the reorganization of certain European operations. This reorganization is expected to have a beneficial impact on our effective tax rate starting in 2005.

For the third quarter of 2004, we reported net loss of $7.6 million, or $0.25 per diluted share, as compared to net income of $6.8 million, or $0.23 diluted per share, for the prior year quarter.

To date, the "if-converted" method has not been used to determine the dilutive effect on earnings per share of our contingent convertible notes because the conditions required to convert the notes were not met. However, at its October 2004 meeting, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that would require issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 are effective for all periods ending after December 15, 2004 and will be applied retroactively and will require restatement of prior period diluted earnings per share, subject to certain transition provisions. We expect that the adoption of Issue 04-08 in the fourth quarter of 2004 will reduce our previously reported diluted earnings per share results for the year ended December 31, 2003 by $0.02. The adoption of Issue 04-08 would not have affected our reported diluted earnings per share results for the nine months ended September 30, 2004 because the use of the "if-converted" method would have been anti-dilutive for that period. Issue 04-08 is expected to have a dilutive effect on our future earnings per share results.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, total revenues increased by $41.4 million, or 33%, over the nine months ended September 30, 2003 to $168 million. Product revenues increased by $46.9 million, or 39%, over the prior year period. Other revenue decreased by $5.5 million primarily due to the termination of the ETHICON distribution and development agreement in December 2003.

Revenues from products acquired since the beginning of 2003 accounted for $37.8 million and $15.8 million of total revenues in 2004 and 2003, respectively. Changes in foreign currency exchange rates contributed $2.2 million to the increase in total revenues. Domestic product revenues increased $37.2 million during 2004 to $132 million, or 79% of product revenues, the same percentage reported for the nine months ended September 30, 2003.

Revenues from our monitoring product lines increased $2.9 million, or 9%, over the prior-year period primarily as a result of increased sales of our intracranial monitoring products and drainage systems. Our operating room product line revenues increased over the prior year period by $19.6 million, or 50%. This increase is largely the result of growth in sales of our DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products and the inclusion of INTEGRA(R) Dermal Regeneration Template and INTEGRA(TM) Bilayer Matrix Wound Dressing sales in the operating room category.

Revenues from our instrument product lines increased by $23.2 million, or 73%, over the prior-year period. This increase resulted from the impact of recently acquired product lines and strong sales growth in each of our existing hand-held instrument product lines. Our private label product revenue increased by $1.1 million, or 7%, over the prior-year period, as increased revenues from the Absorbable Collagen Sponge we supply for use in Medtronic's INFUSE bone graft product offset the removal of INTEGRA Dermal Regeneration Template revenues from this category.

Our gross margin on product revenues for the nine months ended September 30, 2004 was 62%, as compared to 59% for the prior-year period. The benefit of strong growth in sales of our higher margin products, the resumption of direct sales of INTEGRA Dermal Regeneration Template in 2004, and a reduction in fair value purchase accounting adjustments more than offset the impact of the lower margins associated with recently acquired instrument product lines. Our reported gross margins for the nine months ended September 30, 2004 and September 30, 2003 included $225,000 and $1.0 million, respectively, of fair value purchase accounting adjustments for acquired inventory sold during the periods.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of product revenues:

                                                           Nine Months Ended
                                                               Sept. 30,
 (in thousands)                                            2004        2003
                                                          ------      ------
Research and development ...............................     6 %         7 %
Selling and marketing ..................................    22 %        22 %
General and administrative .............................    25 %        11 %

Total other operating expenses, which exclude cost of product revenue but include amortization, increased $42.5 million to $92.8 million due primarily to a $23.9 million share-based compensation charge associated with the renewal of the Company's President and Chief Executive Officer's employment agreement.

Research and development expenses increased $2.5 million to $10.6 million in the nine months ended September 30, 2004 and included the $1.4 million milestone payment and a $500,000 licensing fee. Increased clinical activities and new product development activities in neurosurgical and plastic and reconstructive applications offset the savings that resulted from closing our San Diego research center.

Sales and marketing expenses increased 38% over the prior year period to $36.8 million as a result of the continued expansion of our domestic direct sales and marketing organizations, increased spending to support our plastic and reconstructive surgery product lines, and sales and marketing expenses of recently acquired businesses.

The increase in general and administrative expenses included the $23.9 million share-based compensation charge associated with the renewal of the Company's President and Chief Executive Officer's employment agreement. The remaining increase was largely the result of increased professional fees related to Sarbanes-Oxley internal control initiatives and our litigation with Merck KGaA, the implementation of our new global enterprise resource management system, and increased headcount.

Amortization expense increased $1 million to $3.1 million in 2004 as a result of amortization of intangible assets from recent acquisitions.

Non-Operating Income and Expenses

We recorded net interest income of $460,000 in the nine months ended September 30, 2004, as compared to net interest income of $390,000 in the prior-year period. This increase resulted from a reduction in interest expense from the interest rate swap and increased interest income earned on our investment securities.

Our reported interest expense in 2004 and 2003, respectively, includes $615,000 and $430,000 of non-cash amortization of debt issuance costs. Included in interest expense for the nine months ended September 30, 2004 and 2003, respectively, is a $581,000 and $118,000 reduction associated with the interest rate swap.

The net fair value of the interest rate swap at September 30, 2004 and December 31, 2003 was $1.1 million. This amount is included in other liabilities. In connection with this fair value hedge transaction, during the nine months ended September 30, 2004, we recorded a $91,000 net decrease in the carrying value of our convertible notes. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our net other income decreased by $685,000 to $424,000 in 2004. In 2003, we recorded $609,000 of gains realized on the sale of marketable securities.

Income tax expense was approximately 39% and 37% of income before income taxes for 2004 and 2003, respectively. Included in income tax expense in 2004 and 2003 was a deferred income tax provision of $3.4 million and $8.2 million, respectively. The increase in the effective income tax rate in 2004 resulted primarily from a change in the geographic mix of projected taxable income for 2004 and a $760,000 tax charge incurred in connection with the reorganization of certain European operations.

For the nine months ended September 30, we reported net income of $7.4 million, or $0.24 per diluted share, as compared to net income of $17.7 million, or $0.58 diluted per share, for the prior year period.

International Product Revenues and Operations

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to foreign currency denominated revenues or expenses.

In the nine-month period ended September 30, 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign     Total
                                      -------     -------     -------     -------    -------
                                                           (in thousands)
Product revenues:
Three months ended Sept 30, 2004 ... $ 46,687    $  7,603    $  2,592    $  1,975   $ 58,857
Three months ended Sept.30, 2003 ...   34,443       5,766       1,420       1,838     43,467

Nine months ended Sept 30, 2004 .... $132,052    $ 22,412    $  6,490    $  5,774   $166,728
Nine months ended Sept 30, 2003 ....   94,811      16,010       4,283       4,730    119,834

In the nine months ending September 30, 2004, product revenues from customers outside the United States totaled $34.7 million, or 21% of consolidated product revenues, of which approximately 65% were to European customers. Of this amount, $24.6 million was generated in foreign currencies.

In the nine months ending September 30, 2003, product revenues from customers outside the United States totaled $25.0 million, or 21% of consolidated product revenue, of which approximately 64% were to European customers. Of this amount, $13.9 million was generated in foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2004, we had cash, cash equivalents and current and non-current investments totaling approximately $191 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Operating cash flows for the nine months ending September 30, 2004, were $32.5 million compared to $31.2 million for the same period last year. Operating cash flows for the nine months ended September 30, 2004 reflect additional investments in inventory to support our growth in product revenues and higher accounts receivable balances related to increased sales.

Our principal uses of funds during the nine month period ended September 30, 2004 were $29.2 million for acquisition consideration, $31.1 million for purchases of investments, net of maturities and sales, $14.2 million for the repurchase of common stock, and $5.6 million for purchases of property and equipment. In 2004, we have increased cash outlays for capital expenditures as compared to 2003, primarily because of an estimated $4 million of expenditures associated with planned information system upgrades. In addition to the $32.5 million in operating cash flows, we received $3.6 million from the issuance of common stock through the exercise of stock options during the period.

Working Capital

At September 30, 2004 and December 31, 2003, working capital was $150 million and $167 million, respectively. The decrease in working capital was primarily due to cash invested in long-term marketable debt securities during the period.

Convertible Debt and Related Hedging Activities

We have outstanding $120 million of 2 1/2% contingent convertible subordinated notes due 2008. We are obligated to pay $3.0 million of interest per year on the notes and to repay their principal amount on March 15, 2008, if the notes are not converted into common stock before that date. We will also pay contingent interest on the notes if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56, subject to certain conditions.

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

Share Repurchase Plans

In March 2004, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock for an aggregate purchase price not to exceed $40 million. We may repurchase shares under this program through March 2005 either in the open market or in privately negotiated transactions. We repurchased 500,000 shares of common stock during the third quarter 2004 for $14.2 million under this program.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures for at least the next twelve months. In 2004, we have increased cash outlays for capital expenditures as compared to 2003, primarily because of an estimated $4 million of expenditures associated with planned information system upgrades.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2004, the Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that would require issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 are effective for all periods ending after December 15, 2004 and will be applied retroactively and will require restatement of prior period diluted earnings per share, subject to certain transition provisions. We expect that the adoption of Issue 04-08 in the fourth quarter of 2004 will reduce our previously reported diluted earnings per share results for the year ended December 31, 2003 by $0.02. The adoption of Issue 04-08 would not have affected reported diluted earnings per share results for the nine months ended September 30, 2004 because the use of the "if-converted" method would have been anti-dilutive for that period. The adoption of Issue 04-08 is expected to have a dilutive effect on our future earnings per share results.

In March 2004, the EITF reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We do not expect that the adoption of Issue 03-01 will have a material impact on our financial position, cash flows or results of operations.

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

On March 31, 2004, the FASB issued an Exposure Draft "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The Exposure Draft addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The Exposure Draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. At its October 2004 meeting, the FASB decided to defer the effective date of this proposed new accounting standard from fiscal years beginning after December 31, 2004 to interim and annual periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules for future option grants.

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

Non-Cash Compensation Charges May Affect Our Future Earnings

On March 31, 2004, the FASB issued an Exposure Draft "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The Exposure Draft addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. The Exposure Draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. At its October 2004 meeting, the FASB decided to defer the effective date of this proposed new accounting standard from fiscal years beginning after December 31, 2004 to interim and annual periods beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules for future option grants.

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors have recently introduced an onlay dural graft matrix and other companies may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales, and the profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM), and Endura(TM) product lines, which are among our largest and fastest growing products.

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

We may be unable to continue to implement our growth strategy, and our strategy may be ultimately unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters, or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us. Future acquisitions may also result in potentially dilutive issuances of securities.

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

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan may require that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase all of our tendon from the United States. We expect to manufacture some of our products from tendon purchased from New Zealand, a country which has never had a case of BSE. If we cannot qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or skin repair products in Japan.

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

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of certain of our product lines. However, you should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:
- our collagen-based products, such as INTEGRA(R) Dermal Regeneration Template, DuraGen(R) and DuraGen Plus(TM) Dural Graft Matrix products, and our Absorbable Collagen Sponges;
- our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and
- products which use many different electronic parts from numerous suppliers, such as our Camino(R), Ventrix(R) and NeuroSensor(TM) lines of intracranial monitors and catheters.

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

In addition, we are implementing an enterprise resource system for use in all of our facilities. This system will replace several systems on which we now rely. We are also planning to outsource our product distribution function. A delay or other problem in our implementation schedule or with the resulting system for either of these initiatives could have a material adverse effect on our operations.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. In 2003 and 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at September 30, 2004 would increase or decrease interest income by approximately $1.9 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At September 30, 2004, we had outstanding a $50 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At September 30, 2004, the net fair value of the interest rate swap approximated $1.0 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

No changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In September 2004, the Trial Court ordered Merck KgaA to pay Integra LifeSciences $6.4 million in damages. Integra has filed a motion requesting pre-judgement and post-judgment interest. The Trial Court award remains subject to appeal. Integra has not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In March 2004, our Board of Directors authorized us to repurchase up to 1.5 million shares of our common stock for an aggregate purchase price not to exceed $40 million. We may repurchase shares under this program through March 2005 either in the open market or in privately negotiated transactions. The following table summarizes our repurchases of our common stock during the quarter ended September 30, 2004 under this program:

                                                            Total Number         Approximate
                                                             of Shares         Dollar Value of
                                                           Purchased as        Shares that May
                           Total Number      Average      Part of Publicly     Yet be Purchased
                            of Shares      Price Paid        Announced            Under the
Period                      Purchased       per Share         Program              Program
---------------------     ------------     ----------     ----------------     ----------------
July 1, 2004 -
   July 31, 2004                -0-             --                 -0-            $40,000,000

August 1, 2004 -
   August 31, 2004           500,000         $28.48             500,000           $25,762,000

September 1, 2004 -
   September 30, 2004           -0-             --                 -0-            $25,762,000
---------------------     ------------     ----------     ----------------
   Total                     500,000         $28.48             500,000


ITEM 6.    EXHIBITS

10.1 Second Amended and Restated Employment Agreement dated as of July 27, 2004 between Integra LifeSciences Holdings Corporation and Stuart M. Essig.
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  November 9, 2004      /s/ Stuart M. Essig
                                       -------------------
                                       Stuart M. Essig
                                       President and Chief Executive Officer

         Date:  November 9, 2004      /s/ David B. Holtz
                                       -------------------
                                       David B. Holtz
                                       Senior Vice President, Finance
                                       and Treasurer

Exhibits

10.1 Second Amended and Restated Employment Agreement dated as of July 27, 2004 between Integra LifeSciences Holdings Corporation and Stuart M. Essig.
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

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


Date: November 9, 2004
                                             /s/ Stuart M. Essig
                                              -------------------
                                              Stuart M. Essig
                                              Chief Executive Officer

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

Date: November 9, 2004
                                              /s/ David B. Holtz
                                               ---------------------
                                               David B. Holtz
                                               Senior Vice President, Finance
                                               and Treasurer

Exhibit 32.1

Certification of Principal Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


         I, Stuart M. Essig, Chief Executive Officer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

                                  By:    /s/ Stuart M. Essig
                                          -------------------
                                          Stuart M. Essig
                                          Chief Executive Officer




Certification of Principal Financial Officer
Pursuant to Section 906 of the
Sarbanes -Oxley Act of 2002


         I, David B. Holtz, Senior Vice President, Finance and Treasurer of Integra LifeSciences Holdings Corporation (the "Company"), hereby certify that, to my knowledge:

         1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2004 (the "Report") fully complies with the requirement of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 9, 2004

                                  By:    /s/ David B. Holtz
                                         ------------------
                                          David B. Holtz
                                          Sr. Vice President, Finance
                                          and Treasurer

                SECOND AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         SECOND AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of July 27, 2004 between Integra LifeSciences Holdings Corporation, a Delaware corporation ("Company"), and Stuart M. Essig ("Executive") (the "Agreement").

                                   BACKGROUND

         A. Since December 1997, the Executive has served as the Company's President and Chief Executive Officer pursuant to the terms and conditions of an Employment Agreement dated as of December 27, 1997 between the Company and the Executive (the "Initial Employment Agreement").

         B. The Initial Employment Agreement was first amended and restated pursuant to an Amended and Restated Employment Agreement dated as of December 2, 2000 (the "Amended and Restated Employment Agreement").

         C. Company and Executive now wish to amend the terms and conditions of the Amended and Restated Employment Agreement to provide for the continued employment of Executive by the Company on the terms and conditions contained in this Agreement, which shall supercede and replace the Amended and Restated Employment Agreement (and any surviving provisions of the Initial Employment Agreement) to the extent provided herein.

         D. Executive will continue to be substantially involved with Company's operations and management and will continue to learn trade secrets and other confidential information relating to Company and its customers; accordingly, the noncompetition agreement and other restrictive covenants contained in Section 7 of this Agreement constitute essential elements hereof.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intending to be legally bound hereby, the parties hereto agree as follows:

                                      TERMS

SECTION 1.  CAPACITY AND DUTIES

                  1.1 Continuation of Employment. Company hereby continues to employ Executive and Executive hereby accepts the continued employment by Company for the period and upon the terms and conditions hereinafter set forth.

                  1.2      Capacity and Duties.

                           (a) During the Term (as defined in Section 2.1),
Executive shall continue to serve as President and Chief Executive Officer of Company. Executive shall perform such other duties and shall have such authority consistent with his position as may from time to time be specified by the Board of Directors of Company (the "Board"). Executive shall report directly to the Board and shall perform his duties for Company principally at Company's office in Plainsboro, New Jersey, except for travel that may be necessary or appropriate in connection with the performance of Executive's duties hereunder.

                           (b) Executive shall devote substantially all his
working time, energy and attention (other than absences due to illness or vacation) to the performance of his duties hereunder, in a manner that will faithfully and diligently further the business and interests of Company. Notwithstanding the above, Executive shall be permitted, to the extent such activities do not impair the performance by Executive of his duties and responsibilities hereunder or violate Sections 7.1, 7.2 or 7.3 of this Agreement, to (i) manage Executive's personal, financial and legal affairs, and (ii) to serve on civic or charitable boards or committees (it being expressly understood and agreed that Executive's continuing to serve on any such board and/or committees on which Executive is serving, or with which Executive is otherwise associated (each of which has been disclosed to the Company prior to the execution of this Agreement or will be disclosed promptly thereafter), as of the Commencement Date (as defined below), shall be deemed not to interfere or conflict with the performance by Executive of his duties and responsibilities under this Agreement). The Company acknowledges and agrees that the Executive may continue to serve as a member of those respective boards of directors of public companies of which he is currently a member and which board memberships have previously been disclosed to, and approved by the Board. Executive shall promptly notify the Board of any proposed changes to such external directorships.

SECTION 2.  TERM OF EMPLOYMENT

                  2.1 Term. The term of Executive's employment hereunder shall commence on the date hereof (the "Commencement Date") and continue until December 31, 2009, as further extended or unless sooner terminated in accordance with the other provisions hereof (the "Term"). Except as hereinafter provided, on December 31, 2009 and on each subsequent one-year anniversary thereof, the Term shall be automatically extended for one year unless either party shall have given to the other party written notice of termination of this Agreement at least six months prior to such anniversary. If written notice of termination is given as provided above, Executive's employment under this Agreement shall terminate on the last day of the then-current Term.

SECTION 3.  COMPENSATION

                  3.1 Basic Compensation. As compensation for Executive's services during the period from the Commencement Date through December 31, 2004, Company shall continue to pay to Executive a salary at his current annual rate of $400,000 in periodic installments in accordance with Company's regular payroll practices in effect from time to time. Commencing with the twelve-month period beginning January 1, 2005 and for each subsequent twelve-month period of Company shall increase Executive's salary at an annual rate of not less than $50,000 with such additional increases, if any, as may be established by the Board or Compensation Committee of the Board (the "Compensation Committee") from time to time. Executive's annual salary, as determined in accordance with this
Section 3.1, is hereinafter referred to as his "Base Salary."

                  3.2      Equity Awards.

                           (a) Prior Grants. For purposes hereof, all stock
options and restricted units granted to the Executive prior to the date hereof (whether pursuant to the Initial Employment Agreement, the Amended and Restated Employment Agreement or otherwise) which are still outstanding shall be referred to herein, respectively, as "Prior Options" and as "Prior Restricted Units". Pursuant to the registration rights provisions attached as Exhibit B to each of the Initial Employment Agreement and the Amended and Restated Employment Agreement (the "Prior Registration Rights Provisions"), Executive is entitled to certain registration rights with respect to the shares of common stock of the Company, par value $.01 per share (the "Common Stock"), issued or with respect to Prior Options and Prior Restricted Units. Unless otherwise specifically set forth herein, all rights and obligations of the Company and the Executive in accordance with the agreements evidencing the Prior Options and the Prior Restricted Units (including, respectively, under the Prior Registration Rights Provisions, the Initial Employment Agreement and the Amended and Restated Employment Agreement) shall continue in effect and shall not be affected hereby.


                           (b) Stock Options (i) (A) The Company shall grant
annually to Executive during the Term at the time that it makes grants to other executives (commencing with a grant expected to be made in the fourth quarter of 2004) a stock option under the Company's then current stock option plan (the "Option Plan") to purchase between 100,000 and 200,000 shares of the Company's Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date (such number of stock options to be determined by the Compensation Committee in its sole discretion based upon performance for the preceding 12-month period, with the minimum and maximum numbers of stock options adjusted, as necessary, to reflect any changes in the capitalization of Common Stock) on the date of grant thereof, and (B) on the Commencement Date, a non-qualified stock option under the Company's 2003 Equity Incentive Plan (the "2003 Plan") to purchase 250,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock (the "2003 Plan Option") on such date. Each stock option granted hereunder ("Additional Company Stock Options" and, together with Prior Options, the "Stock Options") shall have a ten-year term and, in the case of grants to be made under clause (A) of the preceding sentence in the fourth quarter of 2004 and in clause (B) of the preceding sentence, shall be granted on the other terms and conditions set forth in the Stock Option Grant and Agreements attached as Exhibits A-1 and A-2 hereto. In the event of any inconsistency between the terms of this Agreement and the Stock Option Grant and Agreements, the Company Stock Option Grant and Agreements shall govern.

                                   (ii) The Company hereby represents and
warrants to Executive that (A) the 2003 Plan has and will have sufficient shares available to effect the grant and exercise of the 2003 Plan Option, and the 2003 Plan (and any subsequent plan under which Additional Company Stock Options may be granted to Executive) has been approved by the Company's stockholders, (B) each Additional Company Stock Option has been properly authorized and approved by the Board and/or its Compensation Committee,
(C) the issuance of the Company Stock underlying each Additional Company Stock Option has been or will be registered on Form S-8 and (D) stockholder approval is not required to grant the stock options referenced in Section 3.2(b)(i) above.

                                   (iii) The Company hereby further represents
and warrants to Executive that (i) the Company's
Restated and Amended 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1996 Plan"), 1999 Stock Option Plan (the "1999 Plan"), the 2000 Equity Incentive Plan (the "2000 Plan") and the 2001 Equity Incentive Plan (the "2001 Plan"), (collectively, the 1996 Plan, the 1999 Plan, the 2000 Plan and the 2001 Plan are hereinafter referred to as the "Prior Option Plans") have and will have sufficient shares available to effect the grant and exercise of the Prior Options, and the Prior Option Plans have been approved by the Company's stockholders, (ii) the Prior Options have been properly authorized and approved by the Board and/or its stock option committee, and (iii) the issuance of the Common Stock underlying the Prior Options to continue to be registered on Form S-8.

                                   (iv) The Company at its expense hereby
undertakes and agrees, upon the written request of Executive, to as soon as practicable put an effective shelf-registration in place in favor of Executive in respect of the Common Stock underlying each Stock Option and the Additional Restricted Units (as defined in Section 3.3), subject to the terms of Exhibit B hereto (the "Additional Registration Rights Provisions") and the Prior Restricted Units pursuant to the Prior Registration Rights Provisions.

                           (c) Restricted Units Signing Award Bonus; Original
Restricted Units.

                                   (i) The Company shall issue to Executive on
the Commencement Date a fully-vested equity-based signing award bonus in the form of contract stock for 750,000 shares of the Company's common stock (the "Additional Restricted Units" and, together with Prior, "Restricted Units") pursuant to the 2003 Plan and the terms and conditions set forth in the restricted units agreement attached as Exhibit C hereto (the "Restricted Units Agreement"). In the event of any inconsistency between the terms of this Agreement and the Restricted Units Agreement, the Restricted Units Agreement shall govern. Except to the extent provided in Section 4.3 herein, the shares underlying the Additional Restricted Units (the "Additional Unit Shares") shall be delivered to Executive on the first business day following the date Executive terminates employment for any reason unless the Additional Unit Shares shall have been previously delivered to Executive pursuant to Section 5 upon the occurrence of a Change in Control (as defined in Section 6.1) or upon a Tax Event (as defined herein); provided, however, that Executive shall have a one-time right to elect to defer delivery of the Additional Unit Shares to such later specified delivery date as Executive determines by giving written notice to the Company (but in no event shall Executive defer delivery of the Additional Unit Shares beyond December 31, 2029) and in no event shall Executive's deferral election be effective unless (i) made at least twelve months prior to the otherwise applicable distributing date and (ii) the deferred delivery date is at least five years (or such shorter period as may be allowed under applicable law without causing any immediate taxation or imposition of interest or penalties) beyond the scheduled delivery date. The Executive's right to defer delivery of the Additional Unit Shares or Prior Restricted Unit Shares shall be permitted only if such election shall not cause constructive receipt of such shares under applicable law or otherwise directly result in any interest or penalties being imposed on Executive. If such right to elect to defer would cause Executive to be subject to immediate taxation or would result in any interest or penalties being imposed, such right shall be deemed automatically modified to the minimum extent necessary (as mutually agreed by the Company and the Executive) to avoid such immediate taxation or imposition of interest or penalties. In the event that Executive should become subject to immediate taxation on any Additional Restricted Units before the scheduled delivery date (or deferred date or dates, if applicable, that he has elected) to receive the shares of Common Stock underlying the Additional Restricted Units (a "Tax Event"), the Company shall immediately deliver the shares of Common Stock in respect of such affected Additional Restricted Units to the Executive notwithstanding his written election specifying a later date of delivery.

                                   (ii) The shares underlying the Prior
Restricted Units (the "Prior Restricted Unit Shares" and, collectively with Additional Restricted Unit Shares, the "Restricted Unit Shares") shall be delivered to Executive on the dates specified in the Initial Employment Agreement or Amended and Restated Employment Agreement and the award agreements that were exhibits thereto, as applicable, if Executive is still employed by the Company on the dates specified in such respective agreements and, except as provided in the following sentence, this Agreement shall not be deemed to modify the Prior Restricted Units or Prior Restricted Unit Shares in any respect. Notwithstanding the foregoing, Executive's right to defer delivery of Prior Restricted Unit Shares on six months' advance notice shall be deemed modified to be 12 months' advance notice.

                                   (iii) The Company hereby represents and
warrants to Executive that (i) stockholder approval is not required to grant the Additional Restricted Units or to distribute to Executive the Additional Unit Shares, (ii) the 2003 Plan has and will have sufficient shares available to effect the distribution of the Additional Unit Shares, (iv) the Additional Restricted Units have been properly authorized and approved by the Board and/or its Compensation Committee and (v) the Company will use commercially reasonable best efforts to cause the issuance of the Additional Unit Shares underlying the Additional Restricted Units to be registered on Form S-8.

                  3.3 Employee Benefits; Performance Bonus. During the Term, Executive shall be entitled to participate in such of Company's employee benefit plans and benefit programs, including medical, hospitalization, dental, disability, accidental death and dismemberment and travel accident plans and programs, as may from time to time be provided by Company for its senior executives. In addition, during the Term, Executive shall be eligible to participate in all pension, retirement, savings and other employee benefit plans and programs maintained from time to time by the Company for the benefit of its senior executives, including the right to participate in any annual incentive or long-term performance plans maintained for the benefit of the Company's senior executives, including the opportunity to receive a performance bonus of not less than 100% of Executive's Base Salary, based upon the satisfaction of certain performance goals as determined by the Board or the Compensation Committee in its sole discretion.

                  3.4 Other Benefits. During the Term, the Company shall provide Executive with a Company-provided medical examination on an annual basis at a medical clinic selected by Executive and reasonably satisfactory to the Board and such other perquisites as are generally made available to other senior executives of the Company.

                  3.5 Vacation. During the Term, Executive shall be entitled to the number of weeks of vacation per year provided to senior executives of the Company.

                  3.6 Expense Reimbursement. Company shall reimburse Executive for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with its regular reimbursement policies as in effect from time to time.

SECTION 4.  TERMINATION OF EMPLOYMENT

                  4.1 Death of Executive. If Executive dies during the Term, Company shall pay to Executive's estate amounts (including Base Salary, bonuses, expense reimbursement, etc.) accrued as of the date of Executive's employment termination (all such accrued amounts as of Executive's employment termination shall be referred to as "Accrued Obligations") and a lump sum equal to one (1) times Executive's annual rate of Base Salary. To the extent permitted by the Company's benefit plans and programs in effect on the date of such termination, Company shall also provide Executive's spouse and dependents, at the same cost charged Executive immediately prior to his death, with continued medical, dental, hospitalization and other health care benefits ("Health Benefits") (subject to continued contribution, if any, required by such spouse and dependents for such Health Benefits) for a period of one (1) year from such termination; provided, that if Executive's spouse or dependents cannot continue to participate in the Company programs providing such benefits, the Company shall pay or reimburse any premiums for a health care program for Executive's spouse and dependents that is substantially equivalent to the Company's then-current Health Benefits. If the Health Benefits are then provided by the Company programs, then following such one year period, Executive's spouse and dependents shall have such Health Benefits coverage continuation rights as afforded them under the law known as "COBRA". Upon Executive's death, all Stock Options shall immediately vest (to the extent not already vested) and shall be exercisable until one year following his death, but in no event beyond their respective original expiration dates. As promptly as practicable following Executive's death, but in no event later than the first business day of the calendar year following the calendar year in which his death occurs (or, if later, 90 days following his death), all Additional Unit Shares shall be distributed to Executive's estate (to the extent not previously delivered to Executive pursuant to Section 5 upon the occurrence of a Change in Control or upon a Tax Event).

                  4.2 Disability of Executive. If Executive, in the reasonable opinion of a qualified physician jointly selected by Company and Executive (or a representative of Executive) (a "Qualified Physician"), has been materially unable to perform his duties hereunder for a period of 180 consecutive days by reason of physical or mental illness or disability ("Disability"), then the Board shall have the right to terminate Executive's employment upon 30 days' prior written notice to Executive at any time during the continuation of such Disability (a "Disability Termination"). Until a Disability Termination, he shall continue to receive his full Base Salary and other payments and benefits hereunder. In the event of a Disability Termination, Company shall not thereafter be obligated to make any further payments to Executive hereunder other than (a) Accrued Obligations, (b) the amount that is equal to (x) if such payments are taxable, then-current Base Salary or, alternatively, (y) if such payments are not taxable, the after tax equivalent of the then-current Base Salary, in either case until December 31, 2009, and (c) Health Benefits (subject to continued contributions required by Executive for such benefits at the same cost charged Executive immediately prior to his Disability Termination) to the extent permitted by the Company's benefit plans and programs in effect on the date of such termination (and the life insurance set forth in Section 3.6(i)) for one (1) year following the Date of Termination (as defined in Section 8.6 herein); provided, that if Executive, his spouse or his dependents cannot continue to participate in the Company programs providing Health Benefits, the Company shall pay or reimburse the premiums for a health care program for Executive, his spouse and his dependents that is substantially equivalent to the Company's then-current Health Benefits. If the Health Benefits are then provided by the Company programs, then, following such one year period, Executive's Spouse and dependents shall have such Health Benefits coverage continuation rights as afforded them under COBRA. Following December 31, 2009, Executive shall continue to be entitled to receive long-term disability benefits under the Company's long-term disability program in effect at such time to the extent Executive is eligible to receive such benefits. In the event of a Disability Termination, all Stock Options shall immediately vest (to the extent not already vested) and shall be exercisable until one year following the date of termination, but in no event later than their respective original expiration dates. All Additional Unit Shares shall be distributed to Executive (to the extent not previously delivered to Executive pursuant to Section 5 upon the occurrence of a Change in Control or upon a Tax Event) as promptly as practicable, but in no event later than the first business day of the calendar year following the calendar year in which such Disability Termination occurs (or, if later, 90 days following such Disability Termination) unless Executive has elected in writing to defer such delivery to a later date.

                  4.3 Termination for Cause. Executive's employment hereunder shall terminate immediately upon notice (following satisfaction of the procedures set forth below) that the Board is terminating Executive for Cause (as defined herein), in which event Company shall not thereafter be obligated to make any further payments hereunder other than Accrued Obligations excluding any bonus accruals. If Executive's employment hereunder is terminated for Cause in accordance with this Section 4.3 prior to December 31, 2009, (i) the portion of the Prior Options and Additional Company Stock Options that is vested on the Date of Termination shall be exercisable until their original respective expiration dates, (ii) the non-vested portions of the Prior Options and each Additional Company Stock Option shall terminate on the Date of Termination and
(iii) the Additional Unit Shares shall be distributed to Executive on the first business day of calendar year 2017 unless the Additional Unit Shares shall have been previously delivered to Executive pursuant to Section 5 upon the occurrence of a Change in Control or upon a Tax Event. In addition, if the Executive's employment is terminated for Cause in accordance with this Section 4.3, the Prior Restricted Unit Shares shall be distributed to Executive in accordance with the terms of the Amended and Restated Employment Agreement. "Cause" shall be limited to the following:

                                   (i) Executive's willful and continued failure
to use reasonable best efforts to substantially perform his duties as President and Chief Executive Officer (other than such failure resulting from Executive's physical or mental illness, in the reasonable opinion of a Qualified Physician, or the failure of Executive to perform such duties during the remedy period set forth in Section 4.4(b) hereof following the issuance of a Notice of Termination by Executive for Good Reason, unless an arbitration panel finds Executive to have acted in bad faith in issuing such Notice of Termination) after demand for substantial performance is delivered by the Company in writing that specifically identifies the manner in which the Company believes Executive has not used reasonable best efforts to substantially perform his duties;

                                   (ii) Executive's willful misconduct that is
materially and demonstrably injurious to the Company or any of its subsidiaries; or

                                   (iii) Executive's conviction or plea of
guilty or nolo contendere to a felony or to any other crime involving moral turpitude which conviction or plea is materially and demonstrably injurious to the Company or any of its subsidiaries.

For purposes of this Section 4.3, no act, or failure to act, by Executive shall be considered "willful" unless committed in bad faith, giving due consideration to Executive's duties and status as President and Chief Executive Officer of the Company, and without a reasonable belief that the act or omission was in the best interests of the Company or any of its subsidiaries. Cause shall not exist under this Section 4.3 unless and until the Company has delivered to Executive a copy of a resolution duly adopted by a majority of the Board (excluding Executive for purposes of determining such majority) at a meeting of the Board called and held for such purpose (after reasonable, but in no event less than ten (10) days' notice, to Executive and an opportunity for Executive, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of the conduct set forth in this Section 4.3 and specifying the particulars thereof in detail. This
Section 4.3 shall not prevent Executive from challenging in any court of competent jurisdiction the Board's determination that Cause exists or that Executive has failed to cure any act (or failure to act) that purportedly formed the basis for the Board's determination. The Company must provide notice to Executive that it is intending to terminate his employment for Cause within one hundred and twenty (120) days after the Company has knowledge of the occurrence of the event it believes constitutes Cause.

If, prior to December 31, 2009, Executive voluntarily leaves his employment with the Company (other than for Good Reason (as defined in Section 4.4(b)) or due to Disability), such voluntary leaving shall not be treated as a breach of this Agreement by Executive and shall not give rise to a claim by the Company for monetary damages, but shall be treated as if it were a termination for Cause under this Section 4.3 for the purposes of this entitlement to the benefits described herein above.

                4.4 Termination without Cause or by Executive for Good Reason.

                           (a) If (i) Executive's employment is terminated by
the Company for any reason other than Cause or the death or Disability Termination of Executive, or (ii) Executive's employment is terminated by Executive for Good Reason (as defined herein), then (A) the Company shall pay to Executive a lump sum cash payment equal to the sum of (x) the Accrued Obligations and (y) his Base Salary (including the minimum increases provided therein) during the remainder of the then-current Term, (B) all Stock Options granted to Executive shall become immediately vested (to the extent not already vested) on the date of such termination and shall be exercisable through their original respective expiration dates and (D) all Additional Unit Shares shall be delivered to Executive as soon as practicable, but in no event later than the first business day of the calendar year following the calendar year in which such termination occurs unless the Additional Unit Shares shall have been previously delivered to Executive pursuant to Section 5 upon the occurrence of a Change in Control or upon a Tax Event or unless the Executive has elected in writing to defer such delivery to a later date. Further, the Company shall maintain in full force and effect for the continued benefit of Executive, his spouse and his dependents for the remaining balance of the Term the Health Benefits and life insurance programs (including, without limitation, the insurance set forth in Section 3.5(i)) in which Executive, his spouse and his dependents were participating immediately prior to the date of such termination at the level in effect and upon substantially the same terms and conditions (including without limitation contributions required by Executive for such benefits) as existed immediately prior to the date of termination; provided, that if Executive, his spouse or his dependents cannot continue to participate in the Company programs providing such benefits, the Company shall pay or reimburse the premiums for a health care program for Executive, his spouse and his dependents that is substantially equivalent to the then-current Health Benefits; but further provided, that such Health Benefits shall terminate upon the date or dates Executive receives equivalent coverage and benefits that do not include waiting period or pre-existing condition limitations, under the plans and programs of a subsequent employer (such coverage and benefits to be determined on a coverage-by-coverage or benefit-by-benefit basis). If such coverage is provided under the Company programs, then upon termination of such coverage, Executive and his dependents shall be afforded Health Benefits continuation rights in accordance with COBRA.

                           (b) "Good Reason" shall mean the following, provided
that Executive shall have given written notice thereof to the Company within one hundred and twenty (120) days after Executive has knowledge of the occurrence of the event he believes constitutes Good Reason, and the Company shall have failed to remedy the circumstances within 90 days after receipt of such notice (or acknowledges in writing that Good Reason will not be remedied), except in the case of (iv) and (x) below, in which case the remedy period shall be 15 days, and (viii) below, in which case the remedy period shall be five days:

                                    (i) material breach of the Company's
obligations hereunder;

                                    (ii) any decrease in Executive's salary as
increased during the Term (except for decreases that are in conjunction with decreases in executive salaries generally) or a failure by the Company to pay any such amounts when due or any amounts due under Sections 3.1 and 3.3 or the assignment to Executive of duties and/or responsibilities inconsistent with his status as President and Chief Executive Officer of the Company, or a material diminution in the nature of Executive's duties and/or responsibilities, reporting obligations, titles or authority, or the failure of the Board to nominate Executive as a candidate for director;

                                    (iii) the failure of Executive to be
appointed to the positions set forth in Section 1.2(a) or to be appointed as a member of the Board;

                                    (iv) the relocation by the Company of
Executive's office location to a location more than thirty (30) miles from Princeton, New Jersey, or sixty (60) miles from New York, New York;

                                    (v) the Company's material breach of
the 1996 Plan, the 1999 Plan, the 2000 Plan, the 2003 Plan, any Option Plan implemented after the Commencement Date or any of the agreements evidencing the award of Stock Options or Restricted Units;

                                    (vi) the Company's material failure to
provide the benefits set forth in Sections 3.4 and 3.5 or the failure of the Company to substantially provide any material employee benefits due to be provided to Executive (other than any such failure not inconsistent with any express provisions contained herein which failure affects all senior executive officers);

                                    (vii) the Company's failure to provide in
all material respects the indemnification set forth in Section 7.7 of this Agreement;

                                    (viii) the failure of any successor in
interest of the Company to become bound by the terms of this Agreement in accordance with Section 8.4 below;

                                    (ix) the Company's failure, after notice
from Executive, to initiate the procedures, as soon as practicable, to establish and maintain the registration statements provided for in the Prior Registration Rights Provisions and Exhibit B hereto.

Executive's right to terminate his employment hereunder for Good Reason shall not be affected by his Disability. Subject to compliance by Executive with the notice provisions of this Section 4.4(b), Executive's continued employment prior to terminating employment for Good Reason shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason. In the event Executive delivers to the Company a notice of termination for Good Reason, Executive agrees to appear before a meeting of the Board called and held for such purpose (after reasonable notice, but no more than ten days (or four days under (viii) above) at Executive's election) and specify to the Board the particulars as to why Executive believes adequate grounds for termination for Good Reason exist. No action by the Board, other than the remedy of the circumstances within the time periods specified by the first sentence of
Section 4.4(b), shall be binding on Executive.

No termination of Executive without Cause shall be effective unless such termination is in writing pursuant to action by a majority of the Board at a properly constituted meeting thereof.

                  4.5 Failure to Extend. A failure to extend this Agreement pursuant to Section 2.1 by either party shall not be treated as a termination of Executive's employment for purposes of this Agreement.

                  4.6 Mitigation.

                           (a) Executive shall not be required to mitigate
amounts payable under this Section 4 by seeking other employment or otherwise, and there shall be no offset against amounts due Executive under this Agreement on account of subsequent employment.

                           (b) Amounts owed to Executive under this Agreement,
or any of the agreements evidencing the award of Stock Options or Restricted Units shall not be offset by any claims the Company may have against Executive (other than an offset for any good faith liquidated dollar claim with respect to a breach of this Agreement) and, except with respect to such good faith liquidated dollar claim as set forth above, the Company's obligation to make the payments provided for in this Agreement or any of the agreements evidencing the award of Stock Options or Restricted Units (including the Registration Rights Provisions), and otherwise to perform its obligations hereunder and under such agreements, shall not be affected by any other circumstances, including, without limitation, any counterclaim, recoupment, defense or other right which the Company may have against Executive or others.

SECTION 5.  ACCELERATION OF ORIGINAL OPTION VESTING AND DELIVERY OF UNIT SHARES

                  5.1 Triggering Events. Unless Executive has been terminated for Cause in accordance with Section 4.3 hereof or has voluntarily left his employment with the Company (other than for Good Reason or due to Disability), in each case prior to December 31, 2009, upon the occurrence of a Change in Control, each Additional Company Stock Option shall vest (to the extent not already vested) and be exercisable through its original expiration date and, notwithstanding any notice of deferral delivered by Executive to the Company pursuant to Section 3.3(a) hereof, all Additional Unit Shares shall be distributed to Executive on the date of the Change in Control; provided, however, that in the event legislation is passed after the Commencement Date which would require that the Additional Unit Shares be delivered after a minimum period following the Change in Control in order to avoid the taxation of such Additional Unit Shares to Executive prior to the delivery date of such shares, such Additional Unit Shares shall be delivered on the earliest date permitted under such legislation, but not to exceed one year and one day from the date of the Change in Control (the "Deferred Delivery Date"). Notwithstanding the preceding sentence, in the event that the Deferred Delivery Date would be a date later than the date the Additional Unit Shares would otherwise be deliverable under Sections 3.2(c) or 4.3 hereof, then the Additional Unit Shares shall be delivered on the date specified in Sections 3.2(c) or 4.3 as if the Change in Control had not occurred, but only if this does not result in taxation of the Additional Unit Shares prior to their delivery to Executive. In the event that the Additional Unit Shares are to be delivered on a Deferred Delivery Date and cash is paid as consideration for the Company's common stock in the Change in Control, then the Company, or it successor in the Change in Control, shall deposit in an irrevocable rabbi trust with a reputable financial institution acceptable to Executive the cash equivalent of the Additional Unit Shares and such cash equivalent and any interest or earnings thereon shall be delivered to Executive on the Deferred Delivery Date.

SECTION 6.  CHANGE IN CONTROL

                  6.1 Definition of Change in Control. A "Change in Control" of the Company shall be deemed to have occurred:

                           (a) if the "beneficial ownership" (as defined in
Rule 13d-3 under the Securities Exchange Act of 1934)of securities representing more than thirty-five percent (35%) of the combined voting power of the Company Voting Securities (as herein defined) is acquired by any individual, entity or group (a "Person"), other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company or an affiliate thereof, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company (for purposes of this Agreement, "Company Voting Securities" shall mean the then outstanding voting securities of the Company entitled to vote generally in the election of directors); provided, however, that any acquisition from the Company or any acquisition pursuant to a transaction which complies with clauses (i), (ii) and (iii) of paragraph (c) of this Section 6.1 shall not be a Change in Control under this paragraph (a); or

                           (b) if individuals who, as of the date hereof,
constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                           (c) upon consummation by the Company of a
reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another entity (a "Business Combination"), in each case, unless immediately following such Business Combination; (i) more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of (x) the corporation resulting from such Business Combination (the "Surviving Corporation"), or (y) if applicable, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries (the "Parent Corporation"), is represented, directly or indirectly, by Company Voting Securities outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the Company Voting Securities, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) except to the extent that such ownership of the Company existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board, providing for such Business Combination; provided that a Business Combination that is a tax-free stock for stock merger between the Company and another entity shall not be treated as a Change in Control if Executive is the chief executive officer of the surviving public entity of such Business Combination immediately following its consummation, and such surviving entity remains publicly traded on a national securities exchange or on the NASDAQ (an "Exempt Business Combination"); or

                           (d) upon approval by the stockholders of the Company
of a complete liquidation or dissolution of the Company.

                  6.2      Gross-Up.

                           (a) Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company (or any of its affiliated entities) to or for the benefit of Executive (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any corresponding provisions of state or local tax laws, or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. The payment of a Gross-Up Payment shall not be conditioned upon the occurrence of a termination of employment.

                           (b) Subject to the provisions of Section 6.2(a), all
determinations required to be made under this Section 6.2, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally-recognized independent accounting firm selected by the Audit Committee of the Company's Board of Directors as of immediately prior to the Change in Control (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and Executive within fifteen (15) business days of the receipt of notice from Executive that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. In making its calculations, the Accounting Firm may make reasonable assumptions and approximations concerning applicable taxes and may rely upon good faith interpretations concerning the application of Code Sections 4999 and 280G, provided that such Accounting Firm's determinations are made with substantial authority, within the meaning of Section 6662 of the Code; provided, however, that Executive shall be assumed to pay federal, state and local income taxes at the highest marginal bracket. Any Gross-Up Payment, as determined pursuant to this Section 6.2, shall be paid by the Company to Executive within five (5) days of receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Executive. As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that Executive thereafter is required to make a payment of any Excise Tax (or any additional Excise Tax), the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of Executive. In the event of any claim by the Internal Revenue Service for any Excise Tax or additional Excise Tax, the Company shall have the right to control the defense of such claim and Executive shall cooperate and assist the Company in connection therewith as reasonably requested by the Company; provided that all expenses of such claim (including any additional interest or penalties) shall be paid by the Company, and the Company shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including any interests and penalties) imposed as a result of such representation and payment of costs and expenses. In addition, Executive will cooperate as reasonably requested by the Company with the Company in making any refund claim for any Excise Tax already paid, and any refunds of any such tax (or any Gross-Up Payments or other payments made by the Company in respect thereof) obtained by the Executive shall be promptly returned to the Company.

                  If the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority. In the event that the foregoing advance of funds is determined to constitute an impermissible loan to the Executive under applicable law, the Company shall advance funds to the Executive as provided in this Section 6 but shall have no right to any portion of the refund (if any such refund is obtained) unless it provides Executive with express written authorization from the applicable government authority.

SECTION 7.  RESTRICTIVE COVENANTS

                  7.1 Confidentiality. Executive acknowledges a duty of confidentiality owed to Company and shall not, at any time during or after his employment by Company, retain in writing, use, divulge, furnish, or make accessible to anyone, without the express authorization of the Board, any trade secret, private or confidential information or knowledge of Company obtained or acquired by him while so employed, except as required by law. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, Company books, records, files and know-how acquired while an employee of Company are acknowledged to be the property of Company and shall not be duplicated, removed from Company's possession or premises or made use of other than in pursuit of Company's business or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against the Company and, upon termination of employment for any reason, Executive shall deliver to Company, without further demand, all copies thereof which are then in his possession or under his control. No information shall be treated as "confidential information" if it is generally available public knowledge at the time of disclosure or use by Executive.

                  7.2 Inventions and Improvements. Executive shall promptly communicate to Company all ideas, discoveries and inventions which are or may be useful to Company or its business. Executive acknowledges that all such ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with Company heretofore or hereafter gained by him at any time during his employment with Company are the property of Company, and Executive hereby irrevocably assigns all such ideas, discoveries, inventions, and improvements to Company for its sole use and benefit, without additional compensation. The provisions of this Section 7.2 shall apply whether such ideas, discoveries, inventions, or improvements were or are conceived, made or gained by him alone or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to Company's business interests (including potential business interests), and whether or not within the specific realm of his duties. Executive shall, upon request of Company, but at no expense to Executive, at any time during or after his employment with Company, sign all instruments and documents reasonably requested by Company and otherwise cooperate with Company to protect its right to such ideas, discoveries, inventions, or improvements including applying for, obtaining, and enforcing patents and copyrights thereon in such countries as Company shall determine.

                  7.3 Noncompetition. During the Term and (A) with respect to a Date of Termination prior to January 1, 2006, for a period through December 31, 2007, and (B) thereafter, for a period of two (2) years, in each case following the Date of Termination of Executive's employment (other than a termination under Section 4.4(a), Executive shall not, without the express written consent of the Company, directly or indirectly: (i) engage, anywhere within the geographical areas in which the Company is conducting business operations or providing services as of the date of Executive's termination of employment, in the tissue engineering business (the use of implantable absorbable materials, with or without a bioactive component, to attempt to elicit a specific cellular response in order to regenerate tissue or to impede the growth of tissue or migration of cells) (the "Tissue Engineering Business"), neurosurgery business (the use of surgical instruments, implants, monitoring products or disposable products to treat the brain or central nervous system) ("Neurosurgery Business") or in any other line of business the revenues of which constituted at least 50% of the Company's revenues during the six (6) month period prior to the Date of Termination (together with the Tissue Engineering Business and Neurosurgery Business, the "Business"); (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity engaged in the Business; (iii) seek in competition with the business of Company to procure orders from or do business with any customer of Company; (iv) solicit, or contact with a view to the engagement or employment by any person or entity of, any person who is an employee of Company; (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of Company) any person or entity who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to Company; or (vi) engage in or participate in any effort or act to induce any of the customers, associates, consultants, or employees of Company to take any action which might be disadvantageous to Company; provided, however, that nothing herein shall prohibit Executive and his affiliates from owning, as passive investors, in the aggregate not more than 5% of the outstanding publicly traded stock of any corporation so engaged; and provided, further, that Executive shall not be prohibited from (1) making any investment in, being or becoming a partner, owner, officer, director or employee or agent of, or consultant to, or give financial or other assistance to, any business enterprise (including, without limitation, any investment or venture capital fund or investment bank) that makes or has made any investment in or that provides advisory, financing or underwriting services to any Person or entity engaged in the Business provided that Executive does not render services (whether as an employee, consultant, advisor or otherwise) to the division or portion of such person or entity engaged in the Business or (2) rendering services (including under (1) above) to an entity conducting its business operations or providing services in the Business, if such entity is diversified and Executive does not render services, directly or indirectly, to the division or portion of the entity which is conducting its business operations or providing services in the Business. Executive shall not be prevented from engaging in the activities set forth in
(i) through (vi) above if he terminates employment or his employment is terminated, in each case in accordance with Section 4.4(a) of this Agreement.

                  7.4      Injunctive and Other Relief.

                           (a) Executive acknowledges and agrees that the
covenants contained herein are fair and reasonable in light of the consideration paid hereunder, and that damages alone shall not be an adequate remedy for any breach by Executive of his covenants contained herein and accordingly expressly agrees that, in addition to any other remedies which Company may have, Company shall be entitled to injunctive relief in any court of competent jurisdiction for any breach or threatened breach of any such covenants by Executive. Nothing contained herein shall prevent or delay Company from seeking, in any court of competent jurisdiction, specific performance or other equitable remedies in the event of any breach or intended breach by Executive of any of its obligations hereunder.

                           (b) Notwithstanding the equitable relief available to
Company, Executive, in the event of a breach of his covenants contained in Section 7 hereof, understands and agrees that the uncertainties and delay inherent in the legal process would result in a continuing breach for some period of time, and therefore, continuing injury to Company until and unless Company can obtain such equitable relief. Therefore, in addition to such equitable relief, Company shall be entitled to monetary damages for any such period of breach until the termination of such breach, in an amount up to the amount of all monies received by Executive as a result of said breach.

If Executive should use or reveal to any other person or entity any confidential information, such use or revelation would be considered a continuing violation on a daily basis for as long as such confidential information is made use of by Executive.

                           (c) If any provision of Section 7 is determined
to be invalid or unenforceable by reason of its duration or scope, such duration or scope, or both, shall be deemed to be reduced to a duration or scope to the extent necessary to render such provision valid and enforceable. In such event, Executive shall negotiate in good faith to provide Company with lawful and enforceable protection that is most nearly equivalent to that found to be invalid or unenforceable.

                  7.5 Definition of "Company." "Company" as used in Section 7 includes all majority-owned subsidiaries of Company.

                  7.6 Continuing Operation. Except as specifically provided in this Section 7, the termination of Executive's employment or of this Agreement shall have no effect on the continuing operation of this Section 7.

                  7.7 Indemnification. Executive shall be entitled to indemnification in accordance with the Company's by-laws in effect on the date hereof and to the fullest extent permitted under Delaware law. The Company shall maintain directors' and officers' liability insurance covering the Executive on the same basis as it covers other directors and officers of the Company.

SECTION 8.  MISCELLANEOUS

                  8.1. Arbitration. Any dispute or controversy arising under or in connection with this Agreement, other than injunctive relief sought under
Section 7.4 above, shall be settled exclusively by arbitration in Princeton, New Jersey, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Executive shall be entitled to recover from the Company the amount of his legal fees (and related expenses) in excess of $50,000 in the aggregate in connection with claims or disputes under this Agreement, any of the respective agreements evidencing the grant of Stock Options, the Restricted Units and the registration statements provided for in the Prior Registration Rights Provisions and Exhibit B hereto, unless Executive is determined by the arbitrator or a court to have acted frivolously or in bad faith with respect to such claim or dispute. The reimbursement shall be made as soon as practicable following the resolution of such contest or dispute (whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses.

                  8.2. Key Employee Insurance. Company shall have the right at its expense to purchase insurance on the life of Executive, in such amounts as it shall from time to time determine, of which Company shall be the beneficiary. Executive shall submit to such physical examinations as may reasonably be required and shall otherwise cooperate with Company in obtaining such insurance.

                  8.3. Assignment; Benefit. This Agreement shall not be assignable by Executive, other than his rights to payments or benefits hereunder, which may be transferred only by will or the laws of descent and distribution. Upon Executive's death, this Agreement and all rights of Executive hereunder shall inure to the benefit of and be enforceable by Executive's beneficiary or beneficiaries, personal or legal representatives, or estate, to the extent any such person succeeds to Executive's interests under this Agreement. No rights or obligations of the Company under this Agreement may be assigned or transferred except that the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets (by merger, purchase or otherwise) which executes and delivers the agreement provided for in this Section 8.3 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

                  8.4 Notices. All notices hereunder shall be in writing and shall be sufficiently given if hand-delivered, sent by documented overnight delivery service or registered or certified mail, postage prepaid, return receipt requested or by telegram or telefax (confirmed by U.S. mail), receipt acknowledged, addressed as set forth below or to such other person and/or at such other address as may be furnished in writing by any party hereto to the other. Any such notice shall be deemed to have been given as of the date received, in the case of personal delivery, or on the date shown on the receipt or confirmation therefor, in all other cases. Any and all service of process and any other notice in any such action, suit or proceeding shall be effective against any party if given as provided in this Agreement; provided that nothing herein shall be deemed to affect the right of any party to serve process in any other manner permitted by law.

                           If to Company:

                           Integra LifeSciences Holdings Corporation
                           311 Enterprise Drive
                           Plainsboro, NJ  08536
                           Attention:  Chairman
                           (with a copy to the Company's General Counsel)
                           Facsimile:  (609) 275-9006

                           If to Executive:

                           Stuart M. Essig
                           26 Coniston Court
                           Princeton, NJ 08540
                           Facsimile:  (609) 924-7264

                  8.5      Termination Procedures.

                           (a) Any termination of Executive's employment by the
Company or by Executive during the Term (other than termination pursuant to death) shall be communicated by written Notice of Termination to the other party hereto in accordance with Section 8.4 For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

                           (b) "Date of Termination" shall mean (i) if
Executive's employment is terminated by his death, the date of death, (ii) if Executive's employment is terminated pursuant to Section 4.2, thirty (30) days after Notice of Termination (provided that Executive shall not have returned to the substantial performance of his duties on a full-time basis during such thirty (30) day period), or (iii) if Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or any later date (within thirty (30) days after the giving of such notice) set forth in such Notice of Termination; provided that in the event of a termination for Good Reason, the Date of Termination shall not be prior to the expiration of any remedy period with respect to Good Reason in Section 4.4(b).

                  8.6 Entire Agreement and Modification; Waiver. This Agreement constitutes the entire agreement between the parties hereto with respect to the matters contemplated herein and supersedes all prior agreements and understandings with respect thereto, including without limitation the Initial Employment Agreement and the Amended and Restated Employment Agreement each of which is hereby terminated; provided, that nothing herein shall affect the validity or enforceability of the Prior Stock Options, the Prior Restricted Units or the Prior Registration Rights Provisions, each of which is in full force and effect on the date hereof (provided that all references in the respective agreements evidencing such grants to "Employment Agreement" shall hereafter mean this Agreement and not the Initial Employment Agreement and the Amended and Restated Employment Agreement, as applicable). No amendment, modification, or waiver of this Agreement shall be effective unless in writing. Neither the failure nor any delay on the part of any party to exercise any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power or privilege preclude any other or further exercise of the same or of any other right, remedy, power, or privilege with respect to such occurrence or with respect to any other occurrence.

                  8.7 Governing Law. This Agreement is made pursuant to, and shall be construed and enforced in accordance with, the laws of the State of Delaware and the federal laws of the United States of America, to the extent applicable, without giving effect to otherwise applicable principles of conflicts of law.

                  8.8 Withholding. All payments hereunder shall be subject to any required withholding of Federal, state and local taxes pursuant to any applicable law or regulation.

                  8.9 Headings; Counterparts. The headings of paragraphs in this Agreement are for convenience only and shall not affect its interpretation. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which, when taken together, shall be deemed to constitute the same Agreement.

                  8.10 Further Assurances. Each of the parties hereto shall execute such further instruments and take such other actions as the other party shall reasonably request in order to effectuate the purposes of this Agreement.

                  8.11 Stockholder Approval. The Company represents and warrants to Executive that no shareholder approval is required for the Company to enter into this Agreement and (except with respect to Stock Options to be granted under plans subsequent to the 2003 Plan) provide the benefits hereunder (or thereunder), or that such stockholder approval has been obtained.

                  8.12 Noncontravention. The Company represents that the Company is not prevented from entering into or performing this Agreement by the terms of any law, order, rule or regulation, its by-laws or certificate of incorporation, or any agreement to which it is a party, other than which would not have a material adverse effect on the Company's abilities to enter into or perform this Agreement.

                  8.13 Survivorship. The respective rights and obligations of the Company and Executive hereunder shall survive any termination of this Agreement or Executive's employment to the extent necessary for the intended preservation of such rights and obligations.

                  8.14 Validity. The invalidity or enforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in force and effect.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION


                                         By:
                                         Richard E. Caruso, Chairman



                                         STUART M. ESSIG

                                    Exhibit B

                      REGISTRATION UNDER THE SECURITIES ACT

1. Registration for Registrable Securities Underlying Options or Units. The Company agrees to file a "shelf" registration statement, providing for the registration of, and the sale on a continuous or delayed basis by the Executive in accordance with the methods of distribution specified by the Executive and consistent with the terms and provisions hereof, of Registrable Securities (as defined in Paragraph 6 hereof) pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), and/or any similar rule that may be adopted by the Securities and Exchange Commission (the "Commission") as soon as practicable following the request of the Executive, and to use its commercially reasonable best efforts to cause such registration tatement to be declared effective by the Commission under the Securities Act as soon as practicable following such filing. The Company further agrees to use its commercially reasonable best efforts to maintain the effectiveness of such registration statement or registration statements until the securities registered thereunder cease to be Registrable Securities.

2. Registration Procedures. In connection with any shelf registration statement contemplated hereby, the following provisions shall apply:

(a) The Company shall furnish to the Executive, prior to the filing thereof with the Commission, a copy of such shelf registration statement and each amendment thereto and each amendment or supplement, if any, to the prospectus included therein and, subject to Paragraph 1 above, shall use its best efforts to reflect in each such document, when so filed with the Commission, such comments as the Executive reasonably may propose; provided, however, that the Company shall not be obligated to include in any such shelf registration statement, prospectus, prospectus supplement or amendment to such shelf registration statement any equested information that is unreasonable in scope taking into account the Company's most recent prospectus or prospectus supplement used in connection with a primary or secondary offering of equity securities by the Company and the Company's periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(b) The Company shall take such action as may be necessary so that (i) such shelf registration statement and any amendment thereto and any prospectus forming part thereof and any amendment or supplement thereto (and each report or other document incorporated therein by reference in each case) complies in all material respects with the Securities Act, the Exchange Act and the respective rules and regulations thereunder, (ii) such shelf registration statement and any amendment thereto does not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and
(iii) such prospectus forming part of any shelf registration statement, and any amendment or supplement to such prospectus, does not include an untrue tatement of a material fact or omit to state a material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading.

(c) The Company shall advise the Executive:

(i) when such shelf registration statement and any amendment thereto has been filed with the Commission and when such shelf registration statement or any post-effective amendment thereto has become effective;

(ii) of any request by the Commission for amendments or supplements to such shelf registration statement or the prospectus included therein or for additional information;

(iii) of the issuance by the Commission of any stop order suspending effectiveness of such shelf registration statement or the initiation of any proceedings for that purpose;

(iv) of the receipt by the Company of any notification with respect to the suspension of the qualification of the securities included in such shelf registration statement for sale in any jurisdiction or the initiation of any proceeding for such purpose; and

(v) upon the receipt of a Request for Sale under paragraph 2(f), of the existence of any circumstances or the happening of any events that would require the making of any changes in such shelf registration statement or the prospectus so that, as of such date, such shelf registration statement and the prospectus would not contain an untrue statement of a material fact and would not omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the prospectus, in light of the circumstances under which they were made) not misleading (which advice shall be accompanied by an instruction to suspend the use of the prospectus until the requisite changes have been made).

(d) The Company shall use its commercially reasonable best efforts to prevent the issuance, and if issued to obtain the withdrawal, of any order suspending the effectiveness of such shelf registration statement at the earliest possible time.

(e) The Company shall furnish to the Executive, without charge, as many copies of the prospectus (including each preliminary prospectus) included in such shelf registration statement and any amendment or supplement thereto as the Executive may reasonably request; and the Company consents (except during the continuance of any event described in Paragraph 2(c)(iii), (iv) (limited to the jurisdiction of such suspension) or (v) above) to the use of the prospectus and any amendment or supplement thereto by the Executive in connection with the offering and sale of the Registrable Securities covered by the prospectus and any amendment or supplement thereto until such time as the Securities so covered cease be Registrable Securities.

(f) The Executive shall notify the Company in writing of his intention to sell securities registered pursuant to any registration statement filed pursuant to Paragraph 1 above (any such notice, a "Request for Sale") not less than 10 days prior to the proposed Trade Date of any such sale, which Request for Sale shall include a request from the Executive or (if applicable) a managing underwriter to prepare and file an amendment or supplement to such shelf registration statement or the prospectus contained therein. "Trade Date" shall mean the date the Executive enters into any underwriting, agency or other purchase agreement or understanding for the sale of, or otherwise agrees to sell securities registered pursuant to such registration statement. No such notification shall obligate the Executive to consummate any such sale.

(g) Prior to any offering of Registrable Securities pursuant to such shelf registration statement, the Company shall register or qualify or cooperate with the Executive in connection with the registration or qualification of such Registrable Securities for offer and sale under the securities or blue sky laws of such jurisdictions as the Executive reasonably requests in writing and do any and all other acts or things necessary or advisable to enable the offer and sale in such jurisdictions of the Registrable Securities covered by such shelf registration statement; provided, however, that in no event shall the Company be obligated to (i) qualify as a foreign corporation or as a dealer in securities in any jurisdiction where it would not otherwise be required to so qualify but for this Paragraph 2(g) or (ii) file any general consent to service of process in any jurisdiction where it is not as of the date hereof so subject.

(h) The Company shall cooperate with the Executive to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold pursuant to such shelf registration statement free of any restrictive legends and in such permitted denominations and registered in such names the Executive may request in connection with the sale of Registrable Securities pursuant to such shelf registration statement.

(i) Subject to Paragraph 8 below, upon the occurrence of any event contemplated by Paragraph 2(c)(v) above, the Company shall promptly prepare a post-effective amendment to such shelf registration statement or an amendment or supplement to the related prospectus or file any other required document so that, as thereafter delivered to purchasers of the Registrable Securities included therein, the prospectus will not include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading. If the Company notifies the Executive of the occurrence of any event contemplated by Paragraphs 2(c)(iii), (iv) (limited to the jurisdiction of such suspension) or (v) above or of a delay pursuant to Paragraph 8 below, the Executive shall suspend the use of the prospectus and any proposed sales of securities registered pursuant to such registration statement until the requisite changes to the prospectus have been made or the Company has notified the Executive that the reason for such delay no longer exists, as the case may be and the Executive has received copies of a supplemented or amended prospectus which is no longer defective.

(j) The Company shall use its best efforts to comply with all applicable rules and regulations of the Commission and shall make generally available to its security holders or otherwise provide in accordance with Section 11(a) of the Securities Act as soon as practicable after the effective date of such shelf registration statement an earnings statement satisfying the provisions of
Section 11(a) of the Securities Act.

(k) The Company may require the Executive to furnish to the Company such information regarding the Executive and the distribution of such Registrable Securities as may be required by applicable law or regulation for inclusion in such shelf registration statement.

(l) The Company shall, if requested, promptly include or incorporate in a prospectus supplement or post-effective amendment to such shelf registration statement, such information as the managing underwriters reasonably agree should be included therein and to which the Company does not reasonably object and shall make all required filings of such prospectus supplement or post-effective amendment as soon as practicable after they are notified of the matters to be included or incorporated in such prospectus supplement or post-effective amendment; provided, however, that the Company shall not be obligated to include in any such prospectus supplement or post-effective amendment to such shelf egistration statement any requested information that is unreasonable in scope taking into account the Company's most recent prospectus or prospectus upplement used in connection with a primary or secondary offering of equity securities by the Company and the Company's periodic reports under the Exchange Act.

(m) The Company shall enter into such customary agreements (including an underwriting agreement in customary form in the event of an underwritten offering as set forth in Paragraph 7 below) to take all other appropriate actions in order to expedite or facilitate the registration and the disposition of the Registrable Securities, and in connection therewith, if an underwriting agreement is entered into, cause the same to contain indemnification provisions and procedures substantially identical to those set forth in Paragraph 5 below with respect to the underwriters and controlling persons of the underwriters.

(n) The Company shall:

(i) make reasonably available for inspection by the Executive, any underwriter participating in any disposition pursuant to such shelf registration statement, and any attorney, accountant or other agent retained by the Executive or any such underwriter all relevant financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries;

(ii) cause the Company's officers, directors and employees to make reasonably available for inspection all relevant information reasonably requested by the Executive or any such underwriter, attorney, accountant or agent in connection with any shelf registration statement, in each case, as is customary for similar due diligence examinations; provided, however, that any information that is designated in writing by the Company, in good faith, as confidential at the time of delivery of such information shall be kept confidential by the Executive or any such underwriter, attorney, accountant or agent, unless such disclosure is made in connection with a court proceeding or required by law, or such information becomes available to the public generally or through a third party without an accompanying obligation of confidentiality;

(iii) make such representations and warranties to the Executive and the managing underwriters, if any, in form, substance and scope as are customarily made by the Company to underwriters in primary underwritten offerings and covering matters including, but not limited to, those set forth in Paragraph 4 below;

(iv) obtain opinions of counsel to the Company (which counsel and opinions (in form and substance) shall be reasonably satisfactory to the managing underwriters, if any) addressed to the Executive and underwriters, if any, covering such matters as are customarily covered in opinions requested in underwritten offerings; provided, however, that the Company shall not be obligated to obtain such opinions in connection with any sale (other than in an underwritten offering) of securities by the Executive more than twice during any 12 consecutive month period;

(v) obtain "cold comfort" letters from the independent public accountants of the Company addressed to the Executive and the underwriters, if any, in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with primary underwritten offerings; provided, however, that the Company shall not be obligated to obtain such letters in connection with any sale (other than in an underwritten offering) of securities by the Executive more than twice during any 12 consecutive month period or, if applicable accounting procedures and practices do not permit the rendering of such "cold comfort" letter in an offering of the type being effected; and

(vi) deliver such documents and certificates as may be reasonably requested by managing underwriters, if any, and in accordance with customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

(o) The Company shall use its commercially reasonable best efforts to take all other steps necessary to effect the registration, offering and sale of the Registrable Securities covered by such shelf registration statement contemplated hereby.

(p) Executive shall not, during any period in which of any his Registrable Securities are included in any effective registration statement, effect any stabilization or other transactions or engage in any stabilization or other activity in connection with equity securities of the Company in contravention of Rule 10b-7, Regulation M, or Rule 10b-2 under the Exchange Act.

Executive shall furnish each broker through whom Executive offers Registrable Securities such number of copies of the prospectus as the broker may require and otherwise comply with the prospectus delivery requirements under the Securities Act.

3. Expenses. The Company agrees to pay Registration Expenses connection with any registration pursuant to Paragraph 1 above.

4. Representations. The Company represents and warrants to, and agrees with, the Executive that:

(a) Any registration statement and each prospectus contained therein filed pursuant to Paragraph 1 above and any further amendments or supplements to any such registration statement or prospectus, when it becomes effective or is filed with the Commission and, in the case of an underwritten offering of Registrable Securities, at the time of the closing under the underwriting agreement relating thereto, will conform in all material respects to the requirements of the Securities Act and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that this representation and warranty shall not apply to any statements or omissions made in reliance upon and in conformity with information set forth in a questionnaire (or any other written information) furnished to the Company by the Executive.

(b) Any documents incorporated by reference in any Prospectus referred to in Paragraph 3(a) above, when they become or became effective or are or were filed with the Commission, as the case may be, will conform or conformed in all material respects to the requirements of the Securities Act or the Exchange Act, as applicable, and none of such documents will contain or contained an untrue statement of a material fact or will omit or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

(c) No person has been or shall be granted registration rights inconsistent with this Agreement; provided, however, that the Company may permit any registration statement filed pursuant hereto to include securities of securityholders other than the Executive. Notwithstanding the foregoing, the Company agrees that no other securityholder of the Company shall be granted any "piggyback" rights with respect to any underwritten offering of securities being made by the Executive in accordance with the terms hereof.

5.Indemnification.

(a) Upon the registration of the Registrable Securities pursuant to a registration statement filed as contemplated by Paragraph 1 hereof (a "Registration Statement"), the Company shall, and it hereby agrees to, indemnify and hold harmless the Executive against any losses, claims, damages or liabilities to which the Executive may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions (pending or threatened) in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in any such Registration Statement under which such Registrable Securities were registered under the Securities Act, or any prospectus contained therein or furnished by the Company to the Executive, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company shall, and it hereby agrees to, reimburse the Executive for any legal or other expenses reasonably incurred by him in connection with investigating or defending any such action or claim; provided, however, that the Company shall not be liable to the Executive in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement or prospectus, or amendment or supplement, in reliance upon and in conformity with any written information (including without limitation, any questionnaire) furnished to the Company by the Executive expressly for use therein or from the failure of the Executive to comply with the prospectus delivery requirements or other applicable provisions of the securities laws.

(b) The Company may require, as a condition to filing any Registration Statement, that the Company shall have received an undertaking reasonably satisfactory to it from the Executive to (i) indemnify and hold harmless the Company, its directors, officers who sign any Registration Statement, each person, if any, who controls the Company within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act, and any other holder of Common Stock that are included in such Registration Statement against any losses, claims, damages or liabilities to which the Company or such other persons may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in such Registration Statement, or any prospectus contained therein or furnished by the Company to any such holder or underwriter, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished in writing to the Company by the Executive expressly for use therein (including, without limitation, any questionnaire), and (ii) reimburse the Company for any legal or other expenses reasonably incurred by the Company in connection with investigating or defending any such action or claim;

(c) Promptly after receipt by an indemnified party under Paragraph 5(a) or (b) above of written notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party pursuant to the indemnification provisions of or contemplated by this Paragraph 5, notify such indemnifying party in writing of the commencement of such action; but the omission to so notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party other than under the indemnification provisions of or contemplated by Paragraph 5(a) or (b) above, and then only to the extent that the indemnifying party is actually prejudiced thereby. In case any such action shall be brought against any indemnified party and it shall notify an indemnifying party of the commencement thereof, such indemnifying party shall be entitled to participate therein and (unless the indemnified party reasonably concludes that such representation would involve a conflict of interest), to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party (who shall not, except with the consent of the indemnified party, be counsel to the indemnifying Party), and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, such indemnifying party shall not be liable to such indemnified party for any legal expenses of other counsel or any other expenses, in each case subsequently incurred by such indemnified party, in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall, without the written consent of the indemnified party, effect the settlement or compromise of, or consent to the entry of any judgment with respect to, any pending or threatened action or claim in respect of which indemnification or contribution may be sought hereunder (whether or not the indemnified party is an actual or potential party to such action or claim) unless such settlement. compromise or judgment (i) includes an unconditional release of the indemnified party from all liability arising out of such action or claim and (ii) does not include a statement as to, or an admission of, fault, culpability or a failure to act, by or on behalf of any indemnified party. An indemnifying party will ot be liable for any settlement of any action or claim effected without its written consent (which shall not be unreasonably withheld).

(d) Each party hereto agrees that, if for any reason the indemnification provisions contemplated by Paragraph 5(a) or (b) are unavailable to or insufficient to hold harmless an indemnified party in respect of any losses, claims, damages or liabilities (or actions in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportion as is appropriate to reflect the relative fault of the indemnifying party and the indemnified party in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities (or actions in respect thereof), as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by such indemnifying party or by such indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or ommission. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Paragraph 5(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in this Paragraph 5(d). The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions in respect thereof) referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

6. Definitions.

(a) "Registrable Securities" shall mean (i) the 500,000-1,000,000 shares of Common Stock issuable upon exercise of the Additional Company Stock Options to be granted by the Company to the Executive pursuant to Section 3.2(b)(i)(A) of the Agreement, (ii) the 250,000 shares of Common Stock issuable upon exercise of the Additional Company Stock Options to be granted by the Company to the Executive pursuant to Section 3.2(b)(i)(B) of the Agreement and (iii) the 750,000 shares of Common Stock issuable under the Additional Restricted Units to be granted to the Executive pursuant to Section 3.2(c) of the Agreement, and in each case, any securities issued as a distribution on or acquired upon exercise of rights distributed with respect to such shares of Common Stock (collectively with the Common Stock, the "Securities"); provided that such Securities shall cease to be Registrable Securities when such Securities (x) have been sold or otherwise transferred by the Executive, whether pursuant to an effective registration statement or otherwise, or (y) have become eligible for sale pursuant to Rule 144(k) (or any similar provision then in force) under the Securities Act.

(b) "Registration Expenses" means all expenses incident to the Company's performance of or compliance with its obligations hereunder, including without limitation, (i) all Commission and any NASD registration and filing fees and expenses, (ii) all fees and expenses in connection with the qualification of the Registrable Securities for offering and sale under the State securities and blue sky laws of such States as may be reasonably requested by the Executive (provided, however, that nothing herein shall require the Company to qualify as a foreign corporation in any jurisdiction where it would not otherwise be required to qualify but for such qualification, to consent to general service of process or taxation in any such jurisdiction or to make any changes to the Company s certificate of incorporation or bylaws, (iii) all expenses relating to the preparation, printing, distribution and reproduction of any registration statement required to be filed as contemplated herein, each prospectus included therein or prepared for distribution, each amendment or supplement to the foregoing, the certificates representing the Securities and all other documents relating there, (iv) messenger and delivery expenses, (v) internal expenses (including, without limitation, all salaries and expenses of the Company officers and employees performing legal or accounting duties), (vi) fees, disbursements and expenses of counsel and independent certified public accountants of disbursements of underwriters and distribution participants customarily paid by the issuer. To the extent that any Registration Expenses are incurred, assumed or paid by the Executive, the Company shall reimburse the Executive for the full amount of the Registration Expenses so incurred, assumed or paid promptly after receipt of a request therefor. Notwithstanding the foregoing, the Executive shall pay all agency fees and commissions and underwriting discounts and commissions and the legal and other fees of underwriters, if any, resulting from any failure by Executive to consummate an underwritten offering or not covered by clause (vii), if any, attributable to the sale of such Registrable Securities and the fees and disbursements of any counsel or other advisors or experts retained by the Executive or underwriters, other than those specifically referred to above.

7. Underwriting Offering. The Executive, if he so desires, may sell Registrable Securities in an underwritten offering. In any such underwritten offering, the investment banker or bankers and manager or managers that will administer the offering will be selected by, and the underwriting arrangements with respect thereto will be approved by the Executive; provided, however, that (i) such investment bankers and managers and underwriting arrangements must be reasonably satisfactory to the Company, such satisfaction not to be unreasonably withheld,
(ii) the Company shall not be obligated to arrange for more than one underwritten offering during any consecutive twelve-month period or more than a total of five underwritten offerings and (iii) each underwritten offering shall include at least the lesser of (x) $5 million in value of Registrable Securities, or (y) 750,000 shares of Common Stock (or the equivalent thereof), or (z) the balance of the Executive's Registrable Securities. In connection with any such underwritten offering of securities, the Company will agree to customary restrictions on the ability of the Company to sell securities substantially similar to the Registrable Securities for a period not to exceed 90 days from the date of the related prospectus supplement.

8. Suspension. Notwithstanding anything contained herein, upon receipt of a Request for Sale or for registration from the Executive or a managing underwriter, the Company may delay the filing of any such registration statement or amendment or supplement if the Company in good faith has a valid business reason for such delay, including without limitation (i) that the filing of such amendment or supplement would require the Company to include therein material information that has not theretofore been made public and which the Company is not then prepared to disclose or (ii) that the offering and sale of Registrable Securities by the Executive at such time will adversely affect any offering by the Company, as the case may be, of its securities or any material acquisition or financing transaction then contemplated or pending. In connection with any public offering of its securities by the Company, executive shall enter into such "Lock up" or other agreements restricting his sales of securities of the Company for such reasonable periods not to exceed 180 days as the lead underwriters may require.

                                    Exhibit C

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   CONTRACT STOCK / RESTRICTED UNITS AGREEMENT
                                   Pursuant to
                           2003 EQUITY INCENTIVE PLAN


         AGREEMENT, dated as of July 27, 2004, by and between Integra LifeSciences Holdings Corporation, a Delaware corporation (the "Company"), and Stuart M. Essig ("Executive").

         WHEREAS, the Company and Executive have entered into an Amended and Restated Employment Agreement (the "Employment Agreement"), dated as of July 27, 2004, pursuant to which Executive will continue to serve as President and Chief Executive Officer of the Company, on the terms and conditions set forth and described therein; and

         WHEREAS, pursuant to the Employment Agreement, the Company has agreed to grant to Executive an aggregate of 750,000 (seven hundred fifty thousand) shares of contract stock in the form of restricted units (the "Units") representing an equal number of shares of restricted common stock of the Company, par value $.01 per share ("Common Stock"), on the terms set forth herein; and

         WHEREAS, the grant of Units and restricted Common Stock hereunder is being made under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (the "2003 Plan"), a copy of which is attached.

         NOW, THEREFORE, the parties agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall have the meaning set forth in the Employment Agreement, unless otherwise indicated.

2. Grant of Units. Pursuant to Section 3.2(c) of the Employment Agreement, Executive is hereby granted, as of July 27, 2004, deferred compensation in the form of 750,000 (seven hundred fifty thousand) Units pursuant to the terms of this Agreement and to the 2003 Plan.

3. Dividend Equivalents. Executive shall be paid, on a quarterly basis with respect to all outstanding Units (as such Units may be adjusted under Section
6), dividend equivalent amounts equal to the regular quarterly cash dividend payable to holders of Common Stock (to the extent regular quarterly cash dividends are paid) as if Executive were an actual shareholder with respect to the number of shares of Common Stock equal to his outstanding Units. Such dividend equivalents shall be paid on the same date as the regular quarterly cash dividend is paid by the Company in respect of the Common Stock.

4. Payments of Units.

(a) The shares of Common Stock underlying the Units (the "Unit Shares") shall be paid out to Executive on the first business day following the date Executive's employment with the Company terminates; provided, however, that Executive shall have a one-time right to elect to defer the delivery of the Unit Shares by giving written notice to the Company (but in no event shall Executive defer delivery of the Unit Shares beyond June 30, 2029) and in no event shall Executive's deferral election be effective unless (i) made at least twelve months prior to the otherwise applicable distributing date and (ii) the deferred delivery date is at least five years (or such shorter period as may be allowed under applicable law without causing any immediate taxation or imposition of interest or penalties) beyond the scheduled delivery date. The Executive's right to defer delivery of the Unit Shares shall be permitted only if such election shall not cause constructive receipt of such shares under applicable law or otherwise directly result in any interest or penalties being imposed on Executive. If such right to elect to defer would cause Executive to be subject to immediate taxation or would result in any interest or penalties being imposed, such right shall be deemed automatically modified to the minimum extent necessary (as mutually agreed by the Company and the Executive) to avoid such immediate taxation or imposition of interest or penalties. In the event a Change in Control occurs, the timing of the payment of the Unit Shares shall be governed by the terms of the Employment Agreement. Notwithstanding any election by Executive to defer delivery of Unit Shares, in the event that Executive becomes subject to income taxation on any Units or Unit Shares prior to the then currently scheduled date (or dates, as applicable) of delivery, Executive shall receive an immediate distribution of all Unit Shares which are then subject to immediate taxation. The Company shall consult with Executive before making any such distribution of Unit Shares to confirm whether Executive intends to dispute any asserted recognition of taxation on Units of Unit Shares prior to the scheduled deferred delivery date.

(b) Any Unit Shares delivered shall be deposited in an account designated by Executive and maintained at a brokerage house selected by Executive. Any such Unit Shares shall be duly authorized, fully paid and non-assessable shares, listed with NASDAQ or the principal United States securities exchange on which the Common Stock is admitted to trading and registered on the Company Registration Statement, if registration is requested by Executive.

(c) Except as otherwise provided in this Agreement, Executive shall not be deemed to be a holder of any Common Stock pursuant to a Unit until the date of the issuance of a certificate to him for such shares and, except as otherwise provided in this Agreement, Executive shall not have any rights to dividends or any other rights of a shareholder with respect to the shares of Common Stock covered by a Unit until such shares of Common Stock have been issued to him, which issuance shall not be unreasonably delayed.

(d) The Company may require that Executive pay to the Company, or the Company may otherwise withhold, at the time of payment of the value of a Unit, any such amount as is required by law or regulation to be withheld for Federal, state or local income tax or any other taxes incurred by reason of the payment.

(e) Executive's right to receive payment of any amounts under this Agreement shall be an unfunded entitlement and shall be an unsecured claim against the general assets of the Company.

(f) After payment in accordance with this Section 4, the Unit Shares may not be sold, transferred or otherwise disposed of by Executive for a period of five days after receipt of such shares by Executive, except that no such restrictions shall apply in the case of a Change in Control or if Executive determines to sell (or instruct the Company to withhold) any Unit Shares in order to satisfy any obligations Executive may have with respect to any applicable tax withholding requirements on receipt of Unit Shares.

5. Representations. The Company represents and warrants that this Agreement has been authorized by all necessary action of the Company, has been approved by the Board and is a valid and binding agreement of the Company enforceable against it in accordance with its terms and that the Unit Shares will be issued pursuant to and in accordance with the 2003 Plan, will be listed with NASDAQ or the principal United States securities exchange on which the Common Stock is admitted to trading, and will be validly issued, fully paid and non-assessable shares. The Company further represents and warrants that the grant of Units under this Agreement has been approved by the Company's Compensation Committee, that the 2003 Plan has and will have sufficient shares available to effect the distribution of the Unit Shares, and that the Company will file a Hart Scott Rodino application with respect to Executive on a timely basis, if necessary, in connection with the acquisition of Unit Shares by Executive under this Agreement.

6. Changes in the Common Stock and Adjustment of Units.

(a) In the event the outstanding shares of the Common Stock shall be changed into an increased number of shares, through a share dividend or a split-up of shares, or into a decreased number of shares, through a combination of shares, then immediately after the record date for such change, the number of Units then subject to this Agreement shall be proportionately increased, in case of such share dividend or split-up of shares, or proportionately decreased, in case of such combination of shares. In the event the Company shall issue any of its shares of stock or other securities or property (other than Common Stock which is covered by the preceding sentence), in a reclassification of the Common Stock (including without limitation any such reclassification in connection with a consolidation or merger in which the Company is the continuing entity), the kind and number of Units subject to this Agreement immediately prior thereto shall be adjusted so that the Executive shall be entitled to receive the same kind and number of shares or other securities or property which the Executive would have owned or have been entitled to receive after the happening of any of the events described above, had he owned the shares of the Common Stock represented by the Units under this Agreement immediately prior to the happening of such event or any record date with respect thereto, which adjustment shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

(b) In the event the Company shall distribute to all holders of the Common Stock evidences of its indebtedness or assets (including leveraged recapitalizations with special cash distributions, but excluding regular quarterly cash dividends), then in each case the number of Units thereafter subject to this Agreement shall be determined by multiplying the number of Units theretofore subject to this Agreement by a fraction, (i) the numerator of which shall be the then current market price per share of Common Stock (as determined in paragraph
(c) below) on the record date for such distribution, and (ii) the denominator of which shall be the then current market price per share of the Common
Stock less the then fair value (as mutually determined in good faith by the Board and the Executive) of the portion of the assets or evidences of indebtedness so distributed applicable to a share of Common Stock. Such adjustment shall be made whenever any such distribution is made, and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.

(c) For the purpose of any computation under paragraph (b) of this Section 6, the current market price per share of the Common Stock at any date shall be deemed to be the average of the daily Stock Prices (as defined herein) for 15 consecutive Trading Days (as defined herein) commencing 20 Trading Days before the date of such computation. "Stock Price" for each Trading Day shall be the "Fair Market Value" of the Common Stock (as defined in the Company Stock Option Plan, as in effect on the date of this Agreement) for such Trading Day. "Trading Day" shall be each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which the Common Stock is not traded on the exchange or in the market which is the principal United States market for the Common Stock.

(d) For the purpose of this Section 6, the term "Common Stock" shall mean (i) the class of Company securities designated as the Common Stock at the date of this Agreement, or (ii) any other class of equity interest resulting from successive changes or reclassifications of such shares consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to the second sentence of Section 6(a) above, the Executive shall become entitled to Units representing any shares other than the Common Stock, thereafter the number of such other shares represented by a Unit shall be subject to adjustment from time to time in a manner and on the terms as nearly equivalent as practicable to the provisions with respect to the shares contained in this Section 6, and the provisions of this Agreement with respect to the shares of Common Stock represented by the Units shall apply on like terms to any such other shares.

(e) In case of any consolidation of the Company or merger of the Company with another corporation as a result of which Common Stock is converted or modified, or in case of any sale or conveyance to another corporation of the property, assets and business of the Company as an entirety or substantially as an entirety, the Company shall modify the Units so as to provide the Executive with Units reflecting the kind and amount of shares and other securities and property that he would have owned or have been entitled to receive immediately after the happening of such consolidation, merger, sale or conveyance had his Units immediately prior to such action actually been shares and, if applicable, other securities of the Company represented by those Units. The provisions of this
Section 6(e) shall similarly apply to successive consolidations, mergers, sales or conveyances.

(f) If the Company distributes rights or warrants to all holders of its Common Stock entitling them to purchase shares of Common Stock at a price per share less than the current market price per share on the record date for the distribution, the Company shall distribute to Executive equivalent amounts of such rights or warrants as if Executive were an actual shareholder with respect to the number of shares of Common Stock equal to his outstanding Units. Such rights or warrants shall be exercisable at the same time, on the same terms, and for the same price as the rights or warrants distributed to holders of the Common Stock.

(g) In case any event shall occur as to which the provisions of this Section 6 are not applicable but the failure to make any adjustment would not fairly protect the rights represented by the Units in accordance with the essential intent and principles of this Section 6 then, in each such case, the Company shall make an adjustment, if any, on a basis consistent with the essential intent and principles established in this Section 6, necessary to preserve, without dilution, the rights represented by the Units. The Company will promptly notify the Executive of any such proposed adjustment.

(h) Notwithstanding anything to the contrary contained herein, the provisions of
Section 6 shall not apply to, and no adjustment is required to be made in respect of, any of the following: (i) the issuance of shares of Common Stock upon the exercise of any other rights, options or warrants that entitle the holder to subscribe for or purchase such shares (it being understood that the sole adjustment pursuant to this Section 6 in respect of the issuance of shares of Common Stock upon exercise of rights, options or warrants shall be made at the time of the issuance by the Company of such rights, options or warrants, or a change in the terms thereof); (ii) the issuance of shares of Common Stock to the Company's employees, directors or consultants pursuant to bona fide benefit plans adopted by the Company's Board; (iii) the issuance of shares of Common Stock in a bona fide public offering pursuant to a firm commitment offering;
(iv) the issuance of shares of Common Stock pursuant to any dividend reinvestment or similar plan adopted by the Company's Board to the extent that the applicable discount from the current market price for shares issued under such plan does not exceed 5%; and (v) the issuance of shares of Common Stock in any arm's length transaction, directly or indirectly, to any party.

(i) Notwithstanding anything in this Agreement to the contrary, in the event of a spin-off by the Company to its shareholders, Executive's participation in such spin-off with respect to the Units and the adjustment of the Units shall be determined in an appropriate and equitable manner, and it is the intention of the parties hereto that, to the extent practicable, such adjustment shall include an equity interest in the spin-off entity.

(j) In the event the parties hereto cannot agree upon an appropriate and equitable adjustment to the Units, the services of an independent investment banker mutually acceptable to Executive and the Company shall (at the sole expense of the Company) be retained to determine an appropriate and equitable adjustment, and such determination shall be binding upon the parties.

7. No Right to Employment. Nothing in this Agreement shall confer upon Executive the right to remain in employ of the Company or any subsidiary of the Company.

8. Nontransferability. This Agreement shall not be assignable or transferable by the Company (other than to successors of the Company) and this Agreement and the Units shall not be assignable or transferable by the Executive otherwise than by will or by the laws of descent and distribution, and the Units may be paid out during the lifetime of the Executive only to him. More particularly, but without limiting the generality of the foregoing, the Units may not be assigned, transferred (except as provided in the preceding sentence), pledged, or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Units contrary to the provisions of this Agreement, and any levy of any attachment or similar process upon the Units, shall be null and void and without effect.

9. Arbitration, Legal Fees and Expenses. If any contest or dispute shall arise between the Company and Executive regarding any provision of this Agreement, the Company shall reimburse Executive for all legal fees and expenses reasonably incurred by Executive in connection with such contest or dispute, pursuant to the provisions of Section 8.1 of the Employment Agreement. The application of this Section 9 (and Section 8.1 of the Employment Agreement) shall survive the termination of the Employment Agreement. Such reimbursement shall be made as soon as practicable following the resolution of such contest or dispute (whether or not appealed) to the extent the Company receives reasonable written evidence of such fees and expenses. Any dispute or controversy arising under or in connection with this Agreement, shall be settled exclusively by arbitration in Wilmington, Delaware in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

10. Entire Agreement. This Agreement and the Employment Agreement contain all the understandings between the parties hereto pertaining to the matters referred to herein, and supersede all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. The Executive represents that, in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by the Company with regard to the subject matter, basis or effect of this Agreement or otherwise.

11. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment or modification is agreed to in writing, signed by the Executive and by a duly authorized officer of the Company, and such waiver is set forth in writing and signed by the party to be charged. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

12. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  To the Executive:

                  Stuart M. Essig
                  26 Coniston Court
                  Princeton, NJ 08540
                  Facsimile:  609-924-7264

                  To the Company:

                  Integra LifeSciences Holdings Corporation
                  311 Enterprise Drive
                  Plainsboro, NJ  08536
                  Attention:  Chairman
                  Facsimile:  609-275-9006

                  (with a copy to the Company's General Counsel)

         Any notice delivered personally or by courier under this Section 12 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

13. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances, other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

14. Noncontravention. The Company represents that the Company is not prevented from entering into, or performing, this Agreement by the terms of any law, order, rule or regulation, its certificate of incorporation or by-laws, or any agreement to which it is a party.

15. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or Executive's employment to the extent necessary for the intended preservation of such rights and obligations.

16. Successors. This Agreement shall inure to the benefit of and be binding upon each successor of the Company, and upon the Executive's beneficiaries, legal representatives or estate, as the case may be.

17. Governing Law. This agreement will be governed by and construed in accordance with the laws of the State of Delaware, without regard to its conflicts of laws principles.

18. Headings. All descriptive headings of sections and paragraphs in this Agreement are for convenience of reference only, and they form no part of this Agreement and shall not affect its interpretation.

19. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have executed this Contract Stock / Restricted Units Agreement as of the date first above written.

                                INTEGRA LIFESCIENCES HOLDINGS CORPORATION



                                By:
                                -----------------------------------------------
                                    Richard Caruso, Chairman


                                -----------------------------------------------
                                    Stuart M. Essig