Form 10-Q
period 2005-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2005-05-10
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 5, 2005 was 29,391,459.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Consolidated Statements of Operations for the three
  months ended March 31, 2005 and 2004 (Unaudited)                                   3

Consolidated Balance Sheets as of March 31, 2005
  and December 31, 2004 (Unaudited)                                                  4

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2005 and 2004 (Unaudited)                                                5

Notes to Unaudited Consolidated Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 15

Factors that may affect our future performance                                      23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                34

Item 4.   Controls and Procedures                                                   35


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                         36

Item 6.   Exhibits                                                                  37


SIGNATURES                                                                          38

EXHIBITS                                                                            39

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 (In thousands, except per share amounts)

                                                                   Three Months Ended March 31,
                                                                     2005                2004
                                                                     ----                ----

TOTAL REVENUE ..........................................          $ 65,839             $ 52,443

COSTS AND EXPENSES
Cost of product revenues ................................           24,133               20,001
Research and development ................................            3,359                2,823
Selling, general and administrative .....................           23,916               17,007
Amortization of intangible assets........................            1,475                  883
                                                                  --------            ---------
   Total costs and expenses .............................           52,883               40,714

Operating income ........................................           12,956               11,729

Interest income .........................................              954                  928
Interest expense ........................................             (927)                (871)
Other expense, net ......................................              (93)                 (17)
                                                                  --------            ---------
Income before income taxes ..............................           12,890               11,769

Income tax expense ......................................            4,447                4,331
                                                                  --------            ---------
Net income ..............................................         $  8,443            $   7,438
                                                                  ========            =========

Basic net income per share ..............................         $   0.28            $    0.25
Diluted net income per share ............................         $   0.26            $    0.23

Weighted average common shares outstanding
Basic ...................................................           30,561               29,704
Diluted .................................................           35,144               34,373










The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                             March 31,     December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  32,763       $  69,855
  Short-term investments ..................................     43,705          30,955
  Accounts receivable, net of allowances of
    $3,326 and $2,749 .....................................     51,261          46,765
  Inventories .............................................     65,335          55,947
  Prepaid expenses and other current assets ...............     11,894          12,716
                                                             ---------       ---------
      Total current assets ................................    204,958         216,238

Non-current investments ...................................     81,463          95,172
Property, plant, and equipment, net .......................     27,685          25,461
Deferred income taxes, net ................................      9,255          15,787
Identifiable intangible assets, net .......................     70,547          59,817
Goodwill...................................................     71,789          39,237
Other assets ..............................................      4,710           5,001
                                                             ---------       ---------
Total assets ..............................................  $ 470,407       $ 456,713
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................     14,543          10,160
  Income taxes payable ....................................      1,922           1,022
  Accrued expenses and other current liabilities ..........     14,514          13,052
                                                             ---------       ---------
      Total current liabilities ...........................     30,979          24,234

Long-term debt ............................................    118,631         118,900
Deferred revenue ..........................................        287             310
Other liabilities .........................................      6,165           5,446
                                                             ---------       ---------
Total liabilities .........................................    156,062         148,890

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    29,344 and 29,202 issued at March 31, 2005 and
    December 31, 2004, respectively .......................        293             292
  Additional paid-in capital ..............................    323,391         320,602
  Treasury stock, at cost; 718 shares at March
    31, 2005 and December 31, 2004 ........................    (19,474)        (19,474)
  Accumulated other comprehensive income (loss):
     Unrealized gain on available-for-sale securities .....     (1,273)           (818)
     Foreign currency translation adjustment ..............      4,966           9,266
     Minimum pension liability adjustment .................     (1,736)         (1,780)
  Retained earnings/(Accumulated deficit) .................      8,178            (265)
                                                             ---------       ---------
    Total stockholders' equity ............................    314,345         307,823
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 470,407       $ 456,713
                                                             =========       =========





The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Three Months Ended March 31,
                                                                       2005              2004
                                                                       ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $  8,443          $  7,438
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      2,722             2,162
Deferred income tax provision ...................................      3,106             3,159
Amortization of discount and premium on investments .............        541               587
Other, net ......................................................        174               (13)
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................       (746)           (1,129)
   Inventories ..................................................     (6,011)           (3,327)
   Prepaid expenses and other current assets ....................        686               481
   Non-current assets ...........................................        221                20
   Accounts payable, accrued expenses and other liabilities .....      4,097             1,472
                                                                    --------          --------
Net cash provided by operating activities .......................     13,233            10,850
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.      4,150            71,918
Purchases of available-for-sale investments .....................     (4,350)          (82,334)
Cash used in business acquisition, net of cash acquired .........    (49,348)           (3,890)
Purchases of property and equipment .............................     (2,781)           (2,875)
                                                                    --------          --------
Net cash used in investing activities ...........................    (52,329)          (17,181)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options and warrants ..............      2,285             1,236
Repayment of bank loans .........................................         (5)               --
                                                                    --------          --------
Net cash provided by financing activities .......................      2,280             1,236
                                                                    --------          --------

Effect of exchange rate changes on cash .........................       (276)               68

Net decrease in cash and cash equivalents .......................    (37,092)           (5,027)

Cash and cash equivalents at beginning of period ................     69,855            26,054
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 32,763          $ 21,027
                                                                    ========          ========

Supplemental cash flow information:
At March 31, 2005 and 2004, the Company had $3.3 million and $2.2 million, respectively, of cash pledged as collateral in connection with its interest rate swap agreement.








The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

General

In the opinion of management, the March 31, 2005 unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

In 2004, the Company determined that its investments in auction rate securities should be classified as short term investments. Auction rate securities are reset to current interest rates periodically, but no later than every 90 days. These securities were previously recorded in cash and cash equivalents due to the liquidity provided by their short-term pricing reset features and the Company's ability to liquidate them in monthly auctions. Prior period cash flow information has been revised to conform to the current year presentation. Accordingly, cash flows from investing activities decreased by $2.1 million in the three months ended March 31, 2004. There was no impact on the Company's net income or cash flows from operations or financing activities as a result of this revision. The Company does not have any debt covenants that are affected by reported cash balances.

Certain other prior year amounts have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Standards and Other Matters

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. We are currently assessing the potential effect that Statement 151 could have on our financial position or results of operations.

In March 2004, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The application of certain paragraphs covering the measurement provisions of Issue 03-01 have been deferred pending the issuance of a final FASB Staff Position providing implementation guidance on Issue 03-01. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003. Management is currently assessing the impact that the recognition and measurement provisions of Issue 03-01 could have on our financial statements.

The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004 and has several provisions that may impact the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities taxable income. The FASB proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. Management is currently evaluating the impact of the FASB guidance related to qualified production activities on the Company's effective tax rate in future periods.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) replaces APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Pro forma footnote disclosure will no longer be an alternative to financial statement recognition.

Statement 123(R) must be adopted no later than January 1, 2006. Statement 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. Management is currently evaluating the potential impact of Statement 123(R) on our consolidated financial position and results of operations and the alternative adoption methods.

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

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                          Three Months Ended March 31,
                                                          2005          2004
                                                        --------      --------
                                                        (in thousands, except
                                                          per share amounts)
Net income:
   As reported ......................................   $ 8,443       $ 7,438
   Less: Total stock-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects .....................    (1,729)       (1,470)
                                                        --------      --------
   Pro forma ........................................   $ 6,714      $  5,968

Net income per share:
   Basic:
   As reported ......................................   $  0.28      $   0.25
   Pro forma ........................................   $  0.22      $   0.20

   Diluted:
   As reported ......................................   $  0.26      $   0.23
   Pro forma ........................................   $  0.21      $   0.19

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

BUSINESS ACQUISITIONS

On January 3, 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SA for 38.3 million euros ($51.9 million) in cash, subject to a working capital adjustment. Additionally, the Company has agreed to pay the sellers up to an additional 1,250,000 euros if each of the sellers continues his employment with Integra through January 3, 2006. This additional 1,250,000 euro payment is being accrued to general and administrative expense on a straight-line basis over the one year employment requirement period.

Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal's products include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. The company sells its products through a direct sales force in France, Belgium and the Netherlands, and through distributors in more than 30 countries, including the United States and Canada. Newdeal's target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Newdeal's reconstructive foot and ankle fixation products and Integra's regenerative products that are used in the treatment of chronic and traumatic wounds of the foot and ankle.

The following summarizes the preliminary fair value of the assets acquired and liabilities assumed:

(All amounts in thousands)
Cash .................................        $ 2,520
Other current assets .......................    8,477
Property, plant and equipment ........          1,120    Wtd. Avg. Life
Intangible assets:                                       --------------
   Tradename .........................          2,926       37 years
   Customer relationships ............          6,032       10 years
   Technology ........................          3,387       10 years
   Non-competition agreement .........            745        5 years
Goodwill .............................         34,786
Other assets .........................             43
                                              -------
   Total assets acquired .............         60,036

Liabilities assumed, excluding debt ..          7,640
Debt assumed .........................            529
                                              -------
Net assets acquired ..................        $51,867

The preliminary fair value of assets acquired and liabilities assumed was determined with the assistance of a third party valuation firm. The Company is in the process of finalizing its estimates of fair value for certain tangible assets acquired in this acquisition and expects to complete this process by the end of the second quarter.

The acquired intangible assets are being amortized over lives ranging from 5 to 40 years.

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

The goodwill acquired in the MAYFIELD/BUDDE, R&B, and Sparta acquisitions is expected to be deductible for tax purposes.

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2004 as if the acquisitions consummated in 2005 and 2004 had been completed as of the beginning of that period. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra's effective rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                             Three Months Ended
                                                               March 31, 2004
                                                                  --------
                                                               (in thousands)
Total revenue .........................................            $61,494

Net income ............................................              8,018

Basic net income per share ............................            $  0.27
Diluted net income per share ..........................            $  0.25

Because the Newdeal acquisition was consummated on January 3, 2005, the Company's results of operations for the three months ended March 31, 2005 would not have been materially different from those presented herein.

INVENTORIES

Inventories consisted of the following:

                                                        March 31, December 31,
                                                         2005          2004
                                                         ----          ----
                                                           (in thousands)
   Raw materials..............................         $13,131       $11,961
   Work-in process............................           9,189         7,496
   Finished goods.............................          43,015        36,490
                                                       -------       -------
                                                       $65,335       $55,947
                                                       =======       =======

GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2005, were as follows:

      Balance at December 31, 2004 .....................................     $ 39,237
      Newdeal acquisition ..............................................       34,786
      Foreign currency translation .....................................       (2,234)
                                                                             --------
      Balance at March 31, 2005 ........................................     $ 71,789
                                                                             ========

The components of the Company's identifiable intangible assets were as follows:

                                                  March 31, 2005          December 31, 2004
                                  Weighted    ----------------------    ----------------------
                                   Average              Accumulated               Accumulated
                                    Life        Cost    Amortization      Cost    Amortization
                                  --------    --------  ------------    --------  ------------
                                                              (in thousands)

   Completed technology .......   14 years    $ 20,089    $ (4,833)     $ 17,108    $ (4,505)
   Customer relationships .....   17 years      23,116      (3,632)       17,417      (3,214)
   Trademarks/brand names .....   36 years      31,449      (2,120)       28,689      (1,862)
   Noncompetition agreements...    5 years       7,039      (1,551)        6,352      (1,198)
   All other ..................   11 years       2,233      (1,243)        2,233      (1,203)
                                              --------  ------------    --------  ------------
                                              $ 83,926    $(13,379)     $ 71,799    $(11,982)
   Accumulated amortization ..                 (13,379)                  (11,982)
                                              --------                  --------
                                              $ 70,547                  $ 59,817
                                              ========                  ========

Annual amortization expense is expected to approximate $5.9 million in 2005, $5.8 million in 2006, $5.5 million in 2007, $5.2 million in 2008, and $4.5 million in 2009. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.       RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom and Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts:

                                                          Three Months Ended March 31
                                                               2005          2004
                                                             --------      --------
                                                                 (in thousands)

        Service cost .....................................    $   61        $   31
        Interest cost ....................................       103            92
        Expected return on plan assets ...................       (86)          (79)
        Recognized net actuarial loss ....................        35            37
                                                             --------      --------
           Net periodic benefit cost .....................    $  113        $   81

For the three months ended March 31, 2005, the Company made $41,000 of contributions to its defined benefit pension plans.

6.       COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                             2005             2004
                                                           --------         --------
                                                                 (in thousands)
  Net income ...........................................   $  8,443         $   7,438
  Foreign currency translation adjustment ..............     (4,256)             (205)
  Unrealized holding gains (losses) on
       available-for-sale securities, net of $163 tax ..       (455)              345
                                                           --------          --------
  Comprehensive income .................................   $  3,732         $   7,578
                                                           ========          ========

A significant portion of the foreign currency translation adjustment recorded for the three months ended March 31, 2005 was related to the appreciation of the U.S. dollar against the euro following the Company's acquisition of Newdeal Technologies, whose functional currency is the euro, on January 3, 2005.

7.       NET INCOME PER SHARE

Basic and diluted net income per share was as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                           2005          2004
                                                                          ------        ------
                                                                         (In thousands, except
                                                                           per share amounts)
Basic net income per share:
---------------------------
Net income .......................................................      $  8,443    $  7,438

Weighted average common shares outstanding .......................        30,561      29,704

Basic net income per share .......................................      $   0.28    $   0.25

Diluted net income per share:
---------------------------
Net income .......................................................      $  8,443    $  7,438
Add back: Interest expense and other income/(expense) related
          to convertible notes payable, net of tax ...............           544         520
                                                                        --------     --------
Net income available to common stock .............................      $  8,987    $  7,958

Weighted average common shares outstanding - Basic ...............        30,561      29,704
Effect of dilutive securities:
   Stock options .................................................         1,069       1,155
   Shares issuable upon conversion of notes payable ..............         3,514       3,514
                                                                        --------    --------
Weighted average common shares for diluted earnings per share.....        35,144      34,373

Diluted net income per share .....................................      $   0.26    $   0.23

Options outstanding at March 31, 2005 and 2004, respectively, to purchase approximately 42,000 and 35,000 shares of common stock were excluded from the computation of diluted net income per share for the three month periods ended March 31, 2005 and 2004 because their exercise price exceeded the average market price of the Company's common stock during the period.

In October 2004, the EITF reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that requires issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 were applied on a retroactive basis, and this reduced previously reported diluted earnings per share by $0.01 to $0.23 in the three months ended March 31, 2004.

8.       SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neuro-trauma, neurosurgery, reconstructive surgery and general surgery.

Revenues consisted of the following:

                                                             Three Months Ended
                                                                  March 31,
 (in thousands)                                               2005        2004
                                                             ------      ------
Implant products ...................................        $25,888     $18,332
Instruments ........................................         22,527      16,043
Monitoring products ................................         11,374      11,198
Private label products .............................          6,010       5,862
                                                             ------      ------
Total product revenues .............................         65,799      51,435
Other revenues .....................................             40       1,008
                                                             ------      ------
Total revenues .....................................        $65,839     $52,443

Certain of the Company's products, including the DuraGen(R) Dural Graft Matrix products, NeuraGen(TM) Nerve Guide, INTEGRA(R) Dermal Regeneration Template, INTEGRA(TM) Bi-Layer Matrix Wound Dressing, and BioMend(R) Absorbable Collagen Membrane, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 30% and 31% of total revenues in the three month periods ended March 31, 2005 and 2004, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Total revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)

Three months ended March 31, 2005...  $ 47,367    $ 12,762    $ 3,048     $ 2,662     $ 65,839
Three months ended March 31, 2004...    41,394       7,248      1,829       1,972       52,443

9.       COMMITMENTS AND CONTINGENCIES

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

Merck KGaA and Integra each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court (the "Supreme Court") seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005. Oral arguments before the United States Supreme Court were held in April 2005. We expect the Supreme Court to render a decision before the end of its current term.

In September 2004, the Trial Court ordered Merck KgaA to pay Integra $6.4 million in damages. following the Circuit Court's order. Further enforcement of the Trial Court's order has been stayed pending the decision of the Supreme Court.

The Company has not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify Integra against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that will satisfy the outstanding tax assessments. This settlement will not have any impact on the Company's financial statements.

In addition to these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 30% and 31% of total revenues in the three months ended March 31, 2005 and 2004, respectively.

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

RESULTS OF OPERATIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Recent acquisitions (as discussed in Note 2 to our unaudited consolidated financial statements), may make our financial results for the three month period ended March 31, 2005 not directly comparable to those of the corresponding prior year period.

Net income for the three months ended March 31, 2005 was $8.4 million, or $0.26 per diluted share, as compared to net income of $7.4 million, or $0.23 per diluted share, for the three months ended March 31, 2004.

These amounts include the following costs associated with the closing of various facilities and related transitions, and acquisition and integration related costs:

                                                                             Three Months Ended
                                                                                  March 31,
 (in thousands)                                                               2005        2004
                                                                             ------      ------
Inventory fair market value purchase accounting adjustments...........      $  269        $ --
Acquisition and integration related costs, including costs
   associated with the closing of various facilities and
   related transitions and foreign dealer terminations ...............         517          --

We believe that, given our on-going, active strategy of seeking acquisitions, identifying such costs related to acquisitions and integrations provides useful information to measure the comparative performance of our business operations.

Revenues and Gross Margin on Product Revenues

                                                             Three Months Ended
                                                                  March 31,
 (in thousands)                                               2005        2004
                                                             ------      ------

Implant products ...................................        $25,888     $18,332
Instruments ........................................         22,527      16,043
Monitoring products ................................         11,374      11,198
Private label products .............................          6,010       5,862
                                                             ------      ------
Total revenues .....................................        $65,799     $51,435
Other revenues .....................................             40       1,008
                                                             ------      ------
Total revenues .....................................        $65,839     $52,443

Cost of product revenues ...........................         24,133      20,001

Gross margin on total revenues .....................         41,706      32,442
Gross margin as a percentage of total revenues .....            63%         62%

For the quarter ended March 31, 2005, total revenues increased 26% over the prior year to $65.8 million. Domestic revenues increased $6.0 million in 2005 to $47.4 million, or 72% of total revenues, as compared to 79% of revenues in the first quarter ended March 31, 2004.

Sales of implant products and instruments, which reported a 41% and 40% increase, respectively, in sales over 2004, led our growth in revenues in 2005.

Rapid growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bilayer Matrix Wound Dressing products, and new sales of Newdeal products for the foot and ankle accounted for most of the increase in implant product revenues. Sales of our NeuraGen(TM) and NeuraWrap(TM) products increased 96% over the prior year period. Sales of our dermal repair products, including the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bilayer Matrix Wound Dressing products, and the INTEGRA(TM) Matrix Wound Dressing, increased 56% over the first quarter of 2004. Newdeal product revenues of $4.5 million met our expectations for the quarter. Sales of the NPH(TM) Low Flow Hydrocephalus Valve that we introduced in late 2004 also contributed to the growth in implant product revenues for the quarter. Our DuraGen(R) family of duraplasty products continued to grow, albeit at slower rates than in recent years.

Revenues from our instrument product lines increased principally as a result of increased sales of our JARIT surgical instrument line and from sales of the recently acquired MAYFIELD cranial stabilization product line, the ELEKTROTOM electrosurgery generators, and the SONOTOM(R) ultrasonic surgical aspirator product line.

Slower than expected acceptance of our LICOX(R) Brain Oxygen Monitoring Systems in the United States and a slow-down in the growth of our drainage systems led to minimal year-over-year growth in monitoring product revenues. We expect that the launch of Integra's NeuroSensor(R) cerebral blood flow monitoring system later this year will improve the performance of this category.

Increased sales of our Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product offset the decrease in Signature Technologies revenues following the expiration of our supply contract in June 2004.

Revenues from product lines acquired since the beginning of the second quarter of 2004 accounted for $9.4 million of the $14.4 million increase in product revenues over the prior year period. Changes in foreign currency exchange rates also accounted for $0.4 million of the increase in product revenues.

We have generated our recent product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our future revenue growth will be driven by our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and from internally developed and acquired products. We also intend to continue to acquire businesses that complement our existing businesses and products.

Our gross margin on total revenues was 63% and 62% in the quarter ended March 31, 2005 and March 31, 2004 respectively. The current quarter's gross margin benefited from strong growth in our higher margin products sold during the quarter, including the Newdeal product line. Inventory fair market value purchase accounting adjustments totaling $269,000 reduced reported gross margins by 1 percentage point in the first quarter of 2005.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:


                                                                 Three Months Ended
                                                                     March 31,
 (in thousands)                                                   2005        2004
                                                                ------      ------
Research and development ...............................            5%         5%
Selling, general and administrative ....................           36%        32%

Total other operating expenses, which exclude cost of product revenue but include amortization, increased 39% to $28.8 million in the first quarter of 2005, compared to $20.7 million in the first quarter of 2004.

Research and development expenses increased approximately $0.5 million to $3.4 million in the first quarter of 2005. Expenses increased due to higher spending on research and clinical activities related to our absorbable implant technology products. In 2005, we expect our research and development expenses as a percentage of total revenues to remain consistent with 2004 as we increase expenditures on research and clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product in the United States that was initiated in the first quarter of 2005.

Sales, general, and administrative expenses increased 41% over the prior year period to $23.9 million. In 2005, we continue to build our direct sales and marketing organizations around all three direct selling platforms and have increased corporate staff to support the recent growth in our business and integrate acquired businesses. Additionally, we have recently made significant investments in our infrastructure with the implementation of a new enterprise business system and the relocation and expansion of our distribution capabilities through a third-party service provider.

Amortization expense increased in the first quarter of 2005 as a result of amortization of intangible assets from recent acquisitions.

Non-Operating Income And Expenses

Interest expense is related to the $120 million of contingent convertible subordinated notes we have outstanding and a related interest rate swap agreement. Our reported interest expense includes $0.2 million of non-cash amortization of debt issuance costs. Debt issuance costs totaled $4.0 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our convertible notes under certain conditions. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the first quarter of 2005 and 2004, the changes in the estimated fair value of the Contingent Interest obligation were not significant.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended March 31, 2005 was not significant. Interest expense for the three months ended March 31, 2004 included a $210,000 benefit associated with the interest rate swap.

The net fair value of the interest rate swap at December 31, 2004 was $1.4 million. At March 31, 2005, the net fair value of the interest rate swap increased $0.7 million to $2.1 million and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the first quarter of 2005, we recorded a $0.8 million net increase in the carrying value of our convertible notes. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income.

Our net other expense increased by $76,000 in the first quarter of 2005 and included a $204,000 loss associated with the settlement of a foreign currency collar, which was used to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal Technologies for 38.3 million euros ($51.9 million) in January 2005.

Income tax expense was approximately 34.5% and 36.8% of income before income taxes for the first quarters of 2005 and 2004, respectively. Income tax expense for the first quarters of 2005 and 2004 included a deferred income tax provision of $3.1 million and $3.2 million, respectively. The decrease in the effective income tax rate in 2005 resulted primarily from the benefits received from the recent reorganization of our European assets.

International Operations

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the first quarter of 2005, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Total revenues by major geographic area are summarized below:


                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)

Three months ended March 31, 2005...  $ 47,367    $ 12,762    $  3,048    $  2,662    $ 65,839
Three months ended March 31, 2004...    41,394       7,248       1,829       1,972      52,443

For the three months ended March 31, 2005, revenues from customers outside the United States totaled $18.5 million, or 28% of total revenues, of which approximately 69% were to European customers. Of this amount, $14.3 million was generated in foreign currencies primarily by our subsidiaries in the Europe.

For the three months ended March 31, 2004, revenues from customers outside the United States totaled $11.0 million, or 21% of total revenues, of which approximately 66% were to European customers. Of this amount, $8.1 million was generated in foreign currencies by our subsidiaries in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2005, we had cash, cash equivalents and current and non-current investments totaling approximately $157.9 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities.

At March 31, 2005, we had $3.3 million of cash pledged as collateral in connection with our interest rate swap agreement.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $34.8 million in 2003, $39.0 million in 2004, and $13.2 million of operating cash flows in the three months ending March 31, 2005. Operating cash flows for the quarter ending March 31, 2004, were $10.9 million.

Our principal uses of funds during the three month period ended March 31, 2005 were $49.3 million for acquisition consideration, net of cash acquired, $0.2 million for purchases of investments, net of maturities and sales, and $2.8 million for purchases of property and equipment. In addition to the $13.2 million in operating cash flows for the three months ended March 31, 2005, we received $2.3 million from the issuance of common stock through the exercise of stock options during the period.

Based on our current unused net operating loss carryforward position and various other future potential tax deductions, we expect our operating cash flows to continue to benefit from actual cash tax payments being lower than our effective book income tax rate for at least the next two years.

Working Capital

At March 31, 2005 and December 31, 2004, working capital was $174.0 million and $192.0 million, respectively. The decrease in working capital was primarily related to the cash used in the Newdeal acquisition in January of 2005.

We expect our days on hand in accounts receivable and inventory to return to historic trend levels during the second half of 2005.

Debt

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

We also have outstanding long-term indebtedness totaling $0.5 million related to the recently acquired Newdeal business.

Share Repurchase Plan

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We may repurchase no more than 1.5 million shares under this program. Shares may be purchased either in the open market or in privately negotiated transactions.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term. We expect to invest approximately $3.5 million in 2005 associated with the continued worldwide implementation of our new enterprise business software. Additionally, we have agreed to pay the sellers of Newdeal Technologies SA up to an additional 1,250,000 euros if each of the sellers continues his employment with Integra through January 3, 2006.

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


OTHER MATTERS

RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER MATTERS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. We are currently assessing the potential effect that Statement 151 could have on our financial position or results of operations.

In March 2004, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The application of certain paragraphs covering the measurement provisions of Issue 03-01 have been deferred pending the issuance of a final FASB Staff Position providing implementation guidance on Issue 03-01. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003. Management is currently assessing the impact that the recognition and measurement provisions of Issue 03-01 could have on our financial statements.

The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities taxable income. The FASB proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact of the FASB guidance related to qualified production activities on our effective tax rate in future periods.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) replaces APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Pro forma footnote disclosure will no longer be an alternative to financial statement recognition.

Statement 123(R) must be adopted no later than January 1, 2006. Statement 123(R) permits companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. Management is currently evaluating the potential impact of Statement 123(R) on our consolidated financial position and results of operations and the alternative adoption methods.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, which could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

        - the impact of acquisitions;
        - the timing of significant customer orders;
        - market acceptance of our existing products, as well as products in development;
        - the timing of regulatory approvals;
        - the timing of payments  received and the recognition of those payments as revenue under  collaborative  arrangements and other alliances;
        - changes in the rate of exchange between the U.S. dollar, the euro and the British pound;
        - expenses incurred and business lost in connection with product field corrections or recalls;
        - our ability to manufacture our products efficiently; and
        - the timing of our research and development expenditures.

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

Statement 123(R) must be adopted no later than January 1, 2006. For purposes of disclosing pro forma financial results in our financial statements as if compensation cost for our stock option plans had been determined based on the fair value at the grant consistent with the provisions of Statement No. 123, we historically estimated the fair value of stock options granted prior to October 1, 2004 using the Black-Scholes valuation model. However, we estimated the pro forma additional compensation expense related to all options granted on or after October 1, 2004 using a binomial distribution model. Management believes that the binomial distribution model is preferable to the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options. Because Statement 123(R) prohibits pro forma footnote disclosure as an alternative to financial statement recognition, management is currently evaluating the potential impact that Statement 123(R) will have on our future results of operations. Previous estimates of option values using the Black-Scholes method may not be indicative of results from applying the binomial distribution model for valuing future option grants.

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors have recently introduced an onlay dural graft matrix, and other companies may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales and profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM). Suturable DuraGen(TM) and EnDura(TM) product lines, which are among our largest and fastest growing products.

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

We are also subject to the regulatory requirements of countries outside of the United States where we do business. For example, Japan is in the process of reforming its medical device regulations. A recent amendment to Japan's Pharmaceutical Affairs Law went into effect on April 1, 2005. New regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources also may be needed to comply with the extensive auditing of all manufacturing facilities of our company and our vendors by the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products as well as maintain the certain businesses in Japan. Sales in Japan accounted for approximately $3.1 million of our revenues in 2004.

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) Dural Graft Matrix, DuraGen Plus(TM) Dural Regeneration Matrix, Suturable DuraGen(TM) Dural Regeneration Matrix and DuraGen Plus(TM) Adhesion Barrier Matrix products, the NeuraGen(TM) Nerve Guide, the NeuraWrap(TM) Nerve Protector, the INTEGRA(R) Dermal Regeneration Template, the INTEGRA(TM) Bilayer Matrix and INTEGRA(TM) Matrix Wound Dressing, the Helistat(R)/Helitene(R) Absorbable Collagen Hemostatic Agents, our Absorbable Collagen Sponges, the CollaCote(R), CollaTape(R) and CollaPlug(R) Absorbable Wound Dressings and the BioMend(R) and BioMend(R) Extend Absorbable Collagen Membranes, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Recent cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

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

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

        - our collagen-based products, such as INTEGRA(R) Dermal Regeneration Template, DuraGen(R) Dural Graft Matrix, DuraGen Plus(TM) Dural Regeneration and Suturable DuraGen(TM) Dural Regeneration Matrix products, and our Absorbable Collagen Sponges;
        - our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and
        - products which use
          many different electronic parts from numerous suppliers, such as our Camino(R), Ventrix(R) and NeuroSensor(TM)lines of intracranial monitors and catheters.

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

Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

        - major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;
        - Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
        - numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
        - there has been a consolidation among health care facilities and urchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
        - we are party to contracts with group purchasing organizations that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
        - there is economic pressure to contain health care costs in international markets;
        - there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
        - there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

Regulatory Oversight Of The Medical Device Industry Might Affect The Manner In Which We May Sell Medical Devices

There are laws and regulations that regulate the means by which companies in the health care industry may market their products to health care professionals and may compete by discounting the prices of their products. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

        - government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or
        - government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

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

FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Factors that May Affect Our Future Performance" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and those set forth under the heading "Factors That May Affect our

Future Performance" in this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Foreign Currency Exchange Rate Risk

A discussion of foreign currency exchange risks is provided under the caption "International Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at March 31, 2005 would increase or decrease interest income by approximately $1.6 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At March 31, 2005, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2005, the net fair value of the interest rate swap approximated $2.1 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

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

Merck KGaA and Integra each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court (the "Supreme Court") seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005. Oral arguments before the United States Supreme Court were held in April 2005. We expect the Supreme Court to render a decision before the end of its current term.

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

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify Integra against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that will satisfy the outstanding tax assessments. This settlement will not have any impact on the Company's financial statements.



ITEM 6.    EXHIBITS

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

         Date:  May 10, 2005           /s/  Stuart M. Essig
                                       -------------------
                                       Stuart M. Essig
                                       President and Chief Executive Officer

         Date:  May 10, 2005           /s/ David B. Holtz
                                       -------------------
                                       David B. Holtz
                                       Senior Vice President, Finance

Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Surcharge-Oxley Act of 2002.