Form 10-Q
period 2005-08-09
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2005-08-09
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended June 30, 2005

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 4, 2005 was 29,492,822.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Condensed Consolidated Statements of Operations for the three
  and six months ended June 30, 2005 and 2004 (Unaudited)                            2

Condensed Consolidated Balance Sheets as of June 30, 2005
  and December 31, 2004 (Unaudited)                                                  3

Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 2005 and 2004 (Unaudited)                                                 4

Notes to Unaudited Condensed Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 14

Factors that may affect our future performance                                      24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                32

Item 4.   Controls and Procedures                                                   33


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                         34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               35

Item 4.   Submission of Matters to a Vote of Security Holders                       35

Item 6.   Exhibits                                                                  36


SIGNATURES                                                                          37

EXHIBITS                                                                            38

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 (In thousands, except per share amounts)

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                       ----------------------------   --------------------------
                                          2005             2004            2005          2004
                                          ----             ----            ----          ----
TOTAL REVENUE ........................  $69,778          $56,441        $135,617      $108,885

COSTS AND EXPENSES
Cost of product revenues (exclusive
   of amortization related to the
   manufacturing process) ............   27,139           21,665          51,271        41,666
Research and development .............    2,787            2,639           6,146         5,462
Selling, general and administrative ..   26,041           19,488          49,957        36,496
Amortization .........................    1,668            1,049           3,143         1,932
                                        -------          -------         -------       -------
   Total costs and expenses ..........   57,635           44,841         110,517        85,556

Operating income .....................   12,143           11,600          25,100        23,329

Interest income ......................      907              983           1,861         1,911
Interest expense .....................     (822)            (823)         (1,749)       (1,694)
Other income (expense), net ..........     (541)             135            (634)          118
                                        -------          -------         -------       -------
Income before income taxes ...........   11,687           11,895          24,578        23,664

Income tax expense ...................    4,032            4,377           8,480         8,708
                                        -------          -------         -------       -------
Net income............................  $ 7,655          $ 7,518         $16,098       $14,956
                                        =======          =======         =======       =======

Basic net income per share ...........  $  0.25          $  0.25         $  0.53       $  0.50

Diluted net income per share .........  $  0.23          $  0.23         $  0.49       $  0.46

Weighted average common
   shares outstanding:
      Basic ..........................   30,401           29,854          30,481        29,779
      Diluted ........................   34,739           34,479          34,941        34,426

<f1>

The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except per share amounts)


                                                             June 30,      December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  29,020       $  69,855
  Short-term investments ..................................     69,434          30,955
  Accounts receivable, net of allowances of
    $2,922 and $2,749 .....................................     46,275          46,765
  Inventories .............................................     69,206          55,947
  Prepaid expenses and other current assets ...............     11,237          12,716
                                                             ---------       ---------
      Total current assets ................................    225,172         216,238

Non-current investments ...................................     49,394          95,172
Property, plant, and equipment, net .......................     27,691          25,461
Deferred income taxes, net ................................      7,250          15,787
Identifiable intangible assets, net .......................     67,739          59,817
Goodwill...................................................     69,817          39,237
Other assets ..............................................      4,623           5,001
                                                             ---------       ---------
Total assets ..............................................  $ 451,686       $ 456,713
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................     12,788          10,160
  Income taxes payable ....................................         --           1,022
  Accrued compensation ....................................      9,313           4,212
  Other accrued expenses and current liabilities ..........     10,162           8,840
                                                             ---------       ---------
      Total current liabilities ...........................     32,263          24,234

Long-term debt ............................................    119,159         118,900
Deferred revenue ..........................................        264             310
Other liabilities .........................................      5,304           5,446
                                                             ---------       ---------
Total liabilities .........................................    156,990         148,890

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    29,467 and 29,202 issued at June 30, 2005 and
    December 31, 2004, respectively .......................        295             292
  Additional paid-in capital ..............................    325,916         320,602
  Treasury stock, at cost; 1,468 and 718 shares at
    June 30, 2005 and December 31, 2004, respectively .....    (44,124)        (19,474)
  Accumulated other comprehensive income (loss):
     Unrealized loss on available-for-sale securities .....       (963)           (818)
     Foreign currency translation adjustment ..............       (545)          9,266
     Minimum pension liability adjustment .................     (1,716)         (1,780)
  Retained earnings/(Accumulated deficit) .................     15,833            (265)
                                                             ---------       ---------
    Total stockholders' equity ............................    294,696         307,823
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 451,686       $ 456,713
                                                             =========       =========

<f1>
The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                     Six Months Ended June 30,
                                                                       2005              2004
                                                                       ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $ 16,098          $ 14,956
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      5,751             4,032
Deferred income tax provision ...................................      6,304             6,750
Amortization of discount and premium on investments .............      1,064             1,203
Other, net ......................................................        241               391
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................      3,596            (2,997)
   Inventories ..................................................    (11,085)           (5,976)
   Prepaid expenses and other current assets ....................      1,610              (780)
   Non-current assets ...........................................        104               (24)
   Accounts payable .............................................      2,488              (372)
   Income taxes payable .........................................     (1,149)            1,361
   Accrued compensation .........................................      4,882             1,031
   Other accrued expenses and current liabilities ...............       (414)            1,300
                                                                    --------          --------
Net cash provided by operating activities .......................     29,490            20,875
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.     21,077           142,863
Purchases of available-for-sale investments .....................    (15,000)         (138,156)
Cash used in business acquisition, net of cash acquired .........    (50,099)          (28,953)
Purchases of property and equipment .............................     (4,825)           (4,813)
                                                                    --------          --------
Net cash used in investing activities ...........................    (48,847)          (29,059)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options and warrants ..............      3,878             3,502
Purchases of treasury stock .....................................    (24,650)               --
Repayment of bank loans .........................................        (49)               --
                                                                    --------          --------
Net cash (used in)/provided by financing activities .............    (20,821)            3,502
                                                                    --------          --------

Effect of exchange rate changes on cash .........................       (657)               43

Net decrease in cash and cash equivalents .......................    (40,835)           (4,639)

Cash and cash equivalents at beginning of period ................     69,855            26,054
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 29,020          $ 21,415
                                                                    ========          ========


Supplemental cash flow information:
-----------------------------------
At June 30, 2005 and 2004, the Company had $3.4 million and $2.9 million, respectively, of cash pledged as collateral in connection with its interest rate swap agreement.


The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

General

In the opinion of management, the June 30, 2005 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, estimates of amounts to be paid to employees and other exit costs to be incurred in connection with the restructuring of our European operations and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

In 2004, the Company determined that its investments in auction rate securities should be classified as short term investments. Auction rate securities are reset to current interest rates periodically, but no later than every 90 days. These securities were previously recorded in cash and cash equivalents due to the liquidity provided by their short-term pricing reset features and the Company's ability to liquidate them in monthly auctions. Prior period cash flow information has been revised to conform to the current year presentation. Accordingly, cash flows from investing activities increased by $31.8 million for the six months ended June 30, 2004. There was no impact on the Company's net income or cash flows from operations or financing activities as a result of this revision. The Company does not have any debt covenants that are affected by reported cash balances.

Certain other prior year amounts have been reclassified to conform to the current year's presentation.

New Accounting Policy

Employee Termination Benefits and Other Exit-Related Costs

The Company does not have a written severance plan, nor does it offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management's discretion, the Company records these termination costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The timing of the recognition of charges for employee severance costs depends on whether the affected employees are required to render service beyond their legal notification period in order to receive the benefits. If affected employees are required to render service beyond their legal notification period, charges are recognized ratably over the future service period. Otherwise, charges are recognized when a specific plan has been confirmed by management and required employee communication requirements have been met.

For leased facilities and equipment that have been abandoned, the Company records estimated lease losses based on the fair value of the lease liability, as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income. For owned facilities and equipment that will be disposed of, the Company records impairment losses based on fair value less costs to sell. The Company also reviews the remaining useful life of long-lived assets following a decision to exit a facility and may accelerate depreciation or amortization of these assets, as appropriate.

Recently Issued Accounting Standards and Other Matters

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principles were accounted for by including a one-time cumulative effect in the period of change. This statement is effective January 1, 2006. We anticipate that this standard will have no impact on our financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. Management does not expect that Statement 151 will have a material impact on our financial position or results of operations.

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

The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004 and has several provisions that may affect the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities taxable income. The FASB proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. Management is currently evaluating the impact of the FASB guidance related to qualified production activities on the Company's effective tax rate in future periods.

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

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been as follows:

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                               2005          2004         2005          2004
                                             --------      --------     --------      --------
                                                   (in thousands, except per share amounts)
Net income:
As reported ................................  $ 7,655       $ 7,518      $16,098       $14,956
Less: Total stock-based employee
      compensation expense determined under
      the fair value-based method for all
      awards, net of related tax effects ...   (1,733)       (1,667)      (3,463)       (3,137)
                                             --------      --------     --------      --------
   Pro forma ...............................  $ 5,922       $ 5,851      $12,635       $11,819

 Net income per share:
   Basic:
   As reported .............................  $  0.25       $  0.25      $  0.53       $  0.50
   Pro forma ...............................  $  0.19       $  0.20      $  0.41       $  0.40

   Diluted:
   As reported .............................  $  0.23       $  0.23      $  0.49       $  0.46
   Pro forma ...............................  $  0.19       $  0.19      $  0.39       $  0.38

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

2. BUSINESS ACQUISITIONS

On January 3, 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SA for 38.3 million euros ($51.9 million) in cash, subject to a working capital adjustment, and $0.8 million of acquisition related expenses. Additionally, the Company has agreed to pay the sellers up to an additional 1,250,000 euros if each of the sellers continues his employment with Integra through January 3, 2006. This additional 1,250,000 euro payment is being accrued to selling, general and administrative expense on a straight-line basis over the one year employment requirement period.

Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal's products include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands, and through distributors in more than 30 countries, including the United States and Canada. Newdeal's target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Newdeal's reconstructive foot and ankle fixation products and Integra's regenerative products that are used in the treatment of chronic and traumatic wounds of the foot and ankle.

The following summarizes the fair value of the assets acquired and liabilities assumed:

(All amounts in thousands)
Cash .................................        $ 2,520
Other current assets .................          8,477
Property, plant and equipment ........          1,120    Wtd. Avg. Life
Intangible assets:                                       --------------
   Tradename .........................          2,926       37 years
   Customer relationships ............          6,032       10 years
   Technology ........................          3,387       10 years
   Non-competition agreement .........            745        5 years
Goodwill .............................         35,576
Other assets .........................             43
                                              -------
   Total assets acquired .............         60,826

Liabilities assumed, excluding debt ..          7,640
Debt assumed .........................            529
                                              -------
Net assets acquired ..................        $52,657

The fair value of assets acquired was determined with the assistance of a third-party valuation firm.

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

The following unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2004 as if the acquisitions consummated in 2005 and 2004 had been completed as of the beginning of that period. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra's marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                            For the Six Months
                                                            Ended June 30, 2004
                                                                -----------
       Total revenue ....................................         $122,938
       Net income .......................................           16,167

       Net income per share:
          Basic .........................................          $  0.54
          Diluted........................................          $  0.50

Because the Newdeal acquisition was consummated on January 3, 2005, the Company's results of operations for the six months ended June 30, 2005 would not have been materially different from those presented herein.

3. INVENTORIES

Inventories consisted of the following:

                                                     June 30, December 31,
                                                      2005          2004
                                                      ----          ----
                                                        (in thousands)
Raw materials..............................         $13,393       $11,961
Work-in process............................          10,601         7,496
Finished goods.............................          45,212        36,490
                                                    -------       -------
                                                    $69,206       $55,947
                                                    =======       =======

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended June 30, 2005, were as follows:

 Balance at December 31, 2004 .....................................     $ 39,237
 Newdeal acquisition ..............................................       35,576
 Other ............................................................           69
 Foreign currency translation .....................................       (5,065)
                                                                        --------
 Balance at June 30, 2005 .........................................     $ 69,817
                                                                        ========

The components of the Company's identifiable intangible assets were as follows:

                                                                    June 30, 2005           December 31, 2004
                                                    Weighted    ----------------------    ----------------------
                                                     Average              Accumulated               Accumulated
                                                      Life        Cost    Amortization      Cost    Amortization
                                                    --------    --------  ------------    --------  ------------
                                                                                (in thousands)

                     Completed technology .......   14 years    $ 19,265    $ (5,068)     $ 17,108    $ (4,505)
                     Customer relationships .....   18 years      22,673      (4,024)       17,417      (3,214)
                     Trademarks/brand names .....   36 years      31,232      (2,372)       28,689      (1,862)
                     Noncompetition agreements...    5 years       6,964      (1,895)        6,352      (1,198)
                     All other ..................   11 years       2,233      (1,269)        2,233      (1,203)
                                                                --------  ------------    --------  ------------
                                                                $ 82,367    $(14,628)     $ 71,799    $(11,982)
                     Accumulated amortization ..                 (14,628)                  (11,982)
                                                                --------                  --------
                                                                $ 67,739                  $ 59,817
                                                                ========                  ========

During the quarter ended June 30, 2005, the Company discontinued a product line. As a result, the Company recorded a $215,000 charge to amortization expense related to the impairment of a technology-based intangible asset associated with this discontinued product line.

Annual amortization expense is expected to approximate $6.0 million in 2005, $5.7 million in 2006, $5.4 million in 2007, $5.1 million in 2008, and $4.4 million in 2009. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.  RESTRUCTURING ACTIVITIES

During the quarter ended June 30, 2005, management announced plans to restructure the Company's European operations. The restructuring plan includes closing the Company's Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company's production facility located in Biot, France by the end of 2005. The Company plans to transition the manufacturing operations of Integra ME to its production facility in Andover,UK.

In June 2005, the Company reached an agreement with local representatives of the Integra ME workforce regarding the amount of benefits that those employees will receive in connection with the closure of that facility. The Company is currently negotiating with representatives of the Biot, France workforce regarding the amount of benefits the affected employees will receive in excess of the minimum amounts required by local labor laws.

During the quarter ended June 30, 2005, the Company also eliminated some duplicative sales and marketing positions, primarily in Europe.

In connection with these restructuring activities, the Company recorded a $2.1 million charge in the quarter ended June 30, 2005, consisting of the following:

                                                     Research         Selling
                                         Cost of        and         General and
                                          Sales     Development    Administrative    Total
                                         -------      -------         -------       -------
                                                          (in thousands)
 Employee termination costs ......       $ 1,298      $    24         $   752       $ 2,074

Below is a reconciliation of the restructuring accrual activity recorded during 2005:

                                                        Employee
                                                      Termination
                                                         Costs          Total
                                                        -------        -------
Balance at December 31, 2004 ........................   $    --        $    --
Additions ...........................................     2,074          2,074
Payments ............................................       (85)           (85)
Adjustments .........................................        --             --
                                                        -------        -------
Balance at June 30, 2005 ............................   $ 1,989        $ 1,989


Approximately 74 individuals have been identified for termination under the current restructuring plan. As of June 30, 2005, the Company has terminated six of these individuals.

The Company expects to record up to an additional $1.8 million of restructuring charges during the remainder of 2005 related to additional employee termination costs and costs associated with exiting the Integra ME facility. These amounts have not yet been recorded by the Company because either the employees are required to render service beyond their legal notification period in order to receive the benefits or the benefits have not been communicated to the affected employees.

6.  RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom and Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts:

                                           Three Months Ended     Six Months Ended
                                                 June 30
                                             2005      2004        2005      2004
                                            ------    ------      ------    ------
                                                        (in thousands)
Service cost ..........................    $   63    $   26       $ 124     $  48
Interest cost .........................       107        73         210       139
Expected return on plan assets ........       (89)      (57)       (175)     (113)
Recognized net actuarial loss .........        36        28          71        54
                                            ------   ------       ------    ------
   Net periodic benefit cost ..........    $  117    $   70       $ 230     $ 128

For the six months ended June 30, 2005, the Company made $105,000 of contributions to its defined benefit pension plans.

7. COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                       ---------------------      --------------------
                                                          2005       2004           2005        2004
                                                        --------   --------        ------      ------
                                                                          (in thousands)
   Net income ........................................    $ 7,655   $ 7,518      $ 16,098    $ 14,956
   Foreign currency translation adjustment ...........     (5,490)     (237)       (9,746)         16
   Unrealized holding gains (losses) on
        available-for-sale securities.................        292    (1,578)         (163)     (1,255)
   Less: reclassification adjustment for losses
              included in net income .................         18        --            18          --
                                                          --------  --------      --------   ---------
   Comprehensive income ..............................    $ 2,475   $ 5,703       $ 6,207    $ 13,717
                                                          ========  ========      ========   =========

A significant portion of the foreign currency translation adjustment recorded for the three- and six-month periods ended June 30, 2005 was related to the appreciation of the U.S. dollar against the euro following the Company's acquisition of Newdeal Technologies, whose functional currency is the euro, on January 3, 2005.

8. NET INCOME PER SHARE

Basic and diluted net income per share was as follows:

                                                       Three Months Ended       Six Months Ended
                                                             June 30,               June 30,
                                                       ------------------      ------------------
                                                       2005          2004       2005        2004
                                                      ------        ------     ------      ------
                                                                (In thousands, except
                                                                  per share amounts)
Basic net income per share:
---------------------------
Net income ......................................... $  7,655    $  7,518     $ 16,098   $ 14,956

Weighted average common shares outstanding .........   30,401      29,854       30,481     29,779

Basic net income per share ......................... $   0.25    $   0.25     $   0.53   $   0.50

Diluted net income per share:
-----------------------------
Net income ......................................... $  7,655    $  7,518     $ 16,098   $ 14,956
Add back: Interest expense and other income/(expense)
          related to convertible notes payable, net
          of tax .................................        488         496        1,032      1,016
                                                      --------     --------    --------   --------
Net income available to common stock .............   $  8,143    $  8,014     $ 17,130   $ 15,972

Weighted average common shares outstanding - Basic     30,401      29,854       30,481     29,779
Effect of dilutive securities:
   Stock options ..................................       824       1,111          946      1,133
   Shares issuable upon conversion of notes payable     3,514       3,514        3,514      3,514
                                                       --------    --------    --------   --------
Weighted average common shares for diluted earnings
per share.......................................       34,739      34,479       34,941     34,426

Diluted net income per share ...................      $  0.23     $  0.23      $  0.49     $ 0.46

Options outstanding at June 30, 2005 and 2004, respectively, to purchase approximately 909,000 and 29,000 shares of common stock were excluded from the computation of diluted net income per share for the three-month periods ended June 30, 2005 and 2004 because their exercise price exceeded the average market price of the Company's common stock during the period.

In October 2004, the EITF reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that requires issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 were applied on a retroactive basis, and this reduced previously reported diluted earnings per share by $0.01 to $0.23 for the three months ended June 30, 2004 and by $0.02 to $0.46 for the six months ended June 30, 2004. The impact of Issue 04-08 reduced previously reported pro forma diluted earnings per share by $0.01 to $0.19 for the three months ended June 30, 2004 and by $0.01 to $0.38 for the six months ended June 30, 2004 (see Note 1).

9. SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neuro-trauma, neurosurgery, reconstructive surgery and general surgery.

Revenues consisted of the following:

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
 (in thousands)                                     2005        2004          2005       2004
                                                   ------      ------       -------    -------
Implant products ................................$ 27,120     $19,412     $  53,008   $ 37,744
Instruments ...................................... 22,785      19,006        45,313     35,049
Monitoring products .............................. 12,025      11,813        23,399     23,011
Private label products ...........................  7,832       6,205        13,841     12,067
                                                   ------      ------       -------    -------
Total product revenues ........................... 69,762      56,436       135,561    107,871
Other revenues ...................................     16           5            56      1,014
                                                   ------      ------       -------    -------
Total revenues ...................................$69,778     $56,441     $ 135,617    108,885

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound dressing products contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 32% of total revenues in each of the three-month periods ended June 30, 2005 and 2004 and 31% of total revenues in each of the six-month periods ended June 30, 2005 and 2004. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Total revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended June 30, 2005.... $ 51,752    $ 12,982    $  2,733    $  2,311    $ 69,778
Three months ended June 30, 2004....   44,984       7,561       2,069       1,827      56,441

Six months ended June 30, 2005...... $ 99,119    $ 25,744    $  5,781    $  4,973    $135,617
Six months ended June 30, 2004......   86,379      14,809       3,898       3,799     108,885

10. COMMITMENTS AND CONTINGENCIES

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

Merck KGaA and Integra each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. In September 2004, the Trial Court ordered Merck KgaA to pay Integra $6.4 million in damages following the Circuit Court's order. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court (the "Supreme Court") seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005. Oral arguments before the United States Supreme Court were held in April 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court will review the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and build these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 31% of total revenues in the six months ended June 30, 2005 and 2004.

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

RESULTS OF OPERATIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Recent acquisitions (as discussed in Note 2 to our unaudited condensed consolidated financial statements) and restructuring activities may make our financial results for the three- and six-month periods ended June 30, 2005 not directly comparable to those of the corresponding prior year period.

During the second quarter ended June 30, 2005, we announced plans to restructure certain of our European operations. The restructuring plan includes closing our Integra ME production facility in Tuttlingen, Germany and reducing the manufacturing overhead workforce in our production facility located in Biot, France by the end of 2005. We plan to transition the manufacturing operations of Integra ME to our production facility in Andover, UK.

In June 2005, we reached an agreement with local representatives of the Integra ME workforce regarding the amount of benefits that those employees will receive in connection with the closure of that facility. We are currently negotiating with representatives of the Biot, France workforce regarding the amount of benefits the affected employees will receive in excess of the minimum amounts required by local labor laws.

During the second quarter ended June 30, 2005, we also eliminated some duplicative sales and marketing positions, primarily in Europe.

Approximately 74 individuals have been identified for termination under the current restructuring plan. As of June 30, 2005, we have terminated 6 of these individuals. In connection with this restructuring plan, we recorded a $2.1 million charge in the quarter ended June 30, 2005, for the estimated costs of employee termination benefits to be provided to the affected employees.

Net income for the three months ended June 30, 2005 was $7.7 million, or $0.23 per diluted share, as compared to net income of $7.5 million, or $0.23 per diluted share, for the three months ended June 30, 2004.

Net income for the six months ended June 30, 2005 was $16.1 million, or $0.49 per diluted share, as compared to net income of $15.0 million, or $0.46 per diluted share, for the six months ended June 30, 2004.

These amounts include the following costs associated with inventory fair value purchase accounting, employee terminations and other costs incurred in connection with post-acquisition integration activities and the consolidation of various manufacturing and distribution facilities, and costs related to product lines that have been discontinued:

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
  (in thousands)                                     2005        2004        2005        2004
                                                    ------      ------      ------      ------
Inventory fair market value purchase accounting
    adjustments ..................................  $  197      $   69      $  466      $   69
Employee termination costs .......................   2,074          --       2,074          --
Facility consolidation, acquisition
    integration and related costs ................     305          --         822          --
Costs associated with discontinued
    products lines ...............................     478          --         478          --
                                                    ------      ------      ------      ------
   Total                                            $3,054      $   69      $3,840      $   69

We believe that, given our on-going, active strategy of seeking acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, and our recent review of various product lines in relation to our current business strategy, identifying these costs provides useful information to measure the comparative performance of our business operations.

We estimate that the costs of these restructuring activities and charges associated with other acquisition and integration related activities in 2005 will not exceed $8 million in the aggregate. We have not yet recorded additional amounts for employee termination benefits because either the employees are required to render service beyond their legal notification period in order to receive the benefits or the benefits have not been communicated to the affected employees. We will record charges for other acquisitions and integration charges when the related expenses are incurred.

While we expect a positive impact of the restructuring and integration activities with projected cost savings of approximately $3 million per year for 2006 and beyond, such results remain uncertain. We expect to reinvest most of the savings from these restructuring and integration activities in further building out our European sales, marketing and distribution organization, and integrating the Newdeal group's business with our existing sales and distribution network.

Revenues and Gross Margin on Product Revenues

                                               Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
 (in thousands)                                 2005        2004          2005        2004
                                               ------      ------        ------      ------
Implant products .............................$27,120     $19,412      $ 53,008    $ 37,744
Instruments ...................................22,785      19,006        45,313      35,049
Monitoring products ...........................12,025      11,813        23,399      23,011
Private label products and other revenue....... 7,848       6,210        13,897      13,081
                                               ------      ------      --------    --------
Total revenues ...............................$69,778     $56,441      $135,617    $108,885

Cost of total revenues ....................... 27,139      21,665        51,271      41,666

Gross margin on total revenues ............... 42,639      34,776        84,346      67,218
Gross margin as a percentage of total revenues    61%         62%           62%         62%

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

For the quarter ended June 30, 2005, total revenues increased 24% over the prior year to $69.8 million. Domestic revenues increased $6.8 million in 2005 to $51.8 million, or 74% of total revenues, as compared to 80% of revenues in the quarter ended June 30, 2004.

Sales of implant products and instruments, which reported a 40% and 20% increase, respectively, in sales over 2004, led our growth in revenues in 2005.

Rapid growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bilayer Matrix Wound Dressing products, and sales of the recently acquired Newdeal products for the foot and ankle accounted for most of the increase in implant product revenues. Sales of our NeuraGen(TM) and NeuraWrap(TM) products increased 69% over the prior-year period. Sales of our INTEGRA(R) family of dermal repair products increased 47% over the second quarter of 2004. Newdeal product revenues were $4.1 million. Sales of the NPH(TM) Low Flow Hydrocephalus Valve that we introduced in late 2004 also contributed to the growth in implant product revenues for the quarter. Our DuraGen(R) family of duraplasty products achieved record revenues in the quarter, although it grew at slower rates than in recent years.

Increased sales of our JARIT(R) surgical instrument and Selector(R) Ultrasonic Aspirator product lines provided most of the internal growth in instrument product revenues. The Mayfield(R) product line acquired during the second quarter of 2004 also continues to provide strong results.

Year-over-year growth in monitoring product revenues continued to be affected by slower-than-expected acceptance of our LICOX(R) Brain Oxygen Monitoring System in the United States and slower growth in external drainage systems. We expect that our NeuroSensor(R) cerebral blood flow monitoring system and Accudrain(R) external drainage system will contribute to improvements in the performance of this category in future periods.

Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and revenues of the Biopatch(R) product that we manufacture for Johnson & Johnson, more than offset the removal of the Signature Technologies revenues from our private label products category. In the second quarter of 2005, we received a one-time royalty payment of $0.5 million based on additional patent claims associated with the Biopatch(R) product license.

Revenues from product lines acquired since the beginning of the second quarter of 2004 accounted for $5.9 million of the $13.3 million increase in total revenues over the prior-year period. Changes in foreign currency exchange rates also accounted for $0.4 million of the increase in product revenues. We continue to expect organic revenue growth to accelerate in the second half of 2005. Our long-term organic growth rate expectation for revenues is in the range of 15% to 20% per annum.

Our gross margin (exclusive of amortization related to manufacturing processes) on total revenues in the second quarter of 2005 was 61% versus 62% in second quarter of 2004. Our gross margin in 2005 was negatively affected by $1.3 million of termination costs incurred in connection with our announced European restructuring plans, $196,000 of fair value purchase accounting adjustments, and $354,000 of inventory write-offs and other charges associated with a discontinued product line and facility consolidations. We recorded $69,000 of inventory fair value purchase accounting adjustments in the second quarter of 2004.

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

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:

                                                                Three Months Ended
                                                                     June 30,
 (in thousands)                                                   2005        2004
                                                                ------      ------
Research and development ...............................            4%         5%
Selling, general and administrative ....................           37%        35%

Total other operating expenses, which consists of research and development expense, selling, general and administrative expense and amortization expense, increased 32% to $30.5 million in the second quarter of 2005, compared to $23.2 million in the second quarter of 2004.

Research and development expenses increased $148,000 to $2.8 million in the second quarter of 2005. Expenses increased due to higher spending on research and clinical activities related to our absorbable implant technology products. In 2005, we expect our research and development expenses as a percentage of total revenues to remain consistent with 2004 as we increase expenditures on research and clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product in the United States that was initiated in the first quarter of 2005.

Sales, general, and administrative expenses increased 34% over the prior year period to $26.0 million. In 2005, we continue to build our direct sales and marketing organizations around all three direct selling platforms and have increased corporate staff to support the recent growth in our business and integrate acquired businesses.
Additionally, we have recently made significant investments in our infrastructure with the implementation of a new enterprise business system and the relocation and expansion of our domestic distribution capabilities through a third-party service provider. We expect that we will continue to incur costs related to these activities during the remainder of 2005 and 2006 as we complete these activities.

Approximately $2.4 million of the $6.5 million increase in sales, general, and administrative expenses in the second quarter of 2005 represents operating costs associated with the recently acquired Newdeal acquisition. Included in these costs is a $0.4 million compensation charge related to the sellers' obligation to continue their employment with Integra through the end of 2005.

In 2005, we recorded in selling, general, and administrative expense $752,000 of costs associated with employee termination benefits from our European restructuring plan and $213,000 of other costs incurred in connection with the consolidation of various manufacturing and distribution facilities.

Amortization expense increased in the first quarter of 2005 as a result of amortization of intangible assets from recent acquisitions and a $215,000 impairment charge recorded against a technology-based intangible asset in connection with the discontinuation of a product line.

From time to time, we review our existing product lines in terms of profitability and compatibility with our current business strategy and customer call points. We also review the market effectiveness of our existing brand names and tradenames. If we determine that a product line does not meet our current minimum profitability expectations in light of the costs to sell that product, or if a particular product is not on point with our current customer call point, we may decide to discontinue that product line. Additionally, if a particular tradename or brand name is no longer effective, we may discontinue the use of that tradename or brand name. These decisions could result in future impairment charges recorded against the related inventories and intangible assets.

Non-Operating Income and Expenses

Interest expense is related to the $120 million of 2 1/2% contingent convertible subordinated notes we have outstanding and a related interest rate swap agreement. Our reported interest expense includes $0.2 million of non-cash amortization of debt issuance costs in both 2005 and 2004. Debt issuance costs totaled $4.0 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest ("Contingent Interest") on our convertible notes under certain conditions. The fair value of this Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the second quarter of 2005, the changes in the estimated fair value of the Contingent Interest obligation decreased interest expense by $180,000. In the second quarter of 2004, the change increased interest expense by $61,000.

We have an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended June 30, 2005 was not significant. Interest expense for the three months ended June 30, 2004 included a $216,000 benefit associated with the interest rate swap.

For the three month period ended June 30, 2005, the net fair value of the interest rate swap decreased $619,000 to $1.5 million and the fair value amount is included in other liabilities. In connection with this fair value hedge transaction, during the second quarter of 2005, we recorded a $584,000 increase in the carrying value of our convertible notes. During the three months ended June 30, 2004, the net fair value of the interest rate swap increased $1.4 million to $2.0 million, and the carrying value of our convertible notes decreased by $1.4 million. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income/(expense), net.

Our net other income/expense decreased by $676,000 from $135,000 of income in the second quarter of 2004 to $541,000 of expense in the second quarter of 2005. This decrease was primarily related to $522,000 of losses in 2005 from foreign currency transactions attributable the appreciation of the US dollar relative to the euro and the British pound.

Income tax expense was approximately 34.5% and 36.8% of income before income taxes for the second quarters of 2005 and 2004, respectively. Income tax expense for the second quarters of 2005 and 2004 included a deferred income tax provision of $3.2 million and $3.6 million, respectively. The decrease in the effective income tax rate in 2005 resulted primarily from the benefits received from business planning initiatives undertaken in 2004 to reorganize our European assets.

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, total revenues increased by $26.7 million, or 25%, over the six months ended June 30, 2004 to $135.6 million. Revenues from products acquired since the second quarter of 2004 accounted for $15.3 million of the $26.7 million increase in total revenues over the prior year period. Changes in foreign currency exchange rates contributed $0.8 million to the increase in total revenues. Domestic revenues increased $12.7 million compared to the six months ended June 30, 2004 to $99.1 million, or 73% of product revenues, compared to 79% reported for the six months ended June 30, 2004.

Our implant product line revenues increased over the prior year period by $15.3 million, or 40%, and includes $8.7 million of sales from our recently acquired Newdeal implant product line. The remaining increase was the result of growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(R) family of dermal repair products and as well as the ongoing launch of the NPH(TM) Low Flow Hydrocephalus Valve.

Revenues from our instrument product lines increased by $10.3 million, or 29%, over the prior-year period. This increase resulted from the impact of recently acquired product lines and strong sales growth in each of our existing instrument product lines. Revenues from our monitoring product lines increased $0.4 million, or 2%.

Our private label product revenue and other revenue increased by $816,000, or 6%, over the prior-year period, as increases in revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and revenues of the Biopatch(R) product more than offset the removal of the Signature Technologies revenues from our private label products category.

Our gross margin (exclusive of amortization related to manufacturing processes) on product revenues for the six months ended June 30, 2005 and 2004 was 62%. Our gross margin for the six months ended June 30, 2005 was negatively affected by $1.3 million of termination costs incurred in connection with our announced European restructuring plans, $465,000 of fair value purchase accounting adjustments, and $354,000 of inventory write-offs and other charges associated with a discontinued product line and facility consolidations. Offsetting the impact of these amounts was the continued growth in higher gross margin products. We recorded $69,000 of inventory fair value purchase accounting adjustments in the six month period ended 2004.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:

                                                           Six Months Ended
                                                              June 30,
 (in thousands)                                            2005      2004
                                                          ------    ------
Research and development ...............................     5 %       5 %
Selling, general and administrative ....................    37 %      34 %

Total other operating expenses, consists of research and development expense, selling, general and administrative expense and amortization expense, increased 35% to $59.2 million in the six months ended June 30, 2005, compared to $43.9 million in the prior-year period.

Research and development expenses increased $0.7 to $6.1 million in the six months ended June 30, 2005. Expenses increased because of higher spending on research and clinical activities related to our absorbable implant technology products and the addition of development personnel. These increases were offset by a decrease in external development projects costs.

Selling, general, and administrative expenses increased 37% over the prior year period to $50.0 million. In 2005, we continue to build our direct sales and marketing organizations around all three direct selling platforms and have increased corporate staff to support the recent growth in our business and integrate acquired businesses.

Approximately $4.6 million of the $13.5 million increase in sales, general, and administrative expenses in the six months ended June 30, 2005 represents operating costs derived from the recently acquired Newdeal acquisition. Included in these costs is a $0.8 million compensation charge related to the sellers' obligation to continue their employment with Integra through the end of 2005.

Amortization expense increased $1.2 to $3.1 million in 2005 as a result of amortization of intangible assets from recent acquisitions and a $215,000 impairment recorded in connection with the discontinuation of a product line.

Non-Operating Income and Expenses

Our reported interest expense in 2005 and 2004, respectively, includes $404,000 and $410,000 of amortization of debt issuance costs. The change in the estimated fair value of the Contingent Interest obligation decreased interest expense by $202,000 in 2005 and increase interest expense by $163,000 in 2004. Interest expense associated with the interest rate swap for the six months ended June 30, 2005 was not significant. Interest expense for the six months ended June 30, 2004 included a $426,000 benefit associated with the interest rate swap.

During the six months ended June 30, 2005, the net fair value of the interest rate swap increased $136,000 to $1.5 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the six months ended June 30, 2005, we recorded a $203,000 decrease in the carrying value of our convertible notes. During the six months ended June 30, 2004, the net fair value of the interest rate swap increased $882,000 to $2.0 million, and the carrying value of our convertible notes decreased by $957,000. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our net other income/expense decreased by $752,000 from $118,000 of income in 2004 to $634,000 of expense in 2005. In 2005, we recorded $714,000 of losses from foreign currency transactions attributable the appreciation of the US dollar relative to the euro and the British pound.

Income tax expense was approximately 34.5% and 36.8% of income before income taxes for 2005 and 2004, respectively. Income tax expense in 2005 and 2004 includes a deferred income tax provision of $6.3 million and $6.7 million, respectively. The decrease in the effective income tax rate in 2005 resulted primarily from the benefits received from the recent reorganization of our European assets.

International Operations

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the second quarter of 2005, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Total revenues by major geographic area are summarized below:


                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)

Three months ended June 30, 2005.... $ 51,752    $ 12,982    $  2,733    $  2,311    $ 69,778
Three months ended June 30, 2004....   44,984       7,561       2,069       1,827      56,441

Six months ended June 30, 2005...... $ 99,119    $ 25,744    $  5,781    $  4,973    $135,617
Six months ended June 30, 2004......   86,379      14,809       3,898       3,799     108,885


For the six months ended June 30, 2005, revenues from customers outside the United States totaled $36.5 million, or 27% of total revenues, of which approximately 71% were to European customers. Of this amount, $29.0 million was generated in foreign currencies primarily by our subsidiaries in Europe.

In the six months ending June 30, 2004, product revenues from customers outside the United States totaled $22.5 million, or 21% of consolidated product revenues, of which approximately 66% were to European customers. Of this amount, $16.5 million was generated in foreign currencies.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2005, we had cash, cash equivalents and current and non-current investments totaling approximately $147.8 million. Our investments consist almost entirely of highly liquid, interest bearing debt securities.

At June 30, 2005, we had $3.4 million of cash pledged as collateral in connection with our interest rate swap agreement.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $34.8 million in 2003, $39.0 million in 2004, and $29.5 million of operating cash flows in the six months ending June, 2005. Operating cash flows for the six months ending June 30, 2004, were $20.9 million.

Our principal uses of funds during the six month period ended June 30, 2005 were $50.1 million for acquisition consideration, net of cash acquired, and $4.8 million for purchases of property and equipment, and $24.7 million for the repurchase of 750,000 shares of our common stock. We received $6.1 million in cash from sales and maturities of investments, net of purchases. In addition to the $29.5 million in operating cash flows for the six months ended June 30, 2005, we received $3.9 million from the issuance of common stock through the exercise of stock options during the period.

During the six month period ended June 30, 2005, we paid $4.2 million for income taxes and $1.5 million for interest.

Based on our current unused net operating loss carryforward position and various other future potential tax deductions, we expect our operating cash flows to continue to benefit from actual cash tax payments being lower than our effective book income tax rate through 2006.

Working Capital

At June 30, 2005 and December 31, 2004, working capital was $192.9 million and $192.0 million, respectively. Working capital does not include the $49.4 million and $95.2 million of marketable securities classified as non-current at June 30, 2005 and December 31, 2004, respectively.

Accounts receivable days sales outstanding improved from approximately 69 days at December 31, 2004 to approximately 61 days at June 30, 2005 as a result of increased collection efforts during 2005. We expect our days sales outstanding to remain consistent with current levels.

Inventory days on hand increased from approximately 217 days at December 31, 2004 to approximately 246 days at June 30, 2005, primarily from higher levels of Newdeal products and instrument inventory. We expect our days on hand in inventory to decrease during the second half of 2005.

Accrued compensation increased $5.1 million during the six month period ended June 30, 2005 primarily as a result of increased headcount and the timing of payroll in 2005, the $2.0 million of accrued employee termination benefits associated with our European restructuring activities, and a $0.8 million accrued compensation charge related to the Newdeal sellers' obligation to continue their employment with Integra through the end of 2005.

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

We also have outstanding long-term indebtedness totaling $0.4 million related to the recently acquired Newdeal business.

Share Repurchase Plan

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We may repurchase no more than 1.5 million shares under this program. Shares may be purchased either in the open market or in privately negotiated transactions. Through June 30, 2005, we repurchased 750,000 shares for $24.7 million.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term. We expect to invest approximately $3.5 million in 2005 associated with the continued worldwide implementation of our new enterprise business software. Additionally, we have agreed to pay the sellers of Newdeal Technologies SA up to an additional 1,250,000 euros if each of the sellers continues his employment with Integra through January 3, 2006. We also expect to pay up to $1.7 million in 2005 to those employees who are affected by our European restructuring plans.

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

Contractual Obligations and Commitments

Under certain agreements, we are required to make royalty payments based on sales levels of certain products.

OTHER MATTERS

RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER MATTERS

Recently Issued Accounting Standards and Other Matters

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principle were accounted for by including a one-time cumulative effect in the period of change. This statement is effective January 1, 2006. This standard has no impact on our financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. Management does not expect that Statement 151 will have a material impact on our financial position or results of operations.

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

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors have introduced an onlay dural graft matrix within the past year, and other companies may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales and profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM), Suturable DuraGen(TM) and EnDura(TM) product lines, which are among our largest and fastest growing products.

Our largest competitors in the neurosurgery markets are the Medtronic Neurotechnologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun and the Valleylab division of Tyco International Ltd. In addition, many of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our reconstructive surgery business is small compared to its principal competitors, which include major medical device and wound care companies such as Smith and Nephew plc, LifeCell Corporation and Organogenesis Inc., as well as companies focused on foot and ankle surgeons including Wright Medical Group, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc. and a number of smaller companies. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for the INTEGRA(R) Dermal Regeneration Template, our duraplasty products and the NeuraGen(TM) Nerve Guide.

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

The Benefits From The Restructuring Of Our European Operations May Not Materialize.

We may incur significant costs in connection with employee severance, legal and other items related to restructuring and integration activities, largely in Europe. We estimate that the costs of our restructuring and integration activities (including the costs already incurred) will not exceed $8 million in the aggregate. While we expect a positive impact of the restructuring and integration activities with projected cost savings of approximately $3 million per year for 2006 and beyond, such results remain uncertain.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. In addition, for products with an approved Pre-Marketing Approval, the FDA requires annual reports and may require post-approval surveillance programs to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

We are also subject to the regulatory requirements of countries outside of the United States where we do business. For example, Japan is in the process of reforming its medical device regulations. A recent amendment to Japan's Pharmaceutical Affairs Law went into effect on April 1, 2005. New regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources also may be needed to comply with the extensive auditing of all manufacturing facilities of our company and our vendors by the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products as well as maintain the certain businesses in Japan. Sales in Japan accounted for approximately $3.1 million of our revenues in 2004 and $2.0 million in the six month period ended June 30, 2005.

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from cattle, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Recent cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

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

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. Competitors may develop products that are more effective, achieve more favorable reimbursement status from third-party payors, cost less or are ready for commercial introduction before our products. For example, our sales of shunt products could decline if neurosurgeons increase their use of programmable valves and we fail to introduce a competitive product, or our sales of certain catheters may be adversely affected by the recent introduction by other companies of catheters that contain anti-microbial agents intended to reduce the incidence of infection after implantation. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products and unfavorable reimbursement methodologies of third-party payors could harm acceptance of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could materially adversely affect our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

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

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

- our collagen-based products, such as the INTEGRA(R) Dermal Regeneration Template and wound dressing products, the DuraGen(R) family of products, and our Absorbable Collagen Sponges;
- our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and
- products which use many different electronic parts from numerous suppliers, such as our Camino(R), Ventrix(R) and NeuroSensor(TM) lines of intracranial monitors and catheters.

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

We May Be Involved In Lawsuits Relating To Our Intellectual Property Rights And Promotional Practices, Which May Be Expensive.

To protect or enforce our intellectual property rights, we may have to initiate legal proceedings, such as infringement suits or interference proceedings, against third parties. In addition, we may have to institute proceedings regarding our competitors' promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and esources away from our business. We may also provoke these third parties to assert claims against us.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. In 2005 and 2004, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

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

- numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
- there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
- we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
- there is economic pressure to contain health care costs in international markets;
- there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
- proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (know as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and
- there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

We are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety, laboratory practices, the maintenance of personal health information, sales and marketing practices (including product discounting practices) import-export practices and the use, handling and disposal of toxic or hazardous substances. We may also be subject to other present and possible future local, state, federal and foreign regulations.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at June 30, 2005 would increase or decrease interest income by approximately $1.5 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At June 30, 2005, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". At June 30, 2005, the net fair value of the interest rate swap approximated $1.5 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merck KGaA and Integra each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. In September 2004, the Trial Court ordered Merck KgaA to pay Integra $6.4 million in damages following the Circuit Court's order. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court (the "Supreme Court") seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005. Oral arguments before the United States Supreme Court were held in April 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court will review the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities.

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

In addition to the these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We may repurchase no more than 1.5 million shares under this program. Shares may be purchased either in the open market or in privately negotiated transactions. The following table summarizes our repurchases of our common stock during the quarter ended June 30, 2005 under this program:

                                                         Total Number         Approximate
                                                          of Shares         Dollar Value of
                                                         Purchased as        Shares that May
                      Total Number      Average       Part of Publicly     Yet be Purchased
                       of Shares       Price Paid        Announced            Under the
Period                 Purchased        per Share         Program              Program
----------------      ------------    -----------     ----------------     --------------
April 1, 2005 -
   April 30, 2005              --             --                --           $40,000,000

May 1, 2005 -
   May 31, 2005           360,200          33.38           360,200            27,976,266

June 1, 2005 -
   June 30, 2005          389,800          32.39           389,800            15,349,626
-----------------      ------------     ----------     ----------------     --------------
   Total                  750,000       $  32.87           750,000           $15,349,626

ITEM 4.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 17, 2005 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 28,613,891 shares of the Company's common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:

1. Election of directors to serve until the 2005 Annual Meeting. The following persons, all of whom were serving as directors and were management's nominees for election, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                    For                 Withheld
         ----------------------     ----------          ----------
         David C. Auth              24,203,154          750,559
         Keith Bradley              24,099,832          853,881
         Richard E. Caruso          19,410,510          5,543,203
         Stuart M. Essig            24,565,634          388,079
         James M. Sullivan          24,560,769          392,944
         Anne M. VanLent            24,667,570          286,143

On May 13, 2005, Mr. Neal Moszkowski, a director of the Company, notified the Board of Directors that he would not stand for re-election as a director at the annual meeting. As result, the Company's Board of Directors reduced the number of members of the Board of Directors from seven to six prior to the meeting.

2. Approval of Amendment to the Company's 2003 Equity Incentive Plan. The Amendment to the Company's 2003 Equity Incentive Plan was approved. The tabulation of votes was as follows:

            For            Against           Abstentions       Broker Non-Votes
         ----------        ---------        --------------    ------------------
         13,514,375        8,774,787           21,310             2,643,241

3. Ratification of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the current fiscal year was ratified. The tabulation of votes was as follows:

            For            Against          Abstentions
         ----------        ---------        --------------
         24,808,668        138,387          6,658

ITEM 6. EXHIBITS


10.1 First Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2005)

10.2 Form of Restricted Stock Agreement for non-employee directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 17, 2005)

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION





   Date:  August 9, 2005                  /s/  Stuart M. Essig
                                         -------------------
                                         Stuart M. Essig
                                         President and Chief Executive Officer

   Date:  August 9, 2005                  /s/ David B. Holtz
                                         -------------------
                                         David B. Holtz
                                         Senior Vice President, Finance

Exhibits




10.1 First Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2005)

10.2 Form of Restricted Stock Agreement for non-employee directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 17, 2005)

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.