Form 10-Q
period 2005-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2005-11-09
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 4, 2005 was 28,050,652. This amount does not include 1,579,718 shares held as treasury stock.



                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                                 Page Number
                                                                                 -----------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Condensed Consolidated Statements of Operations for the three
  and nine months ended September 30, 2005 and 2004 (Unaudited)                       3

Condensed Consolidated Balance Sheets as of September 30, 2005
  and December 31, 2004 (Unaudited)                                                   4

Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2005 and 2004 (Unaudited)                                       5

Notes to Unaudited Condensed Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  17

Factors that may affect our future performance                                       29

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 37

Item 4.   Controls and Procedures                                                    37

PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                          39

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                40

Item 6.   Exhibits                                                                   40


SIGNATURES                                                                           41

EXHIBITS                                                                             42

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 (In thousands, except per share amounts)

                                            Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                          ----------------------          --------------------
                                          2005             2004            2005          2004
                                          ----             ----            ----          ----

TOTAL REVENUE ........................  $69,333          $59,130        $204,951      $168,014

COSTS AND EXPENSES
Cost of product revenues (exclusive
   of amortization related to acquired
   intangible assets) ................   26,013           22,412          77,284        64,078
Research and development .............    3,110            5,103           9,256        10,565
Selling, general and administrative ..   22,653           42,600          72,610        79,096
Amortization .........................    1,466            1,195           4,609         3,127
                                        -------          -------         -------       -------
   Total costs and expenses ..........   53,242           71,310         163,759       156,866

Operating income (loss) ..............   16,091          (12,180)         41,192        11,148

Interest income ......................      952            1,027           2,813         2,938
Interest expense .....................   (1,345)            (784)         (3,094)       (2,478)
Other income (expense), net ..........       (4)             306            (638)          424
                                        -------          -------         -------       -------
Income (loss) before income taxes ....   15,694          (11,631)         40,273        12,032

Income tax expense (benefit) .........    5,213           (4,034)         13,693         4,674
                                        -------          -------         -------       -------
Net income (loss) ....................  $10,481          $(7,597)        $26,580       $ 7,358
                                        =======          =======         =======       =======

Basic net income (loss) per share ....  $  0.35          $ (0.25)        $  0.88       $  0.25

Diluted net income per share .........  $  0.33          $ (0.25)        $  0.82       $  0.24

Weighted average common shares outstanding:
      Basic ..........................   30,039           30,326          30,334        29,961
      Diluted ........................   34,297           30,326          34,727        31,026




The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except per share amounts)
                                                           September 30,   December 31,
                                                               2005            2004
                                                           ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................  $  37,352       $  69,855
  Short-term investments ..................................     98,430          30,955
  Accounts receivable, net of allowances of
    $2,990 and $2,749 .....................................     46,786          46,765
  Inventories .............................................     69,014          55,947
  Prepaid expenses and other current assets ...............     18,077          12,716
                                                             ---------       ---------
      Total current assets ................................    269,659         216,238

Non-current investments ...................................     23,251          95,172
Property, plant, and equipment, net .......................     27,511          25,461
Deferred income taxes, net ................................      4,182          15,787
Identifiable intangible assets, net .......................     66,183          59,817
Goodwill...................................................     69,737          39,237
Other non-current assets ..................................      5,358           5,001
                                                             ---------       ---------
Total assets ..............................................  $ 465,881       $ 456,713
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade .................................      9,118          10,160
  Income taxes payable ....................................        268           1,022
  Accrued compensation ....................................      8,449           4,212
  Other accrued expenses and current liabilities ..........     15,701           8,840
                                                             ---------       ---------
      Total current liabilities ...........................     33,536          24,234

Long-term debt ............................................    118,468         118,900
Other non-current liabilities .............................      6,275           5,756
                                                             ---------       ---------
Total liabilities .........................................    158,279         148,890

Commitments and contingencies

Stockholders' Equity:
  Common stock; $0.01 par value; 60,000 authorized shares;
    29,603 and 29,202 issued at September 30, 2005 and
    December 31, 2004, respectively .......................        296             292
  Additional paid-in capital ..............................    328,572         320,602
  Treasury stock, at cost; 1,468 and 718 shares at
    September 30, 2005 and December 31, 2004, respectively.    (44,124)        (19,474)
  Accumulated other comprehensive income (loss):
     Unrealized loss on available-for-sale securities .....       (963)           (818)
     Foreign currency translation adjustment ..............       (864)          9,266
     Minimum pension liability adjustment .................     (1,629)         (1,780)
  Retained earnings/(Accumulated deficit) .................     26,314            (265)
                                                             ---------       ---------
    Total stockholders' equity ............................    307,602         307,823
                                                             ---------       ---------
 Total liabilities and stockholders' equity ...............  $ 465,881       $ 456,713
                                                             =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                                      -4-

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                 Nine Months Ended September 30,
                                                                       2005              2004
                                                                       ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $ 26,580          $  7,358
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      8,488             6,486
Deferred income tax provision ...................................     10,004             3,379
Amortization of discount and premium on investments .............      1,543             1,854
Share-based compensation ...... .................................         77            23,535
Acquired-in process research and development ....................        500                --
Other, net ......................................................        651               440
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................      2,975            (5,209)
   Inventories ..................................................    (11,505)           (7,694)
   Prepaid expenses and other current assets ....................     (5,139)             (386)
   Non-current assets ...........................................        144              (326)
   Accounts payable .............................................     (1,337)           (1,023)
   Income taxes payable .........................................       (869)            1,186
   Accrued compensation .........................................      3,837             1,234
   Other accrued expenses and current liabilities ...............      5,938             1,149
                                                                    --------          --------
Net cash provided by operating activities .......................     41,887            31,983
                                                                    --------          --------

INVESTING ACTIVITIES:

Proceeds from sales/maturities of available-for-sale investments.     39,477           169,510
Purchases of available-for-sale investments .....................    (36,724)         (158,795)
Cash used in business acquisition, net of cash acquired .........    (50,527)          (29,244)
Purchases of property and equipment .............................     (6,632)           (5,697)
                                                                    --------          --------
Net cash used in investing activities ...........................    (54,406)          (24,226)
                                                                    --------          --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options and warrants ..............      5,368             4,194
Purchases of treasury stock .....................................    (24,650)          (14,238)
Repayment of bank loans .........................................       (270)               --
                                                                    --------          --------
Net cash used in financing activities ...........................    (19,552)          (10,044)
                                                                    --------          --------

Effect of exchange rate changes on cash .........................       (432)               70

Net decrease in cash and cash equivalents .......................    (32,503)           (2,217)

Cash and cash equivalents at beginning of period ................     69,855            26,053
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 37,352          $ 23,836
                                                                    ========          ========

<F1>

Supplemental cash flow information:
-----------------------------------
At September 30, 2005 and 2004, the Company had $3.4 million and $2.9 million, respectively, of cash pledged as collateral in connection with its interest rate swap agreement.



The accompanying notes are an integral part of these condensed consolidated financial statements

                                      -5-

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

General

In the opinion of management, the September 30, 2005 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The December 31, 2004 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

In 2004, the Company determined that its investments in auction rate securities should be classified as short-term investments. Auction rate securities are reset to current interest rates periodically, but no later than every 90 days. These securities were previously recorded in cash and cash equivalents due to the liquidity that their short-term pricing reset features and the Company's ability to liquidate them in monthly auctions provide. We have revised prior period cash flow information to conform to the current-year presentation. Accordingly, cash flows from investing activities increased by $41.9 million from that previously reported for the nine months ended September 30, 2004. This revision had no impact on the Company's net income or cash flows from operations or financing activities. These reported cash balances do not affect any debt covenants of the Company.

We have reclassified certain other prior year amounts to conform to the current year's presentation.

Employee Termination Benefits and Other Exit-Related Costs

The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management's discretion, the Company records these termination costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The timing of the recognition of charges for employee severance costs depends on whether the affected employees are required to render service beyond their legal notification period in order to receive the benefits. If affected employees are required to render service beyond their legal notification period, charges are recognized ratably over the future service period. Otherwise, charges are recognized when management has approved a specific plan and required employee communication requirements have been met.

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

Recently Issued Accounting Standards and Other Matters

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. Management does not expect that the adoption of FSP FAS 115-1 will have a material impact on the Company's financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principles were accounted for by including a one-time cumulative effect in the period of change. This statement is effective January 1, 2006. Management anticipates that this standard will have no impact on our financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. Management does not expect that Statement 151 will have a material impact on our financial position or results of operations.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may affect the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a new deduction related to qualified production activities income. The FASB proposed that the qualified production activities income deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, management believes that a tax benefit on qualified production activities income will be realized once the Company has completely utilized its unrestricted net operating losses, which is expected to occur in late 2006. Management is unable to determine the favorable impact on the effective tax rate in future periods at this time.

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

Equity-Based Compensation

The Company recognizes employee stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25."

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
(loss) per share would have been as follows:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                               2005          2004         2005          2004
                                             --------      --------     --------     --------
                                                  (in thousands, except per share amounts)
Net income (loss):
As reported ................................  $10,481       $(7,597)     $26,580       $ 7,358
Add back: Total stock-based employee
          compensation expense determined
          under the intrinsic value-based
          method for all awards, net
          of related tax effects ...........       30        15,372           53        15,372
Less: Total stock-based employee
      compensation expense determined under
      the fair value-based method for all
      awards, net of related tax effects ...   (1,897)      (16,991)      (5,383)      (19,899)
                                             --------      --------     --------       --------
   Pro forma ...............................  $ 8,614      $ (9,216)     $21,250       $ 2,831

 Net income (loss) per share:
   Basic:
   As reported .............................  $  0.35       $ (0.25)     $  0.88       $  0.25
   Pro forma ...............................  $  0.29       $ (0.30)     $  0.70       $  0.09

   Diluted:
   As reported .............................  $  0.33       $ (0.25)     $  0.82       $  0.24
   Pro forma ...............................  $  0.28       $ (0.30)     $  0.67       $  0.09

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense related to all options granted prior to October 1, 2004 was calculated based on the fair value of each option grant using the Black-Scholes model, while the pro forma additional compensation expense related to all options granted on or after October 1, 2004 was calculated based on the fair value of each option grant using the binomial distribution model. Management believes that the binomial distribution model is more appropriate than the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.

2. BUSINESS ACQUISITIONS

On September 7, 2005, the Company announced the signing of a definitive agreement to acquire the assets of the Radionics Division of Tyco Healthcare Group, L.P. for $80 million in cash, subject to certain adjustments. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally-invasive medical instruments and systems for radiation therapy. Radionics' products include the CRW(TM) stereotactic system, the XKnife(TM) stereotactic radiosurgery system, the OmniSight(TM) EXcel image guided surgery system, and the CUSA EXcel(TM) ultrasonic surgical aspiration system. Completion of the transaction is subject to customary closing conditions, a fiscal year-end financial audit, regulatory approvals and expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended. We do not expect the transaction to close before the end of 2005.

On September 13, 2005, the Company acquired the intellectual property estate of Eunoe, Inc. for $500,000 in cash. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt(R) system for the treatment of Alzheimer's disease patients. The acquisition of the Eunoe intellectual property estate and clinical trial data extends the Company's technology base relevant to the management of conditions that require regulation of cerebrospinal fluid flow within the brain. The traditional application of this technology is for the treatment of hydrocephalus, a market in which Integra currently competes. The acquired intellectual property has not been developed into a product that has been approved by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid. Accordingly, the Company recorded the entire acquisition price as an in-process research and development charge in the three-month period ended September 30, 2005. This transaction was accounted for as an asset purchase because the acquired assets did not constitute a business under FASB Statement No 141 "Business Combinations".

On January 3, 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SA for $51.9 million (38.3 million euros) in cash, subject to a working capital adjustment, and $0.8 million of acquisition related expenses. Additionally, the Company has agreed to pay the sellers up to an additional 1,250,000 euros if the sellers continue their employment with the Company through January 3, 2006. This additional 1,250,000 euro payment is being accrued to selling, general and administrative expense on a straight-line basis over the one-year employment requirement period.

Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal's products include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands, and through distributors in more than 30 countries, including the United States and Canada. Newdeal's target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Newdeal's reconstructive foot and ankle fixation products and the Company's regenerative products that are used in the treatment of chronic and traumatic wounds of the foot and ankle.

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

In May 2004, the Company acquired the MAYFIELD(R) Cranial Stabilization and Positioning Systems and the BUDDE(R) Halo Retractor System business from Schaerer Mayfield USA, Inc. (formerly Ohio Medical Instrument Company) for $20.0 million in cash paid at closing, a $0.3 million working capital adjustment, and $0.3 million of acquisition related expenses. The MAYFIELD and BUDDE lines include skull clamps, headrests, reusable and disposable skull pins, blades, retractor systems, and spinal implants. MAYFIELD systems are the market leader in the United States, and neurosurgeons have used them for over thirty years. The products are sold in the United States through the Integra NeuroSciences direct sales organization and in international markets through distributors.

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

In January 2004, the Company acquired the R&B instrument business from R&B Surgical Solutions, LLC for $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company markets these products through its JARIT(R) sales organization.

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

The goodwill acquired in the MAYFIELD/BUDDE, R&B, and Sparta acquisitions are deductible for tax purposes.

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2004 as if the acquisitions consummated in 2005 and 2004 had been completed as of the beginning of that period. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with the Company's marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                                For the Nine
                                                                Months Ended
                                                             September 30, 2004
                                                             ------------------
                                                               (in thousands)
       Total revenue ....................................         $184,699
       Net income .......................................            7,891

       Net income per share:
          Basic .........................................          $  0.26
          Diluted........................................          $  0.25

Because the Newdeal acquisition was consummated on January 3, 2005, the Company's results of operations for the nine months ended September 30, 2005 would not have been materially different from those presented herein.

3. INVENTORIES

Inventories consisted of the following:

                                                  September 30, December 31,
                                                      2005          2004
                                                      ----          ----
                                                        (in thousands)
Raw materials..............................         $14,237       $11,961
Work-in process............................          10,058         7,496
Finished goods.............................          44,719        36,490
                                                    -------       -------
                                                    $69,014       $55,947
                                                    =======       =======

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, were as follows:

                                                                     (in thousands)
 Balance at December 31, 2004 .....................................     $ 39,237
 Newdeal acquisition ..............................................       35,576
 Other ............................................................           69
 Foreign currency translation .....................................       (5,145)
                                                                        --------
 Balance at September 30, 2005 ....................................     $ 69,737
                                                                        ========

The components of the Company's identifiable intangible assets were as follows:

                                              September 30, 2005        December 31, 2004
                                Weighted    ----------------------    ----------------------
                                 Average              Accumulated               Accumulated
                                  Life        Cost    Amortization      Cost    Amortization
                                --------    --------  ------------    --------  ------------
                                                            (in thousands)
Completed technology .......   14 years    $ 19,129    $ (5,397)     $ 17,108    $ (4,505)
Customer relationships .....   18 years      22,659      (4,443)       17,417      (3,214)
Trademarks/brand names .....   36 years      31,227      (2,629)       28,689      (1,862)
Noncompetition agreements...    5 years       6,961      (2,255)        6,352      (1,198)
All other ..................   11 years       2,233      (1,302)        2,233      (1,203)
                                            --------  ------------    --------  ------------
                                            $ 82,209    $(16,026)     $ 71,799    $(11,982)
Accumulated amortization ..                 (16,026)                  (11,982)
                                            --------                  --------
                                            $ 66,183                  $ 59,817
                                            ========                  ========

The Company discontinued a product line in June 2005. As a result, the Company recorded a $215,000 charge to amortization expense related to the impairment of a technology-based intangible asset associated with this discontinued product line.

Annual amortization expense is expected to approximate $5.9 million in 2005, $5.6 million in 2006, $5.3 million in 2007, $5.1 million in 2008, and $4.4 million in 2009. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.  RESTRUCTURING ACTIVITIES

In June 2005, management announced plans to restructure the Company's European operations. The restructuring plan includes closing the Company's Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company's production facility located in Biot, France by the end of 2005. The Company plans to transition the manufacturing operations of Integra ME to its production facility in Andover, UK.

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

In June 2005, the Company also eliminated some duplicative sales and marketing positions, primarily in Europe.

In connection with these restructuring activities, the Company has recorded the following charges during 2005:

 Involuntary employee termination costs
 --------------------------------------
                                                     Research        Selling
                                         Cost of        and         General and
                                          Sales     Development    Administrative    Total
                                         -------      -------         -------       -------
                                                          (in thousands)
 Three months ended September 30, 2005.. $   536      $    60         $    70       $   666
 Nine months ended September 30, 2005...   1,834      $    84         $   822       $ 2,740

Below is a reconciliation of the restructuring accrual activity recorded during 2005:

                                                        Employee
                                                      Termination
                                                         Costs          Total
                                                        -------        -------
                                 (in thousands)
Balance at December 31, 2004 ........................   $    --        $    --
Additions ...........................................     2,740          2,740
Payments ............................................      (558)          (558)
Adjustments .........................................        --             --
                                                        -------        -------
Balance at September 30, 2005 .......................   $ 2,182        $ 2,182

Approximately 74 individuals have been identified for termination under the current restructuring plan. As of September 30, 2005, the Company has terminated 14 of these individuals.

The Company expects to record up to an additional $1.6 million of restructuring charges during the remainder of 2005 related to additional employee termination costs and costs associated with exiting the Integra ME facility. The Company has not yet recorded these amounts because either the employees are required to render service beyond their legal notification period in order to receive the benefits or the benefits have not been communicated to the affected employees.

6.  SHARE-BASED COMPENSATION CHARGE

In July 2004, the Company's President and Chief Executive Officer (Executive) renewed his employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, the Executive received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement but not before December 31, 2009, or later under certain circumstances. In connection with the fully vested contract stock award, the Company recorded a share-based compensation charge of $23.9 million, including payroll taxes, in the three months ended September 30, 2004 for the compensation expense related to the fully-vested contract stock unit grant.

7.  RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom and Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts:

                                           Three Months Ended    Nine Months Ended
                                              September 30          September 30
                                             2005      2004        2005      2004
                                            ------    ------      ------    ------
                                                        (in thousands)
Service cost ..........................    $   61    $   26       $ 185     $  74
Interest cost .........................       103        73         313       213
Expected return on plan assets ........       (85)      (58)       (260)     (172)
Recognized net actuarial loss .........        34        28         106        81
                                            ------   ------       ------    ------
   Net periodic benefit cost ..........    $  113    $   69       $ 344     $ 196

For the nine months ended September 30, 2005, the Company made $167,000 of contributions to its defined benefit pension plans.

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                       ---------------------      --------------------
                                                          2005       2004           2005        2004
                                                        --------   --------        ------      ------
                                                                          (in thousands)
   Net income (loss) .................................    $10,481   $(7,597)      $26,580     $ 7,358
   Foreign currency translation adjustment ...........       (232)      532        (9,978)        108
   Minimum pension liability adjustment, net of tax ..         --         4            --         444
   Unrealized holding gains (losses) on
        available-for-sale securities, net of tax ....         --       678          (163)       (577)
   Less: Reclassification adjustment for losses
         included in net income (loss), net of tax ...         --        --            18          --
                                                          --------  --------      --------   ---------
   Comprehensive income (loss) .......................    $10,249   $(6,383)      $ 16,457    $ 7,333
                                                          ========  ========      ========   =========

A significant portion of the foreign currency translation adjustment recorded for the nine-month periods ended September 30, 2005 was related to the appreciation of the U.S. dollar against the euro following the Company's acquisition of Newdeal Technologies, whose functional currency is the euro, on January 3, 2005.

9.  NET INCOME (LOSS) PER SHARE

Basic and diluted net income per share was as follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                     --------------------      --------------------
                                                       2005        2004          2005        2004
                                                     --------    --------      --------    --------
                                                                 (In thousands, except
                                                                   per share amounts)
Basic net income (loss) per share:
----------------------------------
Net income (loss) .................................  $ 10,481    $ (7,597)     $ 26,580    $  7,358

Weighted average common shares outstanding ........    30,039      30,326        30,334      29,961

Basic net income (loss) per share .................  $   0.35    $  (0.25)     $   0.88    $   0.25

Diluted net income (loss) per share:
------------------------------------
Net income (loss)  ................................  $ 10,481    $ (7,597)     $ 26,580    $  7,358
Add back: Interest expense and other
          income/(expense) related to convertible
          notes payable, net of tax ...............       800         --          1,832         --
                                                     --------    --------      --------    --------
Net income (loss) available to common stock .......  $ 11,281    $ (7,597)     $ 28,412    $  7,358

Weighted average common shares outstanding - Basic     30,039      30,326        30,334      29,961
Effect of dilutive securities:
   Stock options and restricted stock .............       744         --            879       1,065
   Shares issuable upon conversion of notes payable     3,514         --          3,514         --
                                                     --------    --------      --------    --------
Weighted average common shares for diluted
   earnings (loss) per share ......................    34,297      30,326        34,727      31,026

Diluted net income (loss) per share ...............  $   0.33    $  (0.25)     $   0.82    $   0.24

Options outstanding at September 30, 2005 to purchase approximately 921,000 shares of common stock were excluded from the computation of diluted net income per share for the three-month period ended September 30, 2005 because their exercise price exceeded the average market price of the Company's common stock during the period. Options outstanding at September 30, 2004 to purchase approximately 3,315,000 shares of common stock and approximately 3,514,000 shares of common stock issuable upon the conversion of notes payable were excluded from the computation of diluted net loss per share for the three-month period ended September 30, 2004 because their impact would be anti-dilutive.

In October 2004, the EITF reached a consensus on Issue 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" that requires issuers of contingent convertible securities to account for these securities on an "if-converted" basis pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share", in computing their diluted earnings per share whether or not the issuer's stock is above the contingent conversion price. The provisions of Issue 04-08 were applied on a retroactive basis, but they had no impact on the previously reported diluted loss per share for the three month period ended September 30, 2004 or previously reported diluted net income per share for the nine-month period ended September 30, 2004.

10. SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neurosurgery, reconstructive surgery and general surgery.

Revenues consisted of the following:

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
 (in thousands)                                     2005        2004          2005       2004
                                                   ------      ------       -------    -------
Implant products ..............................  $ 26,769     $20,823      $ 79,777   $ 58,566
Instruments ....................................   22,597      19,933        67,909     54,982
Monitoring products ............................   12,509      12,689        35,908     35,700
Private label products and other ...............    7,458       5,685        21,357     18,766
                                                   ------      ------       -------    -------
Total revenue .................................. $ 69,333     $59,130      $204,951   $168,014

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 31% of total revenues in each of the three-month periods ended September 30, 2005 and 2004 and 31% of total revenues in each of the nine-month periods ended September 30, 2005 and 2004. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Total revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)

Three months ended Sept 30, 2005 ... $ 53,504    $ 10,443    $  2,662    $  2,724    $ 69,333
Three months ended Sept 30, 2004 ...   46,960       7,603       2,592       1,975      59,130

Nine months ended Sept 30, 2005 .... $152,623    $ 36,187    $  8,443    $  7,698    $204,951
Nine months ended Sept 30, 2004 ....  133,338      22,412       6,490       5,774     168,014

11. COMMITMENTS AND CONTINGENCIES

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

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify Integra against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that satisfied the outstanding tax assessments. This settlement did not have any impact on the Company's financial statements.

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

12. SUBSEQUENT EVENT

Related Party Lease

On October 28, 2005, the Company entered into a lease modification agreement with Plainsboro Associates relating to its manufacturing facility in Plainsboro, New Jersey. Plainsboro Associates is a New Jersey general partnership. Ocirne, Inc., a subsidiary of Provco Industries ("Provco"), owns a 50% interest in Plainsboro Associates. Provco's stockholders are trusts whose beneficiaries include the children of Dr. Richard Caruso, the Chairman and a principal stockholder of the Company. Dr. Caruso is the President of Provco.

The lease modification agreement provides for extension of the term of the lease from October 31, 2012 for an additional five year period through October 31, 2017 at an annual rate of approximately $272,000 per year. The lease modification agreement also provides a ten year option for the Company to extend the lease from November 1, 2017 through October 31, 2027 at an annual rate of approximately $296,000 per year.

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

GENERAL

Integra develops, manufactures and markets medical devices for use in neurosurgery, reconstructive surgery and general surgery. Our business is organized into product groups and distribution channels. Our product groups include implants and other devices for use in surgical procedures, monitoring systems for the measurement of various parameters in tissue (such as pressure, temperature and oxygen), hand-held and ultrasonic surgical instruments, and private label products that we manufacture for other medical device companies.

Our distribution channels include three sales organizations in the United
States: one that we employ to call on neurosurgeons known as our Integra NeuroSciences(TM) sales organization, another employed to call on reconstructive surgeons and a third group that utilizes a network of third-party distributors. Internationally, we combine resources across different sales channels in some cases with direct sales organizations in France, Germany, the United Kingdom and the Benelux region. Outside of these areas, we operate through a number of distributors that sell our products in over 90 countries. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business. We distribute private-label products through strategic alliances.

We manufacture most of the implant, monitoring and private-label products that we sell in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have an advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and manufacture these products in our manufacturing facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 31% of total revenues in the nine-month periods ended September 30, 2005 and 2004.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that tend to support the view that our profitability can grow for a period of years. These measurements include revenue growth, derived through acquisitions and products developed internally, gross margins on revenue, which we hope to increase to more than 65% in the near term, operating margins, which we hope to continually expand on as we leverage our existing infrastructure, and earnings per fully diluted share of common stock.

RESULTS OF OPERATIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Recent acquisitions (as discussed in Note 2 to our unaudited condensed consolidated financial statements), restructuring activities, and non-cash compensation charges may make our financial results for the three- and nine-month periods ended September 30, 2005 not directly comparable to those of the corresponding prior year periods.

Additionally, future financial results may be impacted by the pending acquisition of the Radionics Division of Tyco Healthcare Group, L.P. On September 7, 2005, Integra announced the signing of a definitive agreement to acquire the assets of the Radionics Division of Tyco Healthcare Group, L.P. for $80 million in cash, subject to certain adjustments. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments and systems for radiation therapy. Radionics' products include the CRW(TM) stereotactic system, the XKnife(TM) stereotactic radiosurgery system, the OmniSight(TM) EXcel image guided surgery system, and the CUSA EXcel(TM) ultrasonic surgical aspiration system. Completion of the transaction is subject to customary closing conditions, a fiscal year-end financial audit, regulatory approvals and expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended. We do not expect the transaction to close before the end of 2005.

The Radionics business generated revenues of $62.2 million and pre-tax income of $13.4 million for the year ending September 30, 2004, the most recent audited period. Integra will acquire the Radionics facility in Burlington Massachusetts, which employs approximately 135 people and enter into transitional supply and distribution agreements with Tyco Healthcare for products currently manufactured at Tyco facilities not included in the transaction. The transaction offers a number of strategic benefits to us:

|X| Increases our global neurosurgery product offering with the addition of an ultrasonic surgical aspirator product line, including handpiece, tip, and energy delivery designs utilizing magnetostrictive technology.
|X| Positions us to offer new stereotactic surgery products by combining our existing Mayfield(R) and Budde head-holding and retraction products with Radionic's CRW stereotactic head frame.
|X| Secures entry into the radiosurgery/radiotherapy and image-guided surgery device business.
|X| Adds to our manufacturing and R&D expertise in electronics, ultrasonics, and software.
|X| Enhances the efficiencies of our global infrastructure and distribution network through economies of scale and cost synergies.

Tyco Healthcare sells the Radionics products in over 75 countries, using a network of independent distributors in the United States and both independent distributors and Tyco Healthcare affiliates internationally. Although Radionics currently sells directly through many Tyco affiliates internationally, after closing Integra is likely to use distributors in many of these markets. As a result, after Integra takes over the Radionics business, we expect that revenue and pre-tax income attributable to the acquired product lines will be reduced by approximately 20% from the 2004 reported levels, prior to any impact associated with purchase accounting related to the transaction. Overall, the acquired business has been growing at rates below our corporate growth rate targets.

During the second quarter of 2005, we announced plans to restructure certain of our European operations. The restructuring plan includes closing our Integra ME production facility in Tuttlingen, Germany and reducing the manufacturing overhead workforce in our production facility located in Biot, France by the end of 2005. We are in the process of transitioning the manufacturing operations of Integra ME to our production facility in Andover, UK.

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

During the second quarter of 2005, we also eliminated some duplicative sales and marketing positions, primarily in Europe.

Approximately 74 individuals have been identified for termination under the current restructuring plan. As of September 30, 2005, we have terminated 14 of these individuals. In connection with this restructuring plan, we recorded a $2.7 million charge in the nine-month period ended September 30, 2005 (of which $0.7 million was recorded in the third quarter of 2005) for the estimated costs of employee termination benefits to be provided to the affected employees.

During the third quarter of 2005, the Company completed the transfer of the Spinal Specialties assembly operations from its San Antonio, Texas plant to the Company's San Diego, California plant.

Net income for the three months ended September 30, 2005 was $10.5 million, or $0.33 per diluted share, as compared to a net loss of $7.6 million, or $0.25 per diluted share, for the three months ended September 30, 2004.

Net income for the nine months ended September 30, 2005 was $26.6 million, or $0.82 per diluted share, as compared to net income of $7.4 million, or $0.24 per diluted share, for the nine months ended September 30, 2004.

These amounts include the following charges:

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
 (in thousands)                                      2005        2004        2005        2004
                                                    ------      ------      ------      ------
Involuntary employee termination costs ........... $   666     $    --     $ 2,740     $    --
Inventory fair market value purchase accounting
    adjustments ..................................     --          134         466         203
Facility consolidation, acquisition
    integration and related costs ................     492          --       1,314          --
Acquired technology licensing and
    milestone payments ...........................      --       1,855          --       1,855
Acquired in-process research and development .....     500          --         500          --
Non-cash compensation charge related to the
    renewal of Chief Executive Officer's
    employment agreement .........................      --      23,876         --       23,876
Costs associated with discontinued
    products lines ...............................      --          --         478          --
                                                    ------      ------      ------      ------
   Total                                           $ 1,658     $25,865     $ 5,498     $25,934

We believe that, given our ongoing, active strategy of seeking acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure and our recent review of various product lines in relation to our current business strategy, the delineation of these costs provides useful information to measure the comparative performance of our business operations.

We estimate that the costs of these restructuring activities and charges associated with other acquisition and integration-related activities in 2005 will not exceed $8 million in the aggregate. We have not yet recorded additional expense for employee termination benefits because either the employees are required to render service beyond their legal notification period in order to receive the benefits or the benefits have not been communicated to the affected employees. We will record charges for other acquisition and integration charges when the related expenses are incurred.

While we expect a positive impact of the restructuring and integration activities, such results remain uncertain. We expect to reinvest most of the savings from these restructuring and integration activities in further building out our European sales, marketing and distribution organization, and integrating the Newdeal group's business with our existing sales and distribution network.


Revenues and Gross Margin on Product Revenues

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
 (in thousands)                                     2005        2004          2005       2004
                                                   ------      ------       -------    -------
Implant products ..............................  $ 26,769     $20,823      $ 79,777   $ 58,566
Instruments ....................................   22,597      19,933        67,909     54,982
Monitoring products ............................   12,509      12,689        35,908     35,700
Private label products and other ...............    7,458       5,685        21,357     18,766
                                                   ------      ------       -------    -------
Total revenue .................................. $ 69,333     $59,130      $204,951   $168,014

Cost of product revenues .......................   26,013      22,412        77,284     64,078


Gross margin on total revenues (exclusive
   of amortization related to acquired
   intangible assets) ..........................   43,320      36,718       127,667    103,936
Gross margin (exclusive of amortization
   related to acquired intangible assets) as
   a percentage of total revenues ..............       62%         62%           62%        62%

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

For the quarter ended September 30, 2005, total revenues increased 17% over the prior year period to $69.3 million. Domestic revenues increased $6.5 million to $53.5 million, or 77% of total revenues, as compared to 79% of revenues in the quarter ended September 30, 2004.

Sales of implant products and instruments, which reported a 29% and 13% increase, respectively, in sales over the quarter ended September 30, 2004, led our growth in revenues for the quarter ended September 30, 2005.

Rapid growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(R) Dermal Regeneration Template and the INTEGRA(TM) Bilayer Matrix Wound Dressing products and sales of Newdeal products for the foot and ankle accounted for most of the increase in implant product revenues. Sales of the NPH(TM) Low Flow Hydrocephalus Valve also contributed to the growth in implant product revenues for the quarter. Our DuraGen(R) family of duraplasty products continued to grow, although it grew at slower rates than in recent years. Sales of the DuraGen Plus(TM) and Suturable DuraGen(TM) Dural Regeneration Matricies led the sales growth in this group of products. Sales of our Reconstructive Surgery products grew particularly well. INTEGRA(R) dermal repair product revenues increased approximately 42% over the third quarter of 2004.

Increased sales of our JARIT(R) surgical instrument, reconstructive surgical instrument, Selector(R) Ultrasonic Aspirator and Mayfield(R) product lines provided most of the growth in instrument product revenues.

Lower than expected sales of our Camino(R) Intracranial Pressure Monitors and external drainage systems affected our monitoring product revenues negatively. Sales of our LICOX(R) Brain Oxygen Monitoring System product line, which increased approximately 12% over the prior-year period, partially offset the negative impact of the Camino and external drainage systems' sales. We have developed a new targeted account sales and marketing strategy for products in this category, and we expect that it will contribute to improvements in the performance of our monitoring products in future periods.

Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic Inc.'s INFUSE(TM) bone graft product, BioPatch(R), a product that we manufacture for Johnson & Johnson, and BioMend(R), a product that we manufacture for Zimmer Holdings, Inc., led the growth in revenues from our private label products category.

Revenues from product lines acquired since the beginning of the third quarter of 2004 accounted for $3.5 million of the $10.2 million increase in total revenues over the prior-year period. Changes in foreign currency exchange rates did not have a significant effect on the year-over-year increase in product revenues. We expect long-term organic growth in the range of 15% to 20% per annum.

Our gross margin (exclusive of amortization related to acquired intangible assets) on total revenues in the third quarter of 2005 was 62%, consistent with the third quarter of 2004. Our gross margin in 2005 was negatively affected by $0.5 million of termination costs incurred in connection with our announced European restructuring plans and $0.3 million of charges associated with facility consolidations. Offsetting the impact of these amounts was continued growth in higher gross margin products. We recorded $0.1 million of inventory fair value purchase accounting adjustments in the third quarter of 2004. The recent significant increase in energy and freight costs has negatively affected our cost of product revenues.

We have generated our recent product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales force, the ongoing conversion of JARIT domestic sales from a distributor billing model to a direct billing model, the continued implementation of our direct sales strategy in Europe and from internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:

                                                                Three Months Ended
                                                                    September 30,
 (in thousands)                                                   2005        2004
                                                                ------      ------
Research and development ...............................            4%         9%
Selling, general and administrative ....................           33%        72%

Total other operating expenses, which consists of research and development expense, selling, general and administrative expense and amortization expense, decreased 44% to $27.2 million in the third quarter of 2005, compared to $48.9 million in the third quarter of 2004. The decrease is primarily related to a $23.9 million share-based compensation charge recorded in the third quarter of 2004 associated with the renewal of our Chief Executive Officer's employment agreement. The compensation charge resulted from the award of a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock.

Research and development expenses decreased $2.0 million to $3.1 million in the third quarter of 2005. Research and development expenses in the third quarter of 2005 included a $0.5 million in-process research and development charge related to intellectual property acquired from Eunoe, Inc. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt(R) system for the treatment of Alzheimer's disease patients. The acquisition of the Eunoe intellectual property estate and clinical trial data extends Integra's technology base relevant to the management of conditions that require regulation of cerebrospinal fluid flow within the brain. The acquired intellectual property has not been developed into a product that has been approved by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid.

Research and development expenses in the third quarter of 2004 included a $1.4 million product development milestone payment and a $0.5 million technology licensing fee. The subject technologies underlying the milestone payment and the licensing fee arrangement had not been commercialized into a product for which regulatory clearance has been obtained. Accordingly, we recorded these payments as research and development expenses.

In 2006, we expect to increase expenditures on research and clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product. During 2005, we have incurred costs associated with the planning and technical review of protocols in preparation for beginning the study in 2006.

Selling, general, and administrative expenses decreased $19.9 million, or 47%, as compared to the prior year period to $22.7 million, primarily as a result of the $23.9 million share-based compensation charge recorded in the third quarter of 2004. Offsetting the share-based payment in 2005 were costs associated with the continued build out of our direct sales and marketing organizations around all three direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure with the implementation of a new enterprise business system and the relocation and expansion of our domestic distribution capabilities through a third-party service provider. We expect that we will continue to incur costs related to these activities during the remainder of 2005 and 2006 as we complete these ongoing activities and complete the relocation of our European distribution capabilities to a third-party service provider.

Selling, general, and administrative expenses in the third quarter of 2005 includes $1.8 million of operating costs associated with the recently acquired Newdeal acquisition. Included in these costs is a $0.4 million compensation charge related to the sellers' obligation to continue their employment with Integra through the end of 2005.

In the third quarter of 2005, we recorded in selling, general, and administrative expense $0.1 million of costs associated with employee termination benefits from our European restructuring plan and $0.1 million of other costs incurred in connection with the consolidation of various manufacturing and distribution facilities.

Amortization expense increased in the third quarter of 2005 as a result of amortization of intangible assets from the Newdeal acquisition.

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

Non-Operating Income and Expenses

Interest expense is related to the $120 million of 2 1/2% contingent convertible subordinated notes that we have outstanding and a related interest rate swap agreement. Our reported interest expense includes $0.2 million of non-cash amortization of debt issuance costs in both the third quarter of 2005 and 2004. Debt issuance costs totaled $4.0 million and are being amortized using the straight-line method over the five-year term of the notes.

We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the third quarter of 2005, the changes in the estimated fair value of the contingent interest obligation increased interest expense by $0.3 million. In the third quarter of 2004, the change was minimal.

We have an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended September 30, 2005 was approximately $0.1 million. Interest expense for the three months ended September 30, 2004 included a $0.2 million benefit associated with the interest rate swap.

For the three-month period ended September 30, 2005, the net fair value of the interest rate swap increased $0.5 million to $2.0 million, and the fair value amount is included in other liabilities. In connection with this fair value hedge transaction, during the third quarter of 2005 we recorded a $0.4 million decrease in the carrying value of our convertible notes. During the three months ended September 30, 2004, the net fair value of the interest rate swap decreased $0.9 million to $1.0 million, and the carrying value of our convertible notes increased by $0.9 million. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income/(expense), net.

Our net other income/(expense) decreased by $0.3 million as compared to the third quarter of 2004. This decrease was primarily related to foreign currency transaction losses recorded in the third quarter of 2005 attributable to the appreciation of the US dollar relative to the euro and the British pound.

Income tax expense was 33.2% of income before income taxes for the third quarter of 2005, as compared to an income tax benefit of 34.7% of loss before income taxes for the third quarter of 2004. Income tax expense for the third quarter of 2005 included a deferred income tax provision of $3.7 million. Income tax benefit for the third quarter of 2004 included a deferred income tax benefit of $3.4 million. The decrease in the effective income tax rate in 2005 resulted primarily from the benefits received from business planning initiatives undertaken in 2004 to reorganize our European assets, including a reorganization of certain European operations undertaken in the third quarter of 2004, for which we recorded a $0.8 million tax charge.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, total revenues increased by $36.9 million, or 22%, over the nine months ended September 30, 2004 to $205.0 million. Revenues from products acquired since the beginning of 2004 accounted for $19.8 million of the $36.9 million increase in total revenues over the prior year period. Changes in foreign currency exchange rates contributed $0.7 million to the increase in total revenues. Domestic revenues increased $19.3 million compared to the nine months ended September 30, 2004 to $152.6 million, or 74% of product revenues, compared to 79% reported for the nine months ended September 30, 2004.

Our implant product line revenues increased over the prior year period by $21.1 million, or 36%, and the increase includes $12.2 million of sales from our recently acquired Newdeal implant product line. The remaining increase was the result of growth in our DuraGen(R) family of duraplasty products, NeuraGen(TM) Nerve Guide, the INTEGRA(R) family of dermal repair products and as well as the ongoing launch of the NPH(TM) Low Flow Hydrocephalus Valve.

Revenues from our instrument product lines increased by $12.9 million, or 24%, over the prior-year period. This increase resulted from the impact of recently acquired product lines and strong sales growth in each of our existing instrument product lines. Revenues from our monitoring product lines increased $0.2 million, or 1%.

Our private label product revenue and other revenue increased by $2.6 million, or 14%, over the prior-year period, as increased revenues from the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and revenues of the Biopatch and BioMend products more than offset the removal of the Signature Technologies revenues from our private label products category.

Our gross margin (exclusive of amortization related to acquired intangible assets) on product revenues for the nine months ended September 30, 2005 and 2004 was 62%. Our gross margin for the nine months ended September 30, 2005 was negatively affected by $1.8 million of termination costs incurred in connection with our announced European restructuring plans, $0.5 million of fair value purchase accounting adjustments, and $0.6 million of inventory write-offs and other charges associated with a discontinued product line and facility consolidations. Offsetting the impact of these amounts was the continued growth in higher gross margin products. We recorded $0.2 million of inventory fair value purchase accounting adjustments in the nine month period ended September 30, 2004.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:

                                                         Nine Months Ended
                                                          September 30,
 (in thousands)                                          2005        2004
                                                        ------      ------
Research and development ...............................     5 %       6 %
Selling, general and administrative ....................    35 %      47 %

Total other operating expenses, consisting of research and development expense, selling, general and administrative expense and amortization expense, decreased 7% to $86.5 million in the nine months ended September 30, 2005, compared to $92.8 million in the prior-year period.

Research and development expenses decreased $1.3 million to $9.3 million in the nine months ended September 30, 2005. The $0.5 million in-process research and development charge recorded in the nine months ended September 30, 2005 was more than offset by the $1.4 million product development milestone payment and $0.5 million technology licensing fee recorded to expense in the nine months ended September 30, 2004.

Selling, general, and administrative expenses decreased $6.5 million, or 8%, as compared to the prior year period to $72.6 million. The $23.9 million share-based compensation charge recorded in the third quarter of 2004 was offset by increased expenses recorded in 2005 related to the continued build out of our direct sales and marketing organizations around all three direct selling platforms, increased corporate staff to support the recent growth in our business and integrate acquired businesses, and approximately $6.4 million of sales, general, and administrative expenses associated with the recently acquired Newdeal acquisition. Included in these costs is a $1.1 million compensation charge related to the sellers' obligation to continue their employment with Integra through the end of 2005.

Amortization expense increased $1.5 to $4.6 million in 2005 as a result of amortization of intangible assets from recent acquisitions and a $215,000 impairment charge recorded in 2005 in connection with the discontinuation of a product line.

Non-Operating Income and Expenses

Our reported interest expense in 2005 and 2004 includes $0.6 million of amortization of debt issuance costs. The change in the estimated fair value of the Contingent Interest obligation increased interest expense by $0.1 million in 2005 and 2004. Interest expense associated with the interest rate swap for the nine months ended September 30, 2005 was $0.1 million. Interest expense for the nine months ended September 30, 2004 included a $0.6 million benefit associated with the interest rate swap.

During the nine months ended September 30, 2005, the net fair value of the interest rate swap increased $0.6 million to $2.0 million, and this amount is included in other liabilities. In connection with this fair value hedge transaction, during the nine months ended September 30, 2005, we recorded a $0.5 million decrease in the carrying value of our convertible notes. During the nine months ended September 30, 2004, the net fair value of the interest rate swap decreased less than $0.1 million to $1.0 million, and the carrying value of our convertible notes increased by $0.1 million. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our net other income/(expense) decreased by $1.0 million from $0.4 million of income in 2004 to $0.6 million of expense in 2005. In 2005, we recorded $0.9 million of losses from foreign currency transactions attributable the appreciation of the US dollar relative to the euro and the British pound.

Income tax expense was approximately 34.0% and 38.8% of income before income taxes for 2005 and 2004, respectively. Income tax expense in 2005 and 2004 includes a deferred income tax provision of $10.0 million and $3.4 million, respectively. The decrease in the effective income tax rate in 2005 resulted primarily from the benefits received from business planning initiatives undertaken in 2004 to reorganize our European assets, for which we recorded a $0.8 million tax charge in 2004.

INTERNATIONAL OPERATIONS

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we have currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the third quarter of 2005, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition, and changes in local medical practice could affect our sales to foreign markets.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Total revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended Sept 30, 2005 ... $ 53,504    $ 10,443    $  2,662    $  2,724    $ 69,333
Three months ended Sept 30, 2004 ...   46,960       7,603       2,592       1,975      59,130

Nine months ended Sept 30, 2005 .... $152,623    $ 36,187    $  8,443    $  7,698    $204,951
Nine months ended Sept 30, 2004 ....  133,338      22,412       6,490       5,774     168,014

For the nine months ended September 30, 2005, revenues from customers outside the United States totaled $52.3 million, or 26% of total revenues, of which approximately 69% were to European customers. Of this amount, $41.0 million was generated in foreign currencies primarily by our subsidiaries in Europe.

In the nine months ending September 30, 2004, product revenues from customers outside the United States totaled $34.7 million, or 21% of total revenues, of which approximately 65% were from European customers. Of this amount, $24.6 million was generated in foreign currencies.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2005, we had cash, cash equivalents and current and non-current investments totaling approximately $159.0 million. Our investments consist almost entirely of highly liquid, interest bearing-debt securities.

At September 30, 2005, we had $3.4 million of cash pledged as collateral in connection with our interest rate swap agreement.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $34.8 million in 2003, $39.0 million in 2004, and $41.9 million of operating cash flows in the nine months ending September 30, 2005. Operating cash flows for the nine months ending September 30, 2004, were $32.0 million.

Our principal uses of funds during the nine-month period ended September 30, 2005 were $50.5 million for acquisition consideration, net of cash acquired, $6.6 million for purchases of property and equipment, and $24.7 million for the repurchase of 750,000 shares of our common stock. We received $2.8 million in cash from sales and maturities of investments, net of purchases. In addition to the $41.9 million in operating cash flows for the nine months ended September 30, 2005, we received $5.4 million from the issuance of common stock through the exercise of stock options during the period.

During the nine-month period ended September 30, 2005, we paid $5.3 million for income taxes and $3.0 million for interest on our convertible notes. During the nine-month period ended September 30, 2004, we paid $0 for income taxes and $3.0 million for interest on our convertible notes.

Based on our current unused net operating loss carryforward position and various other future potential tax deductions, we expect our operating cash flows to continue to benefit from actual cash tax payments being lower than our effective book income tax rate through 2006.

Working Capital

At September 30, 2005 and December 31, 2004, working capital was $236.1 million and $192.0 million, respectively. Working capital does not include the $23.3 million and $95.2 million of marketable securities classified as non-current at September 30, 2005 and December 31, 2004, respectively.

Accounts receivable days sales outstanding improved from approximately 69 days at December 31, 2004 to approximately 62 days at September 30, 2005 as a result of increased collection efforts during 2005. We expect our days sales outstanding to remain consistent with current levels.

Inventory days on hand increased from approximately 217 days at December 31, 2004 to approximately 246 days at September 30, 2005, primarily from higher levels of Newdeal products and instrument inventory. We expect our days on hand in inventory to decrease in 2006.

Accrued compensation increased $4.2 million during the nine month period ended September 30, 2005 primarily as a result of increased headcount and the timing of payroll in 2005, the $2.0 million of accrued employee termination benefits associated with our European restructuring activities, and a $1.1 million accrued compensation charge related to the Newdeal sellers' obligation to continue their employment with Integra through the end of 2005.

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

We also have outstanding long-term indebtedness totaling $0.2 million related to the recently acquired Newdeal business.

Share Repurchase Plan

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We were authorized to repurchase no more than 1.5 million shares under this program. Through September 30, 2005, we repurchased 750,000 shares for $24.7 million.

In October 2005, our Board of Directors terminated the repurchase program adopted in May 2005 and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows, and other factors deemed relevant by the Board of Directors.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term. We expect to make additional investments of approximately $2.5 million through 2006 associated with the continued worldwide implementation of our new enterprise business software. Additionally, we have agreed to pay the sellers of Newdeal Technologies SA up to an additional 1,250,000 euros if the sellers continue their employment with Integra through January 3, 2006. We also expect to pay up to $4.0 million in the fourth quarter of 2005 to those employees who are affected by our European restructuring plans.

Given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position could change significantly if we were to complete a business acquisition by utilizing a significant portion of our liquid assets.

On September 7, 2005, we announced the signing of a definitive agreement to acquire the assets of the Radionics Division of Tyco Healthcare Group, L.P. for $80 million in cash, subject to certain adjustments.

Currently, we do not have any existing borrowing capacity or other credit facilities in place to raise significant amounts of capital if such a need arises.

Contractual Obligations and Commitments

Under certain agreements, we are required to make royalty payments based on sales levels of certain products.


OTHER MATTERS

Recently Issued Accounting Standards and Other Matters

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect that the adoption of FSP FAS 115-1 will have a material impact on our financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principles were accounted for by including a one-time cumulative effect in the period of change. This statement is effective January 1, 2006. We anticipate that this standard will have no impact on our financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. Management does not expect that Statement 151 will have a material impact on our financial position or results of operations.

In March 2004, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-01 provides guidance regarding recognition and measurement of unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The application of certain paragraphs covering the measurement provisions of Issue 03-01 have been deferred pending the FASB's issuance of a final Staff Position providing implementation guidance on Issue 03-01. The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003. Management is currently assessing the impact that the recognition and measurement provisions of Issue 03-01 could have on our financial statements.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may affect the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a new deduction related to qualified production activities income. The FASB proposed that the qualified production activities income deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date.

Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, management believes that a tax benefit on qualified production activities income will be realized once the Company has completely utilized its unrestricted net operating losses, which is expected to occur in late 2006. We are unable to determine the favorable impact on the effective tax rate in future periods at this time.

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

In October 2005, our Board of Directors approved an amendment to our Employee Stock Purchase Plan, effective January 1, 2006, that reduces the purchase price discount for Integra common stock purchased under the plan from 15% to 5% and eliminates the "look-back" provision for calculating the purchase price of common stock. As a result, our Employee Stock Purchase Plan will no longer be considered compensatory under Statement 123(R).

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

     -   the impact of acquisitions;
     -   the timing of significant customer orders;
     - market acceptance of our existing products, as well as products in development;
     - the timing of regulatory approvals; - changes in the rate of exchange between the U.S. dollar, the euro and the British pound;
     - expenses incurred and business lost in connection with product field corrections or recalls;
     -   increases in the cost of energy and steel;
     -   our ability to manufacture our products efficiently; and
     -   the timing of our research and development expenditures.

The Industry And Market Segments in Which We Operate Are Highly Competitive, And We May Be Unable To Compete Effectively With Other Companies.

In general, the medical technology industry is characterized by intense competition. We compete with established medical technology and pharmaceutical companies. Competition also comes from early stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Our competitors may be more effective at implementing their technologies to develop commercial products. Our competitors may be able to gain market share by offering lower-cost products.

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain reimbursement under Medicare and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors have introduced an onlay dural graft matrix within the past year, and other companies may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales and profitability of our duraplasty products, including our DuraGen(R), DuraGen Plus(TM), Suturable DuraGen(TM) and EnDura(TM) product lines, which are among our largest and fastest growing products.

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun Medical Inc. and the Valleylab division of Tyco International Ltd. In addition, many of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our reconstructive surgery business is small compared to its principal competitors, which include major medical device and wound care companies such as Smith and Nephew plc, LifeCell Corporation and Organogenesis Inc., as well as companies focused on foot and ankle surgeons including Wright Medical Group, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc. and a number of smaller companies. Our private label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for the INTEGRA(R) Dermal Regeneration Template, our DuraGen(R) line of duraplasty products and the NeuraGen(TM) Nerve Guide.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 21 businesses or product lines at a total cost of approximately $214 million.

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

The Benefits From The Restructuring Of Our European Operations May Not Materialize.

We may incur significant costs in connection with employee severance, legal and other items related to restructuring and integration activities, largely in Europe, as well as due to the pending Radionics acquisition. While we expect a positive impact of the restructuring and integration activities as well as from the acquisition, such results remain uncertain. Through the nine months ended September 30, 2005 we have incurred $5.5 million of these charges. We currently expect additional charges of $2.5 million to occur in the fourth quarter of 2005.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and full of uncertainties. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, the warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. In addition, for products with an approved Pre-Marketing Approval (PMA), the FDA requires annual reports and may require post-approval surveillance programs to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, cessation of operations and civil and criminal penalties.

We are also subject to the regulatory requirements of countries outside of the United States where we do business. For example, Japan is in the process of reforming its medical device regulations. A recent amendment to Japan's Pharmaceutical Affairs Law went into effect on April 1, 2005. New regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources also may be needed to comply with the extensive auditing of all manufacturing facilities of our company and our vendors by the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products as well as maintain the certain businesses in Japan. Sales in Japan accounted for approximately $3.1 million of our revenues in 2004 and $3.0 million in the nine month period ended September 30, 2005.

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

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the manufacture of our products is derived only from the deep flexor tendon of cattle from the United States or New Zealand, a country that has never had a case of BSE, that are less than 24 months old. We are also qualifying sources of collagen from other countries that are considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon, the sole source of our collagen, is in the lowest risk category for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan may require that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the United States and New Zealand. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or skin repair products in Japan.

Lack Of Market Acceptance For Our Products Or Market Preference For Technologies That Compete With Our Products Could Reduce Our Revenues And Profitability.

We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with the INTEGRA(R) Dermal Regeneration Template. In addition, the acceptance of our Newdeal products, which previously were distributed by third parties, faces similar competition.

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

If we were suddenly unable to purchase products from one or more of these companies, we would need a significant period of time to qualify a replacement, and the production of any affected products could be disrupted. While it is our policy to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

If Any Of Our Manufacturing Facilities Were Damaged And/Or Our Manufacturing Or Business Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Seriously Harmed.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility that manufactures our Camino(R) and Ventrix(R) product line is as susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our silicone manufacturing plant in Anasco, Puerto Rico is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

In addition, we are implementing in several stages over several years an enterprise business system for use in all of our facilities. This system will replace several systems on which we now rely. We have outsourced our product distribution function in the United States and in the fourth quarter of 2005 signed a contract to begin to outsource our European product distribution function. A delay or other problem with the system or in our implementation schedule for either of these initiatives could have a material adverse effect on our operations.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. In 2004 and the first nine months of 2005, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. Accordingly, a further weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

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

Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

     - major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies, which has resulted in stricter standards for reimbursement of hospital charges fo certain medical procedures;
     - Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
     - umerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
     - there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
     - we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
     - there is economic pressure to contain health care costs in international markets;
     - there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry; and
     - proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (know as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and
     - there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model "code of conduct" that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry has been the subject of increased scrutiny from government agencies, and we believe that this trend will continue.

Our Private Label Business Depends Significantly On Key Relationships With Third Parties, Which We May Be Unable To Establish And Maintain.

Our private label business depends in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important alliance is our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma's recombinant bone protein, a protein that stimulates the growth of bone in humans. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the product supplied by us. Termination of any of our alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of private label products.

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

We are and may be subject to regulation under federal and state laws, including requirements regarding occupational health and safety, laboratory practices, the maintenance of personal health information, sales and marketing practices (including product discounting practices) customs and import-export practices and the use, handling and disposal of toxic or hazardous substances. We may also be subject to other present and possible future local, state, federal and foreign regulations.

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. Although we believe that our safety procedures for handling and disposing of those materials comply with the standards prescribed by the applicable laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all. We may incur significant costs to comply with environmental laws and regulations in the future, as well as laws and regulations in other areas.

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

Foreign Currency Exchange Rate Risk

A discussion of foreign currency exchange risks is provided under the caption "International Operations" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at September 30, 2005 would increase or decrease interest income by approximately $1.6 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At September 30, 2005, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2005, the net fair value of the interest rate swap approximated $2.0 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.


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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify Integra against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that satisfied the outstanding tax assessments. This settlement did not have any impact on our financial statements.

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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We were authorized to repurchase no more than 1.5 million shares under this program. No repurchases of our common stock was made during the quarter ended September 30, 2005 under this program, and there remained $15.3 million of repurchases available under the program as of September 30, 2005.

In October 2005, our Board of Directors terminated the repurchase program approved in May 2005 and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions.

ITEM 6. EXHIBITS

10.1 Form of Notice of Grant of Stock Options and Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2005)

10.2 Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2005)

10.3 Integra LifeSciences Holdings Corporation 1998 Stock Option Plan (amended and restated as of July 26, 2005)

10.4 Integra LifeSciences Holdings Corporation 1999 Stock Option Plan (amended and restated as of July 26, 2005)

10.5 Integra LifeSciences Holdings Corporation 2000 Equity Incentive Plan (amended and restated as of July 26, 2005)

10.6 Integra LifeSciences Holdings Corporation 2001 Equity Incentive Plan (amended and restated as of July 26, 2005)

10.7 Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (amended and restated as of July 26, 2005)

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

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION



Date:  November 9, 2005       /s/  Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer


Date:  November 9, 2005       /s/ David B. Holtz
                              -------------------
                              David B. Holtz
                              Senior Vice President, Finance

        Exhibits

10.1 Form of Notice of Grant of Stock Options and Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2005)

10.2 Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2005)

10.3 Integra LifeSciences Holdings Corporation 1998 Stock Option Plan (as amended and restated)

10.4 Integra LifeSciences Holdings Corporation 1999 Stock Option Plan (as amended and restated)

10.5 Integra LifeSciences Holdings Corporation 2000 Equity Incentive Plan (as amended and restated)

10.6 Integra LifeSciences Holdings Corporation 2001 Equity Incentive Plan (as amended and restated)

10.7 Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (as amended and restated)

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