Form 10-K
period 2005-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2006-03-15
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act).
    Large accelerated filer Yes [ ] No [X] Accelerated filer Yes [X] No [ ] Non-accelerated filer Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $590.0 million based upon the closing sales price of the registrant's common stock on The NASDAQ National Market on such date.

The number of shares of the registrant's Common Stock outstanding as of March 10, 2006 was 28,435,001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its scheduled May 17, 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

The terms "we," "our," "us," "Company" and "Integra" refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra is a market leading, innovative medical device company focused on helping the medical professional enhance the standard of care for patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.

Integra was founded in 1989 and since then has leveraged its expertise in regenerative technologies to develop numerous products based on its Ultra Pure Collagen(TM) technology. Early in Integra's history, these regenerative products were sold through a number of private label arrangements with other large medical device companies. In 1999, we entered the neurosurgery market through an acquisition and the launch of our DuraGen(R) Dural Graft Matrix product for the repair of the dura mater. Since our entry into the neurosurgery field in 1999, we have entered the surgical instruments and reconstructive surgery businesses. We have increased our consolidated revenues from $42.9 million in 1999 to $277.9 million in 2005, a compound annual growth rate of 37%, and we have broadened our product offerings to include more than 15,300 products. We have achieved this growth in our business by developing and introducing new products, expanding our sales and distribution channels and acquiring new businesses and product lines.

Financial information about our geographical areas is set forth in our financial statements under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - International Product Revenues and Operations" and Note 15 "Segment and Geographic Information" to our Consolidated Financial Statements.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants, biomaterials and instruments in the neurosurgery, reconstructive surgery and general surgery markets. Key elements of our strategy include the following:

     o Marketing innovative medical devices to underserved markets
     o Investing in sales distribution channels to increase market penetration
     o Developing innovative products based on core technologies
     o Acquiring businesses that fit existing sales channels or build out new sales channels

Marketing innovative medical devices to underserved markets. We have developed a number of innovative medical devices for neurosurgery and reconstructive surgery. Reconstructive surgery includes treatment of burns and wounds (chronic and trauma-related), peripheral nerve repair, and small bone and joint fixation procedures. Traditionally these markets have been underserved by the largest medical device manufacturers.

Investing in sales distribution channels to increase market penetration. We have a mix of direct and indirect sales distribution channels. We created our first direct sales force in 1999 with the creation of our Integra NeuroSciences sales force. Since then, the number of sales representatives (whom we call neurospecialists) in that sales force has grown to over 100. In 2003, we created our reconstructive surgery sales force, and this group now has over 50 sales representatives. Between these two sales forces, we reach neurosurgeons, plastic and reconstructive surgeons, orthopedic surgeons and podiatrists.

Developing innovative products based on core technologies. We have become a leader in regenerative technology. Our Ultra Pure Collagen(TM) technology is the basis for a number of regenerative products that we sell through both our own sales network and through alliances with other companies in private label arrangements. This technology has been deployed in our products relating to duraplasty, dermal regeneration, nerve repair and collagen matrices used for bone regeneration in the orthopedic implant market. We are a leading marketer of neurological products used in the diagnosis, monitoring and treatment of chronic diseases and acute injuries, and we are a leading provider of surgical instruments.

Acquiring businesses that fit existing sales channels or build out new sales channels. We have demonstrated that we can quickly integrate acquisitions into our existing distribution channels and drive revenue growth. Since 1999, we have completed more than 20 acquisitions focused primarily on our neurosurgical product lines, reconstructive surgery, surgical instrumentation and orthopedic surgery. We regularly evaluate potential acquisition candidates in these markets and in other specialty medical technology markets characterized by high margins, fragmented competition and focused target customers.

We believe that executing the above strategy will enable us to expand our presence in hospitals and other health care facilities, to integrate acquired products and businesses efficiently and effectively, to create new sales platforms and to drive both long-term and short-term revenue and earnings growth.

PRODUCTS GROUPS, MARKETING AND SALES

We have four distribution channels that sell four groups of products. Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), a network managed by a direct sales organization (JARIT(R) Surgical Instruments) and strategic alliances. Our product groups include Instruments, Implants, Monitoring Products, and Private Label Products. We sell the products in our four product groups through our various distribution channels, as follows:

                ----------------------------------------------------------------

                                  DISTRIBUTION CHANNELS

                ---------------------------------------------------------------
--------------- ---------------- ---------------- ---------------- -------------
 PRODUCT GROUPS      Integra        Integra        JARIT Surgical    Strategic
                  NeuroSciences   Reconstructive    Instruments      Alliances
--------------- ---------------- ---------------- ---------------- -------------
--------------- ---------------- ---------------- ---------------- -------------
Instruments            X                X                X
--------------- ---------------- ---------------- ---------------- -------------
--------------- ---------------- ---------------- ---------------- -------------
Implants               X                X
--------------- ---------------- ---------------- ---------------- -------------
--------------- ---------------- ---------------- ---------------- -------------
Monitoring             X
--------------- ---------------- ---------------- ---------------- -------------
--------------- ---------------- ---------------- ---------------- -------------
Private Label                                                            X
--------------- ---------------- ---------------- ---------------- -------------


Distribution Channels

At the heart of our business strategy is creation of and investment in our distribution channels.

Direct Sales Forces.  Our direct sales forces include the following:

      o Integra NeuroSciences(R). Integra NeuroSciences' direct sales effort in the United States and Europe currently involves more than 150 professionals, including direct sales representatives (called neurospecialists in the United States), sales management, marketing managers and clinical educators who educate and train both our salespeople and customers in the use of our products. Neurospecialists call primarily on neurosurgeons, intensivists, other physicians, nurses, hospitals and surgery centers. Our Integra NeuroSciences sales and marketing team effectively reaches its hospital customers in the United States and those portions of Europe where we sell directly to customers. In certain international markets, we sell through distributors. We plan to create a separate team of 20 intensive care unit specialists in 2006 to provide a greater focus on our neuro-monitoring products.

      o Reconstructive Surgery. Our reconstructive surgery sales and marketing organization in the United States and Europe consists of approximately 65 professionals, including direct salespeople, sales management, clinical educators and marketing managers. This sales and marketing organization sells medical devices to orthopedic surgeons, podiatric surgeons, trauma and reconstructive surgeons, burn surgeons, hospitals, surgery centers and other physicians.

      o JARIT Surgical Instruments. Our JARIT organization in the United States employs 25 professionals, including sales management, instrument specialists and marketing managers. These individuals work with over 100 manufacturers' representatives. The JARIT organization sells the JARIT line of general and specialty instruments for open and endoscopic surgery and a line of specialty instruments for spinal surgery, neurosurgery and plastic surgery. Our JARIT organization sells its products to more than 6,000 hospitals and surgery centers worldwide.

We have direct sales forces in France, Germany, the United Kingdom and the Benelux (Belgium, Netherlands, Luxembourg) region. Independent distributors market and sell our products in those countries where we do not have a direct sales force. These distributors are managed by our nine distributor sales managers.

Strategic Alliances. We market our private label products through strategic partners or original equipment manufacturer customers. Our private label products address large, diverse markets, and we believe that we can develop and promote these products more cost-effectively through leveraging the product development and distribution systems of our strategic partners than through developing the products ourselves or selling them through our own direct sales infrastructure. We have partnered with market leaders, such as Johnson & Johnson, Medtronic Sofamor Danek, Inc., Wyeth BioPharma and Zimmer Holdings, Inc., for the development and marketing efforts related to many of these products.

Integra NeuroSciences Product Portfolio

Instruments

Ultrasonic Surgery Systems for Tissue Ablation. More than 145,000 primary and metastatic brain tumors are diagnosed annually in the United States alone. Our ultrasonic surgery systems address surgeons' needs for the surgical fragmentation and removal of malignant and non-malignant tumors and other tissue. Our acquisition of the Radionics business has increased our product offerings in this area. We offer certain of our ultrasonic surgery products only outside the United States.

Our ultrasonic surgery systems use very high frequency sound waves to ablate cancer tumors and allow the surgeon to remove the damaged tumor tissue by aspiration. Unlike other surgical techniques, ultrasonic surgery selectively dissects and fragments soft tissue leaving fibrous tissues, such as nerves and blood vessels, intact. Ultrasonic aspiration facilitates the removal of unwanted tissue adjacent or attached to vital structures.

Integra Radionics. The Integra Radionics business, which we acquired in March 2006, is a leader in the design, manufacture and sale of advanced minimally-invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CRW(R) stereotactic system, the XKnife(TM) stereotactic radiosurgery system and the OmniSight(R) EXcel image guided surgery system.

The Radionics products are primarily utilized by neurosurgeons in the diagnosis and treatment of cancer and in the treatment of movement disorders. These products are sold in over 75 countries, with approximately 50 percent of sales occurring outside of the United States.

The Radionics business includes the CUSA EXcel(TM) ultrasonic surgical aspirator, which we will continue to sell along with our existing ultrasonic aspirator systems.

Among other benefits, the acquisition of Radionics increases our global neurosurgery product offerings, positions us to offer new stereotactic surgery products, secures entry into new business, adds to our manufacturing and research and development expertise and enhances the efficiency of our global infrastructure and distribution network.

Cranial Stabilization and Brain Retraction Systems. The MAYFIELD(R) Headrest System is the market leader in cranial stabilization equipment. We work closely with surgeons and other health care providers throughout the world to develop unique cranial stabilization products.

Neurosurgical and Spinal Instrumentation. We provide neurosurgeons and spine surgeons with a full line of specialty hand-held spinal and neurosurgical instruments. We sell instruments under the R&B Redmond(TM) name primarily for spinal procedures (including neuro-spine) and under the Ruggles(TM) brand name primarily for cranial surgery.

Implants

Duraplasty Solutions. We provide dural grafts that are indicated for the repair of the dura mater surrounding the brain and spine, which is often penetrated during brain surgery and often damaged during spine surgery. These products serve as an alternative to using a graft of tissue taken from elsewhere in the patient's body. We are committed to providing surgeons with a full compliment of products that provide solutions for a wide variety of possible procedures. We estimate the worldwide market for dural repair, including cranial and spinal applications, to be $120 million.

Our line of duraplasty products includes the DuraGen(R) Dural Graft Matrix, the DuraGen Plus(R) Dural Regeneration Matrix and the Suturable DuraGen(TM) Dural Regeneration Matrix. Clinical trials have shown our duraplasty products to be an effective means for closing the dura mater without the need for suturing. This allows the neurosurgeon to conclude the operation more efficiently. In addition, because the human body ultimately absorbs our duraplasty products and replaces them with new natural tissues, the patient avoids some of the risks associated with a permanent implant inside the cranium or spinal cavity. Our Suturable DuraGenTM Dural Regeneration Matrix grafts have the added benefit of being able to anchor to the patient's dura with sutures. To complement these resorbable products, we also provide the Endura(TM) No-React(R) Dural Substitute, a permanent suture-only graft, which is optimal for more challenging procedures that require a stronger and more permanent graft.

Adhesion Barrier for the Spine. The DuraGen Plus(TM) Adhesion Barrier Matrix is an absorbable collagen product, which is CE marked in the European Union as a barrier against adhesions and for repair and restoration of the dura mater following spinal and cranial surgery. To obtain approval to market this product in the United States, we are initiating a pivotal randomized prospective clinical trial under an Investigational Device Exemption from the Food and Drug Administration (FDA). The trial is anticipated to begin during the third quarter of 2006, with the first patient expected to be enrolled by the fourth quarter of 2006. We estimate that the worldwide market for treatment of spinal adhesions exceeds $300 million.

Hydrocephalus Management. We sell a wide variety of devices, known as shunts, used in the treatment of hydrocephalus. Hydrocephalus is an incurable condition resulting from an imbalance between the amount of cerebrospinal fluid produced by the brain and the rate at which the body absorbs cerebrospinal fluid. Hydrocephalus is most commonly treated by inserting a shunt into the ventricular system of the brain to divert the flow of cerebrospinal fluid out of the brain and using a pressure valve to maintain a normal level of cerebrospinal fluid within the ventricles. We estimate the total United States market for shunts used in hydrocephalus management to be $200 million.

In 2004, we introduced the NPH(TM) Low Flow Hydrocephalus Valve that regulates the flow of cerebrospinal fluid out of the brain. Designed specifically to meet the needs of patients with normal pressure hydrocephalus (NPH), the NPH(TM) Low Flow Hydrocephalus Valve controls cerebrospinal fluid flow at a lower rate than our other flow-control valves. While many surgeons view shunting as the preferred treatment method for patients diagnosed with NPH, only approximately 5% of those with NPH are currently treated with a surgically implanted shunt. Based on these current treatment statistics, we estimate the current market for shunt systems designed to treat NPH to be approximately $35 million. Certain reports estimate that approximately 20% of total cerebrospinal fluid shunt sales address normal pressure hydrocephalus. Based on the NPH population as a whole, we estimate that the potential market opportunity exceeds $500 million.

In 2005, we acquired the intellectual property estate of Eunoe, Inc., including the innovative COGNIShunt(R) system, which was being evaluated under an Investigational Device Exemption for the treatment of Alzheimer's disease patients. The COGNIShunt(R) system is designed to increase the flow of cerebral spinal fluid (CSF) and improve clearance of potential neurotoxins, which are believed to contribute to the progression of Alzheimer's disease. The COGNIShunt(R) system has not received FDA clearance or approval for sale.

Monitoring Products

Monitoring Of Brain Parameters. Neurosurgeons use intracranial monitors to diagnose and treat cases of severe head trauma and other diseases. There are approximately 500,000 cases of head trauma each year in the United States. We estimate the market for monitoring and intervention to be $110 million.

We sell intracranial monitoring systems under the Camino(R), Ventrix(R) and LICOX(R) names. Currently more than 3,000 of our intracranial monitors are installed and in use worldwide

Cranial Access And External Ventricular Drainage. Neurosurgeons use cranial access kits and external drainage systems to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain into an external container. We manufacture and market a broad line of cranial access kits and ventricular and lumbar external drainage systems.

Epilepsy Electrodes. We sell epilepsy electrodes that neurosurgeons use for the intra-operative monitoring of seizures to determine if surgical options can be used in the treatment of epilepsy. We estimate the worldwide market for intra-operative epilepsy electrodes to be $10 million.

Reconstructive Product Portfolio

Implants

Small Bone And Joint Fixation Devices and Instruments. The Newdeal foot and ankle surgery devices address the reconstructive and fracture repair portion of the orthopedic market. The Newdeal line of implants include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, the Uniclip(R) Compression Staple, the Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. These implants and the instruments used to implant them are specifically designed for foot and ankle surgery. We estimate that the current Newdeal products address an approximately $500 million worldwide market. The HINTEGRA(R) total ankle prosthesis has been approved for sale only outside the United States.

Dermal Regeneration and Engineered Wound Dressings. Our skin replacement products address the market need created by severe burns, reconstructive surgery, trauma and chronic wounds. We estimate that the worldwide market now addressable by our skin replacement products exceeds $1.0 billion.

The INTEGRA(R) Dermal Regeneration Template is designed to enable the human body to regenerate functional dermal tissue. We sell this product under a Premarket Approval (PMA) issued by the Food and Drug Administration for the post-excisional treatment of life-threatening deep or full-thickness dermal injury where sufficient autograft is not available at the time of excision or is not desirable due to the physiological condition of the patient and for the repair of scar contractures in patients who have already recovered from their initial wound.

The INTEGRA(R) Bilayer Matrix Wound Dressing and INTEGRA(TM) Matrix Wound Dressing are advanced wound care devices indicated for the management of soft tissue wounds including: partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, surgical wounds (donor sites/grafts, post-Moh's surgery, post-laser surgery, podiatric and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns and skin tears) and draining wounds. We expect the rapid growth of our reconstructive surgery sales force to drive sales growth of this important product line.

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

Our nerve repair products are absorbable collagen implants for the repair and protection of severed and injured peripheral nerves. The NeuraGen(R) Nerve Guide is a collagen conduit designed to provide an environment for the repair and regeneration of severed nerves. The NeuraWrap(TM) Nerve Protector provides a protective environment for the healing of injured, compressed or scarred nerves. Both our Integra NeuroSciences and Integra Reconstructive sales forces sell these products to our hospital-based customers.

Instruments

Dermatomes and Meshers. We sell a range of manual and powered dermatomes and related disposables for harvesting skin grafts under the Padgett Instruments(TM) name. In 2003, we launched our new Padgett Dermatome-S, which is lighter, more ergonomic and more powerful than the other dermatomes in our line. Our variable skin mesher is designed to expand skin grafts prior to implantation to provide for greater coverage.

JARIT(R) Surgical Instruments

For more than 30 years, JARIT has marketed a wide variety of high quality, reusable surgical instruments to virtually all surgical disciplines. With more than 5,000 instrument patterns, the JARIT brand has a strong reputation for high-quality surgical instruments and customer service.

Our Jarit Surgical Instrument channel sells directly to central supply and purchasing at hospitals. This channel has expanded beyond the JARIT(R) product line to sell products under the Padgett Instruments(TM) and R&B Redmond(TM) product lines. More than 25 sales and marketing professionals supervise a group of over 100 manufacturers' representatives.

Strategic Alliances

Orthopedic Biomaterials. Since 1994, we have supplied Wyeth BioPharma with Absorbable Collagen Sponges for use in developing bone regeneration implants, including use with Wyeth BioPharma's recombinant human bone morphogenetic protein-2 (rhBMP-2). Wyeth BioPharma sells Absorbable Collagen Sponges to Medtronic Sofamor Danek. The FDA has approved Medtronic Sofamor Danek's InFUSE(TM) Bone Graft used with the LT-CAGE(TM) Lumbar Tapered Fusion Device for use in spinal fusion procedures and the InFUSE(TM) Bone Graft for the treatment of open, acute tibial shaft fractures. The InFUSE(TM) Bone Graft eliminates the need for a secondary, painful procedure to harvest pieces of bone from the patient's own hip (known as an autograft).

More recently, we developed a compression resistant collagen ceramic matrix for Medtronic Sofamor Danek. The device, the MasterGraftTM Matrix, is a 3-dimensional, osteoconductive, porous implant that allows for bony ingrowth across the graft site while resorbing at a rate consistent with bone healing.

Guided Tissue Regeneration In Periodontal Surgery. Our BioMend(R) Absorbable Collagen Membrane and BioMend(R) Extend Absorbable Collagen Membrane are sold through Zimmer Holdings, Inc. They are used for guided tissue regeneration in periodontal surgery. The body absorbs the BioMend(R) products, avoiding the requirement for additional surgical procedures to remove a non-absorbable membrane.

Other Private Label Products. Our current private label products also include the VitaCuff(R) catheter access infection control device and the BioPatch(R) anti-microbial wound dressing.

RESEARCH AND DEVELOPMENT STRATEGY

Integra's research and development activities focus on identifying and evaluating unmet surgical needs and product improvement opportunities to drive the development of innovative solutions and products. We apply our technological and developmental core competencies to develop regenerative products for neurosurgical and reconstructive applications, neuro-monitoring and CSF management, cranial stabilization and closure, tissue ablation, surgical instruments and extremity small bone and joint fixation. Our activities include both internal product development initiatives and the acquisition of proprietary rights to strategic technological platforms.

Our regenerative product development portfolio is focused on applying our expertise in biomaterials and collagen matrices to support the development of innovative products targeted at neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, nerve repair, and wound dressing applications. Our focus on technological advancement, product segmentation and differentiation activities will continue to drive our activities in each of these areas.

Research and development in neuro-monitoring applications remains focused on the improvement of our existing advanced neuromonitors and the evaluation of new and innovative technologies that afford significant advancements in monitoring ability. For CSF management, opportunities for the improvement of long-standing product applications are being explored and existing products are being updated to meet evolving needs. Our industry leading cranial stabilization product expertise is focused on the advancement of mechanical stabilization techniques and the application of new materials to further the state-of-the-art of cranial stabilization. For tissue ablation, our existing development resources will be coupled with those gained through the acquisition of Radionics to drive multi-technology based tissue ablation modalities to offer a broad array of products. Finally, we have an on-going program of identifying, developing and commercializing powered and hand-held surgical instruments.

As our expansion into the orthopedic reconstructive market continues, our research and development activities have targeted extremity small bone and joint fixation. Leveraging the development expertise from our acquisition of Newdeal Technologies, we are developing a robust new product development program that will advance our product offering to both United States and European markets.

We spent $12.8 million, $14.1 million, and $12.0 million in 2003, 2004 and 2005, respectively, on research and development activities. The 2003 amount includes $400,000 of acquired in-process research and development charge recorded in connection with acquisitions. The 2004 amount includes a $1.4 million milestone payment relating to the completion of certain development activities for an advanced neuro-monitoring system and a $0.5 million licensing fee paid for the development of a data acquisition system to support the integration of our advanced monitoring products. The 2005 amount includes a $0.5 million in-process research and development charges recorded in connection with an acquisition. In addition to internal research and development activities, we may continue to acquire businesses that include research and development programs, which could result in additional in-process research and development charges in the future.

COMPETITION

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson and the Aesculap division of B. Braun. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery.

Our competition in reconstructive surgery can be divided into two areas that correspond to our main reconstructive product categories. Our skin and advanced wound healing products compete with those of LifeCell Corporation, Organogenesis Inc. and Wright Medical Group, Inc. Our orthopedic products compete with those of the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive surgery products. We also compete with Wright Medical Group in the orthopedic category.

We believe that we are the second largest re-usable surgical instrument company in the United States. We compete with the largest re-usable instrument company,
V. Mueller, a division of Cardinal Healthcare, as well as the Aesculap division of B. Braun. In addition, the Codman division of Johnson & Johnson and many smaller instrument companies compete with both re-usable and disposable specialty instruments. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments.

Our private label products face diverse and broad competition, depending on the market addressed by the product.

Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device, rather than any particular product. Depending on the product line, we compete on the basis of our products' features, strength of our sales force or marketing partner, sophistication of our technology and cost effectiveness of our solution to the customer's medical requirements.

GOVERNMENT REGULATION

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. We believe that we are in substantial compliance with these governmental regulations.

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The Food and Drug Administration requires, as a condition of marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, an approved Premarket Approval (PMA) application (or supplemental PMA application) or an approved Product Development Protocol. Obtaining these approvals and clearances can take up to several years and involve preclinical studies and clinical testing. To perform clinical testing in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption from the FDA. FDA rules may also require a filing and FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to provide notices to the FDA, to maintain certain records relating to exports and make these records available to the FDA for inspection, if required.

We are also required to register with the FDA as a device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. Under FDA regulations, we are required to submit reports of certain voluntary recalls and corrections to the FDA. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and can recommend criminal prosecution to the Department of Justice.

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification requires a comprehensive Quality System program and submission of data on a product to a "Notified Body" in Europe. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) audits our facilities annually to verify our compliance with these standards.

We are subject to laws and regulations that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. This requires that we exercise care in structuring our sales and marketing practices and customer discount arrangements.

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export and other laws regarding transactions in foreign countries. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign counties.

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

In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices and the maintenance of personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We may also be subject to other present and possible future local, state, federal and foreign regulations.

PATENTS AND INTELLECTUAL PROPERTY

We seek patent protection of our key technology, products and product improvements, both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages as it relates to our existing product lines. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

ACCU-DISC(TM), BioMend(R), Bold(R), BUDDE(R), CALCANEA(R), Camino(R), COGNIShunt(R), CollaPlug(R), CollaStat(TM), CollaTape(R), CRW(R), CUSA(R), CUSA EXcel(TM), Dissectron(R), DuraGen(R), DuraGen Plus(R), Elektrotom(R), EquiFlow(R), Eunoe, Inc.(R), Hallu-Fix(R), Helistat(R), Helitene(R), Heyer-Schulte(R), HINTEGRA(R), INTEGRA(R), INTEGRA(TM) Bilayer Matrix Wound Dressing(R), INTEGRA(R) Dermal Regeneration Template, Integra LifeSciences Corporation(R), Integra NeuroSciences(R), Integra NeuroSupplies(TM), Integra Supplies(TM), JARIT(R), LICOX(R), LPV(R), Moni-Torr(TM), NeuraGen(R), NeuraWrap(TM), Neurosensor(R), OmniSight(R), Orbis-Sigma(R), Osteoject(R), Padgett Instruments, Inc(R), Pudenz(TM), Radionics(R), Redmond(TM), Ruggles(TM), Selector(R), Sonotom(R), Spetzler(R), Spin(R), Spinal Specialties(TM), Sundt(TM), Suturable DuraGenTM, Ultra Pure Collagen(TM), Uniclip(R), Ventrix(R), VitaCuff(R) and XKnife(TM) are some of the trademarks of Integra and its subsidiaries. All other brand names, trademarks and service marks appearing in this report are the property of their respective holders, including MAYFIELD(R), which is a registered trademark of SM USA, Inc., a wholly owned subsidiary of Schaerer Mayfield USA, Inc.

EMPLOYEES

At December 31, 2005, we had approximately 1,000 full-time employees and 180 temporary employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France, none of our employees are subject to a collective bargaining agreement.

Many of our employees, including those holding senior positions in our regulatory, operations, research and development, and sales and marketing departments, have prior experience working for large pharmaceutical or medical technology companies. Our sales representatives and regional sales managers attend in-depth product training meetings throughout the year, and our clinical development team consists of medical professionals who specialize in specific therapeutic areas that our products serve. We believe that our clinical development team differentiates us from our competition, as their knowledge and experience as medical professionals allows them to more effectively educate and train both our sales force and the customers who use our products. This team is especially valuable in communicating the clinical benefits of new products.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the "SEC Filings" page of the Investor Relations section of our website at www.Integra-LS.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the SEC's Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," that constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

      o general economic and business conditions, both nationally and in our international markets;
      o our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
      o  anticipated trends in our business;
      o  existing and future regulations affecting our business;
      o our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;
      o physicians' willingness to adopt our recently launched and planned products, third-party payors' willingness to provide reimbursement for these products and our ability to secure regulatory approval for products in development;
      o our ability to protect our intellectual property, including trade secrets;
      o our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;
      o  work stoppages at our facilities; and
      o other risk factors described in the section entitled "Factors That May Affect Our Future Performance" in this report.

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

ITEM 1A.  RISK FACTORS

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin on product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

      o  the impact of acquisitions;
      o  the timing of significant customer orders;
      o market acceptance of our existing products, as well as products in development;
      o  the timing of regulatory approvals;
      o changes in the rate of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;
      o expenses incurred and business lost in connection with product field corrections or recalls;
      o  increases in the cost of energy and steel;
      o  our ability to manufacture our products efficiently; and
      o  the timing of our research and development expenditures.

The Industry And Market Segments in Which We Operate Are Highly Competitive, And We May Be Unable To Compete Effectively With Other Companies.

In general, there is intense competition among medical device companies. We compete with established medical technology and pharmaceutical companies in many of our product areas. Competition also comes from early stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Our competitors may be more effective at implementing their technologies to develop commercial products. Our competitors may be able to gain market share by offering lower-cost products.

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain reimbursement under Medicare and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors introduced an onlay dural graft matrix during 2004, and other companies have introduced and may be preparing to introduce similar products. The introduction of such products could reduce the sales, growth in sales and profitability of our duraplasty products.

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun Medical Inc. and the Valleylab division of Tyco International Ltd. In addition, many of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in reconstructive surgery include LifeCell Corporation, Organogenesis Inc., Wright Medical Group, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation. Some of these are major orthopedic companies that carry a full line of reconstructive products. Our private label products face diverse and broad competition, depending on the market that an individual product addresses.

Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for our dermal regeneration products, our duraplasty products and our nerve repair products.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 22 businesses or product lines at a total cost of approximately $289 million.

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

We are also subject to the regulatory requirements of countries outside of the United States where we do business. For example, Japan is in the process of reforming its medical device regulations. A recent amendment to Japan's Pharmaceutical Affairs Law went into effect on April 1, 2005. New regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources also may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan.

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including our dermal regeneration products, our duraplasty products and our nerve repair products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny in the press and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Recent cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a case of BSE, or the United States. The collagen used in a product that we sell, but do not manufacture, is derived from bovine pericardium. We are also qualifying sources of collagen from other countries that are considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and bovine pericardium are in the lowest risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

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

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies of third-party payors could harm acceptance of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

Our Intellectual Property Rights May Not Provide Meaningful Commercial Protection For Our Products, Which Could Enable Third Parties To Use Our Technology Or Very Similar Technology And Could Reduce Our Ability To Compete In The Market.

Our ability to compete effectively depends in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. However, you should not rely on our patents to provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications usually takes approximately two years.

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

We May Be Involved In Lawsuits Relating To Our Intellectual Property Rights And Promotional Practices, Which May Be Expensive.

To protect or enforce our intellectual property rights, we may have to initiate legal proceedings, such as infringement suits or interference proceedings, against third parties. For example, in December 2005 our Newdeal subsidiary sued Wright Medical Group, Inc. and Wright Medical's French subsidiary alleging that certain products within Wright Medical's "Charlotte System" of foot and ankle products infringe upon Newdeal's foot-and-ankle system. In addition, we may have to institute proceedings regarding our competitors' promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. We may also provoke these third parties to assert claims against us.

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

      o our collagen-based products, such as the INTEGRA(R) Dermal Regeneration Template and wound dressing products, the DuraGen(R) family of products, and our Absorbable Collagen Sponges;
      o our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and
      o products which use many different electronic parts from numerous suppliers, such as our intracranial monitors and catheters.

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

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility that manufactures our Camino(R), Ventrix(R) and LICOX(R) catheter product lines is as susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

In addition, we began implementing an enterprise business system in 2004, which we intend to use in all of our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and will be implemented in several stages. We have outsourced our product distribution function in the United States and in the fourth quarter of 2005 began to outsource our European product distribution function. A delay or other problem with the system or in our implementation schedule for any of these initiatives could have a material adverse effect on our operations.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. In 2004 and 2005, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins.

Currently, we do not use derivative financial instruments to manage operating foreign currency risk. As the volume of our business transacted in foreign currencies increases, we expect to continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe that this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

In general, we cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Our international operations subject us to customs and import-export laws. These laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. These laws also prohibit transactions with certain designated persons.

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

Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

      o major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private health care insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures;
      o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
      o potential legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
      o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
      o we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
      o there is economic pressure to contain health care costs in domestic and international markets;
      o there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry;
      o proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and
      o there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

We Are Subject To Regulatory Requirements Relating To The Use Of Hazardous Substances Which May Impose Significant Compliance Costs On Us.

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

The Loss Of Key Personnel Could Harm Our Business.

We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance on Mr. Essig and two other members of management.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in New Jersey, Massachusetts, Ohio, California, Puerto Rico, England and France. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, New York, England, France and Belgium. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. The Sparkes, Nevada and Ghent, Belgium facilities are owned and operated by third parties. We lease all of our facilities other than our facilities in England, and Biot, France, which we own.

All of our manufacturing facilities (other than one outside of the United States) are registered with the FDA. Our facilities are subject to FDA inspection to assure compliance with Quality System Regulations. We believe that our manufacturing facilities are in substantial compliance with Quality System Regulations, suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. Some capacity of the plants is being converted, with any needed modification, to meet the current and projected requirements of existing and future products.

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

In October 2000, the Trial Court entered judgment in our favor and against Merck KGaA in the case. In entering the judgment, the Trial Court also granted to us pre-judgment interest of $1.4 million, bringing the total award to $16.4 million, plus post-judgment interest. Merck KGaA filed various post-trial motions requesting a judgment as a matter of law notwithstanding the verdict or a new trial, in each case regarding infringement, invalidity and damages. In September 2001, the Trial Court entered orders in favor of us and against Merck KGaA on the final post-judgment motions in the case, and denied Merck KGaA's motions for judgment as a matter of law and for a new trial.

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

Further enforcement of the Trial Court's order has been stayed. We have not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

Three of our French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify us against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that satisfied the outstanding tax assessments. In connection with this settlement, we recognized net operating loss carryforwards in France and recorded this benefit as a $0.5 million tax benefit in 2005.

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ADDITIONAL INFORMATION:

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Executive Officers of the Company

Our executive officers are appointed annually and serve at the discretion of the Board of Directors. The only family relationship between any of our executive officers and directors is that Mr. Holtz is the nephew of Richard E. Caruso, Ph.D., the Chairman of the Board of Directors. The following information indicates the position and age of our executive officers as of the date of this report and their previous business experience.

NAME                                           AGE     POSITION
Stuart M. Essig ...................     44      President, Chief Executive Officer and Director

Maureen B. Bellantoni .............     56      Executive Vice President and Chief Financial Officer

Gerard S. Carlozzi ................     50      Executive Vice President and Chief Operating Officer

John B. Henneman, III .............     44      Executive Vice President, Chief Administrative Officer and
                                                Secretary

David B. Holtz ....................     39      Senior Vice President, Finance

Deborah A. Leonetti ...............     50      Senior Vice President, Global Marketing

Donald R. Nociolo .................     43      Senior Vice President, Operations

Judith E. O'Grady .................     55      Senior Vice President, Regulatory, Quality Assurance and
                                                Clinical Affairs

Robert D. Paltridge ...............     48      Senior Vice President, Global Sales

Stuart M. Essig has served as President and Chief Executive Officer and a director of Integra since December 1997. Before joining Integra, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig also serves on the Board of Directors of St. Jude Medical

Corporation, Zimmer Holdings, Inc. and ADVAMED, the Advanced Medical Technology Association. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an M.B.A. and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business.

Maureen B. Bellantoni is Integra's Executive Vice President and Chief Financial Officer, and is responsible for the company's finance department, including the corporate controller, financial reporting, internal audit, tax, and treasury functions of the company. Ms. Bellantoni joined Integra in January 2006. Ms. Bellantoni served as Senior Vice President and Chief Financial Officer of CP Kelco, a global leader in the hydrocolloids market from 2003 through its sale to J.M. Huber in October 2004. From 2000 to 2002, Ms. Bellantoni served as Chief Financial Officer North America and Senior Vice President of Finance of Burger King. During 1999 to 2000, she served as Executive Vice President Finance, for Rohn Industries Inc. a publicly traded telecommunications company. From 1993 to 1998, she served at Sara Lee Corporation as President and Chief Operating Officer for their Bil Mar Foods division, Vice President, Finance and Chief Financial Officer for Sara Lee Meats, and Vice President, Finance and Chief Financial Officer for PYA/Monarch, Inc. From 1985 to 1993, Ms. Bellantoni was with Emerson Electric Company, as Vice President, Finance and Chief Financial Officer for their Automatic Switch Division and Vice President, Far East and Vice President, Finance and Chief Financial Officer for the Branson Ultrasonics Corporation. Ms. Bellantoni received a B.S. degree in finance from the University of Bridgeport and an M.B.A. from the University of Connecticut.

Gerard S. Carlozzi is Integra's Executive Vice President and Chief Operating Officer, and is responsible for the company's marketing, sales, manufacturing, distribution and research and development functions. Mr. Carlozzi joined Integra in September 2003, after serving as a consultant to the Company from March 2003 to September 2003. Prior to joining Integra, Mr. Carlozzi had spent over 25 years in the medical device industry. From 1999 to 2003, he was President, Chief Executive Officer and a director of Bionx Implants, a company focused on the development of novel biomaterial devices for various surgical specialties. Prior to 1999, he held various management positions with Synthes USA, Acufex microsurgical and Infusaid Corporation. Mr. Carlozzi also serves on the Board of Directors of Cascade Medical Corporation and Scandius Biomedical, Inc., privately held companies. Mr. Carlozzi received a B.S. degree in engineering and an M.B.A. from Northeastern University.

John B. Henneman, III is Integra's Executive Vice President, Chief Administrative Officer and Secretary, and is responsible for the law department, regulatory affairs, corporate quality systems, clinical affairs, business development, human resources, information management and investor relations. Mr. Henneman was our General Counsel from September 1998 until September 2000 and our Senior Vice President, Chief Administrative Officer and Secretary from September 2000 until February 2003. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. Mr. Henneman received an A.B. degree from Princeton University and a J.D. from the University of Michigan Law School.

David B. Holtz joined Integra as Controller in 1993, served as Vice President, Finance and Treasurer from March 1997 to January 2001, was promoted to Senior Vice President, Finance and Treasurer in February 2001 and served as Treasurer until 2004. From August 2002 through October 2003, Mr. Holtz was given responsibility for managing Integra's European operations to support the transition of our acquisitions in Europe. His current responsibilities include managing all financial reporting and accounting functions. Before joining Integra, Mr. Holtz was an associate with Coopers & Lybrand, L.L.P. in Philadelphia and Cono Leasing Corporation, a private leasing company. Mr. Holtz received a B.S. degree in Business Administration from Susquehanna University and has been certified as a public accountant.

Deborah A. Leonetti joined Integra in May of 1997 as Director of Marketing, was promoted to Vice President, Global Marketing in April 1999 and to Senior Vice President, Global Marketing in May 2004. Her responsibilities include worldwide strategic marketing for all Integra products. From September 1989 through May 1997, Ms. Leonetti worked for Cabot Medical, which was later acquired by Circon Corporation, and held positions in sales, sales training, and marketing. Prior to her experience at Cabot-Circon, Ms. Leonetti completed fifteen years of clinical practice as a registered nurse at St. Christopher's Hospital for Children in Philadelphia. Ms. Leonetti received a nursing degree from St. Joseph's Hospital School of Nursing and La Salle University.

Donald R. Nociolo joined Integra as Director of Manufacturing in 1994, and was promoted to Vice President, Operations in March 1997 and to Senior Vice President, Operations in May 2000. He is responsible for managing Integra's worldwide manufacturing operations. Mr. Nociolo has approximately 20 years experience working in engineering and manufacturing management in the medical device industry. Six of those years were spent working at ETHICON, Inc., a division of Johnson & Johnson. Mr. Nociolo received a B.S. degree in Industrial Engineering from Rutgers University and an M.B.A. in Industrial Management from Fairleigh Dickinson University.

Judith E. O'Grady joined Integra as Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Affairs in 1985. Ms. O'Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining Integra, Ms. O'Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career she has held positions with Surgikos, a Johnson & Johnson Company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O'Grady led the team that obtained the FDA approval for INTEGRA(R) Dermal Regeneration Template, the first regenerative product approved by the FDA, and has led teams responsible for approvals of the Company's other regenerative product lines as well as more than 500 FDA and international submissions. Ms. O'Grady received a B.S. degree from Marquette University and M.S.N. in Nursing from Boston University.

Robert D. Paltridge joined Integra as National Sales Director in February 1995 and was appointed Vice President, North American Sales in September 1997. He was promoted to Vice President, Global Sales in October 2002 and Senior Vice President, Global Sales in January 2003. His responsibilities include managing the worldwide sales activities of Integra's three sales organizations and third-party distributors. Mr. Paltridge has over 20 years of sales and sales management experience in the medical device industry. Before joining Integra, he was National Sales Manager at Strato Medical, a division of Pfizer, Inc. He received a B.S. degree in Business Administration from Rutgers University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock trades on The NASDAQ National Market under the symbol "IART". The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

                   HIGH        LOW         HIGH        LOW
                         2005                    2004
                 ------------------      ------------------
Fourth Quarter   $ 38.89    $ 32.00      $ 37.36    $ 29.41
Third Quarter    $ 38.26    $ 28.74      $ 35.79    $ 27.14
Second Quarter   $ 37.31    $ 28.69      $ 36.00    $ 29.76
First Quarter    $ 39.87    $ 34.75      $ 33.86    $ 28.74


We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Requirements and Capital Resources." Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition and other factors deemed relevant by the Board of Directors.

The number of stockholders of record as of March 11, 2006 was approximately 530, which includes stockholders whose shares were held in nominee name.

Issuer Purchases of Equity Securities

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We were authorized to repurchase no more than 1.5 million shares under this program. During the quarter ended June 30, 2005, we repurchased 750,000 shares of our common stock for $24.7 million under the May 2005 repurchase program. In October 2005, our Board of Directors terminated the May 2005 repurchase program and adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. During the quarter ended December 31, 2005, we repurchased 900,000 shares of our common stock for $31.7 million under the October 2005 repurchase program. In February 2006, our Board of Directors terminated the October 2005 repurchase program and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions.

The following table summarizes our repurchases of our common stock during the quarter ended December 31, 2005 under the October 2005 repurchase program:


                                                               Shares         Dollar Value of
                                                            Purchased as      Shares that May
                           Total Number      Average       Part of Publicly   Yet be Purchased
                            of Shares       Price Paid        Announced         Under the
Period                      Purchased        per Share         Program           Program
---------------------      ------------    -----------    ----------------    --------------
October 1, 2005 -
  October 31, 2005           37,000          34.14            37,000           $48,736,713

November 1, 2005 -
  November 30, 2005         798,107          35.15           798,107            20,682,146

December 1, 2005 -
  December 31, 2005          64,893          36.56            64,893            18,309,396
---------------------      ------------     ----------     ----------------     --------------
   Total                    900,000       $  35.21           900,000           $18,309,396

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We have acquired numerous businesses and product lines during the previous five years. As a result of these acquisitions, the consolidated financial results and balance sheet data for certain of the periods presented below may not be directly comparable.

                                                                         Years Ended December 31,
                                                             2005       2004       2003       2002       2001
                                                            ------     ------     ------     ------     ------
                                                                  (in thousands, except per share data)
Operating Results:
Total revenues (1) .....................................   $277,935  $229,825   $185,599   $117,822   $ 93,442
Total operating costs and expenses (2) .................    221,830   205,046    145,952     98,635     79,156
                                                            -------    ------     ------     ------     ------
Operating income .......................................     56,105    24,779     39,647     19,187     14,286

Interest income (expense), net .........................       (265)      555        471      3,535      1,393
Other income (expense), net (3) ........................       (739)    2,674      3,071          3       (392)
                                                             ------    ------     ------     ------     ------
Income before income taxes .............................     55,101    28,008     43,189     22,725     15,287
Income tax expense (benefit) (4) .......................     17,907    10,811     16,328    (12,552)   (10,876)
                                                             ------    ------     ------     ------     ------
Net income .............................................    $37,194   $17,197    $26,861    $35,277   $ 26,163
                                                             ======    ======     ======     ======     ======

Diluted net income per share ...........................     $ 1.15    $ 0.55     $ 0.86     $ 1.14     $ 0.92
Weighted average shares outstanding ....................     34,565    31,102     33,104     30,720     27,196

                                                                               December 31,
                                                             2005       2004       2003       2002       2001
                                                            ------     ------     ------     ------     ------
                                                                              (in thousands)
Financial Position:
Cash, cash equivalents, and marketable securities (5) ..   $143,384  $195,982   $206,743   $132,311   $131,036
Total assets ...........................................    448,432   456,713    412,526    274,668    227,588
Long-term debt (5) .....................................    118,378   118,900    119,427         --         --
Retained earnings/(accumulated deficit) ................     36,929      (265)   (17,462)   (44,323)   (79,600)
Stockholders' equity ...................................    289,818   307,823    268,530    247,597    204,056



(1) In 2003, we recorded $11.0 million of other revenue related to the acceleration of the recognition of unused minimum purchase payments and deferred license fee revenue from ETHICON, Inc., a division of Johnson & Johnson, following the termination of the supply distribution and collaboration agreement with ETHICON in December 2003.
(2) In 2004, we recorded $23.9 million in share-based compensation charges incurred in connection with the extension of the employment agreement of our President and Chief Executive Officer.
(3) In 2004, we recorded a $1.4 million gain in other income related to an unrealized gain on a foreign currency collar which was used to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal Technologies SAS for 38.5 million euros. The collar contract expired on January 3, 2005, concurrent with our acquisition of Newdeal Technologies. In 2003, we recorded a $2.0 million gain in other income (expense) associated with a termination payment received from ETHICON.
(4) In 2002 and 2001, we recognized a deferred income tax benefit of $20.4 million and $11.5 million, respectively, primarily related to the reduction of a portion of the valuation allowance recorded against our deferred tax assets.
(5) In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. The notes are convertible into approximately
     3.5 million shares of our common stock.

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

This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. Management believes that this non-GAAP financial measure constitutes important supplemental information to investors which reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations, provides a more complete understanding of factors and trends affecting our ongoing business and operations. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirely and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names.

GENERAL

Integra is a market-leading, innovative medical device company focused on helping the medical professional enhance the standard of care for patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.

Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), one network of manufacturer's representatives managed by a direct sales organization (JARIT Surgical Instruments) and strategic alliances with market leaders such as Johnson & Johnson, Medtronic, Inc., Wyeth and Zimmer Holdings, Inc. We have direct sales forces in the United States, Germany, the United Kingdom, the Benelux (Belgium, Netherlands, Luxembourg) region and France. Elsewhere throughout the world, our products are distributed through a number of independent distributors. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.

Our product groups include Instruments, Implants, Monitoring Products, and Private Label Products. Our Instruments product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, and instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery. Our Implants product group includes dural grafts that are indicated for the repair of the dura mater, dermal regeneration and engineered wound dressings, and implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management. Our Monitoring Products group includes systems for the measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our Private Label product group includes implants used in bone regeneration and in guided tissue regeneration in periodontal surgery.

We manufacture many of our implant, monitoring and private label products in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also manufacture the ultrasonic surgical instruments and source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and manufacture these products primarily in our facility in Plainsboro, New Jersey. Taken together, these products accounted for approximately 31%, 31% and 27% of product revenues in the years ended December 31, 2005, 2004 and 2003, respectively.

We manage these multiple product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment - the development, manufacturing and distribution of medical devices.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in product revenues both through internal means - through launching new and innovative products and selling existing products more intensively - and by acquiring existing businesses or already successful product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that tend to support the view that our profitability can grow for a period of years. These measurements include revenue growth, derived through acquisitions and products developed internally, gross margins on products revenues, which we aim to increase to more than 65% over a period of several years, operating margins, which we aim to continually expand on as we leverage our existing infrastructure, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2005 not directly comparable to those of the corresponding prior year periods. Since the beginning of 2003, we have acquired the following businesses, assets and product lines:

In March 2006, Integra acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $76 million in cash, subject to certain adjustments. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image guided surgery system.

Tyco Healthcare sold the Radionics products in over 75 countries, using a network of independent distributors in the United States and both independent distributors and Tyco Healthcare affiliates internationally. We are likely to use distributors in many of the markets in which Tyco Healthcare sold direct. As a result, we expect that revenue and pre-tax income attributable to the acquired product lines will be reduced from the 2005 reported levels. In addition, because the CUSA Excel ultrasonic aspiration system competes with our existing line of ultrasonic surgery systems, our sales force may, in some situations, sell the CUSA system in lieu of our existing ultrasonic aspirator products. Overall, the acquired business has been growing at rates below our corporate growth rate targets.

In September 2005, we acquired the intellectual property estate of Eunoe, Inc. for $0.5 million in cash. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt(R) system for the treatment of Alzheimer's disease patients. The acquired intellectual property has not been developed into a product that has been approved or cleared by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid. Accordingly, we recorded the entire acquisition price as an in-process research and development charge in 2005.

In January 2005, we acquired all of the outstanding capital stock of Newdeal Technologies SAS. We paid $51.9 million (38.3 million euros) in cash at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses.

Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal's products include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands, and through distributors in more than 30 countries, including the United States and Canada. During 2005, we began to market the Newdeal products directly in the United States through our Integra Reconstructive Surgery sales force. Newdeal's target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons.

In May 2004, we acquired the MAYFIELD(R) Cranial Stabilization and Positioning Systems and the BUDDE(R) Halo Retractor System business from Schaerer Mayfield USA, Inc. (formerly Ohio Medical Instrument Company) for $20.0 million in cash paid at closing, a $0.3 million working capital adjustment and $0.3 million of acquisition related expenses. The MAYFIELD(R) and BUDDE(R) lines include skull clamps, headrests, reusable and disposable skull pins, blades, retractor systems and spinal implants. MAYFIELD systems are the market leader in the United States and have been used by neurosurgeons for over thirty years. The products are sold in the United States through our Integra NeuroSciences(TM) direct sales organization and in international markets through distributors.

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

In January 2004, we acquired two small instruments businesses: the R&B instrument business from R&B Surgical Solutions, LLC for $2.0 million in cash and the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for $1.6 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery.

In December 2003, we acquired the assets of Reconstructive Technologies, Inc. for $0.4 million in cash and an agreement to make future payments based on product sales. Reconstructive Technologies was the developer of the Automated Cyclic Expansion System (ACE System(TM)), a tissue expansion device. As the ACE system was not yet approved for sale, we recorded a $0.4 million in-process research and development charge in connection with this acquisition. We are evaluating the regulatory, engineering, and clinical efforts necessary to develop and launch the ACE System.

RESTRUCTURING ACTIVITIES

During the second quarter of 2005, we announced plans to restructure certain of our European operations. The restructuring plan included closing our Integra ME production facility in Tuttlingen, Germany and reducing the manufacturing overhead workforce in our production facility located in Biot, France, both of which were completed in December 2005. We transitioned the manufacturing operations of Integra ME to our production facility in Andover, England. During the second quarter of 2005, we also eliminated some duplicative sales and marketing positions, primarily in Europe. Approximately 68 individuals were identified for termination under the European restructuring plan. As of December 31, 2005, we terminated 65 of these individuals.

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant and we continue to transfer certain assembly, processing and packaging operations to our San Diego and Puerto Rico facilities.

In connection with these restructuring activities, we recorded $4.0 million of charges in 2005 for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.

While we expect a positive impact of the restructuring and integration activities, such results remain uncertain. We expect to reinvest most of the savings from these restructuring and integration activities in further expanding our European sales, marketing and distribution organization, and adding the Newdeal group's business to our existing sales and distribution network.

RESULTS OF OPERATIONS

Net income in 2005 was $37.2 million, or $1.15 per diluted share, as compared to net income of $17.2 million, or $0.55 per diluted share, in 2004 and net income of $26.9 million, or $0.86 per diluted share, in 2003. These amounts include the following charges:


 (in thousands)                                         2005        2004        2003
                                                       ------      ------      ------
CHARGES:
--------
Involuntary employee termination costs ...........    $ 3,861     $   --     $    120
Facility consolidation, acquisition
    integration and related costs ................      2,340         --          987
Acquired in-process research and development .....        500         --          400
Costs associated with discontinued
    products lines ...............................        478         --          --
Inventory fair market value purchase accounting
    adjustments ..................................        466         270       1,261
Cash donation to the Integra Foundation ..........        250         --        2,000
Acquired technology licensing and
    milestone payments ...........................        --        1,855         --
Tax charge incurred in connection with the
    reorganization of certain European operations.        --        1,300         --
                                                       ------      ------      ------
   Total .........................................    $ 7,895     $ 3,425     $ 4,768


In 2004, we recognized $1.4 million of other income related to an unrealized gain on a foreign currency collar, which was used to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal Technologies for 38.5 million euros. The foreign currency collar expired in January 2005, concurrent with our acquisition of Newdeal Technologies.

We believe that, given our ongoing, active strategy of seeking acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, and our recent review of various product lines in relation to our current business strategy, the charges and amounts recorded to other income discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations.

Net income also includes the following amounts:

In 2005, we recognized an additional $1.3 million of royalty revenue related to a change in the manner we use to estimate royalties earned based on Medtronic's sales of its INFUSE(TM) bone graft product. Prior to 2005, we recognized this royalty revenue when Wyeth paid us royalties because Wyeth did not provide information to us about the royalty amount earned each quarter prior to us reporting our quarterly financial results and we did not have a reliable basis for otherwise estimating and recording royalty revenue in the same quarter it was earned. However, we now receive quarterly royalty revenue information from Wyeth more quickly, we have sufficient historical information available to help us estimate, and the volatility in the royalty earned each quarter has decreased significantly. Accordingly, we started recognizing this royalty on an accrual basis in the quarter earned.

In 2004, we recognized a $23.9 million non-cash compensation charge related to the renewal of our Chief Executive Officer's employment agreement.

In 2003, we recorded $11.0 million of other revenue related to the acceleration of the recognition of unused minimum purchase payments and unamortized license fee revenue from ETHICON following the termination of the Supply, Distribution and Collaboration agreement in December 2003. We also received a $2.0 million payment from ETHICON from the termination of our agreement with them, which is included in other income.

These amounts represent revenues, gains, and charges resulting from facts and circumstances that, based on our recent history and future expectations, are not expected to recur with similar materiality or impact on continuing operations.

We believe that the identification of these revenues, charges and gains that meet these criteria promotes comparability of reported financial results for the periods presented.


Total Revenues and Gross Margin on Product Revenues (Exclusive of Amortization Related to Acquired Intangible Assets)


(in thousands, except per share data)                       2005       2004       2003
                                                          --------   --------   --------
   Monitoring products .................................  $ 48,940   $ 48,217   $ 44,229
   Implant products ......... ..........................   108,156     78,418     53,301
   Instruments .........................................    91,918     77,667     47,168
   Private label products ..............................    28,757     24,188     21,997
                                                          --------   --------   --------
Total product revenues .................................   277,771    228,490    166,695
Other revenue ..........................................       164      1,335     18,904
                                                          --------   --------   --------
Total revenues..........................................   277,935    229,825    185,599

Cost of product revenues (exclusive of amortization
    related to acquired intangible assets) .............   105,536     87,299     70,597

Gross margin on product revenues .......................   172,235    141,191     96,098
Gross margin as a percentage of product revenues .......       62%        62%        58%

In 2005, total revenues increased 21% over 2004 to $277.9 million, led by a $49.3 million, or 22%, increase in product revenues to $277.8 million. Domestic product revenues increased $26.4 million in 2005 to $207.2 million, or 75% of total product revenues, as compared to 79% and 80% of product revenues in 2004 and 2003, respectively. Sales of instruments and implant products, which reported a 38% and 18% increase, respectively, in sales over 2004, led our growth in product revenues in 2005.

In 2004, total revenues increased 24% over 2003 to $229.8 million, led by a $61.8 million, or 37%, increase in product revenues to $228.5 million. Domestic product revenues increased $48.1 million in 2004 to $180.9 million. Sales of instruments and implant products, which reported a 65% and 47% increase, respectively, in sales over 2003, led our growth in product revenues in 2004.

Reported product revenues for 2005 and 2004 included the following amounts in revenues from acquired product lines:

                                               2005 Revenues     2004 Revenues      % change
                                              ---------------   ---------------   ----------
                                                              (in thousands)
Total Product Revenues
   Products acquired during 2005 ...........   $  17,033        $     --              N/M
   Products acquired during 2004 ...........       9,343           2,770              N/M
   All other product revenues ..............     251,395         225,720              11%
                                               ---------        --------
   Total product revenues ..................     277,771         228,490              22%


All of the products acquired in 2005 were added to the implants product group, while all of the products acquired in 2004 were added to the instrument product group.

Product revenues excluding 2005 and 2004 acquisitions grew at 11% for the year ended December 31, 2005 as compared to 2004. Increased sales of our implant products used for skin replacement and wound dressings, dural repair, and repair and protection of peripheral nerves, our surgical instrumentation and ultrasonic surgery systems for tissue ablation, and revenues from our Absorbable Collagen Sponge product sold to Wyeth accounted for a significant portion of this growth. Changes in foreign currency exchange rates did not have a significant effect on the year-over-year increase in product revenues.

Product revenues in 2004 and 2003, included $53.5 million and $24.5 million, respectively, in sales of products acquired in either 2003 or 2004. Increased sales of our implant products used for skin replacement and wound dressings and dural repair and increased revenues from our Absorbable Collagen Sponge product sold to Wyeth drove this revenue growth. Changes in foreign currency exchange rates in 2004 had a $2.8 million favorable effect on the year-over-year increase in product revenues.

We have developed a new targeted account sales and marketing strategy for products in the monitoring category and expect that it will contribute to improvements in the performance of our monitoring products in future periods.

We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales force, the recent conversion of JARIT domestic sales from a distributor billing model to a direct billing model, the continued implementation of our direct sales strategy in Europe and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products. Overall, we expect our revenues to continue to grow in the range of 20% to 30% per annum. We expect organic revenue growth in excess of 15% per annum.

Gross margin as a percentage of product revenues (exclusive of amortization related to acquired intangible assets) was 62% in 2005, 62% in 2004 and 58% in 2003. Cost of product revenues included $0.5 million, $0.3 million, and $1.3 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2005, 2004 and 2003, respectively. Our gross margin in 2005 was also negatively affected by $2.6 million of termination costs incurred in connection with our European restructuring activities, $0.9 million of charges associated with facility consolidations and $0.3 million of charges associated with a discontinued product line. Continued growth in sales of higher-margin products, including our skin replacement and wound dressing implants, dural repair implants, cranial stabilization systems, and recently acquired foot and ankle implant products offset the impact of the charges recorded in 2005.

In 2006, we expect our consolidated gross margin to increase. We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues. Also, we have begun to bill hospital customers directly for sales of JARIT instruments to them, rather than distributors. We expect that this will result in increased product revenues, a higher gross margin, and increased selling expenses. We anticipate that the relatively lower gross margin generated from sales of Radionics products will offset some of these benefits.

Gross margins in 2004 improved as compared to 2003 as a result of increased sales of higher margin products, including our skin replacement and wound dressing implants and dural repair implants and the cranial stabilization systems acquired in 2004, and from the negative impact of the $1.3 million in fair value inventory purchase accounting adjustments recorded in 2003.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

                                                            2005       2004       2003
                                                          --------   --------   --------
Research and development ...............................      4%          6%        7%
Selling, general and administrative ....................     35%         43%       32%

We reported in-process research and development charges of $0.5 million and $0.4 million in 2005 and 2003, respectively. The $0.5 million in-process research and development charge in 2005 related to intellectual property acquired from Eunoe, Inc in September 2005. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt(R) system for the treatment of Alzheimer's disease patients. The acquisition of the Eunoe intellectual property estate and clinical trial data extends Integra's technology to regulate the flow of cerebrospinal fluid within the brain. The acquired intellectual property has not been developed into a product that has been approved or cleared by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid.

Research and development costs have continued to decline as a percentage of total revenue as we continue to restructure our research and development activities. The percentage declines are also the result of significant increases in hand-held instrument sales, which by their nature require less research and development expenditures compared to our other product lines. In 2005, our research and development expenses decreased $2.2 million to $12.0 million because of decreased development efforts related to our next generation ultrasonic aspirator and from the impact of the $1.4 million milestone payment related to the completion of certain development activities for an advanced neuro-monitoring system made in 2004. Our 2004 research and development expenses increased $1.3 million to $14.1 million and included the $1.4 million milestone payment and a $0.5 million licensing fee paid for the development of a data acquisition system to support the integration of our advanced monitoring products. In 2003, we incurred $1.1 million of expenses related to the consolidation of our San Diego research center with our other facilities.

In 2006, we expect our research and development expenses as a percentage of total revenues to increase slightly as we increase expenditures on research and clinical activities directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product in the United States. The recently acquired Radionics business also spends proportionately more on research and development.

We capitalize inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2005, we capitalized approximately $0.9 million of pre-approval inventory.

In 2004, our selling, general and administrative expenses included a $23.9 million share-based compensation charge related to the renewal of our President and Chief Executive Officer's employment agreement. Excluding the impact of this charge, selling, general and administrative expenses increased in 2005 because of the continued expansion of our direct sales and marketing organizations around all three direct selling platforms, increased corporate staff to support the recent growth in our business and costs associated with our restructuring, acquisition integration and systems implementation activities. Since 2004, we have been investing resources in the implementation of a new global enterprise business system. In 2004 and 2005, we relocated and expanded most of our domestic and international distribution capabilities through third-party service providers.

In 2005, we recorded $1.1 million of employee termination costs and $1.4 million of charges associated with facility consolidations, acquisition integrations and related costs incurred in connection with our restructuring activities in selling, general and administrative expenses. We do not expect that the costs to complete these activities in 2006 will be as significant, although there may be additional significant costs incurred to integrate the Radionics business.

In 2005, we also recorded $8.3 million of selling, general and administrative expenses associated with the recently acquired Newdeal businesses. These costs included a $1.4 million compensation charge related to the sellers' obligation to continue their employment with Integra through the end of 2005.

In 2006, we expect our selling, general and administrative costs as a percentage of revenue to increase as compared to 2005 as a result of the impact of expensing all share-based compensation following the adoption of SFAS No. 123(R) and from higher commissions associated with the conversion of JARIT domestic sales from a distributor billing model to a direct billing model.

Amortization expense increased to $6.1 million in 2005 because of amortization on intangible assets acquired through our business acquisitions. Including the impact of intangible assets acquired in the Radionics acquisition, we expect annual amortization expense to be approximately $8.1 million in 2006, $8.3 million in 2007, $8.0 million in 2008, $7.3 million in 2009 and $6.7 million in 2010.

Non-Operating Income and Expenses

In 2003, we received approximately $115.9 million of net proceeds from the sale of $120.0 million of our 2 1/2% contingent convertible subordinated notes due in March 2008. In 2005, 2004, and 2003, we recorded interest expense of $3.9 million, $3.5 million, and $2.7 million, respectively, in connection with these notes, which was offset by $3.9 million, $4.0 million, and $3.2 million, respectively, of interest income on our invested cash and marketable debt securities.

We will pay additional interest ("contingent interest") on our convertible notes if, at thirty days prior to maturity, our common stock price is greater than $37.56 per share. We recorded a $0.4 million liability related to the estimated fair value of the contingent interest obligation at the time the notes were issued. The contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2005, the estimated fair value of the contingent interest obligation was $0.7 million. In 2005, interest expense associated with changes in the estimated fair value of the contingent interest obligation was not significant. In 2004, and 2003, respectively, we recorded $0.3 million and $0.1 million of interest expense associated with changes in the estimated fair value of the contingent interest obligation.

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

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities." The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. In 2005, we recorded an additional $0.2 million of interest expense associated with the interest rate swap, while we recorded a $0.7 million and $0.3 million reduction in interest expense in 2004 and 2003, respectively.

The net fair value of the interest rate swap at December 31, 2005 was $2.0 million. We recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes:

                                                            2005       2004       2003
                                                          --------   --------   --------
                                                                  (in thousands)
      Interest rate swap ...............................   $  690     $  287     $  305
      Contingent convertible notes .....................     (821)      (430)      (433)
                                                          --------   --------   --------
      Net increase (decrease) in liabilities ...........   $ (131)    $ (143)    $ (128)

The net decrease in liabilities represents the ineffective portion of the hedging relationship, and these amounts are recorded in other income (expense), net.

Our net other income (expense) declined in 2005 by $3.4 million to $0.7 million of expense. In 2004, we recorded a $1.4 million unrealized gain associated with a 38.5 million euro foreign currency collar contract that expired on January 3, 2005. We entered into this contract to reduce our exposure to fluctuations in the exchange rate between the euro and the dollar as a result of our commitment to acquire Newdeal in January 2005 for euro 38.5 million. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in other income (expense), net. The foreign currency collar expired in January 2005, concurrent with our acquisition of Newdeal Technologies.

Income Taxes

In 2005, our effective income tax rate was 32.5% of income before income taxes, compared to 38.6% in 2004 and 37.8% in 2003. Our 2004 rate includes a $1.3 million tax charge related to the transfer of intangible assets. The reduction in our effective tax rate from 2004 to 2005 was primarily related to the impact of this charge on our 2004 effective rate and the favorable impact of various planning and reorganization initiatives that we recently implemented.

Our effective tax rate may vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The net decrease in our tax asset valuation allowance was $0.2 million, $0, and $2.3 million in 2005, 2004 and 2003, respectively.

A valuation allowance of $5.1 million is recorded against the remaining $27.3 million of net deferred tax assets recorded at December 31, 2005. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2005, we had net operating loss carryforwards of $15.8 million for federal income tax purposes and $0.4 million for foreign income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2024 and the foreign net operating loss carryforwards have no expiration. We expect to use all of our remaining unrestricted net operating loss carryforwards in 2006.

At December 31, 2005, several of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

We do not provide income taxes on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $8.5 million and $2.6 million, at December 31, 2005 and 2004, respectively.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, we believe that we will realize a tax benefit on qualified production activities income once we have completely utilized our unrestricted net operating losses, which is expected to occur in 2006.

INTERNATIONAL PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below:

                                      United                  Asia       Other
                                      States     Europe     Pacific     Foreign     Consolidated
                                     --------   --------   ---------   ---------   --------------
                                                              (in thousands)
         2005 .....................  $207,245   $ 48,645   $ 11,403    $ 10,478       $277,771
         2004 .....................   180,887     30,941      8,535       8,127        228,490
         2003 .....................   132,805     21,433      5,828       6,629        166,695

In 2005, product revenues from customers outside the United States totaled $70.5 million, or 25% of consolidated product revenues, of which approximately 69% were to European customers. Revenues from customers outside the United States included $55.2 million of revenues generated in foreign currencies.

In 2004, product revenues from customers outside the United States totaled $47.6 million, or 21% of consolidated product revenues, of which approximately 65% were to European customers. Revenues from customers outside the United States included $33.6 million of revenues generated in foreign currencies.

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

In 2005, 2004 and 2003, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue into 2006.

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

Local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the United States.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $143.4 million. Investments consist almost entirely of highly liquid, interest bearing debt securities.

Cash Flows

We generated positive operating cash flows of $57.0 million, $39.0 million and $34.8 million in 2005, 2004 and 2003, respectively. Operating cash flows continued to improve primarily as a result of higher pre-tax income, improved working capital management, and the benefits from the continued utilization of our net operating loss carryforwards and tax deductions generated by employee stock option exercises. In 2005 and 2004, changes in working capital items reduced operating cash flows by $4.7 million and $20.2 million, respectively. In 2004, we experienced delays in customer collections related to business systems transitions. The improvement in working capital in 2005 relates to an improvement in the collection cycle for accounts receivable. In 2006, we are targeting a decrease in days on hand in inventory to further improve operating cash flows. We expect to use all of our remaining unrestricted net operating loss carryforwards in 2006. Accordingly, we do not expect to realize the same level of benefits to our operating cash flows in 2006 as compared to prior years.

In 2005, we used $56.3 million to repurchase 1.7 million shares of our common stock, which was partially offset by $9.4 million in cash flows generated from the issuance of common stock under employee benefit plans. Other principal uses of funds in 2005 were $50.6 million for acquisitions and $8.1 million for capital expenditures. In 2005, we generated $27.8 million of cash flows from the net sales and maturities of our investments in marketable debt securities.

In 2004, we generated $6.1 million from the issuance of common stock under employee benefit plans. We used $29.3 million of cash for acquisitions, $50.6 million for the net purchases of marketable debt securities, $14.2 million for the repurchase of 500,000 shares of our common stock and $8.5 million for capital expenditures.

In 2003, we generated $14.2 million from the issuance of common stock under employee benefit plans and $115.9 million of net proceeds from the sale of $120.0 million of our contingent convertible subordinated notes. We used $50.4 million of cash for acquisitions, $72.9 million for the net purchases of marketable debt securities, $35.4 million for the repurchase of 1.5 million shares our common stock and $3.8 million for capital expenditures. The significant repurchase of our common stock in 2003 was made simultaneously with the issuance of our convertible notes.

Working Capital

At December 31, 2005 and 2004, working capital was $234.7 million and $192.0 million, respectively. The increase in working capital in 2005 was primarily due to increases in short-term investments as our non-current investment portfolio came closer to maturity in 2005.

Convertible Debt and Related Hedging Activities

We pay interest on our contingent convertible subordinated notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes into shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

We entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. See "- Results of Operations - Non-Operating Income and Expenses." We receive a 2 1/2% fixed rate from the counterparty and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points. Our effective interest rate on the hedged portion of the notes was 3.7% as of December 31, 2005.

Share Repurchase Plans

During 2005, 2004 and 2003, we repurchased 1.7 million, 0.5 million, and 1.5 million shares, respectively, of our common stock under authorized share repurchase programs.

In May 2005, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $40 million through December 31, 2006. We were authorized to repurchase no more than 1.5 million shares under this program. In October 2005, our Board of Directors terminated the May 2005 repurchase program and adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. During 2005, we repurchased approximately 1.7 million shares of our common stock for $56.3 million under the May 2005 and October 2005 repurchase programs. In February 2006, our Board of Directors terminated the October 2005 repurchase program and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions.

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

In March 2006, we used approximately $76.0 million in cash to complete the acquisition of the Radionics Division of Tyco Healthcare Group, L.P. and pay related transaction expenses. Given the significant level of liquid assets and our objective to grow by acquisition and alliances, our financial position could change significantly if we were to complete another business acquisition by utilizing a significant portion of our liquid assets.

In December 2005, we established a $200 million, five-year, senior secured revolving credit facility. The credit facility currently allows for revolving credit borrowings in a principal amount of up to $200 million, which can be increased to $250 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We did not draw any amounts against this credit facility in 2005.

The indebtedness under the credit facility is guaranteed by the Company's domestic subsidiaries. The Company's obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company's and the guarantors' other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

Borrowings under the credit facility bear interest, at our option, at a rate equal to (i) the Eurodollar Rate in effect from time to time plus an applicable rate (ranging from 0.75% to 1.5%) or (ii) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, and (y) the prime commercial lending rate of Bank of America, N.A. plus an applicable rate (ranging from 0% to 0.5%). The applicable rates are based on a financial ratio at the time of the applicable borrowing.

We will also pay an annual commitment fee (ranging from 0.15% to 0.25%) on the daily amount by which the commitments under the credit facility exceed the outstanding loans and letters of credit under the credit facility.

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company's and its subsidiaries' ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions.

In March 2006, we borrowed $16.0 million under the credit facility in connection with the acquisition of Radionics.

Contractual Obligations and Commitments

As of December 31, 2005, we were obligated to pay the following amounts under various agreements:

                                         Less than                                 More than
                               Total       1 year      1-3 Years     3-5 Years      5 years
                              -------   -----------   -----------   -----------   -----------
                                                      (in millions)
Long Term Debt............... $120.0      $  --         $120.0         $  --        $  --
Interest on Long Term Debt...    7.5         3.0           4.5            --           --
Operating Leases.............   12.3         2.4           2.3            1.1          6.5
Purchase Obligations.........    2.8         2.8           --             --           --
Pension Contributions .......    0.3         0.3           --             --           --
                             --------     -------       -------       --------      ------
Total........................ $142.9      $  8.5        $126.8         $  1.1       $  6.5

In addition, under other agreements we are required to make payments based on sales levels of certain products.

The above table does not include contingent interest that we may be obligated to pay on our contingent convertible subordinated notes due in March 2008. See "- Results of Operations - --Non-Operating Income and Expenses."

OFF-BALANCE SHEET ARRANGEMENTS

The $120.0 million of outstanding contingent convertible subordinated notes we have outstanding at December 31, 2005 are convertible into approximately 3.5 million shares of our common stock. If all these notes were converted, our stockholders could experience significant dilution. We would not receive any additional cash proceeds upon the conversion of the notes.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

Allowances For Doubtful Accounts And Sales Returns and Allowances

We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may change the recorded amount of allowances for doubtful accounts in the future through charges or reductions to selling, general and administrative expense.

We record a provision for estimated sales returns and allowances on product revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and allowances and other known factors. If actual returns or allowances are different from our estimates and the related provisions for sales returns and allowances, we may change the sales returns and allowances provision in the future through an increase or decrease in product revenues.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are different from our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge or reduction in cost of product revenues in the period the revision is made.

We capitalize inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2005, we capitalized approximately $0.9 million of pre-approval inventory. If management decides to discontinue the related development program or we are not able to get the required approvals from regulatory bodies to market these products, we would expense the value of the capitalized pre-approval inventory to research and development expense.

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

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

OTHER MATTERS

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) replaces APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Pro forma footnote disclosure will no longer be an alternative to financial statement recognition. We adopted Statement 123(R) on January 1, 2006 using the "modified prospective" method. We expect to record $14 million of share-based compensation expense in 2006 as a result of the adoption of FAS 123R. However, our estimate of future share-based compensation expense is affected by our stock price, the number of share-based awards that we may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effects. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behavior.

Information about the historical impact of Statement 123 on our reported financial information can be found in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8. We expect that the most significant impact of the adoption of Statement 123(R) in 2006 will be to our selling, general and administrative expenses.

Information about other recently issued accounting standards is included in Note 2 to the Consolidated Financial Statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. In 2005, the total cost of products we manufacture in or purchase in foreign currencies and other operating expenses that we incur in foreign currencies exceeded our total foreign currency-denominated revenues. We expect this imbalance to continue into 2006. A weakening of the dollar against the euro and British pound could positively affect future revenues and negatively affect future gross margins and operating margins, while strengthening of the dollar against the euro and the British pound could negatively affect future revenues and positively affect future gross margins and operating margins.

In November 2004, we entered into a collar contract that expired on January 3, 2005 for 38.5 million euros to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal in January 2005 for 38.5 million euros. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in other income (expense), net. In 2004, we recorded a $1.4 million unrealized gain related to the change in the fair value of the collar contract as of December 31, 2004. The foreign currency collar expired in January 2005, concurrent with our acquisition of Newdeal Technologies.

Other than this foreign currency collar, we have not used derivative financial instruments to manage foreign currency risk. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.

Interest Rate Risk - Marketable Debt Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at December 31, 2005 would increase or decrease interest income by approximately $1.4 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long-Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At December 31, 2005, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008. We receive a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rate resets each quarter. The interest rate swap agreement terminates on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of our contingent convertible notes. Our effective interest rate payable on the floating rate portion of the swap was 3.7% as of December 31, 2005.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." At December 31, 2005, the net fair value of the interest rate swap approximated $2.0 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by $0.5 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Note 16 "Selected Quarterly Information - Unaudited" to the Consolidated Financial Statements.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisition of Newdeal Technologies SAS, which was completed on January 3, 2005. The total assets and total revenues associated with transactions and balances accounted for under Newdeal Technologies' internal controls over financial reporting represent 13% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 of Part I herein), Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions and
Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2006, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.       Financial Statements.

The following financial statements and financial statement schedules are filed as a part of this report.

Report of Independent Registered Public Accounting Firm ...................  F-1

Consolidated Statements of Operations for the years ended December 31, 2005,
2004 and 2003 ......................................................         F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004 ............... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005,
2004 and 2003 .............................................................. F-5

Consolidated Statements of Changes in Stockholders' Equity
   For the years ended December 31, 2005, 2004 and 2003 .................... F-6

Notes to Consolidated Financial Statements ..................................F-7

2.       Financial Statement Schedules.

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.


3.      Exhibits required to be filed by Item 601 of Regulation S-K.
3.1(a)            Amended and Restated Certificate of Incorporation of the
                  Company

3.1(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

3.2 Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 24, 2005)

4.1 Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

4.2 Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc.
                  (Incorporated by reference to Exhibit 4.3 to the Company's
                  Registration Statement on Form S-3 filed on June 30, 2003
                  (File No. 333-106625))

4.3(a)            Credit Agreement, dated as of December 22, 2005, among Integra
                  LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line
                  Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as
                  Co-Syndication Agents, and Royal Bank of Canada and Wachovia
                  Bank, National Association, as Co-Documentation Agents
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K filed on December 29, 2005)

4.3(b)            First Amendment, dated as of February 15, 2006, among Integra
                  LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line
                  Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as
                  Co-Syndication Agents, and Royal Bank of Canada and Wachovia
                  Bank, National Association, as Co-Documentation Agents

4.4               Security Agreement, dated as of December 22, 2005, among
                  Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent

4.5               Pledge Agreement, dated as of December 22, 2005, among Integra
                  LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent

4.6 Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a "Guarantor"), in favor of Bank of America, N.A., as administrative and collateral agent



10.1(a)           Lease between Plainsboro Associates and American Biomaterials
                  Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form 10/A (File No.
                  0-26224) which became effective on August 8, 1995)

10.1(b) Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2005)

10.2              Equipment Lease Agreement between Medicus Corporation and the
                  Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.3 Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification
                  Agreements (Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No.
                  33-98698) which became effective on January 24, 1996)

10.4              1993 Incentive Stock Option and Non-Qualified Stock Option
                  Plan (Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form 10/A (File No.
                  0-26224) which became effective on August 8, 1995)

10.5              1996 Incentive Stock Option and Non-Qualified Stock Option
                  Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 1998)

10.6              1998 Stock Option Plan (amended and restated as of July 26,
                  2005)(Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005)

10.7              1999 Stock Option Plan (amended and restated as of July 26,
                  2005) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005)

10.8(a)           Employee Stock Purchase Plan (as amended on May 17, 2004)
                  (Incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 (Registration No.
                  333-127488) filed on August 12, 2005)

10.8(b) First Amendment to the Company's Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed on
                  November 1, 2005)

10.9              Deferred Compensation Plan (Incorporated by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.10             2000 Equity Incentive Plan (amended and restated as of July
                  26, 2005)(Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005)

10.11             2001 Equity Incentive Plan (amended and restated as of July
                  26, 2005)(Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005)



10.12             2003 Equity Incentive Plan (amended and restated as of July
                  26, 2005)(Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2005)

10.13             Second Amended and Restated Employment Agreement dated July
                  27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.14 Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to
                  Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 1998)

10.15(a) Registration Rights Provisions for Stuart Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's
                  Current Report on Form 8-K filed on February 3, 1998)

10.15(b) Registration Rights Provisions for Stuart Essig (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2001)

10.15(c) Registration Rights Provisions for Stuart Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2004)

10.16             Amended and Restated 2005 Employment Agreement between John B.
                  Henneman, III and the Company dated December 19, 2005

10.17             Amended and Restated 2005 Employment Agreement between Gerard
                  S. Carlozzi and the Company dated December 19, 2005

10.18 Employment Agreement between Judith O'Grady and the Company dated February 20, 2003 (Incorporated by reference to Exhibit
                  10.17 to the Company's Report on Form 10-K for the year ended
                  December 31, 2002)

10.19             Amended and Restated 2005 Employment Agreement between David
                  B. Holtz and the Company dated December 19, 2005

10.20 Employment Agreement between Donald Nociolo and the Company dated February 20, 2003 (Incorporated by reference to Exhibit
                  10.20 to the Company's Report on Form 10-K for the year ended
                  December 31, 2003)

10.21 Retention Agreement between Robert Paltridge and the Company dated February 20, 2003 (Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.22 Severance Agreement between Deborah Leonetti and the Company dated February 20, 2003 (Incorporated by reference to Exhibit
                  10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.23(a)          Lease Contract dated June 30, 1994 between the Puerto Rico
                  Industrial Development Company and Heyer-Schulte NeuroCare,
                  Inc. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999)

10.23(b) Construction and Lease Contract dated April 11, 2003 between the Puerto Rico Industrial Development Company and Integra
                  NeuroSciences P.R., Inc. (Incorporated by reference to Exhibit
                  10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.23(c)          Supplement and Amendment to Lease Contract, dated October 24,
                  2005, to the Construction and Lease Contract dated April 11,
                  2003 between Integra NeuroSciences PR, Inc. and the Puerto
                  Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2005)

10.24(a) Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc.
                  (Incorporated by reference to Exhibit 10.24(a) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2004)



10.24(b) First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc.
                  (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2004)

10.24(c) Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc.
                  (Incorporated by reference to Exhibit 10.24(c) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2004)

10.24(d) Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences
                  Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2004)

10.25             Restricted Units Agreement dated December 27, 1997 between the
                  Company and Stuart M. Essig (Incorporated by reference to
                  Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3, 1998)

10.26 Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 8, 2001)

10.27 Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 8, 2001)

10.28             Restricted Units Agreement dated December 22, 2000 Between the
                  Company and Stuart M. Essig (Incorporated by reference to
                  Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 8, 2001)

10.29 Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.30 Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.31 Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.32             Share Purchase Agreement dated November 10, 2004 between
                  Integra LifeSciences Corporation and Eric Fourcault, Theo
                  Knevels, Jean-Christophe Giet and Bertrand Gauneau
                  (Incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2004)

10.33             Form of Notice of Grant of Stock Option and Stock Option
                  Agreement* (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2005)

10.34             Form of Non-Qualified Stock Option Agreement (Non-Directors)
                  (Incorporated by reference to Exhibit 10.35 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2004)



10.35 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)

10.36             Form of Non-Qualified Stock Option Agreement (Directors)
                  (Incorporated by reference to Exhibit 10.37 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2004)

10.37 Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006)

10.38 Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003
                  Equity Incentive Plan (Incorporated by reference to Exhibit
                  10.2 to the Company's Current Report on Form 8-K filed on May
                  17, 2005)

10.39             Form of Restricted Stock Agreement for Executive Officers
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K filed on January 9, 2006)

10.40 Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences
                  (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September
                  13, 2005)

10.41 Restricted Stock Agreement by and between David B. Holtz and the Company dated December 19, 2005

10.42             Performance Stock Agreement by and between John B. Henneman,
                  III and the Company dated January 3, 2006

10.43 Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006

10.44 Employment Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006

10.45 Performance Stock Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006

21                Subsidiaries of the Company

23                Consent of PricewaterhouseCoopers LLP

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

The Company's Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTEGRA LIFESCIENCES HOLDINGS
                                            CORPORATION


         Date:  March 15, 2006             By:  /s/ Stuart M. Essig
                                           -------------------------------------
                                           Stuart M. Essig
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

      Signature                                     Title                                Date
    ------------                                    ------                              ------
/s/ Stuart M. Essig               President, Chief  Executive Officer and          March 15, 2006
----------------------------      Director (Principal Executive Officer)
Stuart M. Essig

/s/ Maureen B. Bellantoni         Executive Vice President and Chief               March 15, 2006
----------------------------      Financial Officer (Principal Financial
Maureen B. Bellantoni             Officer)

/s/ David B. Holtz                Senior Vice President, Finance                   March 15, 2006
----------------------------      (Principal Accounting Officer)
David B. Holtz

/s/ Richard E. Caruso, Ph.D.      Chairman of the Board                            March 15, 2006
----------------------------
Richard E. Caruso, Ph.D.

/s/ David Auth                    Director                                         March 15, 2006
----------------------------
David Auth

/s/ Keith Bradley, Ph.D.          Director                                         March 15, 2006
----------------------------
Keith Bradley, Ph.D.

/s/ James M. Sullivan             Director                                         March 15, 2006
----------------------------
James M. Sullivan

/s/ Anne M. VanLent               Director                                         March 15, 2006
----------------------------
Anne M. VanLent

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation and Subsidiaries:

We have completed integrated audits of Integra LifeSciences Holdings Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) "Exhibits and Financial Statement Schedules" present fairly, in all material respects, the financial position of Integra LifeSciences and its subsidiaries (the "Company") at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A "Controls and Procedures", that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A "Controls and Procedures", management has excluded Newdeal Technologies SAS ("Newdeal") from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Newdeal from our audit of internal control over financial reporting. New Deal is a wholly-owned subsidiary whose total assets and total revenues represent 13% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.


/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 15, 2006

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share amounts

                                                        Years Ended December 31,
                                                    --------------------------------
                                                      2005        2004        2003
                                                    --------    --------    --------
Total revenues ..................................   $277,935    $229,825    $185,599

COSTS AND EXPENSES
Cost of product revenues (exclusive of
   amortization related to acquired intangible
   assets) ......................................    105,536      87,299      70,597
Research and development ........................     11,960      14,121      12,814
Selling, general and administrative .............     98,273      99,360      59,461
Amortization ....................................      6,061       4,266       3,080
                                                    --------    --------    --------
    Total costs and expenses ....................    221,830     205,046     145,952

Operating income ................................     56,105      24,779      39,647

Interest income .................................      3,900       4,030       3,195
Interest expense ................................     (4,165)     (3,475)     (2,724)
Other income (expense), net .....................       (739)      2,674       3,071
                                                    --------    --------    --------
Income before income taxes ......................     55,101      28,008      43,189

Provision for income taxes ......................     17,907      10,811      16,328
                                                    --------    --------    --------
Net income ......................................   $ 37,194    $ 17,197    $ 26,861
                                                    ========    ========    ========

   Basic net income per share ...................   $   1.23    $   0.57    $   0.92
   Diluted net income per share .................   $   1.15    $   0.55    $   0.86

Weighted average common shares outstanding:
   Basic ........................................     30,195      30,064      29,071
   Diluted ......................................     34,565      31,102      33,104

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
                                                                            December 31,
                                                                      -----------------------
 ASSETS                                                                  2005         2004
                                                                      ---------    ---------
Current Assets:
  Cash and cash equivalents ......................................    $  46,889    $  69,855
  Short-term investments .........................................       80,327       30,955
  Trade accounts receivable, net of allowances
      of $3,508 and $2,749 .......................................       49,007       46,765
  Inventories .... ...............................................       67,476       55,947
  Deferred tax assets ............................................       10,842        3,966
  Prepaid expenses and other current assets ......................       11,411        8,750
                                                                      ---------    ---------
      Total current assets .......................................      265,952      216,238

 Non-current investments .........................................       16,168       95,172
 Property, plant, and equipment, net .............................       27,451       25,461
 Deferred tax assets .............................................          --        15,787
 Intangible assets, net ..........................................       64,569       59,817
 Goodwill ........................................................       68,364       39,237
 Other assets ....................................................        5,928        5,001
                                                                      ---------    ---------
Total assets .....................................................    $ 448,432    $ 456,713
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade ........................................     $  8,978     $ 10,160
  Income taxes payable ........................................ ..          715        1,022
  Accrued compensation ...........................................        8,761        4,212
  Accrued expenses and other current liabilities .................       12,833        8,840
                                                                      ---------    ---------
      Total current liabilities ..................................       31,287       24,234

 Long term debt ..................................................      118,378      118,900
 Deferred tax liabilities ........................................        2,520          --
 Other liabilities ...............................................        6,429        5,756
                                                                      ---------    ---------
Total liabilities ................................................      158,614      148,890

Commitments and contingencies

Stockholders' Equity:
  Common stock; $.01 par value; 60,000 authorized shares; 29,823
     and 29,202 issued ...........................................          298          292
  Additional paid-in capital .....................................      333,179      320,602
  Treasury stock, at cost; 2,368 and 718 shares ..................      (75,815)     (19,474)
  Accumulated other comprehensive income (loss):
     Unrealized gain (loss) on available-for-sale securities,
          net of tax .............................................         (801)        (818)
     Foreign currency translation adjustment .....................       (2,300)       9,266
     Minimum pension liability adjustment, net of tax ............       (1,672)      (1,780)
  Retained earnings/(accumulated deficit) ........................       36,929         (265)
                                                                      ---------    ---------
    Total stockholders' equity ...................................      289,818      307,823
                                                                      ---------    ---------
 Total liabilities and stockholders' equity ......................    $ 448,432    $ 456,713
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

                                                                     Years Ended December 31,
                                                                 ------------------------------
                                                                   2005       2004       2003
                                                                 --------   --------   --------
OPERATING ACTIVITIES:
    Net income  ............................................... $  37,194   $ 17,197   $ 26,861
    Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization ...........................    11,313      9,087      7,030
      In process research and development charge ..............       500        --         400
      Deferred income tax provision ...........................     9,895      6,101     12,357
      Amortization of discount/premium on investments .........     1,908      2,505      2,013
      Share-based compensation ................................       146     23,572         26
      Other, net ..............................................       779        696        776
      Changes in assets and liabilities, net of business
           acquisitions:
        Accounts receivable ...................................       491    (13,287)    (4,819)
        Inventories ...........................................    (9,984)    (9,738)    (1,829)
        Prepaid expenses and other current assets .............        30     (1,949)      (505)
        Non-current assets ....................................       (66)      (169)       480
        Accounts payable, accrued expenses and other
           liabilities ........................................     4,800      6,029      2,537
        Customer advances and deposits ........................       --        (959)    (6,431)
        Deferred revenue ......................................      (158)      (110)    (4,070)
                                                                 --------    --------   --------
     Net cash provided by operating activities ................  $ 56,848   $ 38,975   $ 34,826
                                                                 --------    --------   --------
INVESTING ACTIVITIES:
    Proceeds from the sales/maturities of investments .........    93,315    241,440    287,558
    Purchases of available for sale investments ...............   (65,499)  (190,888)  (360,470)
    Purchases of property and equipment .......................    (8,053)    (8,508)    (3,843)
    Payment of product license fee ............................       --        --       (1,500)
    Cash used in acquisitions, net of cash acquired ...........   (50,602)   (29,302)   (50,405)
                                                                  --------   --------   --------
     Net cash provided by (used in) investing activities ......  $(30,839)  $ 12,742  $(128,660)
                                                                  --------   --------   --------
FINANCING ACTIVITIES:
    Fees paid in connection with bank line of credit ..........    (1,132)       --         --
    Repayment of bank loans ...................................      (245)       --         --
    Proceeds from exercised stock options and warrants ........     9,382      6,123     14,152
    Purchases of treasury stock ...............................   (56,341)   (14,238)   (35,402)
    Proceeds from issuance of convertible notes, net...........       --         --     115,923
                                                                 --------   --------   --------
     Net cash provided by (used in) financing activities ......  $(48,336)  $ (8,115)  $ 94,673

Effect of exchange rate changes on cash and cash equivalents ..      (639)       199        232
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents ..........  $(22,966)    43,801      1,071
Cash and cash equivalents at beginning of period ..............    69,855     26,054     24,983
                                                                 --------   --------   --------
Cash and cash equivalents at end of period ....................  $ 46,889   $ 69,855   $ 26,054
                                                                 ========   ========   ========

Cash paid during the year for interest ........................  $  3,275   $  2,331    $ 1,476
Cash paid during the year for income taxes ....................     7,721      1,789      1,309

Supplemental non-cash disclosure:
Acquisition fees included in liabilities ......................  $  1,123        --         --
Property and equipment purchases included in liabilities ......       199        969      2,000

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

In thousands
                                                                                 Accumulated    Retained
                                                                        Additional               Other       Earnings/
                                          Preferred  Common   Treasury   Paid-In             Comprehensive (Accumulated    Total
                                            Stock    Stock     Stock     Capital    Other    Income (Loss)    Deficit)     Equity
                                          --------- -------- ---------  ---------- ---------  -------------  -----------  ----------
Balance, December 31, 2002 ...............      --      272    (1,812)    292,007     (15)         1,468      (44,323)   $ 247,597
                                          ========= ======== =========  ========== =========  =============  ===========  ==========

Net income ...............................                                                                     26,861       26,861
Realized gains on investments.............                                                          (210)                     (210)
Unrealized losses on investments, net
     of tax ..............................                                                          (588)                     (588)
Foreign currency translation .............                                                         3,673                     3,673
Minimum pension liability adjustment,
     net of tax ..........................                                                          (112)                     (112)
                                                                                                                          ---------
       Total comprehensive income ........                                                                                $ 29,624
                                                                                                                          =========
Issuance of 1,788 shares of common stock
  through employee benefit plans .........                4    31,978     (17,880)                                          14,102
Warrants exercised for cash ......... ....                                     50                                               50
Conversion of 1,000 Restricted Units into
   1,000 shares of common stock...........               10                   (10)                                              --
Share-based compensation .................                                     16        10                                     26
Tax benefit related to stock option
   exercises .............................                                 12,533                                           12,533
Repurchase 1,503 shares of common stock...                    (35,402)                                                     (35,402)

Balance, December 31, 2003 ............... $    --  $   286   $(5,236)  $ 286,716  $     (5)  $     4,231  $  (17,462)   $ 268,530
                                          ========= ========= =========  ========== =========  ============  =========== ==========

Net income................................                                                                     17,197       17,197
Realized gains on investments.............                                                             88                       88
Unrealized losses on investments, net
     of tax ..............................                                                           (969)                    (969)
Foreign currency translation..............                                                          3,683                    3,683
Minimum pension liability adjustment,
     net of tax ..........................                                                           (365)                    (365)
                                                                                                                          ---------
       Total comprehensive income.........                                                                                $ 19,634
                                                                                                                          =========
Issuance of 592 shares of common stock
  through employee benefit plans..........                6                 6,492                                            6,498
Issuance of contract stock unit award for
     750 shares of common stock ..........                                 23,535                                           23,535
Other share-based compensation ...........                                     30        5                                      35
Tax benefit related to stock option
   exercises..............................                                  3,829                                            3,829
Repurchase 500 shares of common stock.....                    (14,238)                                                     (14,238)

Balance, December 31, 2004............... $     --  $   292  $(19,474)  $ 320,602   $     --   $    6,668   $    (265)   $ 307,823
                                          ========= ========= =========  ========== =========  ============  =========== ==========

Net income................................                                                                     37,194       37,194
Realized gains on investments.............                                                             18                       18
Unrealized losses on investments, net
     of tax ..............................                                                             (1)                      (1)
Foreign currency translation..............                                                        (11,375)                 (11,375)
Minimum pension liability adjustment,
     net of tax ..........................                                                            (83)                     (83)
                                                                                                                          ---------
       Total comprehensive income.........                                                                                $ 25,753
                                                                                                                          =========
Issuance of 621 shares of common stock
  through employee benefit plans..........                6                 9,170                                            9,176
Share-based compensation .................                                    146                                              146
Tax benefit related to stock option
   exercises..............................                                  3,261                                            3,261
Repurchase 1,650 shares of common stock ..                    (56,341)                                                     (56,341)

Balance, December 31, 2005............... $     --  $   298  $(75,815)  $ 333,179   $     --   $   (4,773)  $  36,929    $ 289,818
                                          ========= ========= =========  ========== =========  ============  =========== ==========

A significant portion of the foreign currency translation adjustment recorded in 2005 was related to the appreciation of the U.S. dollar against the euro following the Company's acquisition of Newdeal Technologies, whose functional currency is the euro, on January 3, 2005.

The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Integra LifeSciences Holdings Corporation (the "Company") is a market-leading, innovative medical device company focused on helping the medical professional enhance the standard of care for patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. The Company focuses on cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.

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

FINANCIAL INSTRUMENTS

Investments in marketable debt and equity securities are classified and accounted for as available-for-sale securities and are carried at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on the specific identification cost basis and reported in other income (expense), net. Investment balances as of December 31, 2005 and 2004 were as follows:

                                                                          Unrealized       Fair
                                                                Cost    Gains   Losses     Value
                                                              -------  -------  -------   -------
                                                                        (in thousands)
2005
-----
   Marketable Securities, current
Corporate Debt Securities with continuous
       unrealized losses greater than 1 year .......         $ 37,248  $   --   $  (372) $ 36,876
Auction Rate Securities ............................            2,650      --       --      2,650
U.S. Government Debt Securities with continuous
       unrealized losses greater than 1 year .......           39,201      --      (427)   38,774
Other Securities with continuous
       unrealized losses greater than 1 year .......            2,054      --       (27)    2,027
                                                              -------  -------  -------   -------
   Total marketable securities, current ............         $ 81,153  $   --   $  (826) $ 80,327

   Marketable Securities, non-current
Corporate Debt Securities with continuous
       unrealized losses greater than 1 year .......         $ 10,330  $   --   $  (277)   10,053
U.S. Government Debt Securities with continuous
       unrealized losses greater than 1 year .......            6,252      --      (137)    6,115
                                                              -------  -------   -------  -------
   Total marketable securities, non-current ........         $ 16,582  $   --   $  (414) $ 16,168

2004:
-----
Marketable securities, current .....................          $31,191  $   --   $  (236) $ 30,955
Marketable securities, non-current .................           96,278      30    (1,136)   95,172
                                                              -------  -------  -------- --------
                                                            $ 127,469  $   30    $(1,372) $126,127

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses on the Company's marketable debt securities are primarily related to the increase in interest rates since the Company acquired these investments. Management does not believe that the unrealized losses on these marketable securities are other than temporary because of its intent and ability to hold these investments for a sufficiently long period of time such that recovery of these unrealized losses is expected as the investments get closer to their maturity. The maturity dates or interest rate reset periods for marketable debt securities classified as current are less than one year. The maturity dates for marketable debt securities classified as non-current are less than 31 months and less than 45 months as of December 31, 2005 and 2004, respectively.

The fair value of the Company's $120.0 million principal amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2005 and 2004 was $114.3 million and $115.5 million, respectively.

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

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on the length of time the receivables are past due, the current business environment and the Company's historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered.

The Company records a provision for estimated returns and allowances on product revenues in the same period as the related revenues are recorded. These estimates are based on historical sales returns and discounts and other known factors. The provisions are recorded as a reduction to revenues.

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

                                               December 31,
                                             2005       2004
                                          ---------- ----------
                                             (in thousands)
Finished goods ..........................  $ 44,500   $ 36,490
Work in process .........................     9,801      7,496
Raw materials ...........................    13,175     11,961
                                          ---------- ----------
                                           $ 67,476   $ 55,947

At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analyses of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, and the feasibility of reworking or using excess or obsolete products or components

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete or expired inventory quantities or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, valuation reserves are recorded against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2005, we capitalized approximately $0.9 million of pre-approval inventory.

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

Property, plant and equipment balances and corresponding lives were as follows:

                                                      December 31,
                                                    2005       2004        Lives
                                                 ---------- ---------- ---------------
                                 (in thousands)
Land ............................................ $    890   $    941
Buildings and leasehold improvements ............   15,208     12,886     2 - 40 years
Machinery and equipment .........................   20,732     19,369     3 - 15 years
Furniture ,fixtures and information systems ....    15,310     11,569     5 -  7 years
Construction in progress ........................    2,007      3,252
                                                 ---------- ----------
                                                    54,147     48,017
Less: Accumulated depreciation ..................  (26,696)   (22,556)
                                                 ---------- ----------
                                                  $ 27,451   $ 25,461

Depreciation expense associated with property, plant and equipment was $5.3 million, $4.8 million, and $3.9 million, in 2005, 2004, and 2003 respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company conducted its annual impairment review for goodwill as of June 30, 2005 and determined that its goodwill was not impaired.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill in 2005 and 2004 were as follows:

                                                                             2005         2004
                                                                          ----------   ---------
                                                                             (in thousands)
Goodwill, beginning of year .......................................       $  39,237     $ 26,683
Acquisitions ......................................................          35,668       11,596
Foreign currency translation and other.............................          (6,541)         958
                                                                          ----------    ---------
Goodwill, end of year .............................................       $  68,364     $ 39,237
                                                                          ==========    =========


The components of the Company's identifiable intangible assets were as follows:

                                                   December 31, 2005          December 31, 2004
                                  Weighted       ----------------------    ----------------------
                                  Average                  Accumulated               Accumulated
                                    Life           Cost    Amortization      Cost    Amortization
                                  --------       --------  ------------    --------  ------------
                                                                   (in thousands)
 Completed technology ...........  14 years      $ 18,921     $ (5,691)    $ 17,108    $ (4,505)
 Customer relationships .........  18 years        22,550       (4,823)      17,417      (3,214)
 Trademarks / brand names .......  36 years        31,175       (2,802)      28,689      (1,862)
 Noncompetetion agreements ......   5 years         6,943       (2,607)       6,352      (1,198)
 All other ......................  11 years         2,233       (1,330)       2,233      (1,203)
                                                 --------  ------------    --------  ------------
                                                 $ 81,822     $(17,253)    $ 71,799    $(11,982)
 Accumulated amortization ....................    (17,253)                  (11,982)
                                                 --------                  --------
                                                 $ 64,569                  $ 59,817
                                                 ========                  ========


The Company does not have any indefinite life intangible assets.

The Company discontinued a product line in June 2005. As a result, the Company recorded a $215,000 charge to amortization expense related to the impairment of a technology-based intangible asset associated with this discontinued product line.

Excluding the impact of intangible assets acquired in the Radionics acquisition discussed in Note 17, annual amortization expense is expected to approximate $5.6 million in 2006, $5.3 million in 2007, $5.0 million in 2008, $4.3 million in 2009, and $3.7 million in 2010. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Therefore, its results are not included in these consolidated financial statements. The Company contributed $0.3 million and $2.0 million to the Integra Foundation in 2005 and 2003, respectively. These contributions were recorded in selling, general, and administrative expense.

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

REVENUE RECOGNITION

Total revenues include product sales and product royalties and other operating revenues, such as fees received under research, licensing, and distribution arrangements, research grants, and technology-related royalties. Total revenues for 2005, 2004 and 2003 consisted of the following:

                                                     2005            2004            2003
                                                  ----------      ----------      ----------
Product sales and product royalties ............  $ 277,771       $ 228,490       $ 166,695
Other operating revenues .......................        164           1,335          18,904
                                                  ----------      ----------      ----------
Total revenues .................................  $ 277,935       $ 229,825       $ 185,599

Product sales are recognized when delivery has occurred and title and risk of loss has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product royalties are estimated and recognized in the same period that the royalty products are sold by our customers. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information, and expected sales trends. Differences between actual revenues and estimated royalty revenues are adjusted for in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.

In the fourth quarter ended December 31, 2005, the Company recognized an additional $1.3 million of royalty revenue related to a change in the manner used to estimate royalties earned based on Medtronic's sales of its INFUSE(TM) bone graft product. Prior to the quarter ended December 31, 2005, the Company recognized this royalty revenue when paid by Wyeth because Wyeth did not provide information to the Company about the royalty amount earned each quarter prior to the Company reporting its quarterly financial results and the Company did not have a reliable basis for otherwise estimating and recording royalty revenue in the same quarter it was earned. However, the Company now receives quarterly royalty revenue information from Wyeth more quickly, sufficient historical information is available to help the Company estimate, and the volatility in the royalty earned each quarter has decreased significantly. Accordingly, the Company started recognizing this royalty on an accrual basis in the quarter earned starting in the quarter ended December 31, 2005.

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

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in product revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $5.9 million, $3.8 million, and $2.6 million are recorded in selling, general and administrative expense during 2005, 2004, and 2003, respectively.

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

Accrued warranty expense consisted of the following:

                                                             December 31,
                                                           2005       2004
                                                         --------   --------
                                                            (in thousands)
     Beginning balance ..................                $   748    $   403
     Liability acquired through acquisition                   --        255
     Charged to expense .................                    191        258
     Deductions .........................                   (243)      (168)
                                                         --------   --------
     Ending balance .....................                $   696    $   748

RESEARCH AND DEVELOPMENT

Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In-process research and development charges recorded in connection with acquisitions represent the value assigned to acquired assets to be used in research and development activities and for which there is no alternative use. Value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets.

In 2005, the Company recorded a $0.5 million in-process research and development charge from its acquisition of intellectual property and clinical trial data related to technology that can be used in the management of cerebrospinal fluid flow within the brain. In 2004, the Company recorded to research and development expense a $1.4 million charge for a milestone payment related to the completion of certain development activities for an advanced neuro-monitoring system and a $0.5 million charge for a licensing fee paid for the development of a data acquisition system to support the integration of the Company's advanced monitoring products. The Company recorded $0.4 million of in-process research and development charges in connection with acquisitions during 2003.

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant consistent with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted net income per share would have been as follows:

                                                          2005          2004          2003
                                                        --------      --------      --------
<                                                     (in thousands, except per share amounts)
Net income:
   As reported ......................................   $ 37,194      $ 17,197      $ 26,861
   Add back: Total share-based employee
             compensation expense determined
             under the intrinsic value-based
             method for all awards, net
             of related tax effects ............             103        15,372            --
   Less: Total share-based employee compensation
         expense determined under the fair
         value-based method for all awards, net
         of related tax effects ................          (7,264)      (21,799)       (5,537)
                                                        --------      --------      --------
   Pro forma ........................................   $ 30,033      $ 10,770      $ 21,324

Net income per share:
   Basic
   As reported ......................................   $   1.23      $   0.57      $   0.92
   Pro forma ........................................   $   0.99      $   0.36      $   0.73

   Diluted
   As reported ......................................   $   1.15      $   0.55      $   0.86
   Pro forma ........................................   $   0.94      $   0.35      $   0.70

As options vest over a varying number of years and awards are generally made each year, the pro forma impacts shown above may not be representative of future pro forma expense amounts. The pro forma additional compensation expense related to all options granted prior to October 1, 2004 was calculated based on the fair value of each option grant using the Black-Scholes model, while the pro forma additional compensation expense related to all options granted on or after October 1, 2004 was calculated based on the fair value of each option grant using the binomial distribution model. The following weighted-average assumptions were used in the calculation of fair value:

                                                     2005            2004            2003
                                                  ----------      ----------      ----------
         Dividend yield .......................        0%              0%              0%
         Expected volatility ..................       43%             48%             61%
         Risk free interest rate ..............      3.8%            3.2%            2.9%
         Expected life of option from
           grant date .........................    5.4 years       4.7 years       4.5 years

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) replaces APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Pro forma footnote disclosure will no longer be an alternative to financial statement recognition. The Company adopted Statement 123(R) on January 1, 2006 using the "modified prospective" method. The Company expects to record $14 million of share-based compensation expense in 2006 in connection with the adoption of FAS 123R. However, this estimate of future share-based compensation expense is affected by the Company's stock price, the number of share-based awards that the

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effects. These valuation assumptions include, but are not limited to, the volatility of the Company's stock price and employee stock option exercise behavior.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, estimates of projected cash flows and discount rates used to value and test impairments of long-lived assets, depreciation and amortization periods for long-lived assets, valuation allowances recorded against deferred tax assets, loss contingencies, and in-process research and development charges. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may affect the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a new deduction related to qualified production activities income. The qualified production activities income deduction is a special deduction and will have no

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, management believes that the Company will realize a tax benefit on qualified production activities income once the Company has completely utilized its unrestricted net operating losses, which is expected to occur in 2006.

3.   ACQUISITIONS

BUSINESS COMBINATIONS

In January 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SAS ("Newdeal Technologies") for $51.9 million (38.3 million euros) in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses. Additionally, the Company agreed to pay the sellers up to an additional 1.3 million euros if the sellers continue their employment with the Company through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period.

Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal's products include a wide range of products for the forefoot, the mid-foot and the hind foot, including the Bold(R) Screw, Hallu-Fix(R) plate system and the HINTEGRA(R) total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands, and through distributors in more than 30 countries, including the United States and Canada. During 2005, Integra began to market the Newdeal products directly in the United States through its Integra Reconstructive Surgery sales force. Newdeal's target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons.

In connection with this acquisition, the Company recorded $35.7 million of goodwill and $13.1 million of intangible assets, consisting primarily of trade name, customer relationships, and technology, which are being amortized on a straight-line basis over lives ranging from 5 to 40 years. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Newdeal's reconstructive foot and ankle fixation products and the Company's regenerative products that are used in the treatment of chronic and traumatic wounds of the foot and ankle. The fair value of assets acquired was determined with the assistance of a third-party valuation firm.

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquired business included a facility located in Tuttlingen, Germany that manufactured, packaged and distributed the ELEKTROTOM and SONOTOM products. The Company closed the Tuttlingen facility in December 2005 and transferred all of the Tuttlingen operations to its facility located in Andover, England.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of 2005 and 2004 acquisitions:

(All amounts in thousands)

2005 Acquisitions                         Newdeal
-----------------                       -------------
Current assets .......................        $10,925
Property, plant and equipment ........          1,026    Wtd. Avg. Life
Intangible assets:                                       --------------
   Tradename .........................          2,926       37 years
   Customer relationships ............          6,032       10 years
   Technology ........................          3,387       10 years
   Non-competition agreement .........            745        5 years
Goodwill .............................         35,668
Other assets .........................             38
                                        -------------
   Total assets acquired .............         60,747

Liabilities assumed, excluding debt ..          7,560
Debt assumed .........................            530
                                        -------------
Net assets acquired ..................        $52,657

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2004 as if the acquisitions consummated in 2005 and 2004 had been completed as of the beginning of 2004. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra's marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                               2004
                                                             --------
                                                          (in thousands)
Total revenue .........................................      $250,191

Net income ............................................        17,922

Basic net income per share ............................      $   0.60
Diluted net income per share ..........................      $   0.58

Pro forma financial information for the year ended December 31, 2005 would not be materially different from actual reported amounts because the Newdeal acquisition was consummated on January 3, 2005.

ASSET ACQUISITIONS

In September 2005, the Company acquired the intellectual property estate of Eunoe, Inc. for $500,000 in cash. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt(R) system for the treatment of Alzheimer's disease patients. The acquisition of the Eunoe intellectual property estate and clinical trial data extends the Company's technology base relevant to the management of conditions that require regulation of cerebrospinal fluid flow within the brain. The traditional application of this technology is for the treatment of hydrocephalus, a market in which Integra currently competes. The acquired intellectual property has not been developed into a product that has been approved by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid. Accordingly, the Company recorded the entire acquisition price as an in-process research and development charge in 2005. This transaction was accounted for as an asset purchase because the acquired assets did not constitute a business under FASB Statement No 141 "Business Combinations".

In December 2003, the Company acquired the assets of Reconstructive Technologies, Inc.("RTI") for $400,000 in cash and agreed to make certain future

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance-based payments for the RTI assets. Any future contingent consideration paid to the seller is expected to be recorded as a technology-based intangible asset. RTI is the developer of the Automated Cyclic Expansion System (ACE System(TM)), a tissue expansion device. Because the ACE System was not approved by the FDA for sale and the Company did not acquire any assets other than technology and intellectual property underlying the ACE System, the Company recorded the entire acquisition price as an in-process research and development charge in 2003. This transaction was accounted for as an asset purchase because the acquired assets did not constitute a business under Statement 141.

4.  RESTRUCTURING ACTIVITIES

In June 2005, management announced plans to restructure the Company's European operations. The restructuring plan included closing the Company's Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company's production facility located in Biot, France, both of which were completed in December 2005. The Company closed the Integra ME production facility and transitioned the manufacturing operations of Integra ME to its production facility in Andover, UK.

In June 2005, the Company also eliminated some duplicative sales and marketing positions, primarily in Europe.

 Approximately 68 individuals were identified for termination under the European restructuring plan. As of December 31, 2005, the Company terminated 65 of these individuals.

 In 2005, the Company also completed the transfer of the Spinal Specialties assembly operations from the Company's San Antonio, Texas plant to its San Diego, California plant.

 In connection with these restructuring activities, the Company recorded $4.0 million of charges in 2005 for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.

In connection with these restructuring activities, the Company has recorded the following charges during 2005:

                                                        Research        Selling
                                           Cost of        and         General and
                                            Sales      Development   Administrative    Total
                                           -------      -------         -------       -------
                                                            (in thousands)
Involuntary employee termination costs ... $ 2,596      $   183         $ 1,082       $ 3,861
Facility exit costs ......................     --           --              155       $   155

Below is a reconciliation of the restructuring accrual activity recorded during 2005:

                                                        Employee      Facility
                                                      Termination       Exit
                                                         Costs          Costs          Total
                                                        -------        -------        -------
                                                                    (in thousands)
Balance at December 31, 2004 ........................   $    --        $    --        $    --
Additions ...........................................     4,010            155          4,165
Reversal of prior accruals ..........................      (149)            --           (149)
Payments ............................................    (1,398)           (31)        (1,429)
Effects of foreign exchange .........................       (43)            --            (43)
                                                        -------        -------        -------
Balance at December 31, 2005 ........................   $ 2,420        $   124        $ 2,544

We expect to pay the all of the remaining costs in early 2006.

In December 2003, the Company recorded a $1.1 million charge in connection with closing of its San Diego research center, the termination of certain research

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.   DEBT

In 2003, the Company completed a $120.0 million private placement of contingent convertible subordinated notes due 2008.

The notes bear interest at 2.5 percent per annum, payable semiannually. The Company will pay additional interest ("Contingent Interest") if, at thirty days prior to maturity, Integra's common stock price is greater than $37.56 per share. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of (i) 0.50% of the face amount of the notes and (ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $0.4 million liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. The fair value of the Contingent Interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2005 and 2004, the estimated fair value of the Contingent Interest Obligation was $0.7 million and $0.7 million, respectively. In 2005, interest expense associated with changes in the estimated fair value of the Contingent Interest Obligation was not significant. In 2004, and 2003, the Company recorded $0.3 million and $0.1 million, respectively, of interest expense associated with changes in the estimated fair value of the Contingent Interest Obligation.

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

In December 2005, the Company established a $200 million, five-year, senior secured revolving credit facility. The credit facility currently allows for revolving credit borrowings in a principal amount of up to $200 million, which can be increased to $250 million should additional financing be required in the future. The Company did not draw any amounts against this credit facility in 2005.

The indebtedness under the credit facility is guaranteed by the Company's domestic subsidiaries. The Company's obligations under the credit facility and

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company's and the guarantors' other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

Borrowings under the credit facility bear interest, at the Company's option, at a rate equal to (i) the Eurodollar Rate in effect from time to time plus an applicable rate (ranging from 0.75% to 1.5%) or (ii) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, and (y) the prime commercial lending rate of Bank of America, N.A. plus an applicable rate (ranging from 0% to 0.5%). The applicable rates are based on a financial ratio at the time of the applicable borrowing.

The Company will also pay an annual commitment fee (ranging from 0.15% to 0.25%) on the daily amount by which the commitments under the credit facility exceed the outstanding loans and letters of credit under the credit facility.

In 2005, the Company paid approximately $1.1 million of fees in connection with establishing the credit facility. The company capitalized these fees and is amortizing them to interest expense over the five-year term of the credit facility.

The credit facility requires the Company to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio, and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company's and its subsidiaries' ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions.

6. DERIVATIVE INSTRUMENTS

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

The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. In 2005, the Company recorded an additional $0.2 million of interest expense associated with the interest rate swap. In 2004 and 2003, the Company recorded a reduction in interest expense of $0.7 million and $0.3 million, respectively. Our effective interest rate on the hedged portion of the notes was 3.7% as of December 31, 2005.

The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the interest rate swap is recorded at fair value and changes in fair value are recorded in other income (expense), net.

The net fair value of the interest rate swap at December 31, 2005 was $2.0 million. The Company recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes:

                                                            2005       2004       2003
                                                          --------   --------   --------
                                                                  (in thousands)
      Interest rate swap ...............................   $  690     $  287     $  305
      Contingent convertible notes .....................     (821)      (430)      (433)
                                                          --------   --------   --------
      Net increase (decrease) in liabilities ...........   $ (131)    $ (143)    $ (128)

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net increase (decrease) in liabilities represents the ineffective portion of the hedging relationship, and these amounts are recorded in other income (expense), net.

At December 31, 2005 and 2004, the Company had $3.4 million and $2.9 million of cash pledged as collateral in connection with the interest rate swap agreement.

In November 2004, the Company entered into a collar contract for euro 38.5 million to reduce its exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of its commitment to acquire Newdeal Technologies in January 2005 for euro 38.5 million. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in other income (expense), net. In 2004, the Company recorded a $1.4 million gain related to the change in the fair value of the collar contract. The foreign currency collar expired in January 2005, concurrent with the Company's acquisition of Newdeal Technologies.

7.   COMMON AND PREFERRED STOCK

PREFERRED STOCK TRANSACTIONS

The Company is authorized to issue up to 15,000,000 shares of preferred stock in one or more series, of which 2,000,000 shares have been designated as Series A, 120,000 shares have been designated as Series B, and 54,000 shares have been designated as Series C. There was no preferred stock outstanding at either December 31, 2005 or 2004.

COMMON STOCK TRANSACTIONS

The Company repurchased 1.7 million, 0.5 million, and 1.5 million shares of its common stock in 2005, 2004 and 2003, respectively, for $56.3 million, $14.2 million and $35.4 million, respectively.

8.   STOCK PURCHASE AND AWARD PLANS

EMPLOYEE STOCK PURCHASE PLAN

The purpose of the Employee Stock Purchase Plan (the ESPP) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company's authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2005, 1.1 million shares remain available for purchase under the ESPP.

The ESPP was amended in 2005 to eliminate the lookback option and to reduce the discount available to participants to five percent. Accordingly, the ESPP will be a non-compensatory plan under Statement 123(R).

EQUITY AWARD PLANS

As of December 31, 2005 the Company had stock options, restricted stock awards, and contract stock outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new options may be granted under the 1993 Plan.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, 2,000,000 shares under each of the 1999 Plan, the 2000 Plan and the 2001 Plan, and 4,000,000 shares under the 2003 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan, 2001 Plan, and 2003 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Stock Options
-------------
Stock option activity for all the Plans was as follows:

                                  2005                     2004                     2003
                          ---------------------    ---------------------    ---------------------
                                     Wtd. Avg.                 Wtd. Avg.                Wtd. Avg.
                           Options   Ex. Price     Options     Ex. Price     Options    Ex. Price
                          -----------------------------------------------------------------------
                                                  (shares in thousands)
Options outstanding at
   January 1, ...........    3,683     $23.42         2,884     $16.19         4,295     $12.15

Granted .................    1,089     $34.53         1,473     $31.81           430     $24.81
Exercised ...............     (576)    $13.83          (547)    $ 9.80        (1,726)    $ 7.70
Cancelled ...............     (195)    $30.28          (127)    $21.97          (115)    $17.40

Options outstanding at
   December 31, .........    4,001     $27.50         3,683     $23.42         2,884     $16.19

Options exercisable at
  December 31, ..........    2,023     $22.74         1,641     $17.61         1,495    $ 13.65


The following table summarizes information about stock options outstanding as of December 31, 2005:

                                               Options Outstanding                   Options Exercisable
                                  ----------------------------------------------   -----------------------
                                    As of       Wtd. Avg.         Wtd. Avg.           As of      Wtd. Avg.
        Range Of                   Dec. 31,      Exercise         Remaining          Dec. 31     Exercise
     Exercise Prices                 2005        Price        Contractual Life        2005       Price
    -----------------             ----------  ------------  --------------------   ----------  -----------
                                                            (shares in thousands)
    $ 6.56 - $17.65                   827   $     13.79         3.0 years              745   $    13.42
    $17.68 - $27.89                   800   $     25.20         2.5 years              700   $    25.38
    $27.94 - $31.38                   939   $     29.94         5.6 years              336   $    29.76
    $31.89 - $35.52                   829   $     34.16         6.0 years              242   $    34.03
    $35.57 - $38.72                   606   $     36.33         6.7 years               --   $     0.00
                                    -------     --------       -----------          -------     --------
                                    4,001   $     27.50         4.7 years            2,023   $    22.74

The weighted average fair market value of stock options granted in 2005, 2004 and 2003 was $14.88, $13.48, and $13.01 per share, respectively.

Restricted Stock
----------------
In 2005, the Company issued 21,246 shares of restricted stock. These awards are expensed over their vesting period, ranging from six months to three years. The Company recognized $0.1 million of expense in 2005 related to these awards. The Company did not issue any shares of restricted stock prior to 2005.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contract Stock and Restricted Units Awards
------------------------------------------
In July 2004, the Company's President and Chief Executive Officer (Executive) renewed his employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, the Executive received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement but not before December 31, 2009, or later under certain circumstances, or earlier if he is terminated without cause, if he leaves his position for good reason or upon a change of control or certain tax related events. The options and contract stock award were granted under the 2003 Plan. In connection with the fully vested contract stock award, the Company recorded a share-based compensation charge of $23.9 million, including payroll taxes, in 2004 for the compensation expense related to the fully-vested contract stock unit grant. The Executive has demand registration rights under the Restricted Units issued.

In December 2000, the Company issued 1,250,000 restricted units (Restricted Units) under the 2000 Plan as a fully vested equity based bonus to the Executive in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company's common stock. The Executive has demand registration rights under the Restricted Units issued. In January 2006, the Company issued 750,000 shares of the Company's common stock to the Executive pursuant to the obligations with respect to 750,000 of these Restricted Units.


The Executive received 1,000,000 Restricted Units in December 1997, each of which entitles him to receive one share of the Company's common stock. The Restricted Units issued in December 1997 were not issued under any of the Plans. In November 2003, the Company issued 1,000,000 shares of the Company's common stock to the Executive pursuant to the obligations under these Restricted Units.

No other share-based awards are outstanding under any of the Plans. At December 31, 2005, there were 1,812,904 shares available for grant under the Plans.

9.   RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the "UK Plan") and Tuttlingen, Germany (the "Germany Plan"). The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. Both plans are no longer open to new participants. The Company uses a December 31 measurement date for both of its pension plans.

Net periodic benefit costs for these defined benefit pension plans included the following amounts:

                                                          2005          2004          2003
                                                        --------      --------      --------
                                                                   (in thousands)
   Service cost .....................................   $  178        $   179       $    88
   Interest cost ....................................      567            522           397
   Expected return on plan assets ...................     (464)          (434)         (330)
   Recognized net actuarial loss ....................      215            203           116
                                                        --------      --------      --------
      Net periodic benefit cost .....................   $  496        $   470       $   271

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations:

                                                          2005          2004          2003
                                                        --------      --------      --------
   Discount rate ....................................     4.7%          5.2%          5.4%
   Expected return on plan assets ...................     4.9%          5.8%          6.2%
   Rate of compensation increase ....................     3.5%          3.3%          3.3%

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

The following sets forth the change in benefit obligations and change in plan assets at December 31, 2005 and 2004 and the accrued benefit cost:

                                                                           December 31,
                                                                        2005          2004
                                                                      --------      --------
                                                                          (in thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
   Projected benefit obligation, beginning of year ................   $11,367       $ 8,832
   Service cost ...................................................       178           179
   Interest cost ..................................................       567           522
   Participant contributions ......................................        36            42
   Benefits paid ..................................................      (317)         (183)
   Actuarial (gain) loss ..........................................     1,133           656
   Acquisitions ...................................................        --           474
   Effect of foreign currency exchange rates ......................    (1,315)          845
                                                                      --------      --------
   Projected benefit obligation, end of year ......................   $11,649       $11,367


CHANGE IN PLAN ASSETS
   Plan assets at fair value, beginning of year ...................   $ 8,379       $ 6,646
   Actual return on plan assets ...................................     1,277           816
   Employer contributions .........................................       264           238
   Participant contributions ......................................        36            37
   Benefits paid ..................................................      (315)         (183)
   Other ..........................................................       --             46
   Acquisitions ...................................................       --            162
   Effect of foreign currency exchange rates ......................      (968)          617
                                                                      --------      --------
   Plan assets at fair value, end of year .........................   $ 8,673       $ 8,379

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess
       of plan assets .............................................   $(2,976)      $(2,988)
Unrecognized net actuarial loss ...................................     2,504         2,759
Adjustment to recognize minimum liability .........................    (2,390)       (2,543)
                                                                      --------      --------
Accrued benefit cost ..............................................   $(2,862)      $(2,772)

The accrued benefit liability recorded at December 31, 2005 and 2004 is included in other liabilities.

The combined accumulated benefit obligation for the defined benefit plans was $11.5 million and $11.2 million as of December 31, 2005 and 2004, respectively. The accumulated benefit obligation for each plan exceeded that plan's assets for all periods presented.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average allocation of plan assets by asset category is as follows:

                                                                   December 31,
                                                                2005          2004
                                                              --------      --------
Equity securities ..........................................     47%           52%
Corporate bonds ............................................     26%           19%
Government bonds ...........................................     20%           22%
Insurance contracts ........................................      2%            2%
Cash .......................................................      5%            5%
                                                              --------      --------
                                                                100%          100%

The investment strategy for the Company's defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The assets of the Germany Plan consist entirely of insurance contracts.

The Company anticipates contributing approximately $250,000 to its defined benefit plans in 2006. The Company expects to pay the following estimated future benefit payments in the years indicated:

          2006 .............     269,000
          2007 .............     286,000
          2008 .............     312,000
          2009 .............     338,000
          2010 .............     400,000
          2011-2015 ........   2,679,000


DEFINED CONTRIBUTION PLAN

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom, and Puerto Rico. The Company matches a certain percentage of each employee's contributions as per the provisions of the plans. Total contributions by the Company to the plans were $627,000, $622,000, and $483,000 in 2005, 2004, and 2003,
respectively.

10.   LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

In November 1992, a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company's Chairman, acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. In October 2005, the Company entered into a lease modification agreement relating this facility. The lease modification agreement provides for extension of the term of the lease from October 31, 2012 for an additional five year period through October 31, 2017 at an annual rate of approximately $272,000 per year. The lease modification agreement also provides a ten year option for the Company to extend the lease from November 1, 2017 through October 31, 2027 at an annual rate of approximately $296,000 per year.

In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company's Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in 2005, 2004, and 2003.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under operating leases at December 31, 2005 were as follows:

                                           Related       Third
                                           Parties      Parties       Total
                                          ---------    ---------    ---------
                                                     (in thousands)
    2006 ............................      $   321      $ 2,095      $ 2,416
    2007 ............................          324        1,337        1,661
    2008 ............................          341          342          683
    2009 ............................          341          204          545
    2010 ............................          341          176          517
    Thereafter ......................        4,732        1,764        6,496
                                          ---------    ---------    ---------
    Total minimum lease payments.....      $ 6,400      $ 5,918      $12,318
                                          =========    =========    =========

Total rental expense in 2005, 2004, and 2003 was $3.2 million, $2.3 million, and $2.9 million, respectively, and included $321,000, $321,000, and $321,000, in related party expense, respectively.

11.   INCOME TAXES

The provision for income taxes consisted of the following:

                                                  2005         2004         2003
                                                --------     --------     --------
                                                          (in thousands)
Current:
  Federal ..............................      $   2,547      $  1,899     $    972
  State ................................          2,038         1,670        2,470
  Foreign ..............................          3,427         1,141          529
                                               ---------     ---------    ---------
Total current  .........................          8,012         4,710        3,971

Deferred:
  Federal ..............................        $13,706       $ 5,802     $ 12,800
  State ................................           (409)           53           83
  Foreign ..............................         (3,402)          246         (526)
                                               ---------     ---------    ---------
Total deferred .........................          9,895         6,101       12,357

Provision for income taxes .............       $ 17,907      $ 10,811     $ 16,328
                                               =========     =========    =========

Income before income taxes consisted of the following:

                                                  2005         2004         2003
                                                --------     --------     --------
                                                          (in thousands)
  United States operations .............      $  46,111      $ 17,074     $ 40,883
  Foreign operations ...................          8,990        10,934        2,306
                                               ---------     ---------    ---------
Total ..................................      $  55,101      $ 28,008     $ 43,189
                                               =========     =========    =========

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The temporary differences that give rise to deferred tax assets and liabilities are presented below:
                                                                   December 31
                                                                2005         2004
                                                              --------     --------
                                                                 (in thousands)
Net operating loss and tax credit carryforwards ...........  $  4,622      $ 13,405
Inventory reserves and capitalization .....................     4,781         2,145
Deferred compensation .....................................    14,053        14,164
Deferred income ...........................................     3,831         1,821
                                                              --------      --------
  Total deferred tax assets before valuation allowance ....    27,287        31,535

Valuation allowance .......................................    (5,126)       (5,360)

Depreciation and amortization .............................    (9,694)       (5,327)
Other .....................................................    (4,148)       (1,095)
                                                              --------      --------
Net deferred tax assets ...................................  $  8,319      $ 19,753
                                                              ========      ========

A valuation allowance of $5.1 million is recorded against the remaining $27.3 million of deferred tax assets recorded at December 31, 2005. This valuation allowance relates to deferred tax assets for certain expenses that will be deductible for tax purposes in very limited circumstances and for which the Company believes it is unlikely that it will recognize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The Company's valuation allowance decreased by $0.2 million in 2005 as a result of a change in the Company's marginal state effective income tax rates.

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate for the years ended December 31, 2005, 2004, and 2003 is as follows:

                                                                2005      2004      2003
                                                               ------    ------    ------
Federal statutory rate .....................................    35.0%     35.0%     35.0%
Increase (reduction) in income taxes resulting from:
  State income taxes, net of federal tax benefit ...........     2.0%      4.0%      3.9%
  Foreign taxes booked at different rates ..................    (3.7%)    (4.2%)    (1.0%)
  Foreign losses for which no benefit was previously taken..    (0.9%)      --        --
  Tax on asset transfer ....................................      --       4.5%       --
  Other ....................................................     0.1%     (0.7%)    (0.1%)
                                                               ------    ------    ------
Effective tax rate .........................................    32.5%     38.6%     37.8%
                                                               ======    ======    ======

At December 31, 2005, the Company had net operating loss carryforwards of $15.8 million for federal income tax purposes and $0.4 million for foreign tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2024 and the foreign net operating loss carryforwards have no expiration.

At December 31, 2005, several of the Company's subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company's ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $8.5 million and $2.6 million at December 31, 2005 and 2004, respectively.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   NET INCOME PER SHARE

Amounts used in the calculation of basic and diluted net income per share were as follows:
                                                                  2005        2004        2003
                                                                --------    --------    --------
                                                         (in thousands, except per share amounts)
Basic:
------
Net income..................................................... $ 37,194    $ 17,197    $ 26,861

Basic net income per share .................................... $   1.23    $   0.57    $   0.92
                                                                ========    ========    ========
Weighted average common shares outstanding - Basic ............   30,195      30,064      29,071
                                                                ========    ========    ========
Diluted:
--------
Net income..................................................... $ 37,194    $ 17,197    $ 26,861
Add back: Interest expense and other income/(expense) related
             to convertible notes payable, net of tax .........    2,440          --       1,608
                                                                --------    --------    --------
Net income applicable to common stock ......................... $ 39,634    $ 17,197    $ 28,469

Diluted net income per share .................................. $   1.15    $   0.55    $   0.86
                                                                ========    ========    ========

Weighted average common shares outstanding - Basic ............   30,195      30,064      29,071
Effect of dilutive securities:
   Restricted stock and stock options .........................      856       1,038       1,397
   Shares issuable upon conversion of notes payable ...........    3,514          --       2,636
                                                                --------    --------    --------
Weighted average common shares outstanding ....................   34,565      31,102      33,104
                                                                ========    ========    ========

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income per share for each period because their effect would have been antidilutive:
                                                          2005           2004           2003
                                                        --------       --------       --------
                                                                     (in thousands)
  Stock options and restricted stock .................      570            155            424
  Shares issuable upon conversion of notes payable ...      --           3,514             --
                                                        --------       --------       --------
  Total ..............................................      570          3,669            424

A contract stock unit award that entitles the holder to 750,000 shares of common stock and Restricted Units that entitle the holder to 1,250,000 shares of common stock (see Note 8) are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

13.   DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2003, the Company received $2.8 million of event-related payments from ETHICON and $2.0 million of research funding. Both the event-related payments and the research funding were recorded in other operating revenue in accordance with the Company's revenue recognition policy.

The Company has an agreement with Wyeth for the development of collagen and other absorbable matrices to be used in conjunction with Wyeth's recombinant human bone morphogenetic protein-2 (rhBMP-2) in a variety of bone regeneration applications. The agreement with Wyeth requires Integra to supply Absorbable Collagen Sponges to Wyeth (including those that Wyeth sells to Medtronic Sofamor Danek with rhBMP-2 for use in Medtronic Sofamor Danek's InFUSE(TM) product) at specified prices. In addition, the Company receives a royalty equal to a percentage of Wyeth's sales of surgical kits combining rhBMP-2 and the Absorbable Collagen Sponges. The agreement terminates in 2007, but may be extended at the option of the parties. The agreement does not provide for milestones or other contingent payments, but Wyeth pays the Company to assist with regulatory affairs and research. The Company received $2.2 million of research and development revenues under the agreement in 2003.

14.   COMMITMENTS AND CONTINGENCIES

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Three of the Company's French subsidiaries that were acquired from the neurosciences division of NMT Medical, Inc. received a tax reassessment notice from the French tax authorities seeking in excess of 1.7 million euros in back taxes, interest and penalties. NMT Medical, the former owner of these entities, has agreed to indemnify Integra against direct damages and liability arising from misrepresentations in connection with these tax claims. In April 2005, NMT Medical, Inc. negotiated a settlement agreement with the French authorities that satisfied the outstanding tax assessments. In connection with this settlement, the Company recognized net operating loss carryforwards in France and recorded this benefit as a $0.5 million tax benefit in 2005.

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

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.

Product revenues consisted of the following:
                                                               2005        2004        2003
                                                             --------    --------    --------
                                                                      (in thousands)
   Monitoring products ...................................   $ 48,940    $ 48,217    $ 44,229
   Implant products ......................................    108,156      78,418      53,301
   Instruments ...........................................     91,918      77,667      47,168
   Private label products ................................     28,757      24,188      21,997
                                                             --------    --------    --------
   Consolidated product revenues .........................   $277,771    $228,490    $166,695
                                                             ========    ========    ========

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 31%, 31%, and 27% of product revenues in 2005, 2004, and 2003, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Product revenue and long-lived assets (excluding intangible assets, financial instruments and deferred tax assets) by major geographic area are summarized below:

                            United                     Asia         Other
                            States       Europe       Pacific      Foreign    Consolidated
                          ----------   ----------   ----------   ----------   ------------
                                 (in thousands)
Product revenue:
2005 ...................   $207,245     $ 48,645     $ 11,403     $ 10,478      $277,771
2004 ...................    180,887       30,941        8,535        8,127       228,490
2003 ...................    132,805       21,433        5,828        6,629       166,695

Long-lived assets:
December 31, 2005 ......   $ 23,938     $  9,441     $    --      $    --       $ 33,379
December 31, 2004 ......     21,287        9,175          --           --         30,462

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   SELECTED QUARTERLY INFORMATION -- UNAUDITED

                                    Fourth           Third          Second           First
                                    Quarter         Quarter         Quarter         Quarter
                                    -------         -------         -------         -------
                                             (in thousands, except per share data)
2005:
-----
Total revenue:
  2005 ........................... $ 72,985        $ 69,333        $ 69,778        $ 65,839
  2004 ...........................   61,811          59,130          56,441          52,443

Gross margin (exclusive of
amortization related to acquired
intangible assets):
  2005 ...........................   44,733          43,320          42,639          41,707
  2004 ...........................   38,590          36,718          34,776          32,442

Net income (loss):
  2005 ...........................   10,615          10,481           7,655           8,443
  2004 ...........................    9,839          (7,597)          7,518           7,437

Basic net income (loss) per share:
  2005 ........................... $   0.36       $    0.35        $   0.25        $   0.28
  2004 ........................... $   0.32       $   (0.25)       $   0.25        $   0.25

Diluted net income (loss) per share:
  2005 ........................... $   0.33       $    0.33        $   0.23        $   0.26
  2004 ........................... $   0.30       $   (0.25)       $   0.23        $   0.23

In 2005, the Company recorded the following charges in connection with its restructuring activities:
                                    Fourth           Third          Second           First
                                    Quarter         Quarter         Quarter         Quarter
                                    -------         -------         -------         -------
                                                          (in thousands)
Involuntary employee termination
  costs .......................... $ 1,120         $   667         $ 2,074         $   --
Facility exit costs ..............     155             --              --              --

In the third quarter of 2004, the Company recorded the following:
- a $1.4 million charge in connection with a milestone payment related to the completion of certain development activities related to an advanced neuro-monitoring system;
- a $23.9 million share-based compensation charge associated with the renewal of the Company's President and Chief Executive Officer's employment agreement; and
- a $1.3 million tax charge incurred in connection with the reorganization of certain European operations.

In the fourth quarter of 2004, the Company recognized $1.4 million of other income related to an unrealized gain on a foreign currency collar, which was used to reduce the exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of the Company's commitment to acquire Newdeal Technologies for 38.5 million euros. The foreign currency collar expired in January 2005, concurrent with the Company's acquisition of Newdeal Technologies.

17.   SUBSEQUENT EVENT

In September 2005, the Company announced the signing of a definitive agreement to acquire the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $76 million in cash, subject to certain adjustments. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally-invasive medical instruments and systems for radiation therapy. Radionics' products include the CRW(R) stereotactic system, the XKnife(TM) stereotactic radiosurgery system, the OmniSight(R)EXcel image guided surgery system, and the CUSA EXcel(TM) ultrasonic surgical aspiration system. The acquisition closed on March 3, 2006.

                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of the fair value of the assets acquired and liabilities assumed as a result of this acquisition is in progress. Based on a preliminary valuation, the following summarizes the fair value of the assets acquired and liabilities assumed:

(All amounts in thousands)
Current assets .......................        $ 8,440
Property, plant and equipment ........          1,350
Intangible assets and goodwill .......         67,090
                                              -------
   Total assets acquired .............         76,880

Liabilities assumed ..................          2,380
                                              -------
Net assets acquired ..................        $74,500

The acquired intangible assets consist primarily of developed technology, trade name, and customer relationships. The final fair value of assets acquired will be determined with the assistance of a third-party valuation firm.

In March 2006, the Company borrowed $16.0 million under its credit facility in connection with the acquisition of Radionics.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                           Balance at      Charged to       Charged                       Balance at
                                           Beginning       Costs and        to Other                        End of
Description                                Of Period        Expenses       Accounts(1)     Deductions       Period
--------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Year ended December 31, 2005
----------------------------

Allowance for doubtful accounts and
    sales returns and allowances ........  $ 2,749         $  1,279        $   34             $ (554)    $  3,508

Inventory reserves ......................    7,600            2,191           247               (270)       9,768

Deferred tax asset valuation allowance ..    5,360               --            --               (234)        5,126

Year ended December 31, 2004
----------------------------

Allowance for doubtful accounts and
    sales returns and allowances ........  $ 2,025         $    802        $  297             $ (327)    $  2,749

Inventory reserves ......................    6,204            1,210         1,056               (870)       7,600

Deferred tax asset valuation allowance ..    5,360               --            --                 --        5,360

Year ended December 31, 2003
----------------------------

Allowance for doubtful accounts and
    sales returns and allowances ........  $  1,387             541           497               (400)     $ 2,025

Inventory reserves ......................     9,573           3,193           894             (7,456)       6,204

Deferred tax asset valuation allowance ..     7,692              --        (2,332)                --        5,360


(1) All amounts shown were recorded to goodwill in connection with acquisitions except for the $2.3 million reduction in the deferred tax asset valuation allowance in 2003, which was written off against the gross deferred tax asset.