Form 10-Q
period 2006-05-10
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2006-05-10
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act).
 Large accelerated filer  [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's Common Stock outstanding as of May 05, 2006 was 28,575,410.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements
Condensed Consolidated Statements of Operations for the three
  months ended March 31, 2006 and 2005 (Unaudited)                                   2

Condensed Consolidated Balance Sheets as of March 31, 2006
  and December 31, 2005 (Unaudited)                                                  3

Condensed Consolidated Statements of Cash Flows for the three months ended
  March 31, 2006 and 2005 (Unaudited)                                                4

Notes to Unaudited Condensed Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                26

Item 4.   Controls and Procedures                                                   27


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                                         28

Item 1A.  Risk Factors                                                              29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               30

Item 6.   Exhibits                                                                  30


SIGNATURES                                                                          31

EXHIBITS                                                                            32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 (In thousands, except per share amounts)


                                           Three Months Ended
                                               March 31,
                                         ----------------------
                                          2006             2005
                                          ----             ----
TOTAL REVENUE ........................  $77,135          $65,839

COSTS AND EXPENSES
Cost of product revenues .............   27,937           24,496
Research and development .............    3,173            3,359
Selling, general and administrative ..   31,120           23,916
Intangible asset amortization ........    1,281            1,112
                                        -------          -------
   Total costs and expenses ..........   63,511           52,883

Operating income .....................   13,624           12,956

Interest income ......................    1,024              954
Interest expense .....................   (1,682)            (927)
Other income (expense), net ..........       32              (93)
                                        -------          -------
Income before income taxes ...........   12,998           12,890

Income tax expense ...................    4,293            4,447
                                        -------          -------
Net income ...........................  $ 8,705           $8,443
                                        =======          =======

Basic net income per share ...........  $  0.29          $  0.28
Diluted net income per share .........  $  0.28          $  0.26

Weighted average common shares outstanding:
      Basic ..........................   29,585           30,561
      Diluted ........................   33,828           35,144




The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except per share amounts)

                                                              March 31,      December 31,
                                                                2006            2005
                                                            ------------    ------------
 ASSETS
 Current Assets:
   Cash and cash equivalents ...............................  $  22,393       $  46,889
   Short-term investments ..................................     63,787          80,327
   Accounts receivable, net of allowances of
     $3,743 and $3,508 .....................................     56,607          49,007
   Inventories, net ........................................     77,153          67,476
   Deferred tax assets .....................................     11,728          10,842
   Prepaid expenses and other current assets ...............     11,158          11,411
                                                              ---------       ---------
       Total current assets ................................    242,826         265,952

 Non-current investments ...................................     11,683          16,168
 Property, plant, and equipment, net .......................     29,079          27,451
 Identifiable intangible assets, net .......................    108,069          64,569
 Goodwill...................................................     94,075          68,364
 Other non-current assets ..................................      5,899           5,928
                                                              ---------       ---------
 Total assets ..............................................  $ 491,631       $ 448,432
                                                              =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Borrowings under senior credit facility .................     16,000              --
   Accounts payable, trade .................................     10,054           8,978
   Income taxes payable ....................................        476             715
   Deferred revenue ........................................      5,792              88
   Accrued expenses and other current liabilities ..........     21,446          21,506
                                                              ---------       ---------
       Total current liabilities ...........................     53,768          31,287

 Long-term debt ............................................    118,169         118,378
 Deferred tax liabilities ..................................      3,946           2,520
 Other non-current liabilities .............................      6,700           6,429
                                                              ---------       ---------
 Total liabilities .........................................    182,583         158,614

 Commitments and contingencies

 Stockholders' Equity:
   Common stock; $0.01 par value; 60,000 authorized shares;
     30,903 and 29,823 issued at March 31, 2006 and
     December 31, 2005, respectively .......................        310             298
   Additional paid-in capital ..............................    341,829         333,179
   Treasury stock, at cost; 2,368 shares at
     March 31, 2006 and December 31, 2005...................    (75,815)        (75,815)
   Accumulated other comprehensive income (loss):
      Unrealized loss on available-for-sale securities .....       (576)           (801)
      Foreign currency translation adjustment ..............       (642)         (2,300)
      Minimum pension liability adjustment .................     (1,692)         (1,672)
   Retained earnings .......................................     45,634          36,929
                                                              ---------       ---------
     Total stockholders' equity ............................    309,048         289,818
                                                              ---------       ---------
  Total liabilities and stockholders' equity ...............  $ 491,631       $ 448,432
                                                              =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                    Three Months Ended March 31,
                                                                       2006              2005
                                                                       ----              ----
OPERATING ACTIVITIES:
Net income ......................................................   $  8,705           $8,443
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization ...................................      3,191            2,722
Deferred income tax provision ...................................        622            3,106
Amortization of discount and premium on investments .............        232              541
Amortization of bond issuance cost ..............................        273              203
Derivative loss (gain) ..........................................        192              (54)
Stock based compensation expense ................................      3,035               --
Excess tax benefits from stock based compensation arrangements ..        (27)              --
Other, net ......................................................        110               25
Changes in assets and liabilities, net of business acquisitions:
   Accounts receivable ..........................................     (7,490)            (746)
   Inventories ..................................................     (1,031)          (6,011)
   Prepaid expenses and other current assets ....................     (1,052)             686
   Other non-current assets .....................................       (177)             221
   Accounts payable, accrued expenses and other liabilities......        224            4,124
   Deferred revenue .............................................      4,064              (27)
                                                                    --------         --------
Net cash provided by operating activities .......................     10,871           13,233
                                                                    --------         --------

INVESTING ACTIVITIES:

Cash used in business acquisition, net of cash acquired .........    (75,840)         (49,348)
Purchases of property and equipment .............................     (1,689)          (2,781)
Sales/maturities of available-for-sale investments ..............     27,622            4,150
Purchases of available-for-sale investments .....................     (6,575)          (4,350)
                                                                    --------         --------
Net cash used in investing activities ...........................    (56,482)         (52,329)
                                                                    --------         --------

FINANCING ACTIVITIES:

Proceeds from exercised stock options ...........................      5,024            2,285
Borrowings under senior credit facility .........................     16,000               --
Excess tax benefits from stock based compensation arrangements ..         27               --
Repayment of loans ..............................................        (37)              (5)
                                                                    --------          --------
Net cash provided by financing activities .......................     21,014            2,280
                                                                    --------          --------

Effect of exchange rate changes on cash .........................        101             (276)

Net decrease in cash and cash equivalents .......................    (24,496)         (37,092)

Cash and cash equivalents at beginning of period ................     46,889           69,855
                                                                    --------          --------

Cash and cash equivalents at end of period ......................   $ 22,393         $ 32,763
                                                                    ========         ========


Supplemental cash flow information:
-----------------------------------
At March 31, 2006 and 2005, the Company had $3.5 million and $3.3 million, respectively, of cash pledged as collateral in connection with its interest rate swap agreement.

At March 31, 2006, the Company had $2.1 million of accrued capitalized expenses associated with the Radionics acquisition.





The accompanying notes are an integral part of these condensed consolidated financial statements

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

General

In the opinion of management, the March 31, 2006 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K. The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, fair value estimates of stock based compensation awards, valuation allowances recorded against deferred tax assets, estimates of amounts to be paid to employees and other exit costs to be incurred in connection with the restructuring of our European operations and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We revised our presentation of cost of product revenues in 2006 to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $364,000 for the three month period ended March 31, 2005.

New Accounting Policy

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), the Company began expensing stock options in the 2006 first quarter using the fair value method prescribed by Statement 123(R). Stock based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. The Company's income before income taxes and net income for the three months ended March 31, 2006 were $3.0 million and $2.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25.

The Company recognizes stock based compensation expense in the consolidated statement of operations based on the awards that are expected to vest. Accordingly, the Company's recognized stock based compensation expense is net of the impact of estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience.

Statement 123(R) supercedes the Company's previous accounting under Accounting Principals Boards Opinion No. 25 "Accounting for Stock Issued to Employees" for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance in applying the provisions of Statement 123(R). The Company has applied the provisions of SAB 107 in its adoption of Statement 123(R). Had compensation cost for the Company's stock option plans been determined based on the fair value of the award at the grant date consistent with Statement 123(R), the Company's net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share amounts):

         Net income, as reported ...............................        $8,443
         Add back: Total stock based employee compensation
                   expense determined under the intrinsic
                   value-based method for all awards, net
                   of related tax effects .....................            --
         Less:     Total stock based employee compensation
                   expense determined under the fair
                   value-based method for all awards, net
                   of related tax effects .....................         (1,729)
                                                                       --------
            Pro forma .........................................       $  6,714

          Net income per share:
            Basic:
            As reported .......................................        $  0.28
            Pro forma .........................................        $  0.22

            Diluted:
            As reported .......................................        $  0.26
            Pro forma .........................................        $  0.21

Statement 123(R) did not change the accounting for stock based awards granted to non-employees.

Recently Issued Accounting Standards and Other Matters

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. The Company adopted FSP FAS 115-1 on January 1, 2006. The adoption of FSP FAS 115-1 did not a material impact on the Company's financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principles were accounted for by including a one-time cumulative effect in the period of change. The Company adopted Statement 154 on January 1, 2006. The adoption of Statement 154 did not have a material impact on the Company's financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (Statement 151), which the Company adopted on January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The adoption of Statement 151 did not have a material impact on our financial statements.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may affect the Company's income taxes in the future, including the repeal of the extraterritorial income exclusion and a new deduction related to qualified production activities income. The FASB determined that the qualified production activities income deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return.

 2. BUSINESS ACQUISITIONS

On March 3, 2006, Integra acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $2.1 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image guided surgery system.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

     (All amounts in thousands)
     Inventory ............................        $ 8,225
     Property, plant and equipment ........          1,365    Wtd. Avg. Life
     Intangible assets:                                       --------------
        Tradename .........................         16,100       Indefinite
        Customer relationships ............         19,900        7 years
        Technology ........................          9,000       10 years
     Goodwill .............................         24,009
     Other assets .........................            162
                                                   -------
        Total assets acquired .............         78,761

     Accrued expenses and other current
        liabilities .......................            554
     Deferred revenue .....................          1,605
                                                   -------
        Total liabilities assumed .........          2,159
                                                   -------
     Net assets acquired ..................        $76,602

The fair value of assets acquired was determined by management with the assistance of a third-party valuation firm. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Radionics' ultrasonic aspirator product line and Integra's ultrasonic aspirator product lines. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes. Certain elements of the purchase price allocation are considered preliminary, particularly as it relates to the final valuation of certain identifiable intangible assets.

In January 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SAS ("Newdeal Technologies") for $51.9 million in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses. Additionally, the Company agreed to pay the sellers up to an additional 1.3 million euros if the sellers continue their employment with the Company through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2006 and 2005 as if the acquisitions consummated in 2006 and 2005 had been completed as of the beginning of these periods. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with the Company's effective rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                          For the Three
                                                           Months Ended
                                                            March 31,
                                                         2006         2005
                                                        ------       ------
                                                          (in thousands)
       Total revenue .............................     $87,683      $82,701
       Net income ................................       9,629       11,274

       Net income per share:
          Basic ..................................     $  0.32      $  0.37
          Diluted.................................     $  0.31      $  0.34

3. INVENTORIES

Inventories, net consisted of the following:

                                                    March 31,    December 31,
                                                      2006          2005
                                                      ----          ----
                                                        (in thousands)
Raw materials..............................         $15,400       $13,175
Work-in process............................          11,048         9,801
Finished goods.............................          50,705        44,500
                                                    -------       -------
                                                    $77,153       $67,476
                                                    =======       =======

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At March 31, 2006 and December 31, 2005, respectively, we capitalized approximately $0.9 million of pre-approval inventory.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2006, were as follows:

                                                                     (in thousands)
 Balance at December 31, 2005 .....................................     $ 68,364
 Radionics acquisition ............................................       24,009
 Newdeal working capital adjustment ...............................          694
 Foreign currency translation .....................................        1,008
                                                                        --------
 Balance at March 31, 2006 ........................................     $ 94,075
                                                                        ========

The components of the Company's identifiable intangible assets were as follows:

                                               March 31, 2006          December 31, 2005
                               Weighted    ----------------------    ----------------------
                                Average              Accumulated               Accumulated
                                 Life        Cost    Amortization      Cost    Amortization
                               --------    --------  ------------    --------  ------------
                                                           (in thousands)
Completed technology .......   12 years    $ 28,070    $ (6,165)     $ 18,921    $ (5,691)
Customer relationships .....   13 years      42,571      (5,521)       22,550      (4,823)
Trademarks/brand names ..... Indefinite      16,100         --            --          --
Trademarks/brand names .....   36 years      31,234      (3,080)       31,175      (2,802)
Noncompetition agreements...    5 years       6,963      (2,974)        6,943      (2,607)
All other ..................   15 years       1,620        (749)        2,233      (1,330)
                                           --------  ------------    --------  ------------
                                           $126,558    $(18,489)     $ 81,822    $(17,253)
Accumulated amortization ..                 (18,489)                  (17,253)
                                           --------                  --------
                                           $108,069                  $ 64,569
                                           ========                  ========

Annual amortization expense is expected to approximate $8.8 million in 2006, $9.1 million in 2007, $8.8 million in 2008, $8.1 million in 2009, and $7.4 million in 2010. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.  RESTRUCTURING ACTIVITIES

In June 2005, management announced plans to restructure the Company's European operations. The restructuring plan included closing the Company's Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company's production facility located in Biot, France, both of which were substantially completed in December 2005. The Company transitioned the manufacturing operations of Integra ME to its production facility in Andover, UK. The Company also eliminated some duplicative sales and marketing positions, primarily in Europe. Approximately 69 individuals were identified for termination under the European restructuring plan. As of March 31, 2006, the Company had terminated 67 of these individuals.

During the three months ended March 31, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company expects to terminate approximately ten additional employees in 2006 in connection with this transfer.

In connection with these restructuring activities, the Company has recorded the following charges during the quarter ended March 31, 2006:

                                                       Research         Selling
                                           Cost of        and         General and
                                            Sales     Development    Administrative    Total
                                           -------      -------         -------       -------
                                                            (in thousands)
Involuntary employee termination costs ... $   101      $   23         $    --        $   124

Below is a reconciliation of the restructuring accrual activity recorded during 2006:

                                                       Employee       Facility
                                                      Termination       Exit
                                                         Costs          Costs          Total
                                                        -------        -------        -------
                                                                    (in thousands)
Balance at December 31, 2005 ........................   $ 2,420        $   124        $ 2,544
Additions ...........................................       124            --             124
Change in estimate...................................       (17)           --             (17)
Payments ............................................    (1,661)           (19)        (1,680)
Effects of foreign exchange .........................        41              2             43
                                                        -------        -------        -------
Balance at March 31, 2006 ...........................   $   907        $   107        $ 1,014

The Company expects to pay all of the remaining costs by the end of the second quarter of 2006.

6.  STOCK BASED COMPENSATION

As of March 31, 2006, the Company had stock options, restricted stock awards, and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999
Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new options may be granted under the 1993 Plan or the 1996 Plan.

Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). Statement 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of Statement 123(R) to be classified as financing cash flows. Therefore, as of January 1, 2006, excess tax benefits for the three months ended March 31, 2006, have been classified as financing cash flows.

At March 31, 2006, there were 6,852,870 shares authorized for issuance under the Plans, with 1,614,155 shares available for grant under the Plans.

Employee stock based compensation expense recognized under FAS 123(R) was as follows (in thousands, except for per share data):

                                                     Three Months Ended
                                                       March 31, 2006
                                                     ------------------
Research and development expense ..................         $   145
Selling, general and administrative ...............           2,890
Amortization of amounts previously capitalized
   to inventory ...................................             --
                                                             ------
Total employee stock based compensation expense ...           3,035
Tax benefit related to employee stock based
   compensation expense ...........................            (951)
                                                             ------
Net effect on net income ..........................          $2,084

Effect on earnings per share:
     Basic ........................................         $  0.07
     Diluted ......................................         $  0.06

For the three months ended March 31, 2006, the Company also capitalized $105,000 of stock based compensation costs in inventory based on the underlying employees receiving the awards.

Stock Options

The following is a summary of stock option activity for the three month period ended March 31, 2006 (shares in thousands):

                                                             Wtd. Avg.
                                                     Wtd.    Remaining
                                                     Avg.   Contractual    Aggregate
                                         Stock       Ex.       Term        Intrinsic
                                        Options     Price      Years         Value
                                       ---------   -------    -------       -------
Outstanding, December 31, 2005 ........   4,001    $ 27.50
Granted ...............................      46      35.31
Exercised .............................    (251)     20.80
Cancelled .............................     (23)     32.10
                                        ---------  -------
Outstanding, March 31, 2006 ...........   3,773    $ 28.01      4.6     $48.9 million

Options exercisable at March 31, 2006..   1,989    $ 23.98      3.6     $33.8 million

The intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $4.5 million and $3.3 million, respectively. The weighted-average per share fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $15.04 and $15.43, respectively.

As of March 31, 2006, there was approximately $23.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately
2.8 years.

The fair value of options granted prior to October 1, 2004 was calculated using the Black-Scholes model, while the fair value of options granted on or after October 1, 2004 was calculated using the binomial distribution model. Expected volatilities are based on historical volatility of the Company's stock price with forward looking assumptions. The expected life of stock options is estimated based on historical data on exercises of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The Company used the following weighted-average assumptions to calculate the fair value for stock options granted during the following periods:

                                                      Three Months Ended
                                                   March 31,      March 31,
                                                     2006            2005
                                                   ---------      ---------
Dividend yield ..................................        0%             0%
Expected volatility .............................       43%            43%
Risk free interest rate .........................      4.3%           3.5%
Expected life of option from grant date ......... 5.4 years      5.1 years

The Company received $5.0 million and $2.3 million from stock option exercises for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock Awards and Restricted Stock Unit Awards

The following is a summary of restricted stock awards and restricted stock unit awards activity for the three month period ended March 31, 2006 (shares in thousands):

                                        Restricted Stock          Restricted Stock
                                             Awards                 Unit Awards
                                     ----------------------    ----------------------
                                                Wtd. Avg.                 Wtd. Avg.
                                                Fair Value                Fair Value
                                      Shares    Per  Share      Shares    Per  Share
                                     --------  ------------    --------  ------------
Unvested, December 31, 2005 ........      19       $ 35.08          --           --
Grants .............................      58         36.16         216      $ 35.40
Vested .............................      --           --           --           --
Cancellations ......................      --           --           --           --
                                     --------  ------------    --------  ------------
Unvested, March 31, 2006 ...........      77       $ 35.89         216      $ 35.40

Certain restricted stock unit awards have performance features associated with them. Subsequent to meeting applicable performance criteria, restricted stock unit awards generally have requisite service periods of three years. The fair value of restricted stock and restricted stock unit awards is being expensed on a straight-line basis over the vesting period. As of March 31, 2006, there was approximately $9.5 million of total unrecognized compensation costs related to unvested restricted stock and restricted stock unit awards. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years. The Company did not grant any restricted stock awards or restricted stock unit awards during the three months ended March 31, 2005.

The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock based compensation obligations. However, the Company has a practice of repurchasing shares, from time to time, in the open market to satisfy such obligations.

The Company also maintains an Employee Stock Purchase Plan (the ESPP), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP was amended in 2005 to eliminate the look-back option and to reduce the discount available to participants to five percent. Accordingly, the ESPP is a non-compensatory plan under Statement 123(R).

7.  RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plant located in Andover, United Kingdom and its former manufacturing plant in Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts:

                                                          Three Months Ended
                                                              March 31
                                                            2006      2005
                                                           ------    ------
                                                            (in thousands)
              Service cost ..........................    $   46    $   61
              Interest cost .........................       125       103
              Expected return on plan assets ........      (109)      (86)
              Recognized net actuarial loss .........        48        35
                                                           ------   ------
                 Net periodic benefit cost ..........    $  110    $  113

The Company made $60,000 and $41,000 of contributions to its defined benefit pension plans for the three months ended March 31, 2006 and 2005, respectively.

8. COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2006       2005
                                                         --------   --------
                                                            (in thousands)
   Net income ........................................   $ 8,705    $ 8,443
   Foreign currency translation adjustment ...........     1,637     (4,256)
   Minimum pension liability adjustment, net of tax ..        --         --
   Realized losses on available-for-sale
        investments, net of tax ......................        60         --
   Unrealized holding gains (losses) on
        available-for-sale securities, net of tax ....       166       (455)
                                                         --------   --------
   Comprehensive income ..............................   $10,568    $ 3,732
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

9.  NET INCOME PER SHARE

Basic and diluted net income per share was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2006        2005
                                                     --------    --------
                                                     (In thousands, except
                                                       per share amounts)
Basic net income  per share:
----------------------------
Net income ........................................  $  8,705    $  8,443

Weighted average common shares outstanding ........    29,585      30,561

Basic net income per share ........................  $   0.29    $   0.28

Diluted net income per share:
-----------------------------
Net income ........................................  $  8,705    $  8,443
Add back: Interest expense and other
          income/(expense) related to convertible
          notes payable, net of tax ...............       813         544
                                                     --------    --------
Net income available to common stock ..............  $  9,518    $  8,987

Weighted average common shares outstanding - Basic     29,585      30,561
Effect of dilutive securities:
   Stock options and restricted stock .............       729       1,069
   Shares issuable upon conversion of notes payable     3,514       3,514
                                                     --------    --------
Weighted average common shares for diluted
   earnings per share .............................    33,828      35,144

Diluted net income per share ......................  $   0.28    $   0.26

Options outstanding at March 31, 2006 and 2005 to purchase approximately 1.9 million shares and 42,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended March 31, 2006 and 2005 because their effects would be anti-dilutive.

10. SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neurosurgery, reconstructive surgery and general surgery.

In the first quarter ended March 31, 2006, the Company revised the manner in which it presents its revenues. The Company now presents its revenues in two categories: Neurosurgical/Orthopedic Implants and Medical/Surgical Equipment. This change better aligns our product categories by functional product characteristic and intended use. Our revenues were as follows:

                                  Three Months
                                 Ended March 31,
                               2006           2005
                              ------         ------
                                 ($ in thousands)
 Revenue:
 Neuro/Ortho Implants ...... $36,746        $31,384
 MedSurg Equipment .........  40,389         34,455
                              ------         ------
 Total Revenue ............. $77,135        $65,839

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 30% of total revenues in each of the three-month periods ended March 31, 2006 and 2005. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Total revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                            (in thousands)

Three months ended Mar 31, 2006 .... $ 57,238    $ 14,375    $  2,796    $  2,726    $ 77,135
Three months ended Mar 31, 2005 ....   47,367      12,762       3,048       2,662      65,839

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

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court will review the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court is scheduled for June 2006.

Further enforcement of the Trail Court's order has been stayed. The Company has not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

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

12. SUBSEQUENT EVENT

In April, 2006, the Company signed a definitive agreement to acquire the shares of Miltex Holdings, Inc. ("Miltex") for approximately $101 million in cash, subject to certain adjustments. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Its distribution network and service management team is recognized for providing the industry's highest levels of customer service. Miltex generated revenues of $62 million for the year ending December 31, 2005.

Miltex sells the Miltex(R), Meisterhand, Vantage, Moyco, Union Broach, and Thompson products in over 65 countries, using a network of independent distributors. Integra will acquire Miltex's manufacturing and distribution facility in York, Pennsylvania, which employs approximately 200 employees. Miltex also operates a leased facility in Tuttlingen, Germany, where Miltex's staff coordinates design, production and delivery of instruments. After closing, Miltex will continue to manufacture and ship its products from York, Pennsylvania.

Completion of the transaction is subject to customary closing conditions, regulatory approvals and expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading "Risk Factors".

You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for the use of certain non-GAAP financial information. In Management's Discussion and Analysis of Financial Condition and Results of Operations, we provide information regarding growth in product revenues excluding recently acquired product lines and changes in foreign currency exchange rates, which is a non-GAAP financial measure. A reconciliation of this non-GAAP financial measure to the most comparable GAAP measure is provided in this quarterly report on Form 10-Q.

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

In the first quarter ended March 31, 2006, we revised the manner in which we present our revenues. This change better aligns our product categories by functional product characteristic and intended use. We now present revenues in two categories: Neurosurgical/Orthopedic Implants and Medical/Surgical Equipment. Our Neuro/Ortho Implants product group includes dural grafts that are indicated for the repair of the dura mater, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our MedSurg Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain.

We manufacture many of our products in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also manufacture the ultrasonic surgical instruments and source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and manufacture these products primarily in our facility in Plainsboro, New Jersey. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 30% of total revenues in each of the three-month periods ended March 31, 2006 and 2005. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment - the development, manufacturing and distribution of medical devices.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth, derived through acquisitions and products developed internally, gross margins on total revenues, which we aim to increase to more than 65% over a period of several years, operating margins, which we aim to continually expand on as we leverage our existing infrastructure, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three months ended March 31, 2006 not directly comparable to those of the corresponding prior year period. Since the beginning of 2005, we have acquired the following businesses:

On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $2.1 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image guided surgery system.

Tyco Healthcare sold Radionics products in over 75 countries, using a network of independent distributors in the United States and both independent distributors and Tyco Healthcare affiliates internationally. We are using distributors in many of the markets in which Tyco Healthcare sold direct. As a result, we expect that revenue and pre-tax income attributable to the acquired product lines will be reduced from the 2005 levels recognized by Tyco. In addition, because the CUSA Excel ultrasonic aspiration system competes with our existing line of ultrasonic surgery systems, our sales force may, in some situations, sell the CUSA system in lieu of our existing ultrasonic aspirator products. Overall, the acquired business has been growing at rates below our corporate growth rate targets.

In January 2005, we acquired all of the outstanding capital stock of Newdeal Technologies SAS ("Newdeal Technologies") for $51.9 million in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and

$0.8 million of acquisition related expenses. Additionally, we agreed to pay the sellers up to an additional 1.3 million euros if the sellers continue their employment with us through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.

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

RESULTS OF OPERATIONS

In June 2005, we announced plans to restructure our European operations. The restructuring plan included closing our Integra ME production facility in Tuttlingen, Germany and reducing various positions in our production facility located in Biot, France, both of which were substantially completed in December 2005. We transitioned the manufacturing operations of Integra ME to our production facility in Andover, UK. We also eliminated some duplicative sales and marketing positions, primarily in Europe. Approximately 69 individuals were identified for termination under the European restructuring plan. As of March 31, 2006, we terminated 67 of these individuals.

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant and we continue to transfer certain assembly, processing and packaging operations to our San Diego and Puerto Rico facilities. During the three months ended March 31, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company expects to terminate approximately ten additional employees in 2006 in connection with this transfer.

In connection with these restructuring activities, we recorded employee termination costs of $124,000 during the quarter ended March 31, 2006.

While we expect a positive impact of the restructuring and integration activities, such results remain uncertain. We expect to reinvest most of the savings from these restructuring and integration activities in further expanding our European sales, marketing and distribution organization, and adding the Radionics business to our existing sales and distribution network.

Net income for the three months ended March 31, 2006 was $8.7 million, or $0.28 per diluted share, as compared to a net income of $8.4 million, or $0.26 per diluted share, for the three months ended March 31, 2005.

These amounts include the following charges:

                                                    Three Months Ended
                                                         March 31,
 (in thousands)                                      2006        2005
                                                    ------      ------
Employee termination and related costs ........... $   213     $    --
Inventory fair market value purchase accounting
    adjustments ..................................     464         269
Facility consolidation, acquisition integration,
      manufacturing transfer, enterprise business
      system integration, and related costs ......     518         517
                                                    ------      ------
   Total                                           $ 1,195     $   786

Of these amounts, $1.1 million and $269,000 was charged to cost of product revenues in the three month periods ended March 31, 2006 and 2005, respectively. The remaining amounts were primarily charged to selling, general and administrative expenses.

We believe that, given our ongoing, active strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, charges similar to those discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations.

 We estimate that the costs of completing these ongoing and other restructuring activities, including the integration of the recently acquired Radionics business and additional systems integrations, along with additional fair market value purchase accounting inventory costs will be approximately $5.0 million in the aggregate in 2006.

Net income for the three months ended March 31, 2006 also includes approximately $2.1 million, net of tax, of stock based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards No 123(R) "Shared Based Payment".


Revenues and Gross Margin on Product Revenues

                                                    Three Months Ended
                                                        March 31,
 (in thousands)                                      2006        2005
                                                   --------    --------
Neuro/Ortho Implants ............................  $ 36,746    $ 31,384
MedSurg Equipment ...............................    40,389      34,455
                                                   --------    --------
Total revenue ...................................  $ 77,135    $ 65,839

Cost of product revenues ........................    27,937      24,496

Gross margin on total revenues ..................    49,198      41,343
Gross margin as a percentage of total revenues ..       64%         63%

For the quarter ended March 31, 2006, total revenues increased 17% over the prior year period to $77.1 million. Domestic revenues increased $9.9 million to $57.2 million, or 74% of total revenues, as compared to 72% of revenues in the quarter ended March 31, 2005.

In the Neuro/Ortho Implants category, sales of our Reconstructive Surgery implant products grew particularly well. Strong growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(TM) dermal repair products and sales of Newdeal products for the foot and ankle accounted for much of the increase in implant product revenues. INTEGRA(TM) dermal repair product revenues increased approximately 39% over the first quarter of 2005, nerve repair product revenues increased by 42%, and our Newdeal foot and ankle products increased approximately 24%.

Our DuraGen(R) family of duraplasty products continued to grow modestly, which partially offset the fast growth in Reconstructive Surgery. Sales of the DuraGen Plus(TM) and Suturable DuraGen(TM) Dural Regeneration products led the growth in sales of this group of products. Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and of the dental products we supply to Zimmer, also contributed to the growth in implant revenues.

In the MedSurg Equipment category, increased sales of our JARIT(R) surgical instrument lines, our Selector(R) and Dissectron(R) Ultrasonic Aspirator products and sales of the recently acquired Radionics products provided the year-over-year growth in equipment product revenues for the first quarter. Sales of Radionics products contributed $3.4 million in the quarter.

Excluding the recently acquired Radionics product lines and changes in foreign currency exchange rates, first quarter 2006 revenues increased by $9.1 million, or 14%, over the prior-year period, as set forth below. Changes in foreign currency exchange rates had a negative impact of $1.3 million on our quarterly year-over-year revenue growth.

                                                    Quarter Ended        Increase
                                                      March 31,         (Decrease)
                                                 2006         2005       $       %
                                               --------     --------  -------  -----
                                                       ($ in thousands)
     Total revenues, as reported ............. $ 77,135     $ 65,839  $11,296    17%
     Less: Revenues of product lines acquired
                since the beginning of the
                first quarter of 2006 ........    3,415          --     3,415    N/M
     Plus: Impact of changes in foreign
                currency exchange rates ......    1,260          --     1,260    N/M
                                               --------     --------  -------  -----
     Revenues excluding recently acquired
                product lines and changes
                in foreign currency
                exchange rates ............... $ 74,980     $ 65,839  $ 9,141    14%

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

In the first quarter of 2006, we revised our presentation of cost of product revenues to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $364,000 for the three month period ended March 31, 2005.

Gross margin on total revenues in the first quarter of 2006 was 64%. Although we had strong sales growth in higher gross margin products, we recognized $464,000 in inventory fair value purchase accounting adjustments from the Radionics acquisition as the products were sold and $590,000 in restructuring and manufacturing transfer and systems integration costs. These charges negatively affected our gross margin by approximately 1%. We recognized the impact of $269,000 of inventory fair value purchase accounting adjustments in the first quarter of 2005.

We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues. Also, we now invoice hospital customers directly for sales of JARIT instruments rather than distributors. This has resulted in increased product revenues as a result of higher selling prices, a higher gross margin, but also increased selling expenses from commissions paid to distributors. We anticipate that the relatively lower gross margin generated from sales of Radionics products will offset some of these benefits.

Other Operating Expenses:

The following is a summary of other operating expenses as a percent of total revenues:

                                                                     Three Months Ended
                                                                           March 31,
      (in thousands)                                                   2006        2005
                                                                     ------      ------
     Research and development ...............................            4%         5%
     Selling, general and administrative ....................           40%        36%
     Total other operating expenses .........................           46%        43%

Total other operating expenses, which consists of research and development expense, selling, general and administrative expense and amortization expense, increased $7.2 million, or 25%, to $35.6 million in the first quarter of 2006, compared to $28.4 million in the first quarter of 2005. The increase is primarily related to a $3.0 million stock based compensation expense associated with the adoption of Statement 123(R) (the majority of which is included in selling, general and administrative expense), higher commission expenses associated with the JARIT distributor network, and the continued build out of our direct sales and marketing organizations around all three direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses.

Research and development expenses in the first quarter of 2006 included $145,000 of stock based compensation expenses associated with the adoption of Statement 123(R). Our research and development efforts in 2006 are expected to be focused on clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product, and development of a next-generation ultrasonic aspirator system.

Selling, general, and administrative expenses increased $7.2 million, or 30%, as compared to the prior year period to $31.1 million. This increase is primarily related to a $2.9 million stock based compensation expense associated with the adoption of Statement 123(R) and higher commission expenses associated with the JARIT direct bill initiative. We also continued to build out our direct sales and marketing organizations around all three direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of a new enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect that we will continue to incur costs related to these activities during the remainder of 2006 and 2007 as we complete these ongoing activities.

Amortization expense increased in the first quarter of 2006 as a result of amortization of intangible assets from the Radionics acquisition.

Non-Operating Income and Expenses

Interest expense is related to the $120 million of 2 1/2% contingent convertible subordinated notes that we have outstanding and a related interest rate swap agreement and interest on the used and unused portion of the $200 million senior secured credit facility that we established in December 2005. The increase in interest expense in the first quarter of 2006 is primarily related to an increase in the variable rate that we pay on our $50 million interest rate swap, an increase in the valuation of the contingent interest obligation associated with our contingent convertible notes, and interest associated with the credit facility that was established in December 2005.

We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the first quarter of 2006, the changes in the estimated fair value of the contingent interest obligation increased interest expense by $233,000. In the first quarter of 2005, the change was minimal.

We have an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended March 31, 2006 was $210,000. Interest expense for the three months ended March 31, 2005 included an insignificant benefit associated with the interest rate swap.

For the three-month period ended March 31, 2006, the net fair value of the interest rate swap increased $154,000 to $2.2 million, and the fair value amount is included in other liabilities. In connection with this fair value hedge transaction, during the first quarter of 2006 we recorded a $195,000 decrease in the carrying value of our convertible notes. During the three months ended March 31, 2005, the net fair value of the interest rate swap increased $755,000 to $2.1 million, and the carrying value of our convertible notes increased by $787,000. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income/(expense), net.

Our reported interest expense for the three month periods ended March 31, 2006 and 2005, respectively, includes $259,000 and $202,000 of non-cash amortization of debt issuance costs. Debt issuance costs totaled $5.2 million and are being amortized using the straight-line method over the five-year term of the notes and credit facility.

Our income tax expense was $4.3 million and $4.4 million for the three month periods ended March 31, 2006 and 2005, respectively. The overall effective tax rate for the three months ended March 31, 2006 and 2005 was 33.0% and 34.5%, respectively. The decrease in the effective income tax rate in 2006 was primarily due to a continued favorable impact of various planning and reorganization initiatives, a change in the geographic mix of earnings and losses and our realization of additional deductions related to qualified production activities income provided for under the American Jobs Creation Act of 2004.

In 2006, we expect to use all of our remaining unrestricted and current year allowable acquired net operating loss carryforwards to offset 2006 taxable income. At March 31, 2006, several of our subsidiaries had unused net operating loss carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses.

Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.


INTERNATIONAL PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below:

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
                                                           (in thousands)
Three months ended Mar 31, 2006 .... $ 57,238    $ 14,375    $  2,796    $  2,726    $ 77,135
Three months ended Mar 31, 2005 ....   47,367      12,762       3,048       2,662      65,839

For the three months ended March 31, 2006, revenues from customers outside the United States totaled $19.9 million, or 26% of total revenues, of which approximately 72% were to European customers. Revenues from customers outside the United States included $14.7 million of revenues generated in foreign currencies.

In the three months ending March 31, 2005, revenues from customers outside the United States totaled $18.5 million, or 28% of total revenues, of which approximately 69% were from European customers. Revenues from customers outside the United States included $14.3 million of revenues generated in foreign currencies.

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the first quarter of 2006, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2006, we had cash, cash equivalents and current and non-current investments totaling approximately $97.9 million. Our investments consist almost entirely of highly liquid, interest bearing-debt securities.

At March 31, 2006 , we had $3.5 million of cash pledged as collateral in connection with our interest rate swap agreement.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $56.8 million for the year ended December 31, 2005 and $10.9 million for the three months ended March 31, 2006. Operating cash flows for the three months ended March 31, 2005 were $13.2 million. Cash flows in the first quarter of 2006 were negatively affected by investments in working capital made in connection with the Radionics acquisition.

Our principal use of funds during the three month period ended March 31, 2006 was $75.8 million for acquisition consideration. We received $21.0 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $10.9 million in operating cash flows for the three months ended March 31, 2006, we received $5.0 million from the issuance of common stock through the exercise of stock options during the period and $16.0 million from borrowings under our credit facility.

Working Capital

At March 31, 2006 and December 31, 2005, working capital was $189.1 million and $234.7 million, respectively. The decrease in working capital is primarily related to the use of $75.8 million for acquisition consideration in the first quarter of 2006. Working capital does not include the $11.7 million and $16.2 million of marketable securities classified as non-current at March 31, 2006 and December 31, 2005, respectively.

Convertible Debt and Related Hedging Activities

We pay interest on our contingent convertible subordinated notes at an annual rate of 2 1/2% each September 15th and March 15th. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes into shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of March 31, 2006, our stock price exceeded $37.56 and no convertible notes have been converted in common stock.

The notes are general, unsecured obligations of Integra and are subordinate to any senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

We entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. See "- Results of Operations - Non-Operating Income and Expenses." We receive a 2 1/2% fixed rate from the counterparty and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points. Our effective interest rate on the hedged portion of the notes was 4.2% as of March 31, 2006.

Share Repurchase Plan

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006 and terminated our prior repurchase program. Shares may be purchased either in the open market or in privately negotiated transactions.

No repurchase of our common stock was made during the quarter ended March 31, 2006 under this program nor our prior repurchase program.

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

Requirements and Capital Resources

In April 2006, we signed a definitive agreement to acquire the shares of Miltex Holdings, Inc. for approximately $101 million in cash, subject to certain adjustments. Given our current levels of cash and marketable securities on hand, we expect to finance a portion of this acquisition using the credit facility that we established in December 2005.

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

The indebtedness under the credit facility is guaranteed by all but one of the Company's domestic subsidiaries. The Company's obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company's and the guarantors' other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

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

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company's and its subsidiaries' ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. As March 31, 2006, we were in compliance with our financial covenants.

In March 2006, we borrowed $16.0 million under the credit facility in connection with the acquisition of Radionics under a 30 day borrowing of 5.89% per annum.

Contractual Obligations and Commitments

Under certain agreements, we are required to make payments based on sales levels of certain products or if specific development milestones are achieved.

OTHER MATTERS

Critical Accounting Estimates

The critical accounting estimates included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

Accounting for Stock Based Compensation Arrangements

We adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), the Company began expensing stock options in the 2006 first quarter using the fair value method prescribed by Statement 123(R). Stock based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. Our income before income taxes and net income for the three months ended March 31, 2006 were $3.0 million and $2.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25.

We recognize stock based compensation expense in the consolidated statement of operations based on the awards that are expected to vest. Accordingly, we have adjusted stock based compensation expense to reflect estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

Statement 123(R) supercedes our previous accounting under Accounting Principals Boards Opinion No. 25 "Accounting for Stock Issued to Employees" for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance in applying the provisions of Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R).

Our condensed consolidated statement of operations for the three months ended March 31, 2006, includes compensation expense related to (i) stock based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant date fair values estimated in accordance with the proforma provisions of Statement of Financial Accounting Standards Statement No 123 "Accounting for Stock Based Compensation", and (ii) stock based awards granted in 2006, based on grant-date fair values estimated in accordance with Statement 123(R).

We calculate the fair value of our restricted stock awards and restricted stock unit awards based on the closing market price of our common stock on the date of the grant. We calculated the fair value of options granted prior to October 1, 2004 using the Black-Scholes model, while we calculate the fair value of options granted on or after October 1, 2004 using the binomial distribution model. These models include assumptions regarding the expected term of our option awards, expected future volatility in the market price of our common stock, future risk-free interest rates, and future dividends, if any, on our common stock. We believe that the binomial distribution model is better than the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.

The assumptions used in calculating the fair value of stock based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock based awards, our stock based compensation expense in the future could be materially different from that reported for the three months ended March 31, 2006 or proforma amounts reported for periods prior to January 1, 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock based compensation expense recognized in future periods will be affected.


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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at March 31, 2006 would increase or decrease interest income by approximately $1.0 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At March 31, 2006, we had outstanding a $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." At March 31, 2006, the net fair value of the interest rate swap approximated $2.2 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2000, a jury returned a unanimous verdict in our favor and awarded Integra $15.0 million in damages, finding that Merck KGaA had willfully infringed and induced the infringement of our patents. The Trial Court dismissed Scripps and Dr. Cheresh from the case.

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

Merck KGaA and we each appealed various decisions of the Trial Court to the United States Court of Appeals for the Federal Circuit (the "Circuit Court"). In June 2003, the Circuit Court affirmed the Trial Court's finding that Merck KGaA had infringed our patents. The Circuit Court also held that the basis of the jury's calculation of damages was not clear from the trial record, and remanded the case to the Trial Court for further factual development and a new calculation of damages consistent with the Circuit Court's decision. In September 2004, the Trial Court ordered Merck KgaA to pay Integra $6.4 million in damages following the Circuit Court's order. Merck KGaA filed a writ of certiorari with the United States Supreme Court seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court will review the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court is scheduled for June 2006.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than the modifications to two risks factors as set forth below.

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

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Aesculap division of B. Braun Medical Inc. and Stryker Corporation. In addition, many of our product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in reconstructive surgery include LifeCell Corporation, Organogenesis Inc., Wright Medical Group, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation. Some of these are major orthopedic companies that carry a full line of reconstructive products. Our private label products face diverse and broad competition, depending on the market that an individual product addresses. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device, rather than any particular product, such as autograft tissue as an alternative for our dermal regeneration products, our duraplasty products and our nerve repair products.

If Any Of Our Manufacturing Facilities Were Damaged And/Or Our Manufacturing Or Business Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Seriously Harmed.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility that manufactures our Camino(R) and Ventrix(R) catheter product lines is as susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006 and terminated our prior repurchase program. Shares may be purchased either in the open market or in privately negotiated transactions.

No repurchase of our common stock was made during the quarter ended March 31, 2006 under this program nor our prior repurchase program.


ITEM 6. EXHIBITS

4.1 First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  2005)

10.1 Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.2 Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.3 Employment Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.4 Performance Stock Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.5 Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006)

10.6 Form of Restricted Stock Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2006)

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION




Date:  May 10, 2006           /s/  Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer

Date:  May 10, 2006           /s/ Maureen B. Bellantoni
                              -------------------
                              Maureen B. Bellantoni
                              Executive Vice President and Chief
                              Financial Officer

EXHIBITS

4.1 First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  2005)

10.1 Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.2 Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.3 Employment Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to
                  Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.4 Performance Stock Agreement by and between Maureen Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

10.5 Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006)

10.6 Form of Restricted Stock Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2006)

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