Form 10-Q/A
period 2006-07-06
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2006-07-06
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                                EXPLANATORY NOTE

On May 10, 2006, the Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 with the Securities and Exchange Commission. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 contained an incorrect reference to the filing. The Company hereby files this Amendment No. 1 on Form 10-Q/A, which includes the new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, to correct this error. This amendment speaks as of the date of the original report and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

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

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION




Date:  July 6, 2006           /s/  Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer

Date:  July 6, 2006           /s/ Maureen B. Bellantoni
                              -------------------
                              Maureen B. Bellantoni
                              Executive Vice President and Chief
                              Financial Officer

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