Form 10-Q
period 2006-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2006-08-09
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

The number of shares of the registrant's Common Stock outstanding as of August 4, 2006 was 28,362,001.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations for the three
  months ended and six months ended June 30, 2006 and 2005 (Unaudited)    2

Condensed Consolidated Balance Sheets as of June 30, 2006
  and December 31, 2005 (Unaudited)                                       3

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2006 and 2005 (Unaudited)                                  4

Notes to Unaudited Condensed Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     28

Item 4.   Controls and Procedures                                        29


PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                              30

Item 1A.  Risk Factors                                                   31

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    34

Item 4.   Submission of Matters to a Vote of Security Holders            35

Item 6.   Exhibits                                                       36


SIGNATURES                                                               37

EXHIBITS                                                                 38

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
 (In thousands, except per share amounts)

                                          Three Months Ended                   Six Months Ended
                                               June 30,                           June 30,
                                         ----------------------               ------------------
                                          2006             2005           2006            2005
                                          ----             ----           ----            ----
TOTAL REVENUE ........................  $100,121         $69,778       $177,256        $135,617
COSTS AND EXPENSES
Cost of product revenues .............    41,373          27,518         69,310          52,029
Research and development .............     6,354           2,787          9,527           6,146
Selling, general and administrative ..    37,219          26,041         68,339          49,957
Intangible asset amortization ........     2,017           1,289          3,298           2,385
                                        --------        --------       --------        --------
   Total costs and expenses ..........    86,963          57,635        150,474         110,517

Operating income .....................    13,158          12,143         26,782          25,100

Interest income ......................       594             907          1,618           1,861
Interest expense .....................    (2,073)           (822)        (3,755)         (1,749)
Other income (expense), net ..........       (99)           (541)           (67)           (634)
                                        --------        --------       --------        --------
Income before income taxes ...........    11,580          11,687         24,578          24,578

Income tax expense ...................     3,603           4,032          7,896           8,480
                                        --------        --------       --------        --------
Net income ...........................  $  7,977         $ 7,655       $ 16,682        $ 16,098
                                        ========        ========       ========        ========

Basic net income per share ...........  $   0.27         $  0.25       $   0.56        $  0.53
Diluted net income per share .........  $   0.26         $  0.23       $   0.54        $  0.49

Weighted average common shares outstanding:
      Basic ..........................    29,592          30,401          29,589         30,481
      Diluted ........................    33,804          34,739          33,816         34,941




The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
(In thousands, except per share amounts)

                                                              June 30,      December 31,
                                                                2006            2005
                                                            ------------    ------------
 ASSETS
 Current Assets:
   Cash and cash equivalents ...............................  $  27,533       $  46,889
   Short-term investments ..................................      6,417          80,327
   Accounts receivable, net of allowances of
       $4,577 and $3,508....................................     74,135          49,007
   Inventories, net ........................................     92,981          67,476
   Deferred tax assets .....................................     12,793          10,842
   Prepaid expenses and other current assets ...............     12,604          11,411
                                                              ---------       ---------
       Total current assets ................................    226,463         265,952

 Non-current investments ...................................      9,693          16,168
 Property, plant, and equipment, net .......................     35,791          27,451
 Identifiable intangible assets, net .......................    140,552          64,569
 Goodwill...................................................    147,316          68,364
 Other assets ..............................................      6,404           5,928
                                                              ---------       ---------
 Total assets ..............................................  $ 566,219       $ 448,432
                                                              =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Borrowings under senior credit facility .................  $  64,000       $      --
   Accounts payable, trade .................................     16,192           8,978
   Income taxes payable ....................................         --             715
   Deferred revenue ........................................      8,280              88
   Accrued expenses and other current liabilities ..........     25,147          21,506
                                                              ---------       ---------
       Total current liabilities ...........................    113,619          31,287

 Long-term debt ............................................    118,112         118,378
 Deferred tax liabilities ..................................     14,905           2,520
 Other liabilities .........................................      7,537           6,429
                                                              ---------       ---------
 Total liabilities .........................................    254,173         158,614

 Commitments and contingencies (see Footnote 11)                     --              --

 Stockholders' Equity:
   Common stock; $0.01 par value; 60,000 authorized shares;
     31,066 and 29,823 issued at June 30, 2006 and
     December 31, 2005, respectively .......................        311             298
   Additional paid-in capital ..............................    347,479         333,179
   Treasury stock, at cost; 2,769 and 2,368 shares at
     June 30, 2006 and December 31, 2005, respectively......    (91,002)        (75,815)
   Accumulated other comprehensive income (loss):
      Unrealized loss on available-for-sale securities,
          net of tax .......................................       (285)           (801)
      Foreign currency translation adjustment ..............      3,698          (2,300)
      Minimum pension liability adjustment, net of tax .....     (1,766)         (1,672)
   Retained earnings .......................................     53,611          36,929
                                                              ---------       ---------
     Total stockholders' equity ............................    312,046         289,818
                                                              ---------       ---------
  Total liabilities and stockholders' equity ...............  $ 566,219       $ 448,432
                                                              =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)
                                                                     Six Months Ended June 30,
                                                                       2006              2005
                                                                       ----              ----
OPERATING ACTIVITIES:

Net income ......................................................   $ 16,682          $16,098
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization ................................      7,727            5,751
   Deferred income tax provision ................................      1,015            6,304
   Amortization of discount/premium on investments ..............        358            1,064
   Loss on sale of investments ..................................        390               24
   Impairment of fixed assets....................................        352               --
   Share-based compensation .....................................      6,473               39
   Excess tax benefits from stock-based compensation arrangements       (665)              --
   Other, net ...................................................        686              178
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ........................................    (18,578)           3,596
     Inventories ................................................      1,078          (11,085)
     Prepaid expenses and other current assets ..................       (892)           1,610
     Other non-current assets ...................................       (507)             104
     Accounts payable, accrued expenses and other liabilities....      6,022            7,011
     Income taxes payable........................................       (250)          (1,149)
     Deferred revenue ...........................................      6,436              (55)
                                                                    --------         --------
Net cash provided by operating activities .......................     26,327           29,490
                                                                    --------         --------

INVESTING ACTIVITIES:

Cash used in business acquisitions, net of cash acquired ........   (179,568)         (50,099)
Proceeds from the sales/maturities of investments ...............     93,505           21,077
Purchases of available-for-sale investments .....................    (13,075)         (15,000)
Purchases of property and equipment .............................     (3,619)          (4,825)
                                                                    --------         --------
Net cash used in investing activities ...........................   (102,757)         (48,847)
                                                                    --------         --------

FINANCING ACTIVITIES:

Borrowings under senior credit facility .........................     90,000               --
Repayment of loans ..............................................    (26,037)             (49)
Proceeds from exercised stock options ...........................      7,064            3,878
Excess tax benefits from stock-based compensation arrangements ..        665               --
Purchases of treasury stock .....................................    (15,187)         (24,650)
                                                                    --------          --------
Net cash provided by (used in) financing activities .............     56,505          (20,821)
                                                                    --------          --------

Effect of exchange rate changes on cash and cash equivalents.....        569             (657)

Net decrease in cash and cash equivalents .......................    (19,356)         (40,835)

Cash and cash equivalents at beginning of period ................     46,889           69,855
                                                                    --------         --------

Cash and cash equivalents at end of period ......................   $ 27,533         $ 29,020
                                                                    ========         ========

Supplemental cash flow information:
-----------------------------------
At June 30, 2006 and 2005, the Company had $3.5 million and $3.4 million, respectively, of cash pledged as collateral in connection with its interest rate swap agreement.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

General

In the opinion of management, the June 30, 2006 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K. The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, fair value estimates of stock-based compensation awards, valuation allowances recorded against deferred tax assets, estimates of amounts to be paid to employees and other exit costs to be incurred in connection with the restructuring of our operations and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We revised our presentation of cost of product revenues in 2006 to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $379,000 and $758,000 for the three and six-month periods ended June 30, 2005, respectively.

Recently Adopted Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), the Company began expensing stock options in the 2006 first quarter using the fair value method prescribed by Statement 123(R). Stock-based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. The Company's income before income taxes and net income for the six months ended June 30, 2006 were $6.5 million and $4.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25.

The Company recognizes stock-based compensation expense in the consolidated statement of operations based on the awards that are expected to vest. Accordingly, the Company's recognized stock-based compensation expense is net of the impact of estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience.

Statement 123(R) supercedes the Company's previous accounting under Accounting Principals Boards Opinion No. 25 "Accounting for Stock Issued to Employees" for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance in applying the provisions of Statement 123(R). The

Company has applied the provisions of SAB 107 in its adoption of Statement 123(R). Had compensation cost for the Company's stock option plans been determined based on the fair value of the award at the grant date consistent with Statement 123, the Company's net income and basic and diluted net income per share for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share amounts):

                                                             Three Months Ended  Six Months Ended
                                                               June 30, 2005      June 30, 2005
                                                             ------------------  ----------------
         Net income, as reported ...............................        $7,655        $16,098
         Add back: Total stock-based employee compensation
                   expense determined under the intrinsic
                   value-based method for all awards, net
                   of related tax effects .....................            --              --
         Less:     Total stock-based employee compensation
                   expense determined under the fair
                   value-based method for all awards, net
                   of related tax effects .....................         (1,733)        (3,463)
                                                                       --------       --------
            Pro forma .........................................       $  5,922        $12,635

         Net income per share:
            Basic:
            As reported .......................................        $  0.25        $  0.53
            Pro forma .........................................        $  0.19        $  0.41

            Diluted:
            As reported .......................................        $  0.23        $  0.49
            Pro forma .........................................        $  0.19        $  0.39

Statement 123(R) did not change the accounting for stock-based awards granted to non-employees.

Recently Issued Accounting Standards and Other Matters

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognition in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The provisions of FIN 48 are effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.

 2. BUSINESS ACQUISITIONS

Radionics

On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $2.7 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image-guided surgery system.

The following summarizes the allocation of the Radionics purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory ............................        $ 8,201
Property, plant and equipment ........          1,365    Wtd. Avg. Life
Intangible assets:                                       --------------
   Tradename .........................         18,100       Indefinite
   Customer relationships ............         20,900        7 years
   Technology ........................         10,000       10 years
Goodwill .............................         20,604
Other assets .........................             72
                                              -------
   Total assets acquired .............         79,242

Accrued expenses and other current
   liabilities .......................            425
Deferred revenue .....................          1,605
   Total liabilities assumed .........          2,030
                                              -------
Net assets acquired ..................        $77,212
                                              =======

The fair value of assets acquired was determined by management with the assistance of a third-party valuation firm. Certain adjustments were finalized in the second quarter of 2006 relating to the Radionics valuation, which primarily resulted in an increase to intangible assets and a reduction in goodwill of $4 million. The adjustment was related to the finalization of certain assumptions in the valuation of identifiable intangible assets. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Radionics' ultrasonic aspirator product line and Integra's ultrasonic aspirator product lines. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes.

Miltex

On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. ("Miltex") for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.2 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex(R), Meisterhand(R), Vantage(R), Moyco(R), Union Broach(R), and Thompson(R) trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex's staff coordinates design, production and delivery of instruments.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory .................................  $ 17,135
Property, plant and equipment .............     6,717
Other current assets ......................     9,707
                                                          Wtd. Avg. Life
Intangible assets:                                        --------------
   Customer relationships .................    15,000       15 years
   Tradename (Miltex)......................    13,500       Indefinite
   Tradename (Moyco, Union Branch, Thompson)      300        4 years
   Tradename (other product lines) ........       600       15 years
   Technology..............................     1,100       10 years
Goodwill ..................................    54,275
Other assets ..............................       295
                                             --------
   Total assets acquired ..................   118,629

Accrued expenses and other current
   liabilities ............................     4,884
Deferred tax liabilities ..................    10,858
                                             --------
   Total liabilities assumed ..............    15,742
                                             --------
Net assets acquired .......................  $102,887
                                             ========

The preliminary fair value of assets acquired was determined by management with the assistance of a third-party valuation firm. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Miltex's future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets. Additional changes could be significant as the allocations are finalized.

The results of operations of the acquired businesses have been included in the condensed consolidated financial statements since their respective dates of acquisition.

Newdeal Technologies SAS

In January 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SAS ("Newdeal Technologies") for $51.9 million in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses. Additionally, the Company agreed to pay the sellers up to an additional 1.3 million euros if the sellers were to continue their employment with the Company through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.

The following unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2006 and 2005 as if the acquisitions consummated in 2006 had been completed as of the beginning of 2005. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company's statutory rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
  (in thousands, except per share amounts)            2006        2005        2006        2005
                                                    --------    --------     --------    --------
       Total revenue .............................  $107,175    $103,913     $210,481    $192,811
       Net income ................................     5,922       9,323       15,611      18,288

       Net income per share:
          Basic ..................................  $   0.20    $   0.31     $   0.53    $   0.60
          Diluted.................................  $   0.20    $   0.28     $   0.51    $   0.55

3. INVENTORIES

Inventories, net consisted of the following (in thousands):

                                                    June 30,    December 31,
                                                      2006          2005
                                                      ----          ----
Raw materials..............................         $15,211      $13,175
Work-in process............................          14,459        9,801
Finished goods.............................          63,311       44,500
                                                    -------      -------
                                                    $92,981      $67,476
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

In June 2006, the Company recorded a $1.2 million charge to research and development related to pre-approval inventory associated with a project to develop an ultrasonic aspirator system. This project was discontinued in June 2006 following management's review of the Company's existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. Management determined that there was no future, alternative use for the pre-approval inventory in any other development project.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2006, were as follows (in thousands):

 Balance at December 31, 2005 .....................................     $ 68,364
 Radionics acquisition ............................................       20,604
 Miltex acquisition (based on preliminary allocation)..............       54,275
 Newdeal working capital adjustment ...............................          694
 Foreign currency translation .....................................        3,379
                                                                        --------
 Balance at June 30, 2006 .........................................     $147,316
                                                                        ========

The components of the Company's identifiable intangible assets were as follows (in thousands):

                                                                    June 30, 2006          December 31, 2005
                                                    Weighted    ----------------------    ----------------------
                                                     Average              Accumulated               Accumulated
                                                      Life        Cost    Amortization      Cost    Amortization
                                                    --------    --------  ------------    --------  ------------
                     Completed technology .......   12 years    $ 30,590    $ (6,926)     $ 18,921    $ (5,691)
                     Customer relationships .....   13 years      58,822      (6,923)       22,550      (4,823)
                     Trademarks/brand names ..... Indefinite      31,600          --            --          --
                     Trademarks/brand names .....   35 years      32,256      (3,367)       31,175      (2,802)
                     Noncompetition agreements...    5 years       7,006      (3,343)        6,943      (2,607)
                     All other ..................   15 years       1,620        (783)        2,233      (1,330)
                                                                --------  ------------    --------  ------------
                                                                $161,894    $(21,342)     $ 81,822    $(17,253)
                     Accumulated amortization ..                 (21,342)                  (17,253)
                                                                --------                  --------
                                                                $140,552                  $ 64,569
                                                                ========                  ========

Annual amortization expense is expected to approximate $9.8 million in 2006, $10.6 million in 2007, $10.3 million in 2008, $9.6 million in 2009, and $8.9 million in 2010. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5.  RESTRUCTURING ACTIVITIES

In June 2005, management announced plans to restructure the Company's European operations. The restructuring plan included closing the Company's Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company's production facility located in Biot, France, both of which were substantially completed in December 2005. The Company transitioned the manufacturing operations of Integra ME to its production facility in Andover, UK. The Company also eliminated some duplicative sales and marketing positions, primarily in Europe. The Company terminated 68 individuals under the European restructuring plan.

During the six months ended June 30, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company may terminate approximately ten additional employees over the next nine to twelve months in connection with this transfer; however no final decision has been made.

In connection with these restructuring activities, the Company has recorded the following charges during the three and six months ended June 30, 2006 (in thousands):

                                                        Research        Selling
                                           Cost of        and         General and
                                            Sales      Development   Administrative    Total
                                           -------      -------         -------       -------
Involuntary employee termination costs:
Three months ended June 30, 2006 ......... $ 127       $    --       $   --         $  127
Six months ended June 30, 2006............ $ 228       $    22       $   --         $  250

Below is a reconciliation of the restructuring accrual activity recorded during 2006 (in thousands):

                                                        Employee      Facility
                                                      Termination       Exit
                                                         Costs          Costs          Total
                                                        -------        -------        -------
Balance at December 31, 2005 ........................   $ 2,420        $   124        $ 2,544
Additions ...........................................       268             --            268
Change in estimate...................................       (18)            --            (18)
Payments ............................................    (1,991)          (115)        (2,106)
Effects of foreign exchange .........................       108              5            113
                                                        -------        -------        -------
Balance at June 30, 2006 ............................   $   787        $    14        $   801
                                                        =======        =======        =======

The Company expects to pay all of the remaining costs by the end of 2006.

6.  STOCK-BASED COMPENSATION

As of June 30, 2006, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new awards may be granted under the 1993 Plan or the 1996 Plan.

Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). Statement 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of Statement 123(R) to be classified as financing cash flows. Therefore, as of January 1, 2006, excess tax benefits for the six months ended June 30, 2006, have been classified as financing cash flows.

At June 30, 2006, there were 6,697,371 shares authorized for issuance under the Plans, with 1,561,299 shares available for grant under the Plans.

Employee stock-based compensation expense recognized under FAS 123(R) was as follows (in thousands, except for per share data):

                                                    Three Months Ended      Six Months Ended
                                                      June 30, 2006          June 30, 2006
                                                    ------------------      ----------------
Research and development expense ..................    $     139             $     284
Selling, general and administrative ...............        3,193                 6,084
Amortization of amounts previously capitalized
   to inventory ...................................          105                   105
                                                          ------                ------
Total employee stock-based compensation expense ...        3,437                 6,473
Tax benefit related to employee stock-based
   compensation expense ...........................       (1,089)               (2,040)
                                                          ------                ------
Net effect on net income ..........................     $  2,348             $   4,433

Effect on earnings per share:
     Basic ........................................  $       .08             $    0.15
     Diluted ......................................  $       .06             $    0.13

For the six months ended June 30, 2006, the Company also capitalized $116,000 of stock-based compensation costs in inventory based on the underlying employees receiving the awards.

Stock Options

The following is a summary of stock option activity for the six-month period ended June 30, 2006 (shares in thousands):

                                                             Wtd. Avg.
                                                     Wtd.    Remaining
                                                     Avg.   Contractual    Aggregate
                                         Stock       Ex.       Term        Intrinsic
                                        Options     Price      Years         Value
                                       ---------   -------    -------       -------
Outstanding, December 31, 2005 ........   4,001    $ 27.50
Granted ...............................      60      35.87
Exercised .............................     350      39.30
Cancelled .............................      59      33.45
                                        ---------  -------
Outstanding, June 30, 2006 ...........    3,652    $ 28.20     4.5      $38.8 million
Options exercisable at June 30, 2006.     2,039    $ 24.58     3.5      $29.0 million

The intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005 was $6.5 million and $5.8 million, respectively. The weighted-average per share fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $15.27 and $15.07, respectively.

As of June 30, 2006, there was approximately $20.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of options granted prior to October 1, 2004 was calculated using the Black-Scholes model, while the fair value of options granted on or after October 1, 2004 was calculated using the binomial distribution model. Expected volatilities are based on historical volatility of the Company's stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercises of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The Company used the following weighted-average assumptions to calculate the fair value for stock options granted during the following periods:

                                                      Three Months Ended           Six Months Ended
                                                    June 30,       June 30,     June 30,        June 30,
                                                      2006           2005        2006            2005
                                                    --------      ---------    ---------      ---------
Dividend yield ..................................        0%             0%            0%              0%
Expected volatility .............................       43%            43%           43%             43%
Risk free interest rate .........................      4.3%           4.3%          4.3%            3.4%
Expected life of option from grant date ......... 5.4 years      5.4 years     5.4 years       5.4 years

The Company received proceeds of $7.1 million and $3.9 million from stock option exercises for the six months ended June 30, 2006 and 2005, respectively.

Awards of Restricted Stock, Performance Stock and Contract Stock

The following is a summary of awards of restricted stock, performance stock and contract stock for the six-month period ended June 30, 2006 (shares in thousands):

                                        Restricted Stock        Performance Stock and
                                             Awards             Contract Stock Awards
                                     ----------------------    ----------------------
                                                Wtd. Avg.                 Wtd. Avg.
                                                Fair Value                Fair Value
                                      Shares    Per  Share      Shares    Per  Share
                                     --------  ------------    --------  ------------
Unvested, December 31, 2005 ........      19       $ 35.08          --           --
Grants .............................     128         38.52         216       $35.40
Vested .............................      --           --           --           --
Cancellations ......................      (4)        36.86          --           --
                                     --------  ------------    --------  ------------

Unvested, June 30, 2006 ...........      143       $ 38.11         216       $35.40

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of June 30, 2006, there was approximately $11.1 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years. The Company granted 2,496 restricted stock awards with a weighted average fair value of $32.04 during the six months ended June 30, 2005.

The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.

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

7.  RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plant located in Andover, United Kingdom and its former manufacturing plant in Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts (in thousands):

                                          Three Months Ended    Six Months Ended
                                               June 30             June 30
                                           2006      2005      2006      2005
                                          ------    ------    ------    ------
Service cost ..........................  $   58   $   63     $   104   $  124
Interest cost .......................       157      107         282      210
Expected return on plan assets ......      (137)     (89)       (246)    (175)
Recognized net actuarial loss .......        60       36         108       71
                                          ------   ------      ------   ------
   Net periodic benefit cost.........    $  138   $  117     $   248    $ 230

The Company made $126,000 and $105,000 of contributions to its defined benefit pension plans for the six months ended June 30, 2006 and 2005, respectively.

8. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                                         Three Months Ended      Six Months Ended
                                                             June 30,                June 30,
                                                        -----------------      -----------------
                                                          2006      2005         2006       2005
                                                        -------    -------      -------   -------
   Net income ........................................  $ 7,977    $ 7,655     $ 16,682   $16,098
   Foreign currency translation adjustment ...........    4,265     (5,490)       5,902    (9,746)
   Unrealized holding gains (losses) on
        available-for-sale securities, net of tax ....       97        292          263      (163)
   Reclassification adjustment for losses included
        in net income, net of tax ....................      194         18          254        18
                                                        -------    -------     --------   -------
   Comprehensive income ..............................  $12,533    $ 2,475     $ 23,101   $ 6,207
                                                        =======    =======     ========   =======

9.  NET INCOME PER SHARE

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                    --------------------     --------------------
                                                      2006      2005           2006      2005
                                                    --------    --------     --------  --------
Basic net income  per share:
----------------------------
Net income .......................................  $  7,977  $   7,655      $  16,682  $ 16,098

Weighted average common shares outstanding .......    29,592     30,401         29,589    30,481

Basic net income per share .......................  $   0.27   $   0.25      $    0.56  $   0.53

Diluted net income per share:
-----------------------------
Net income .......................................  $  7,977   $  7,655      $  16,682  $ 16,098
Add back: Interest expense and other
          income/(expense) related to convertible
          notes payable, net of tax ..............       684        488          1,497     1,032
                                                     -------    --------       -------   -------
Net income available to common stock .............. $  8,661   $  8,143      $  18,179  $ 17,130

Weighted average common shares outstanding - Basic    29,592     30,401         29,589    30,481

Effect of dilutive securities:
   Stock options and restricted stock ............       698        824            713       946
   Shares issuable upon conversion of notes payable    3,514      3,514          3,514     3,514
                                                     -------   --------        -------  --------
Weighted average common shares for diluted
   earnings per share ............................    33,804     34,739         33,816    34,941

Diluted net income per share .....................  $   0.26    $  0.23       $   0.54   $  0.49

Options outstanding at June 30, 2006 and 2005 to acquire approximately 1.8 million shares and 909,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended June 30, 2006 and 2005, respectively, because their effects would be anti-dilutive. Options outstanding at June 30, 2006 and 2005 to acquire approximately 1.9 million shares and 475,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the six months ended June 30, 2006 and 2005, respectively, because their effects would be anti-dilutive.

10. SEGMENT AND GEOGRAPHIC INFORMATION

Integra management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neurosurgery, reconstructive surgery and general surgery.

In 2006, the Company revised the manner in which it presents its revenues. The Company now presents its revenues in two categories: Neurosurgical / Orthopedic Implants and Medical / Surgical Equipment. This change better aligns our product categories by functional product characteristic and intended use. The Company's revenues were as follows (in thousands):

                                 Three Months                    Six Months
                                 Ended June 30,                 Ended June 30,
                                 2006        2005             2006         2005
                              --------    --------          --------    --------
Revenue:
 Neuro/Ortho Implants ......  $ 38,896    $ 34,319          $ 75,642    $ 65,703
 MedSurg Equipment .........    61,225      35,459           101,614      69,914
                              --------    --------          --------    --------
 Total Revenue .............  $100,121    $ 69,778          $177,256    $135,617

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 25% and 32% of total revenues in each of the three-month periods ended June 30, 2006 and 2005, respectively, and 27% and 31% of total revenues in each of the six-month periods ending June 30, 2006 and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue could have a material adverse effect on the Company's current business or its ability to expand its business.

Total revenues by major geographic area are summarized below (in thousands):

                                        United                   Asia      Other
                                       States      Europe     Pacific    Foreign      Total
                                      --------    -------    --------    -------    --------
Three months ended June 30, 2006 .... $ 74,415    $19,615     $3,198     $2,893     $100,121
Three months ended June 30, 2005 ....   51,752     12,982      2,733      2,311       69,778

Six months ended June 30, 2006 ...... $131,653    $33,990     $5,994     $5,619     $177,256
Six months ended June 30, 2005 ......   99,119     25,744      5,781      4,973      135,617

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

In July 1996, the Company sued Merck KGaA, a German corporation, seeking damages for patent infringement. The patents in question are part of a group of patents granted to The Burnham Institute and licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins.

The case has been tried, appealed and returned to the trial court. Most recently, in September 2004, the trial court ordered Merck KgaA to pay Integra $6.4 million in damages. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court was to have reviewed the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court occurred in June 2006, and a ruling is expected this year. Further enforcement of the trial court's order has been stayed. We have not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

In May 2006, Codman & Shurtleff, Inc. ("Codman"), a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against Integra LifeSciences Corporation with respect to United States Patent No. 5,997,895 (the "'895 Patent") held by Integra. Integra's patent covers dural repair technology related to Integra's Duragen(R) family of duraplasty products.

The action seeks declaratory relief that Codman's DURAFORM(TM) product does not infringe Integra's patent and that Integra's patent is invalid and unenforceable. Codman does not seek either damages from Integra or injunctive relief to prevent Integra from selling the Duragen(R) Dural Graft Matrix. Integra has filed a counterclaim against Codman, alleging that Codman's DURAFORM(TM) product infringes the '895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM(TM), and seeking damages, including treble damages, for past infringement.

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

12. SUBSEQUENT EVENTS

The Company announced on July 11, 2006 that it is launching a direct sales force in Canada through the acquisition of its longstanding distributor, Canada Microsurgical Ltd. Canada Microsurgical has eight sales representatives covering each province in Canada. The Company paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing. In addition, the Company will pay up to an additional 2.1 million Canadian dollars over the next three years, depending on the performance of the business. The determination of the fair value of the assets acquired and liabilities assumed is in progress.

The Company announced on July 17, 2006 that it has commenced an offer to exchange up to $120 million principal amount of new notes with a "net share settlement" mechanism for its currently outstanding 2 1/2% Contingent Convertible Subordinated Notes due 2008. Holders who exchange their existing notes will receive new notes with the net share settlement feature and otherwise substantially similar terms to the existing notes plus an exchange fee of $2.50 per $1,000 principal amount of their existing notes validly tendered and accepted for exchange. The Company expects to pay $300,000 of exchange fees to tendering holders of the existing notes plus estimated expenses, which may be in excess of $225,000, in connection with the offer. In addition, approximately $1.5 million of unamortized debt issuance costs may need to be expensed immediately if the conversion criteria are met as the debt would be considered demand debt. The offer is contingent upon the tender or exchange of 50% of the principal amount of the existing notes and upon the satisfaction of certain otherconditions. The exchange offer will expire on August 14, 2006, unless extendedor earlier terminated by the Company.

The Company announced that on July 31, 2006 it has acquired the shares of Kinetikos Medical, Inc. ("KMI") for approximately $40 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, is a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI currently markets products that address both the trauma and reconstructive segments of the extremities market. KMI's reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. KMI currently sells its products through approximately 45 independent sales agencies in the United States and through 17 independent distributors internationally. The Company plans to expand the sale of KMI products internationally through its well-established Newdeal infrastructure. The determination of the fair value of the assets acquired and liabilities assumed is in progress. The Company expects to record an in-process research and development charge in the range of approximately $4 million to $8 million in the third quarter of 2006 in connection with this acquisition.

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

We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 and in subsequent Quarterly Reports on Form 10-Q.

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

Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), two networks of manufacturer's representatives managed by a direct sales organization (JARIT Surgical Instruments and Miltex) and strategic alliances with market leaders such as Johnson & Johnson, Medtronic, Inc., Wyeth and Zimmer Holdings, Inc. We have direct sales forces in the United States, Canada, Germany, the United Kingdom, the Benelux (Belgium, Netherlands, Luxembourg) region and France. Elsewhere throughout the world, our products are distributed through a number of independent distributors. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.

For the six months ended June 30, 2006, we revised the manner in which we present our revenues. This change better aligns our product categories by functional product characteristic and intended use. We now present revenues in two categories: Neurosurgical / Orthopedic Implants and Medical / Surgical Equipment. Our Neuro/Ortho Implants product group includes dural grafts that are indicated for the repair of the dura mater, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our MedSurg Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery and dental procedures, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain.

We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment - the development, manufacturing and distribution of medical devices.

We manufacture many of our products in various plants located in the United States, Puerto Rico, France, the United Kingdom and Germany. We also manufacture some of our ultrasonic surgical instruments and source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and manufacture these products primarily in our facilities in Plainsboro, New Jersey and Puerto Rico. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 27% and 31% of total revenues in each of the six-month periods ended June 30, 2006 and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in product revenues through internal means - through launching new and innovative products and selling existing products more intensively - and by acquiring existing businesses or already successful product lines.

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

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the six months ended June 30, 2006 not directly comparable to those of the corresponding prior-year period. Since the beginning of 2005, we have acquired the following businesses:

In January 2005, we acquired all of the outstanding capital stock of Newdeal Technologies SAS ("Newdeal Technologies") for $51.9 million in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses. Additionally, we agreed to pay the sellers up to an additional 1.3 million euros if the sellers were to continue their employment with us through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.

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

On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $2.7 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image guided surgery system.

Tyco Healthcare sold Radionics products in over 75 countries, using a network of independent distributors in the United States and both independent distributors and Tyco Healthcare affiliates internationally. We are using distributors in many of the markets in which Tyco Healthcare sold directly to customers. As a result, we expect that revenue and pre-tax income attributable to the acquired product lines will be less than the 2005 levels recognized by Tyco. In addition, because the CUSA Excel ultrasonic aspiration system competes with our existing line of ultrasonic surgery systems, our sales force may, in some situations, sell the CUSA system in lieu of our existing ultrasonic aspirator products. Overall, the acquired business has been growing at rates below our corporate growth rate targets.

On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. ("Miltex") for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.2 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex(R), Meisterhand(R), Vantage(R), Moyco(R), Union Broach(R), and Thompson(R) trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex's staff coordinates design, production and delivery of instruments.

We announced on July 11, 2006 that we are launching a direct sales force in Canada through the acquisition of our longstanding distributor, Canada Microsurgical Ltd. Canada Microsurgical has eight sales representatives covering each province in Canada. The Company paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing. In addition, the Company will pay up to an additional 2.1 million Canadian dollars over the next three years, depending on the performance of the business.

We announced that on July 31, 2006 we acquired the shares of Kinetikos Medical, Inc. ("KMI") for approximately $40 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, is a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI currently markets products that address both the trauma and reconstructive segments of the extremities market. KMI's reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. KMI currently sells its products through approximately 45 independent sales agencies in the United States and through 17 independent distributors internationally. The Company plans to expand the sale of KMI products internationally through its well-established Newdeal infrastructure.

IMPACT OF RESTRUCTURING ACTIVITIES

In June 2005, we announced plans to restructure our European operations. The restructuring plan included closing our Integra ME production facility in Tuttlingen, Germany and reducing various positions in our production facility located in Biot, France, both of which were substantially completed in December 2005. We transitioned the manufacturing operations of Integra ME to our production facility in Andover, UK. We also eliminated some duplicative sales and marketing positions, primarily in Europe. The Company terminated 68 individuals under the European restructuring plan.

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant and we continue to transfer certain assembly, processing and packaging operations to our San Diego and Puerto Rico facilities. During the six months ended June 30, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company may terminate approximately ten additional employees over the next nine to twelve months in connection with this transfer; however no final decision has been made.

In connection with these restructuring activities, we recorded employee termination costs of $127,000 and $251,000, respectively, during the three and six months ended June 30, 2006.

While we expect to achieve a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities into further expanding our European sales, marketing and distribution organization, and integrating the Radionics business into our existing sales and distribution network.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006 was $8.0 million, or $0.26 per diluted share, as compared to net income of $7.7 million, or $0.23 per diluted share, for the three months ended June 30, 2005.

Net income for the six months ended June 30, 2006 was $16.7 million, or $0.54 per diluted share, as compared to a net income of $16.1 million, or $0.49 per diluted share, for the three months ended June 30, 2005.

These amounts include the following charges (in thousands):

                                                      Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                       2006        2005        2006        2005
                                                     ------      ------      ------      ------
 Employee termination and related costs ...........  $  208      $2,074     $  421       $2,074
 Inventory fair market value purchase accounting
     adjustments ..................................   2,149         197      2,613          466
 Facility consolidation, acquisition integration,
     manufacturing transfer, enterprise business
     system integration, and related costs ........     199         783        717        1,300
 Impairment of inventory and fixed assets related
     to discontinued development project...........   1,578          --      1,578           --
 Net share settlement transaction costs............      87          --         87           --
                                                     ------      ------     ------       ------
    Total                                            $4,221      $3,054     $5,416       $3,840

Of these amounts, $3.6 million and $ 466,000 were charged to cost of product revenues in the six-month periods ended June 30, 2006 and 2005, respectively, and $1.6 million was charged to research and development in the three and six months ended June 30, 2006. The remaining amounts were primarily charged to selling, general and administrative expenses.

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

 We estimate that the costs of completing these ongoing and other restructuring activities, including the integration of recently acquired businesses and additional systems integrations, along with additional fair market value purchase accounting inventory costs, will be approximately $11.4 million in the aggregate in 2006.

Net income for the three and six months ended June 30, 2006 also includes approximately $4.4 million and $2.3 million, respectively, net of tax, of stock-based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards No 123(R) "Shared Based Payment".

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows (in thousands):

                                                    Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                      2006      2005           2006     2005
                                                   --------   -------       -------   -------
Neuro/Ortho Implants ............................  $ 38,896  $ 34,319       $ 75,642 $ 65,703
MedSurg Equipment ...............................    61,225    35,459        101,614   69,914
                                                    -------   --------       -------  -------
Total revenue ...................................  $100,121    69,778        177,256 $135,617

Cost of product revenues ........................    41,373    27,518         69,310   52,029

Gross margin on total revenues ..................    58,748    42,260        107,946   83,588
Gross margin as a percentage of total revenues...       59%       61%            61%      62%

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues and Gross Margin

For the quarter ended June 30, 2006, total revenues increased 43% over the prior-year period to $100.1 million. Domestic revenues increased $22.6 million to $74.4 million, or 74% of total revenues, as compared to 74% of revenues in the three months ended June 30, 2005.

In the Neuro/Ortho Implants category, sales of our Reconstructive Surgery implant products grew particularly well. Strong growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(TM) dermal repair products and sales of Newdeal products for the foot and ankle accounted for much of the increase in implant product revenues. INTEGRA(TM) dermal repair product revenues increased approximately 30% over the second quarter of 2005, nerve repair product revenues increased by 34%, and our Newdeal foot and ankle products increased approximately 35%.

Sales of Reconstructive Surgery products continued their fast growth, while our DuraGen(R) family of duraplasty products continued to grow modestly. Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and of the dental products we supply to Zimmer also contributed to the growth in implant revenues.

In the MedSurg Equipment category, increased sales of our JARIT(R) surgical instrument lines and sales of the recently acquired Radionics and Miltex products provided the year-over-year growth in equipment product revenues for the second quarter. Sales of Radionics and Miltex products contributed $23.6 million in the quarter.

We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales force, the recent conversion of JARIT domestic sales from a distributor billing model to a direct billing model, the continued implementation of our direct sales strategy in Europe and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products. Many of our recent acquisitions involve businesses or product lines that overlap in some way with our existing products. Our sales and marketing departments are integrating these acquisitions, and there has been, and we expect there will continue to be, some cannibalization of sales of our existing products that will affect our internal growth. Overall, we target our revenues to continue to grow internally and through acquisitions in the range of 20% to 30% per year.

In 2006, we revised our presentation of cost of product revenues to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $379,000 for the three-month period ended June 30, 2005.

Gross margin on total revenues in the second quarter of 2006 was 58.7%. Although we had strong sales growth in many higher gross margin products, we recognized $2.1 million in inventory fair value purchase accounting adjustments from the Radionics and Miltex acquisitions as the products were sold and $346,000 in restructuring and manufacturing transfer and systems integration costs. These charges reduced our gross margin by approximately 2%. We recognized the impact of $196,000 of inventory fair value purchase accounting adjustments in the second quarter of 2005.

Sales of the relatively lower-margin Radionics and Miltex products reduced our gross margin in the second quarter of 2006. Additionally, we recorded a $1.2 million impairment charge to cost of product revenues against a range of electrosurgical generators and accessories sold exclusively in Europe following a review of on-hand inventory quantities of those products in relation to expected demand for that product line.

We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues. Also, we now invoice hospital customers directly for sales of JARIT instruments rather than distributors. This has resulted in increased product revenues as a result of higher selling prices, a higher gross margin, and also increased selling expenses from commissions paid to distributors. We anticipate that the relatively lower gross margin generated from sales of Radionics and Miltex products will offset some of these benefits.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues (in thousands):

                                                               Three Months Ended
                                                                     June 30,
                                                                 2006       2005
                                                                 -----     ------
Research and development ...............................           6%         4%
Selling, general and administrative ....................          38%        37%
Intangible asset amortization ..........................           2%         2%
Total other operating expenses .........................          46%        43%

Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $15.5 million, or 51%, to $45.6 million in the second quarter of 2006, compared to $30.1 million in the second quarter of 2005. The increase is partially related to a $3.3 million stock-based compensation expense associated with the adoption of Statement 123(R) (the majority of which is included in selling, general and administrative expense) and higher commission expenses associated with the JARIT direct bill initiative. Expenses also increased due to the continued expansion of our direct sales and marketing organizations around our direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses. The recently acquired Radionics and Miltex businesses contributed approximately $5 million in other operating expenses in the second quarter 2006.

Research and development expenses in the second quarter of 2006 increased by $3.6 million compared to the prior-year period. Included in research and development costs was $140,000 of stock-based compensation expenses associated with the adoption of Statement 123(R). In connection with our acquisition of Radionics, research and development expenses increased by $1.0 million in the second quarter June 30, 2006. We recognized a $1.6 million impairment of inventory and fixed assets associated with a discontinued project for the development of an ultrasonic aspirator system. This project was discontinued in June 2006 following our review of our existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. We determined there was no future, alternative use for the inventory or fixed assets in any other development project. There was also an overall increase of $1.0 million associated with product development initiatives compared to the prior-year period. Our research and development efforts in 2006 are expected to be focused on clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product, and development of a next-generation ultrasonic aspirator system.

Selling, general and administrative expenses increased $ 11.2 million, or 43%, as compared to the prior-year period to $37.2 million. The increase in selling, general and administrative expenses includes $3.2 million of stock-based compensation expense associated with the adoption of Statement 123(R) and higher commission expenses associated with the JARIT direct bill initiative. Selling, general and administrative costs also increased in the second quarter of 2006 in connection with the recently acquired Radionics and Miltex businesses. We also continued to expand our direct sales and marketing organizations around our direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect that we will continue to incur costs related to these activities during the remainder of 2006 and 2007 as we complete these ongoing activities.

Amortization expense increased in the second quarter of 2006 as a result of amortization of intangible assets from the Radionics and Miltex acquisitions.

Non-Operating Income and Expenses

Interest expense primarily relates to the $120 million of 2 1/2% contingent convertible subordinated notes that we have outstanding and a related interest rate swap agreement and interest on the used and unused portion of the $200 million senior secured credit facility that we established in December 2005. The increase in interest expense in the second quarter of 2006 is primarily related to the interest associated with the credit facility that was established in December 2005. In the second quarter of 2006, we made net additional borrowings of $48 million under our credit facility.

We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the second quarter of 2006, the change in the estimated fair value of the contingent interest obligation decreased interest expense by $66,000. In the second quarter of 2005, the fair value decreased by $180,000.

We have an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement is recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended June 30, 2006 was $273,000. Interest expense for the three months ended June 30, 2005 included an insignificant amount associated with the interest rate swap.

For the three-month period ended June 30, 2006, the net fair value of the interest rate swap increased $61,000 to $2.2 million, and the fair value amount is included in other liabilities. In connection with this fair value hedge transaction, during the second quarter of 2006 we recorded a $82,000 decrease in the carrying value of our convertible notes. During the three months ended June 30, 2005, the net fair value of the interest rate swap decreased $619,000 to $1.5 million, and the carrying value of our convertible notes increased by $584,000. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income/(expense), net.

Our reported interest expense for the three-month periods ended June 30, 2006 and 2005 includes $273,000 and $204,000, respectively, of non-cash amortization of debt issuance costs. Debt issuance costs totaled $5.2 million and are being amortized using the straight-line method over the five-year term of the notes and credit facility.

Our income tax expense was $3.6 million and $4.0 million for the three-month periods ended June 30, 2006 and 2005, respectively. The overall effective tax rate for the three months ended June 30, 2006 and 2005 was 31.1% and 34.5 %, respectively. The decrease in the effective income tax rate in 2006 was primarily due to a continued favorable impact of various planning and reorganization initiatives, a change in the geographic mix of earnings and losses and our realization of additional deductions related to qualified production activities income provided for under the American Jobs Creation Act of 2004.

In 2006, we have used substantially all of our remaining unrestricted and current year allowable acquired net operating loss carryforwards to offset 2006 taxable income. At June 30, 2006, several of our subsidiaries had unused net operating loss carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses.

Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.


SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues and Gross Margin

For the six months ended June 30, 2006, total revenues increased 31% over the prior-year period to $177.3 million. Domestic revenues increased $32.5 million to $131.7 million, or 74% of total revenues, as compared to 73% of revenues in the six months ended June 30, 2005.

In the Neuro/Ortho Implants category, sales of our Reconstructive Surgery implant products grew particularly well. Strong growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(TM) dermal repair products and sales of Newdeal products for the foot and ankle accounted for much of the increase in implant product revenues. INTEGRA(TM) dermal repair product revenues increased approximately 34% over the six months of 2005, nerve repair product revenues increased by 38%, and our Newdeal foot and ankle products increased approximately 29%.

Sales of Reconstructive Surgery products continued their fast growth, while our DuraGen(R) family of duraplasty products continued to grow modestly. Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and of the dental products we supply to Zimmer, also contributed to the growth in implant revenues.

In the MedSurg Equipment category, increased sales of our JARIT(R) surgical instrument lines and sales of the recently acquired Radionics and Miltex products provided the year-over-year growth in equipment product revenues for the six months. Sales of Radionics and Miltex products contributed $27.0 million in the six months ended June 2006.

In 2006, we revised our presentation of cost of product revenues to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $758,000 for the six-month period ended June 30, 2005.

Gross margin on total revenues in the six months of 2006 was 61%. Although we had strong sales growth in many higher gross margin products, we recognized $2.6 million in inventory fair value purchase accounting adjustments from the Radionics and Miltex acquisitions as the products were sold and $936,000 in restructuring and manufacturing transfer and systems integration costs. These charges reduced our gross margin by approximately 2%. We recognized the impact of $465,000 of inventory fair value purchase accounting adjustments in the six months of 2005. Additionally, we recorded a $1.2 million impairment charge to cost of product revenues against a range of electrosurgical generators and accessories sold exclusively in Europe following a review of on-hand inventory quantities of those products in relation to expected demand for that product line.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues (in thousands):

                                                                 Six Months Ended
                                                                      June 30,
                                                                  2006        2005
                                                                ------      ------
Research and development ...............................            5%          5%
Selling, general and administrative ....................           39%         36%
Intangible asset amortization ..........................            2%          2%
Total other operating expenses .........................           46%         43%

Total other operating expenses, which consists of research and development expense, selling, general and administrative expense and amortization expense, increased $22.6 million, or 39%, to $81.1 million in the six months of 2006, compared to $58.5 million in the six months of 2005. The increase includes $6.4 million of stock-based compensation expense associated with the adoption of Statement 123(R) (the majority of which is included in selling, general and administrative expense). Our recently acquired Radionics and Miltex businesses contributed approximately $5.5 million of other operating expenses for the six-month period ended June 30, 2006. Higher commission expenses associated with the JARIT distributor network, the continued expansion of our direct sales and marketing organizations around our direct selling platforms and increased corporate staff to support the recent growth in our business and integrate acquired businesses also contributed to the increase.

Research and development expenses increased $3.4 million in the six months of 2006 and included $284,000 of stock-based compensation expenses associated with the adoption of Statement 123(R), $1.2 million of research and development activities from the recently acquired Radionics business and the $1.6 million charge related to the discontinued ultrasonic aspirator development project.

Selling, general and administrative expenses increased $18.4 million, or 37%, as compared to the prior-year period to $68.3 million. This increase is primarily related to a $6.1 million stock-based compensation expense associated with the adoption of Statement 123(R) and operating costs associated with the recently acquired Radionics and Miltex businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect that we will continue to incur costs related to these activities during the remainder of 2006 and 2007 as we complete these ongoing activities.

Amortization expense increased by approximately $0.9 million in the six months of 2006 as a result of amortization of intangible assets from the Radionics and Miltex acquisitions.

Non-Operating Income and Expenses

The increase in interest expense in the six months of 2006 is primarily related to an increase in the variable rate that we pay on our $50 million interest rate swap, an increase in the valuation of the contingent interest obligation associated with our contingent convertible notes, and interest associated with the credit facility that was established in December 2005. In the six months ended June 30, 2006, we made net borrowings of $64 million under our credit facility.

In the six months of 2006, the changes in the estimated fair value of the contingent interest obligation increased interest expense by $167,000. In the six months of 2005, the valuation decreased by $202,000.

Interest expense associated with the interest rate swap for the six months ended June 30, 2006 was $483,000. Interest expense for the six months ended June 30, 2005 included an insignificant benefit associated with the interest rate swap.

For the six-month period ended June 30, 2006, the net fair value of the interest rate swap increased $215,000 to $2.2 million, and the fair value amount is included in other liabilities. In connection with this fair value hedge transaction, during the six months of 2006 we recorded a $277,000 decrease in the carrying value of our convertible notes. During the six months ended June 30, 2005, the net fair value of the interest rate swap increased $136,000 to $1.5 million, and the carrying value of our convertible notes decreased by $203,000. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our reported interest expense for the six-month periods ended June 30, 2006 and 2005 includes $545,000 and $406,000, respectively, of non-cash amortization of debt issuance costs. Debt issuance costs totaled $5.2 million and are being amortized using the straight-line method over the five-year term of the notes and credit facility.

Our income tax expense was $7.9 million and $8.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The overall effective tax rate for the six months ended June 30, 2006 and 2005 was 32.1% and 34.5%, respectively. The decrease in the effective income tax rate in 2006 was primarily due to a continued favorable impact of various planning and reorganization initiatives, a change in the geographic mix of earnings and losses and our realization of additional deductions related to qualified production activities income provided for under the American Jobs Creation Act of 2004.

INTERNATIONAL PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below (in thousands):

                                       United                   Asia       Other
                                       States      Europe     Pacific     Foreign      Total
                                      --------    --------    --------    --------    --------
Three months ended June 30, 2006 .... $ 74,415    $ 19,615    $  3,198    $  2,893    $100,121
Three months ended June 30, 2005 ....   51,752      12,982       2,733       2,311      69,778

Six months ended June 30, 2006 ......  131,653      33,990       5,994       5,619     177,256
Six months ended June 30, 2005 ......   99,119      25,744       5,781       4,973     135,617

For the three months ended June 30, 2006, revenues from customers outside the United States totaled $25.7 million, or 26% of total revenues, of which approximately 76% were to European customers. Revenues from customers outside the United States included $15.9 million of revenues generated in foreign currencies.

In the three months ending June 30, 2005, revenues from customers outside the United States totaled $18.0 million, or 26% of total revenues, of which approximately 72% were from European customers. Revenues from customers outside the United States included $14.6 million of revenues generated in foreign currencies.

For the six months ended June 30, 2006, revenues from customers outside the United States totaled $45.7 million, or 26% of total revenues, of which approximately 74% were to European customers. Revenues from customers outside the United States included $30.6 million of revenues generated in foreign currencies.

In the six months ending June 30, 2005, revenues from customers outside the United States totaled $36.5 million, or 27% of total revenues, of which approximately 71% were from European customers. Revenues from customers outside the United States included $29.0 million of revenues generated in foreign currencies.

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

In the six months of 2006, the cost of products we manufactured in our European facilities or purchased in foreign currencies exceeded our foreign currency-denominated revenues. We expect this imbalance to continue. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro and British pound could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2006, we had cash, cash equivalents and current and non-current investments totaling approximately $43.6 million. Our investments consist almost entirely of highly liquid, interest bearing-debt securities.

At June 30, 2006, we had $3.5 million of cash pledged as collateral in connection with our interest rate swap agreement.

In July 2006, we used $5.5 million of cash on hand and we borrowed an additional $40 million under our credit facility to finance the acquisitions of Canada Microsurgical Ltd. and Kinetikos Medical, Inc.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $56.8 million for the year ended December 31, 2005 and $26.3 million for the six months ended June 30, 2006. Operating cash flows for the six months ended June 30, 2005 were $29.5 million. Overall, operating cash flows in the six months ended of 2006 were negatively affected by subsequent investments in working capital made in connection with the Radionics acquisition.

Our principal uses of funds during the six-month period ended June 30, 2006 were $179.6 million for acquisition consideration, $15.2 million paid for the purchase of 401,000 shares of our common stock and $3.6 million in capital expenditures. We received $80.4 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $26.3 million in operating cash flows for the six months ended June 30, 2006, we received $7.1 million from the issuance of common stock through the exercise of stock options during the period and $64.0 million from borrowings under our credit facility.

Working Capital

At June 30, 2006 and December 31, 2005, working capital was $112.8 million and $234.7 million, respectively. The decrease in working capital is primarily related to the use of $179.6 million for acquisition consideration in the first six months of 2006. Working capital does not include the $9.7 million and $16.2 million of marketable securities classified as non-current at June 30, 2006 and December 31, 2005, respectively.

Convertible Debt and Related Hedging Activities

We pay interest on our contingent convertible subordinated notes at an annual rate of 2 1/2% each September 15 and March 15. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes into shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of June 30, 2006, our stock price exceeded $37.56 and no convertible notes have been converted to common stock..

The notes are general, unsecured obligations of Integra and are subordinate to any senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

On July 17, 2006, we commenced an offer to exchange up to $120 million principal amount of new notes with a "net share settlement" mechanism for our currently outstanding contingent convertible subordinated notes. Holders who exchange their existing notes will receive new notes with the net share settlement feature and otherwise substantially similar terms to the existing notes plus an exchange fee of $2.50 per $1,000 principal amount of their existing notes validly tendered and accepted for exchange. The Company expects to pay $300,000 of exchange fees to tendering holders of the existing notes plus estimated expenses, which may be in excess of $225,000, in connection with the offer. In addition, approximately $1.5 million of unamortized debt issuance costs may need to be expensed immediately if the conversion criteria are met as the debt would be considered demand debt. The offer is contingent upon the tender or exchange of 50% of the principal amount of the existing notes and upon satisfaction of certain conditions. The exchange offer will expire on August 14, 2006, unless extended or earlier terminated by us.

We entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. See "- Results of Operations - Non-Operating Income and Expenses." We receive a 2 1/2% fixed rate from the counterparty and pay to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points. Our effective interest rate on the hedged portion of the notes was 4.6% as of June 30, 2006.

Share Repurchase Plan

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006 and terminated our prior repurchase program. Shares may be purchased either in the open market or in privately negotiated transactions.

The Company purchased 400,900 shares of our common stock for a total purchase price of approximately $15.2 million during the three months ended June 30, 2006 under this repurchase program. No purchases were made under this program during the first quarter of 2006.

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

Requirements and Capital Resources

In December 2005, we established a $200 million, five-year, senior secured revolving credit facility. The credit facility currently allows for revolving credit borrowings in a principal amount of up to $200 million, which can be increased to $250 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We have borrowed against this credit facility in 2006 for acquisition related purposes. As of June 30, 2006, we had $64 million of outstanding borrowings under our credit facility, and the weighted average interest rate per annum for this borrowing was 6.30% per annum.

The indebtedness under the credit facility is guaranteed by all but one of our domestic subsidiaries. The Company's obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company's and the guarantors' other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

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

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company's and its subsidiaries' ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. As of June 30, 2006, we were in compliance with all of our debt covenants.

Contractual Obligations and Commitments

Under certain agreements, we are required to make payments based on sales levels of certain products or if specific development milestones are achieved.


OTHER MATTERS

Critical Accounting Estimates

The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

Accounting for Stock-Based Compensation Arrangements

We adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), we began expensing stock options in the first quarter of 2006 using the fair value method prescribed by Statement 123(R). Stock-based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. Our income before income taxes and net income for the six months ended June 30, 2006 were $6.5 million and $4.4 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.

We recognize stock-based compensation expense in the consolidated statement of operations based on the awards that are expected to vest. Accordingly, we have adjusted stock-based compensation expense to reflect estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

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

Our condensed consolidated statement of operations for the six months ended June 30, 2006, includes compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant date fair values estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards Statement No 123 "Accounting for Stock-Based Compensation", and (ii) stock-based awards granted in 2006, based on grant-date fair values estimated in accordance with Statement 123(R).

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

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported for the six months ended June 30, 2006 or pro forma amounts reported for periods prior to January 1, 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be affected.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at June 30, 2006 would increase or decrease interest income by approximately $436,000 on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Long Term Debt and Related Hedging Instruments

We are exposed to the risk of interest rate fluctuations on the net interest received or paid under the terms of an interest rate swap. At June 30, 2006, we had outstanding a $50 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed rate 2 1/2% contingent convertible subordinated notes due March 2008.

Our interest rate swap agreement qualifies as a fair value hedge under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." At June 30, 2006, the net fair value of the interest rate swap approximated $2.3 million and is included in other liabilities. The net fair value of the interest rate swap represents the estimated receipts or payments that would be made to terminate the agreement. A hypothetical 100 basis point movement in interest rates applicable to the interest rate swap would increase or decrease interest expense by approximately $500,000 on an annual basis.

Interest Rate Risk - Senior Secured Credit Facility

We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. A hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $640,000 on an annual basis.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 3, 2006 and May 12, 2006 the Company completed the purchases of Radionics and Miltex, respectively, and is in the process of integrating the operations and related controls of both businesses within the Company. See Note 2, "Business Acquisitions", to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data.

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

In July 1996, the Company sued Merck KGaA, a German corporation, seeking damages for patent infringement. The patents in question are part of a group of patents granted to The Burnham Institute and licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid ("RGD") peptide sequence found in many extracellular matrix proteins.

The case has been tried, appealed and returned to the trial court. Most recently, in September 2004, the trial court ordered Merck KgaA to pay Integra $6.4 million in damages. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Circuit Court's decision, and the Supreme Court granted the writ in January 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court was to have reviewed the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court occurred in June 2006, and a ruling is expected this year. Further enforcement of the trial court's order has been stayed. We have not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against Integra LifeSciences Corporation with respect to United States Patent No. 5,997,895 (the "'895 Patent") held by Integra. Integra's patent covers dural repair technology related to Integra's Duragen(R) family of duraplasty products.

The action seeks declaratory relief that Codman's DURAFORM(TM) product does not infringe Integra's patent and that Integra's patent is invalid and unenforceable. Codman does not seek either damages from Integra or injunctive relief to prevent Integra from selling the Duragen(R) Dural Graft Matrix. Integra has filed a counterclaim against Codman, alleging that Codman's DURAFORM(TM) product infringes the '895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM(TM), and seeking damages, including treble damages, for past infringement.

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

ITEM 1A.  RISK FACTORS

The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (as modified by the subsequent Quarterly Report on Form 10-Q) have not materially changed other than the modifications to the risks factors as set forth below.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 25 businesses or product lines at a total cost of approximately $438 million.

A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We evaluate potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. As we grow by acquisitions, we must integrate and manage the new businesses to realize economies of scale and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing department and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us.

To Market Our Products Under Development We Will First Need To Obtain Regulatory Approval. Further, If We Fail To Comply With The Extensive Governmental Regulations That Affect Our Business, We Could Be Subject To Penalties And Could Be Precluded From Marketing Our Products.

Our research and development activities and the manufacturing, labeling, distribution and marketing of our existing and future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration (FDA) and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use.

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

Another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted.

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

We are also subject to the regulatory requirements of countries outside of the United States where we do business. For example, Japan has issued an amendment to its Pharmaceutical Affairs Law which went into effect on April 1, 2005. New regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Pharmaceutical Medical Device Agency (PMDA) and the Ministry of Health, Labor and Welfare (MHLW) in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan.

We May Be Involved In Lawsuits Relating To Our Intellectual Property Rights And Promotional Practices, Which May Be Expensive.

To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or interference proceedings, against or by third parties. For example, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in May 2006 seeking declaratory relief that its DURAFORM(TM) product does not infringe our patent covering our duraplasty products and that our patent is invalid and unenforceable. In addition, we may have to institute proceedings regarding our competitors' promotional practices or defend proceedings regarding our promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. We may also provoke these third parties to assert claims against us.

If Any Of Our Manufacturing Facilities Were Damaged And/Or Our Manufacturing Or Business Processes Interrupted, We Could Experience Lost Revenues And Our Business Could Be Seriously Harmed.

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility is susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

In addition, we began implementing an enterprise business system in 2004, which we intend to use in our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and will be implemented in several stages. We have outsourced our product distribution function in the United States and in the fourth quarter of 2005 began to outsource our European product distribution function. A delay or other problem with the system or in our implementation schedule for any of these initiatives could have a material adverse effect on our operations.

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

Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

o major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private health care insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures;
o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure on our products;
o recent drafts of local Medicare coverage determinations, if effected, would eliminate reimbursement for certain of our dermal regeneration products, potentially negatively affecting our market for these products;
o potential legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;
o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;
o we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;
o there is economic pressure to contain health care costs in domestic and international markets;
o there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the health care industry;
o proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and
o there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

The following table summarizes our repurchases of our common stock during the quarter ended June 30, 2006 under this program:

                                                            Total Number          Approximate
                                                             of Shares         Dollar Value of
                                                            Purchased as        Shares that May
                           Total Number      Average       Part of Publicly     Yet be Purchased
                            of Shares       Price Paid        Announced            Under the
Period                      Purchased        per Share         Program              Program
---------------------      ------------    -----------     ----------------     --------------
April 1, 2006 -
   April 30, 2006                 --       $     --                --             $50,000,000

May 1, 2006 -
   May 31, 2006              400,900          37.88           400,900              34,813,278

June 1, 2006 -
   June 30, 2006                  --             --                --              34,813,278
---------------------      ------------     ----------     ----------------     --------------
   Total                     400,900       $  37.88           400,900             $34,813,278

ITEM 4.    SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 17, 2006 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 27,183,686 shares of the Company's common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:

1. Election of directors to serve until the 2007 Annual Meeting. The following persons were elected. All were management's nominees for election, and all, except Mr. Schade, were serving as directors. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

         Nominee                       For                 Withheld
         ----------------------        ----------          ----------
         Keith Bradley                 26,552,806            630,610
         Richard E. Caruso             18,530,760          8,652,926
         Stuart M. Essig               26,961,041            221,645
         Christian S. Schade           27,015,524            168,162
         James M. Sullivan             26,973,882            209,804
         Anne M. VanLent               26,605,034            578,652

2. Ratification of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the current fiscal year was ratified. The tabulation of votes was as follows:

         For               Against          Abstentions
         ----------        ---------        ------------
         26,718,535        162,852          2,293

ITEM 6.  EXHIBITS

10.1 Severance Agreement, dated as of March 1, 2006, by and between Integra LifeSciences Holdings Corporation and Deborah A. Leonetti. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2006).

10.2 Severance Agreement, dated as of March 1, 2006, by and between Integra LifeSciences Holdings Corporation and Robert D. Paltridge. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 13, 2006).

10.3 Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2006)

10.4 Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2006)

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                             INTEGRA LIFESCIENCES HOLDINGS CORPORATION



Date:  August 9, 2006          /s/ Stuart M. Essig
                              -------------------
                              Stuart M. Essig
                              President and Chief Executive Officer

Date:  August 9, 2006         /s/ Maureen B. Bellantoni
                              -------------------
                              Maureen B. Bellantoni
                              Executive Vice President and Chief
                              Financial Officer

EXHIBITS

10.1 Severance Agreement, dated as of March 1, 2006, by and between Integra LifeSciences Holdings Corporation and Deborah A. Leonetti. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2006).

10.2 Severance Agreement, dated as of March 1, 2006, by and between Integra LifeSciences Holdings Corporation and Robert D. Paltridge. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 13, 2006).

10.3 Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2006)

10.4 Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2006)

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002