Form 10-Q
period 2006-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2006-11-09
CIK 917520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                           COMMISSION FILE NO. 0-26224

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                        51-0317849
---------------------------------------     -------------------------------
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

          311 ENTERPRISE DRIVE
          PLAINSBORO, NEW JERSEY                     08536
---------------------------------------     --------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [ ]  No [X]

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 6, 2006 was 27,771,327.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

                                     INDEX

                                                                    Page Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (Unaudited)......................3

Condensed Consolidated Balance Sheets as of September 30, 2006 and
December 31, 2005 (Unaudited)..................................................4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)...........................5

Notes to Unaudited Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........35

Item 4.  Controls and Procedures..............................................36


PART II.                   OTHER INFORMATION

Item 1.  Legal Proceedings....................................................37

Item 1A. Risk Factors.........................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........41

Item 6.  Exhibits.............................................................42



SIGNATURES....................................................................43



EXHIBITS......................................................................44

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (UNAUDITED)

(In thousands, except per share amounts)


                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                         2006             2005             2006            2005
                                                         ----             ----             ----            ----
Total Revenue..................................        $116,647          $69,334         $293,903       $204,951
Costs and Expenses:
Cost of product revenues.......................          47,559           26,394          116,869         78,423

Research and development ......................          10,991            3,110           20,518          9,256

Selling, general and administrative ...........          43,431           22,653          111,770         72,610

Intangible asset amortization .................           2,852            1,085            6,150          3,470
                                                        -------          -------         --------         ------

     Total costs and expenses .................         104,833           53,242          255,307        163,759

Operating income ..............................          11,814           16,092           38,596         41,192

Interest income ...............................             375              952            1,993          2,813

Interest expense ..............................          (4,362)          (1,345)          (8,117)        (3,094)

Other income (expense), net ...................          (1,765)              (4)          (1,832)          (638)
                                                        -------          -------         --------         -------

Income before income taxes ....................           6,062           15,695           30,640          40,273

Income tax expense ............................           3,468            5,213           11,364          13,693
                                                        -------          -------         --------         -------

Net income.....................................         $ 2,594          $10,482         $ 19,276        $ 26,580
                                                        =======          =======         ========        ========

Basic net income per share ....................          $ 0.09           $ 0.35           $ 0.65          $ 0.88

Diluted net income per share ..................          $ 0.09           $ 0.33           $ 0.64          $ 0.82

Weighted average common
shares outstanding :
     Basic ....................................          29,193           30,039           29,457          30,334

     Diluted ..................................          29,867           34,297           30,162          34,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)

                                                                             September 30, 2006        December 31, 2005
ASSETS
Current Assets:
     Cash and cash equivalents.........................................         $  24,322             $  46,889
     Short-term investments ...........................................                --                80,327
     Accounts receivable, net of allowances of
         $4,520 and $3,508 ............................................            76,715                49,007
     Inventories, net .................................................            93,773                67,476
     Deferred tax assets...............................................            11,337                10,842
     Prepaid expenses and other current assets ........................            13,352                11,411
                                                                                ---------             ---------

         Total current assets .........................................           219,499               265,952

Non-current investments................................................                --                16,168
Property, plant, and equipment, net ...................................            40,659                27,451
Identifiable intangible assets, net ...................................           178,354                64,569
Goodwill...............................................................           158,243                68,364
Other assets ..........................................................             7,705                 5,928
                                                                                ---------             ---------

Total assets ..........................................................         $ 604,460             $ 448,432
                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Borrowings under senior credit facility...........................            87,000                    --
     Convertible securities............................................           115,205                    --
     Accounts payable, trade ..........................................            16,255                 8,978
     Income taxes payable .............................................                --                   715
     Deferred revenue .................................................             4,986                    88
     Accrued expenses and other current liabilities ...................            32,010                21,506
                                                                                ---------             ---------

         Total current liabilities ....................................           255,456                31,287

Long-term debt ........................................................             4,889               118,378
Deferred tax liabilities ..............................................            33,094                 2,520
Other liabilities......................................................             5,540                 6,429
                                                                                ---------             ---------

Total liabilities .....................................................           298,979               158,614

Commitments and contingencies (see Footnote 11)                                        --                    --

Stockholders' Equity:
     Common stock; $0.01 par value; 60,000 authorized shares;
         31,190 and 29,823 issued at September 30, 2006 and
         December 31, 2005, respectively ..............................               312                   298

     Additional paid-in capital .......................................           353,415               333,179
     Treasury stock, at cost; 3,226 and 2,368 shares at
         September 30, 2006 and December 31, 2005, respectively .......          (107,640)              (75,815)
     Accumulated other comprehensive income (loss):
         Unrealized loss on available-for-sale securities, net of tax .                --                  (801)
         Foreign currency translation adjustment ......................             5,010                (2,300)
         Minimum pension liability adjustment, net of tax .............            (1,821)               (1,672)
     Retained earnings.................................................            56,205                36,929
                                                                                ---------             ---------

         Total stockholders' equity ...................................           305,481               289,818
                                                                                ---------             ---------

Total liabilities and stockholders' equity ............................         $ 604,460             $ 448,432
                                                                                =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                 Nine Months Ended September 30,
                                                                                    2006                  2005
                                                                                    ----                  ----
OPERATING ACTIVITIES:
Net income ............................................................         $ 19,276                $ 26,580
Adjustments to reconcile net income to net cash provided by
   operating activities:
         Depreciation and amortization ................................           13,181                   8,488
         Deferred income tax provision (benefit) ......................           (7,821)                 10,004
         Amortization of discount/premium on investments ..............              364                   1,543
         Loss of sale of assets/ investments ..........................            1,112                      --
         Amortization of bond issuance costs...........................            1,910                     611
         Share-based compensation .....................................           10,499                      77
         Excess tax benefits from stock-based compensation arrangements             (730)                     --
         In-process research and development...........................            5,600                     500
         Other, net ...................................................              200                      40
     Changes in assets and liabilities, net of business acquisitions:..
         Accounts receivable ..........................................          (18,373)                  2,975
         Inventories ..................................................             (527)                (11,505)
         Prepaid expenses and other current assets ....................             (460)                 (5,139)
         Other non-current assets .....................................             (114)                    144
         Accounts payable accrued expenses and other liabilities.......            4,215                  (1,337)
         Income taxes payable .........................................             (316)                   (869)
         Deferred revenue .............................................            4,776                     (72)
         Other accrued expenses and current liabilities................            7,781                   9,677
         Deferred tax liabilities......................................           10,409                      --
         Other non-current liabilities.................................             (214)                    170
                                                                                ---------               --------

Net cash provided by operating activities .............................           50,768                  41,887
                                                                                ---------               --------

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired ...............         (227,114)                (50,527)
Proceeds from sales/maturities of investments..........................          109,872                  39,477
Purchases of available-for-sale investments ...........................          (13,074)                (36,724)
Purchases of property and equipment ...................................           (7,236)                 (6,632)
                                                                                ---------               ---------

Net cash used in investing activities .................................         (137,552)                (54,406)
                                                                                ---------               ---------

FINANCING ACTIVITIES:
Borrowings under senior credit facility................................          140,000                      --
Repayment of loans ....................................................          (54,463)                   (270)
Proceeds from exercised stock options..................................            9,155                   5,368
Excess tax benefits from stock-based compensation arrangements ........              730                      --
Purchases of treasury stock ...........................................          (31,825)                (24,650)
                                                                                ---------               ---------

Net cash provided by (used in) financing activities ...................           63,597                 (19,552)
                                                                                --------                ---------

Effect of exchange rate changes on cash and cash equivalents...........              620                    (432)
                                                                                --------                --------
Net decrease in cash and cash equivalents .............................          (22,567)                (32,503)

Cash and cash equivalents at beginning of period ......................           46,889                  69,855
                                                                                --------                --------

Cash and cash equivalents at end of period ............................         $ 24,322                $ 37,352
                                                                                ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

General

In the opinion of management, the September 30, 2006 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K. The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

We revised our presentation of cost of product revenues in 2006 to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $380,000 and $1,138,000 for the three and nine-month periods ended September 30, 2005, respectively.

Recently Adopted Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), the Company began expensing stock options in the 2006 first quarter using the fair value method prescribed by Statement 123(R). Stock-based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. The Company's income before income taxes and net income for the nine months ended September 30, 2006 were $10.3 million and $3.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25.

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

Statement 123(R) supercedes the Company's previous accounting under Accounting Principals Boards Opinion No. 25 "Accounting for Stock Issued to Employees" for periods subsequent to December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which provides interpretive guidance in applying the provisions of Statement 123(R). The Company has applied the provisions of SAB 107 in its adoption of Statement 123(R). Had compensation cost for the Company's stock option plans been determined based on the fair value of the award at the grant date consistent with Statement 123, the Company's net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

                                                                   Three Months Ended     Nine Months Ended
                                                                   September 30, 2005     September 30, 2005
                                                                   ------------------     ------------------
     Net income, as reported...........................                  $10,482                $26,580
     Add back:  Total stock-based employee compensation
                expense determined under the intrinsic
                value-based method for all awards, net of                   30                       53
                related tax effects...................
     Less:      Total stock-based employee compensation
                expense determined under the fair
                value-based method for all awards, net of
                related tax effects....................                   (1,897)                (5,383)
                                                                        --------                -------

         Pro forma ....................................                  $ 8,615                $21,250
                                                                         =======                =======

     Net income per share:
         Basic:
         As reported ..................................                  $  0.35                $  0.88
         Pro forma ....................................                  $  0.29                $  0.70

         Diluted:
         As reported ..................................                  $  0.33                $  0.82
         Pro forma ....................................                  $  0.28                $  0.67

Statement 123(R) did not change the accounting for stock-based awards granted to non-employees.


Recently Issued Accounting Standards and Other Matters

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R) .. SFAS No. 158 requires the Company to (a) recognize a plan's funded status in its statement of financial position, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending December 31, 2006. The Company believes the implementation of this provision will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this provision may have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company's prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006. The Company believes the implementation of this provision will not have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income tax recognition in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The provisions of FIN 48 are effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial position or results of operations.


2.       BUSINESS ACQUISITIONS

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

Radionics

On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image-guided surgery system.

The following summarizes the fair value of the assets acquired and liabilities assumed:

         Inventory ..................................................             $ 8,201

         Property, plant and equipment ..............................               1,365         Wtd. Avg. Life
                                                                                                  --------------

         Intangible assets:
              Tradename .............................................              18,100           Indefinite
              Customer relationships ................................              20,900            7 years
              Technology ............................................              10,000            10 years
         Goodwill ...................................................              21,054
         Other assets ...............................................                  72
                                                                                  -------

              Total assets acquired .................................              79,692
                                                                                  -------

         Accrued expenses and other current liabilities .............                 425

         Deferred revenue ...........................................               1,605
                                                                                  -------
              Total liabilities assumed .............................               2,030
                                                                                  -------

         Net assets acquired ........................................             $77,662
                                                                                  =======

Management determined the fair value of assets acquired with the assistance of a third-party valuation firm. Certain adjustments were finalized in the second quarter of 2006 relating to the Radionics valuation, which primarily resulted in an increase to intangible assets and a reduction in goodwill of $4 million. The adjustment was related to the finalization of certain assumptions in the valuation of identifiable intangible assets. Additional direct costs of approximately $450,000 were paid in the third quarter and have been added to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Radionics' ultrasonic aspirator product line and the Company's ultrasonic aspirator product lines. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes.

Miltex

On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. ("Miltex") for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex(R), Meisterhand(R), Vantage(R), Moyco(R), Union Broach(R), and Thompson(R) trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex's staff coordinates design, production and delivery of instruments.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

         Inventory ..................................................            $ 16,775

         Other current assets .......................................               7,935

         Property, plant and equipment ..............................               7,699

         Intangible assets:                                                                       Wtd. Avg. Life
                                                                                                  --------------
              Customer relationships ................................              13,100            15 years
              Tradename (Miltex).....................................              13,500           Indefinite
              Tradename (Moyco, Union Branch, Thompson)..............                 300             4 years
              Tradename (other product lines)........................                 600            15 years
              Technology ............................................               1,100            10 years
              Supplier relationships.................................              29,300            30 years
         Goodwill ...................................................              40,431
         Other assets ...............................................                 219
                                                                                 --------

              Total assets acquired .................................             130,959
                                                                                 --------

         Accrued expenses and other current liabilities .............               5,066

         Deferred tax liabilities ...................................              22,588
                                                                                 --------

              Total liabilities assumed .............................              27,654
                                                                                 --------

         Net assets acquired ........................................            $103,305
                                                                                 ========

Management determined the preliminary fair value of assets acquired with the assistance of a third-party valuation firm. Certain adjustments were made in the third quarter of 2006 relating to the Miltex valuation. The most significant of which resulted in the recognition of a $29.3 million supplier relationship intangible asset, a decrease of $1.9 million in the customer relationship intangible asset, a decrease in goodwill of $13.8 million and an increase in deferred tax liabilities of $11.7 million. A portion of the goodwill acquired in the Miltex acquisition is expected to be deductible for tax purposes. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets. Additional changes are not expected to be significant as the allocations are finalized.

Canada Microsurgical, Ltd.

On July 5, 2006, the Company acquired all of the outstanding capital stock of Canada Microsurgical, Ltd. ("CML") for $5.8 million in cash paid at closing, subject to certain adjustments, and $0.1 million of transaction-related costs. In addition, the Company may pay up to an additional 2.1 million Canadian dollars over the next three years, depending on the performance of the business. If and when such amounts are paid, then those payments will be added to goodwill. CML, a long-standing distributor for the Company, has eight sales representatives covering each province in Canada.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

         Inventory ..................................................              $1,576

         Other current assets .......................................               1,121

         Intangible assets:                                                                       Wtd. Avg. Life
                                                                                                  --------------
              Customer relationships ................................               2,994            6 years
              Tradename .............................................               2,140            15 years
              Non-compete............................................                  90            5 years
         Goodwill ...................................................                 610
         Other assets ...............................................                  21
                                                                                   ------

              Total assets acquired .................................               8,552
                                                                                   ------

         Accrued expenses and other current liabilities .............                 686

         Deferred tax liabilities ...................................               1,963
                                                                                   ------

              Total liabilities assumed .............................               2,649
                                                                                   ------

         Net assets acquired ........................................              $5,903
                                                                                   ======

Management determined the preliminary fair value of assets acquired. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets. Additional changes are not expected to be significant as the allocations are finalized.

Kinetikos Medical, Inc.

On July 31, 2006, the Company acquired all of the outstanding capital stock of Kinetikos Medical, Inc. ("KMI") for $39.5 million in cash paid at closing, subject to certain adjustments, and $1.1 million of transaction-related costs. In addition, the Company may pay up to an additional $20 million over the next two years, depending on the performance of the business. If and when such amounts are paid, then those payments will be added to goodwill. Subsequent to closing, the Company implemented certain changes in the KMI business, including eliminating approximately one-half of the positions located in the Carlsbad, California facility. In addition, the Company plans to discontinue operating under the name of KMI before the end of this year and to exit the Carlsbad facility and move the remaining operations to its San Diego facility during 2007. A restructuring provision of $360,000 has been set up on the opening balance sheet in connection with these plans as part of the purchase price allocation.

KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI's reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. The Company has integrated the KMI product line into its U.S. direct sales force while maintaining seven former KMI independent sales agencies. The Company plans to increase sales of KMI products internationally through its well-established Newdeal infrastructure.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

         Inventory ..................................................             $ 2,208

         Other current assets .......................................               2,451

         Property, plant and equipment ..............................               1,646

         Intangible assets:                                                                        Wtd. Avg. Life
                                                                                                   --------------
              Customer relationships ................................               6,100            3.5 years
              Tradename (MBA, UNI2) .................................                 300             5 years
              Developed technology patents...........................               2,000             15 years
              In-process research and development....................               5,600       Expensed immediately
         Goodwill ...................................................              23,624
         Other assets ...............................................               1,260
                                                                                  -------

              Total assets acquired .................................              45,189
                                                                                  -------

         Accrued expenses and other liabilities .....................               1,933

         Deferred tax liabilities ...................................               2,684
                                                                                  -------

              Total liabilities assumed .............................               4,617
                                                                                  -------

         Net assets acquired ........................................             $40,572
                                                                                  =======

Management determined the preliminary fair value of assets acquired with the assistance of a third-party valuation firm. The Company recorded an in-process research and development charge of $5.6 million in the third quarter of 2006 in connection with this acquisition. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets. Additional changes are not expected to be significant as the allocations are finalized.

The results of operations of each of the acquired businesses have been included in the condensed consolidated financial statements since their respective dates of acquisition.

The following unaudited pro forma financial information summarizes the results of operations for the three months and nine months ended September 30, 2006 and 2005 as if the acquisitions had been completed as of the beginning of 2005. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company's statutory rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                    Three Months Ended September 30,   Nine Months Ended September
                                                                                                    30,

(in thousands, except per share amounts)                 2006             2005             2006            2005
                                                         ----             ----             ----            ----
Total Revenue..................................        $117,768         $103,357         $337,692        $305,932

Net income .....................................          7,777           12,286           22,568          23,754
Net income per share:
     Basic .....................................          $0.27            $0.41            $0.77           $0.78

     Diluted ...................................          $0.26            $0.38             $0.75           $0.74

3.       INVENTORIES

Inventories, net consisted of the following (in thousands):

                                                           September 30, 2006    December 31, 2005
Raw materials........................................              $15,138              $13,175
Work-in process......................................               14,331                9,801
Finished goods.......................................               64,304               44,500
                                                                  --------             --------

                                                                   $93,773              $67,476
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

In June 2006, the Company recorded a $1.2 million charge to research and development related to pre-approval inventory associated with a project to develop an ultrasonic aspirator system. The Company discontinued this project in June 2006 following management's review of the Company's existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. Management determined that there was no future, alternative use for the pre-approval inventory in any other development project.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, were as follows:

Balance at December 31, 2005 ...............................................................      $ 68,364
Radionics acquisition ......................................................................        21,054
Newdeal working capital adjustment..........................................................           694
Miltex acquisition (based on preliminary allocation) .......................................        40,431
Canada Microsurgical Ltd. acquisition (based on preliminary allocation) ....................           610
Kinetikos Medical, Inc. acquisition (based on preliminary allocation) .................... .        23,624
Foreign currency translation ...............................................................         3,466
                                                                                                  --------
Balance at September 30, 2006 ..............................................................      $158,243
                                                                                                  ========

The components of the Company's identifiable intangible assets were as follows
(in thousands):

                                                                          September 30, 2006         December 31, 2005

                                                           Weighted
                                                            Average                 Accumulated               Accumulated
                                                             Life         Cost      Amortization    Cost      Amortization
Completed technology ..............................          12 years   $ 32,816     $ (7,669)    $ 18,921     $ (5,691)
Customer relationships ............................          12 years     66,085       (8,705)      22,550       (4,823)
Trademarks/brand names ............................        Indefinite     31,600           --           --           --
Trademarks/brand names ............................          34 years     34,726       (3,700)      31,175       (2,802)
Noncompetition agreements..........................           5 years      7,109       (3,711)       6,943       (2,607)
Supplier relationships.............................          30 years     29,300         (375)          --           --
All other .........................................          15 years      1,620         (742)       2,233       (1,330)
                                                                        --------     ---------    --------     ---------

                                                                        $203,256     $(24,902)    $ 81,822     $(17,253)

Accumulated amortization ..........................                      (24,902)                  (17,253)
                                                                        ---------                 ---------
                                                                        $178,354                  $ 64,569
                                                                        ========                  ========

Annual amortization expense is expected to approximate $11.7 million in 2006, $14.3 million in 2007, $14.0 million in 2008, $12.5 million in 2009, and $10.8 million in 2010. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

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

During the nine months ended September 30, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company may terminate approximately ten additional employees over the next nine to twelve months in connection with this transfer; however no final decision has been made.

In connection with these restructuring activities, the Company has recorded the following charges during the three and nine months ended September 30, 2006 (in thousands):

                                                                               Research      Selling
                                                                   Cost of       and        General and
                                                                    Sales     Development  Administrative   Total
                                                                   -------    -----------  --------------   -----
Involuntary employee termination costs:
Three months ended September 30, 2006..........................      $  63           --           --        $   63
Nine months ended September 30, 2006...........................      $ 418         $ 22           --         $ 440

Below is a reconciliation of the restructuring accrual activity recorded during 2006 (in thousands):

                                                                                        Employee    Facility
                                                                                       Termination   Exit
                                                                                          Costs      Costs      Total
Balance at December 31, 2005 ........................................................     $2,420     $ 124     $2,544
Additions............................................................................        268        --        268
Change in estimate...................................................................        (18)       --        (18)
Payments ............................................................................     (1,991)     (115)    (2,106)
Effects of Foreign Exchange .........................................................        108         5        113
                                                                                          ------     -----     ------

Balance at September 30, 2006 .......................................................     $  787     $  14     $  801
                                                                                          ======     =====     ======

The Company expects to pay all of the remaining costs by the end of 2007.

6.       STOCK-BASED COMPENSATION

As of September 30, 2006, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new awards may be granted under the 1993 Plan or the 1996 Plan.

Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). Statement 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of Statement 123(R) to be classified as financing cash flows. Therefore, as of January 1, 2006, excess tax benefits for the nine months ended September 30, 2006, have been classified as financing cash flows.

At September 30, 2006, there were 6,697,371 shares authorized for issuance under the Plans, with 1,537,024 shares available for grant under the Plans.

Employee stock-based compensation expense recognized under FAS 123(R) was as follows (in thousands, except for per share data):

                                                                              Three Months Ended   Nine Months Ended
                                                                              September 30, 2006   September 30, 2006
Research and development expense............................................           $  168              $   452
Selling, general and administrative.........................................            3,529                9,613
Amortization of amounts previously capitalized to inventory.................              112                  217
                                                                                       ------              -------
Total employee stock-based compensation expense.............................            3,809               10,282
Tax benefit related to employee stock-based compensation expense............           (1,212)              (3,253)
                                                                                       -------             --------
Net effect on net income....................................................           $2,597              $ 7,029
                                                                                       ======              =======

Effect on earnings per share:
         Basic..............................................................           $  .09              $   .24
         Diluted............................................................           $  .09              $   .21

As of September 30, 2006, $111,000 of stock-based compensation costs remain capitalized in inventory based on the underlying employees receiving the awards.

Stock Options

The following is a summary of stock option activity for the nine-month period ended September 30, 2006 (shares in thousands):

                                                                                                    Wtd. Avg.
                                                                                                    Remaining     Aggregate
                                                                                       Wtd. Avg.   Contractual    Intrinsic
                                                                     Stock Options     Ex. Price   Term Years       Value
Outstanding, December 31, 2005..................................           4,001        $27.50
Granted ........................................................              73         35.85
Exercised ......................................................            (436)        21.31
Cancelled ......................................................             (87)        33.30
                                                                           -----         -----

Outstanding, September 30, 2006.................................           3,551        $28.28         4.3      $32.7 million
                                                                          ======

Options exercisable at September 30, 2006.......................           2,146        $25.06         3.4      $26.6 million

The intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $7.7 million and $8.7 million, respectively. The weighted-average per share fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $15.35 and $14.49, respectively.

As of September 30, 2006, there was approximately $18.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately
2.8 years.

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

                                                    Three Months Ended September 30,  Nine Months Ended September 30,

                                                         2006             2005             2006            2005
                                                         ----             ----             ----            ----
Dividend yield.................................           0%               0%               0%               0%
Expected volatility ............................         43%              43%              43%              43%
Risk free interest .............................        4.3%             3.4%             3.4%             3.4%
Expected life of option from grant date.........        5.4 years        5.4 years        5.4 years        5.4 years

The Company received proceeds of $9.2 million and $5.4 million from stock option exercises for the nine months ended September 30, 2006 and 2005, respectively.

Awards of Restricted Stock, Performance Stock and Contract Stock

The following is a summary of awards of restricted stock, performance stock and contract stock for the nine-month period ended September 30, 2006 (shares in thousands):

                                                                                           Performance Stock and
                                                        Restricted Stock Awards            Contract Stock Awards

                                                                      Wtd. Avg. Fair                  Wtd. Avg. Fair
                                                        Shares       Value Per Share     Shares      Value Per Share
Unvested, December 31, 2005....................           19             $ 35.08            --              --
Grants .........................................         168               38.43           218         $ 35.41
Vested .........................................         ---                  --            --              --
Cancellations...................................          (6)              37.68            --              --
                                                         ---                               ---

Unvested, September 30, 2006....................         181             $ 38.11           218         $ 35.41
                                                         ===                               ===

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of September 30, 2006, there was approximately $11.2 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years. The Company granted 13,496 restricted stock awards with a weighted average fair value of $34.08 during the nine months ended September 30, 2005.

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

7.       RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom and its former manufacturing plant in Tuttlingen, Germany. Net periodic benefit costs for the Company's defined benefit pension plans included the following amounts (in thousands):

                                                                         Three Months Ended       Nine Months Ended
                                                                           September 30,            September 30,

                                                                          2006         2005        2006       2005
                                                                          ----         ----        ----       ----
     Service cost ..............................................          $ 53         $ 61       $ 157       $ 185
     Interest cost .............................................           142          103         424         313
     Expected return on plan assets ............................          (124)         (85)       (370)       (260)
     Recognized net actuarial loss..............................            54           34         162         106
                                                                         -----        -----       -----       -----

     Net periodic benefit cost .................................         $ 125        $ 113       $ 373       $ 344
                                                                         =====        =====       =====       =====

The Company made $126,000 and $167,000 of contributions to its defined benefit pension plans for the nine months ended September 30, 2006 and 2005 respectively.

8.       COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,

                                                               2006            2005           2006          2005
                                                               ----            ----           ----          ----
Net income ..............................................     $2,594        $10,482         $19,276      $26,580
Foreign currency translation adjustment .................      1,312           (232)          7,310       (9,978)
Unrealized holding gains (losses) on
     available-for-sale securities, net of tax...........        522             --             784         (163)
Reclassification adjustment for losses included in net
     income, net of tax..................................       (237)            --              17           18

Minimum pension liability adjustment, net of tax.........        (55)            --            (149)          --
                                                              ------        -------         -------      -------
Comprehensive income ....................................     $4,136        $10,250         $27,238      $16,457
                                                              ======        =======         =======      =======

9.       NET INCOME PER SHARE

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,

                                                              2006           2005           2006            2005
                                                              ----           ----           ----            ----
Basic net income per share:

Net income.........................................         $ 2,594      $10,482           $19,276        $26,580

Weighted average common shares outstanding ........          29,193       30,039            29,457         30,334

Basic net income per share ........................         $  0.09      $  0.35           $  0.65        $  0.88

Diluted net income per share:

Net income ........................................
                                                            $ 2,594      $10,482           $19,276        $26,580
Add back: Interest expense and other income/(expense)
          related to convertible notes payable, net
          of tax ..................................              --          800                --          1,832
                                                            -------      -------           -------        -------

Net income applicable to common stock..............         $ 2,594      $11,282           $19,276        $28,412
                                                            =======      =======           =======        =======

Weighted average common shares outstanding - Basic           29,193       30,039            29,457         30,334
Effect of dilutive securities:
     Stock options and restricted stock............             674          744               705            879
     Shares issuable upon conversion of notes payable
                                                                 --        3,514                --          3,514
                                                            -------      -------           -------         ------
Weighted average common shares for diluted earnings
per share..........................................          29,867       34,297            30,162         34,727
                                                             ======       ======            ======         ======
Diluted net income per share.......................         $  0.09       $ 0.33           $  0.64         $ 0.82

Options outstanding at September 30, 2006 and 2005 to acquire approximately 1.8 million shares and 921,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended September 30, 2006 and 2005, respectively, because their effects would be anti-dilutive. Options outstanding at September 30, 2006 and 2005 to acquire approximately 1.9 million shares and 624,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the nine months ended September 30, 2006 and 2005, respectively, because their effects would be anti-dilutive. The Company excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2006 approximately 3.5 million shares issuable upon conversion of its convertible notes payable because their effects would be anti-dilutive.

10.      SEGMENT AND GEOGRAPHIC INFORMATION

The Company's management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in neurosurgery, reconstructive surgery and general surgery.

In 2006, the Company revised the manner in which it presents its revenues. The Company now presents its revenues in two categories: Neurosurgical / Orthopedic Implants and Medical / Surgical Equipment. This change better aligns our product categories by functional product characteristic and intended use. The Company's revenues were as follows (in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                          2006           2005           2006           2005
                                                          ----           ----           ----           ----
Revenue:
     Neurosurgical and Orthopedic Implants ........     $ 43,136       $ 33,516       $118,778       $ 99,219
     Medical Surgical Equipment....................       73,511         35,818        175,125        105,732
                                                          ------         ------        -------        -------

Total Revenue .....................................     $116,647       $ 69,334       $293,903       $204,951
                                                        ========       ========       ========       ========

Certain of the Company's products, including the DuraGen(R) and NeuraGen(TM) product families and the INTEGRA(R) Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 23% and 32% of total revenues in each of the three-month periods ended September 30, 2006 and 2005, respectively, and 26% and 31% of total revenues in each of the nine-month periods ending September 30, 2006 and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue could have a material adverse effect on the Company's current business or its ability to expand its business.


Total revenues by major geographic area are summarized below (in thousands):

                                                                  United                 Asia       Other
                                                                  States     Europe     Pacific    Foreign    Total
Three months ended September 30, 2006.......................    $ 88,740   $ 21,165    $ 2,815    $ 3,927   $116,647
Three months ended September 30, 2005.......................      53,504     10,443      2,662      2,725     69,334


Nine months ended September 30, 2006........................    $220,393   $ 56,884    $ 8,809    $ 7,817   $293,903
Nine months ended September 30, 2005........................     152,623     36,187      8,443      7,698    204,951

11.      COMMITMENTS AND CONTINGENCIES

In consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on the sales of products that relate to those granted rights and licenses. Royalty payments under these agreements by the Company were not significant for any of the periods presented.

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

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. ss.271(e)(1) when it rejected the challenge of Merck KGaA to the jury's finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court was to have reviewed the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court occurred in June 2006, and a ruling is expected by the end of this year. Further enforcement of the trial court's order has been stayed. We have not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

In addition to these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

12.      CONTINGENT CONVERTIBLE NOTES

On September 27, 2006, the Company exchanged of $115.2 million (out of a total of $120.0 million) of its 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the "old notes")for the equivalent amount of 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the "new notes"). The terms of the new notes are substantially similar to those of the old notes, except that the new notes have a net share settlement feature and include "takeover protection," whereby the Company will pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature requires that, upon conversion of the new notes, the Company will pay holders in cash for up to the principal amount of the converted new notes, with any amounts in excess of this cash amount settled, at the election of the Company, in cash or shares of our common stock. Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes.

In addition, since the closing price of the Company's stock on the issuance date of the new notes was higher than the market price trigger of the new notes, the holders have the option to convert their notes into cash, and if applicable, shares of our common stock at any time. As a result, $115.2 million of contingent convertible notes have been classified as current liabilities on the balance sheet. The Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old notes that were exchanged.

13.      SUBSEQUENT EVENT

In October 2006, the Company exchanged an additional $4.3 million of old notes in exchange for an equal amount of new notes under the same terms of the exchange offer which expired on September 27, 2006.

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

In 2006, we revised the manner in which we present our revenues. This change better aligns our product categories by functional product characteristic and intended use. We now present revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes dural grafts that are indicated for the repair of the dura matter, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our Medical Surgical Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery and dental procedures, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain.

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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. We develop and manufacture these products primarily in our facilities in Plainsboro, New Jersey and Puerto Rico. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 26% and 31% of total revenues in each of the nine-month periods ended September 30, 2006 and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company's products containing material derived from bovine tissue, could have a material adverse effect on the Company's current business or its ability to expand its business.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth, derived through acquisitions and products developed internally, gross margins on total revenues, operating margins, which we aim to continually expand on as we leverage our existing infrastructure, and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the nine months ended September 30, 2006 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2005, we have acquired the following businesses:

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

On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics' products include the CUSA EXcel(R) ultrasonic surgical aspiration system, the CRW(R) stereotactic system, the XKnife(R) stereotactic radiosurgery system, and the OmniSight(R) EXcel image guided surgery system.

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

On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. ("Miltex") for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex(R), Meisterhand(R), Vantage(R), Moyco(R), Union Broach(R), and Thompson(R) trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex's staff coordinates design, production and delivery of instruments.

On July 5, 2006, we acquired a direct sales force in Canada through the acquisition of our longstanding distributor, Canada Microsurgical Ltd. Canada Microsurgical has eight sales representatives covering each province in Canada. We paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing and $0.1 million of transaction related costs. In addition, we may pay up to an additional 2.1 million Canadian dollars over the next three years, depending on the performance of the business.

On July 31, 2006 we acquired the shares of Kinetikos Medical, Inc. ("KMI") for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI's reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. The Company has integrated the KMI product line into its U.S. direct sales force while maintaining seven former KMI independent sales agencies. The Company plans to increase sales of KMI products internationally through our well-established Newdeal infrastructure.

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

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant and we continue to transfer certain assembly, processing and packaging operations to our San Diego and Puerto Rico facilities. During the nine months ended September 30, 2006, the Company terminated four employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico. The Company may terminate approximately ten additional employees over the next nine to twelve months in connection with this transfer; however no final decision has been made.

In connection with these restructuring activities, we recorded employee termination costs of $63,000 and $440,000, respectively, during the three and nine months ended September 30, 2006.

While we expect to achieve a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities into further expanding our European sales, marketing and distribution organization, and integrating the Radionics and KMI businesses into our existing sales and distribution network.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006 was $2.6 million, or $0.09 per diluted share, as compared to net income of $10.5 million, or $0.33 per diluted share, for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 was $19.3 million, or $0.64 per diluted share, as compared to a net income of $26.6 million, or $0.82 per diluted share, for the nine months ended September 30, 2005.

These amounts include the following charges (in thousands):

                                                                           Three Months Ended     Nine Months Ended
                                                                              September 30,         September 30,

                                                                             2006       2005       2006       2005
                                                                             ----       ----       ----       ----
Acquisition-related charges:

   Inventory fair market value purchase accounting adjustments .....     $ 1,399     $   --      $ 4,012     $  466
   Acquired in-process research and development.. ..................       5,600        500        5,600        500

Charges associated with convertible debt exchange offer.............       1,792         --        1,879         --

Charges associated with termination of interest rate swap...........       1,425         --        1,425         --

Employee termination and related costs..............................          63        666          440      2,740
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and
     related costs..................................................         582        492        1,299      1,314
Impairment of inventory and fixed assets related to discontinued
     development project and product lines..........................          --         --        1,578        478
                                                                         -------     ------      -------     ------
Total...............................................................     $10,861     $1,658      $16,233     $5,498
                                                                         =======     ======      =======     ======

Of these amounts, $5.4 million and $1.8 million were charged to cost of product revenues in the nine-month periods ended September 30, 2006 and 2005, respectively, and $7.2 million and $1.0 million was charged to research and development in the nine months ended September 30, 2006. The remaining amounts were primarily charged to selling, general and administrative expenses.

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

Net income for the three and nine months ended September 30, 2006 also includes approximately $2.6 million and $7.0 million, respectively, net of tax, of stock-based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards No 123(R) "Shared Based Payment".

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows (in thousands):

                                                                           Three Months Ended     Nine Months Ended
                                                                              September 30,         September 30,
                                                                             2006      2005       2006        2005
                                                                             ----      ----       ----        ----
Neurosurgical and Orthopedic Implants ...............................     $43,136   $33,516     $118,778     $99,219
Medical Surgical Equipment...........................................      73,511    35,818      175,125     105,732
                                                                          -------   --------    --------     --------

Total revenue .......................................................    $116,647   $69,334     $293,903    $204,951

Cost of product revenues ............................................      47,559    26,394      116,869      78,423
                                                                         --------   -------     --------    --------
Gross margin on total revenues ......................................      69,088    42,940      177,034     126,528
Gross margin as a percentage of total revenues ......................          59%       62%          60%         62%

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Gross Margin

For the quarter ended September 30, 2006, total revenues increased 68% over the prior-year period to $116.6 million. Domestic revenues increased $35.7 million to $89.1 million, or 76% of total revenues, as compared to 77% of revenues in the three months ended September 30, 2005.

In the Neurosurgical and Orthopedic Implants category, sales of our reconstructive surgery implant products continued to grow strongly. Rapid growth in nerve and dermal repair products and sales of products for the hand, foot and ankle accounted for much of the increase in implant product revenues. INTEGRA(TM) dermal repair product revenues increased 32% over the third quarter of 2005, nerve repair product revenues increased by 44%, and our hand, foot and ankle products more than doubled. Revenues from bone graft and collagen dental products increased by 57% over the third quarter of 2005. KMI products contributed $1.9 million of sales to the quarter.

In the Medical Surgical Equipment category, increased sales of our JARIT(R) surgical instrument lines and sales of the recently acquired Radionics and Miltex products provided the year-over-year growth in equipment product revenues for the third quarter. Radionics, Miltex and non-Integra distributed products sold through our former Canadian distributor (all acquired in 2006) contributed $33.8 million of sales to the quarter.

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

In 2006, we revised our presentation of cost of product revenues to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $673,000 and $379,000 for the three-month period ended September 30, 2006 and 2005, respectively.

Gross margin on total revenues in the third quarter of 2006 was 59.2%. Strong sales growth in many higher gross margin products was offset by sales of the relatively lower-margin Radionics and Miltex products. We recognized $1.4 million in inventory fair value purchase accounting adjustments from acquisitions as the products were sold, a $1.3 million change in estimate related to consignment inventory and $582,000 in restructuring and manufacturing transfer and systems integration costs. These charges reduced our gross margin in the third quarter of 2006 by approximately 2 percentage points.

We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues, but be offset slightly by relatively lower gross margin generated from sales of Radionics and Miltex products. Also, we now invoice hospital customers directly for sales of JARIT instruments rather than distributors. This has resulted in increased product revenues as a result of higher selling prices, a higher gross margin, and also increased selling expenses from commissions paid to distributors.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

                                                 Three Months Ended
                                                   September 30,
                                                2006           2005
                                                ----           ----
Research and development ....................     9%             4%
Selling, general and administrative .........    37%            33%
Intangible asset amortization ...............     2%             2%
Total other operating expenses ..............    49%            39%

Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $30.4 million, or 113%, to $57.3 million in the third quarter of 2006, compared to $26.8 million in the third quarter of 2005. The increase is partially related to a $5.6 million in-process research and development charge related to the acquisition of KMI, a $3.7 million stock-based compensation expense associated with the adoption of Statement 123(R) (the majority of which is included in selling, general and administrative expense) and higher commission expenses associated with the JARIT direct bill initiative. Expenses also increased because of the continued expansion of our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses. The recently acquired Radionics, Miltex, KMI and our former Canadian distributor businesses contributed approximately $8.9 million in other operating expenses in the third quarter 2006.

Research and development expenses in the third quarter of 2006 increased by $7.9 million compared to the prior-year period. Included in research and development costs were a $5.6 million in-process research and development charge related to the KMI acquisition, a $0.5 million charge related to an upfront payment pursuant to a new product development alliance and $168,000 of stock-based compensation expenses associated with the adoption of Statement 123(R). In connection with our acquisition of Radionics and KMI, research and development expenses increased by $1.1 million in the third quarter ended September 30, 2006. There was also an overall increase of $1.5 million associated with product development initiatives compared to the prior-year period. Our research and development efforts in 2006 are expected to be focused on clinical activities directed towards expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus(TM) Adhesion Barrier Matrix product, and development of a next-generation ultrasonic aspirator system.

Selling, general and administrative expenses increased $20.8 million, or 92%, as compared to the prior-year period to $43.4 million. The increase in selling, general and administrative expenses includes $3.5 million of stock-based compensation expense associated with the adoption of Statement 123(R) and higher commission expenses associated with the JARIT direct bill initiative. Selling, general and administrative costs also increased in the third quarter of 2006 in connection with the recently acquired Radionics, Miltex and KMI businesses. We also continued to expand our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect that we will continue to incur costs related to these activities during the remainder of 2006 and 2007 as we complete these ongoing activities.

Amortization expense increased in the third quarter of 2006 as a result of amortization of intangible assets from acquisitions completed in 2006.

Non-Operating Income and Expenses

Interest expense primarily relates to the $120 million of 2 1/2% contingent convertible subordinated notes that we have outstanding and a related interest rate swap agreement, which was terminated on September 27, 2006 and interest on the used and unused portion of the $200 million senior secured credit facility that we established in December 2005. The increase in interest expense in the third quarter of 2006 is primarily related to the write-off of unamortized debt issuance costs related to the old notes and interest associated with the credit facility that was established in December 2005. In the third quarter of 2006, we made net additional borrowings of $23 million under our credit facility.

On September 27, 2006, the Company exchanged $115.2 million (out of a total of $120.0 million) of its old contingent convertible notes for the equivalent amount of new notes. See Note 12 to the unaudited condensed consolidated financial statements for a further discussion. In connection with the exchange of our convertible notes, the Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old contingent convertible notes that were exchanged. Our reported interest expense for the three-month period ended September 30, 2005 included $204,000 of non-cash amortization of debt issuance costs.

We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In the third quarter of 2006, the change in the estimated fair value of the contingent interest obligation increased interest expense by $104,000. In the third quarter of 2005, the fair value increased by $300,000.

On September 27, 2006, we terminated an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended "Accounting for Derivative Instruments and Hedging Activities". The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended September 30, 2006 and 2005 was $345,000 and $100,000, respectively.

The Company paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. The termination payment was already accrued by the Company. During the three months ended September 30, 2005, the net fair value of the interest rate swap increased $500,000 to $2.0 million, and the carrying value of our convertible notes decreased by $512,000. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income/(expense), net.

Our income tax expense was $3.5 million and $5.2 million for the three-month periods ended September 30, 2006 and 2005, respectively. The overall effective tax rate for the three months ended September 30, 2006 and 2005 was 57.2% and
33.2 %, respectively. The third quarter of 2006 included a $5.6 million in-process research and development charge related to the KMI acquisition which is not deductible for tax purposes. The effective tax rate for the third quarter of 2006 would have been 29.7% without this charge. The decrease in the effective income tax rate in 2006 was primarily due to a continued favorable impact of various planning and reorganization initiatives, a change in the geographic mix of earnings and losses and our realization of additional deductions related to qualified production activities income provided for under the American Jobs Creation Act of 2004.

In 2006, we have used all of our remaining unrestricted and current year allowable acquired net operating loss carryforwards to offset 2006 taxable income. At September 30, 2006, several of our subsidiaries had unused net operating loss carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses.

Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.


NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Gross Margin

For the nine months ended September 30, 2006, total revenues increased 43% over the prior-year period to $293.9 million. Domestic revenues increased $67.8 million to $220.4 million, or 75% of total revenues, as compared to 74% of revenues in the nine months ended September 30, 2005.

In the Neurosurgical and Orthopedic Implants category, sales of our Reconstructive Surgery implant products continued to grow strongly. Rapid growth in the NeuraGen(TM) Nerve Guide, the INTEGRA(TM) dermal repair products and sales of products for the hand, foot and ankle accounted for much of the increase in implant product revenues. INTEGRA(TM) dermal repair product revenues increased approximately 33% over the nine months of 2005, nerve repair product revenues increased by 40%, and our Newdeal(TM) foot and ankle products increased approximately 37%.

Sales of Reconstructive Surgery products continued their fast growth, while our Neurosurgery products, including the DuraGen(R) family of duraplasty products continued to grow modestly. Increased revenues of the Absorbable Collagen Sponge that we supply for use in Medtronic's INFUSE(TM) bone graft product and of the dental products we supply to Zimmer also contributed to the growth in implant revenues.

In the Medical Surgical Equipment category, increased sales of our JARIT(R) surgical instrument lines and sales of the recently acquired Radionics and Miltex products provided the year-over-year growth in equipment product revenues for the nine months. Sales of Radionics and Miltex products contributed $59.5 million in the nine months ended September 2006.

In 2006, we revised our presentation of cost of product revenues to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the condensed consolidated statement of operations. We have revised prior period amounts to conform to the current year's presentation. This revision increased cost of product revenues by $1.8 million and $1.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Gross margin on total revenues in the nine months of 2006 was 60.2%. Although we had strong sales growth in many higher gross margin products, we recognized $4.0 million in inventory fair value purchase accounting adjustments from acquisitions as the products were sold and $1.3 million in restructuring and manufacturing transfer and systems integration costs. These charges reduced our gross margin by approximately 2%. We recognized the impact of $466,000 of inventory fair value purchase accounting adjustments in the nine months of 2005. Additionally, in the second quarter of 2006 we recorded a $1.2 million impairment charge to cost of product revenues against a range of electrosurgical generators and accessories sold exclusively in Europe following a review of on-hand inventory quantities of those products in relation to expected demand for that product line.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

                                                 Nine Months Ended
                                                   September 30,

                                                 2006        2005
                                                 ----        ----
Research and development ......................   7%          5%
Selling, general and administrative ...........  38%         35%
Intangible asset amortization..................   2%          2%
Total other operating expenses.................  47%         42%

Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $53.1 million, or 62%, to $138.4 million in the nine months of 2006, compared to $85.3 million in the nine months of 2005. The increase includes $10.1 million of stock-based compensation expense associated with the adoption of Statement 123(R) (the majority of which is included in selling, general and administrative expense). Businesses we acquired in 2006 contributed approximately $15.0 million of other operating expenses for the nine-month period ended September 30, 2006.

Research and development expenses increased $11.3 million in the nine months of 2006 and included a $5.6 million in-process research and charge associated with the KMI acquisition, $452,000 of stock-based compensation expenses associated with the adoption of Statement 123(R), $2.3 million of research and development activities from the recently acquired Radionics and KMI businesses, a $1.6 million charge related to the discontinued ultrasonic aspirator development project and a $0.5 million charge related to an upfront payment pursuant to a new product development alliance.

Selling, general and administrative expenses increased $39.2 million, or 54%, as compared to the prior-year period to $111.8 million. This increase is primarily related to a $9.6 million stock-based compensation expense associated with the adoption of Statement 123(R), higher commission costs associated with the Jarit distributor network, and operating costs associated with the recently acquired Radionics and Miltex businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system, the relocation and expansion of our domestic and international distribution capabilities through third-party service providers, the continued expansion of our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses also contributed to the increase. We expect that we will continue to incur costs related to these activities during the remainder of 2006 and 2007 as we complete these ongoing activities.

Amortization expense increased by approximately $2.7 million in the nine months of 2006 as a result of amortization of intangible assets from the acquisitions completed in 2006.

Non-Operating Income and Expenses

The increase in interest expense in the nine months of 2006 is primarily related to an increase in the variable rate that we paid on our $50 million interest rate swap, which was terminated on September 27, 2006, the write-off of unamortized debt issuance costs related to the old contingent convertible notes and interest on the used and unused portion of the $200 million senior credit facility that was established in December 2005. In the nine months ended September 30, 2006, we made net borrowings of $87 million under our credit facility.

On September 27, 2006, the Company exchanged $115.2 million (out of a total of $120.0 million) of its old contingent convertible notes for the equivalent amount of new notes. See Note 12 to the unaudited condensed consolidated financial statements for a further discussion. In connection with the exchange of our convertible notes, the Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old contingent convertible notes that were exchanged. Our reported interest expense for the nine-month periods ended September 30, 2006 and 2005 included $599,000 and $611,000, respectively, of non-cash amortization of debt issuance costs.

We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. Changes in the estimated fair value of the contingent interest obligation increased interest expense by $271,000 and $78,000 for the nine months ended September 30, 2006 and 2005, respectively.

On September 27, 2006, we terminated an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense. Interest expense associated with the interest rate swap for the nine months ended September 30, 2006 was $827,000. Interest expense for the nine months ended September 30, 2005 included an insignificant benefit associated with the interest rate swap.

The Company paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. The termination payment was already accrued by the Company. During the nine months ended September 30, 2005, the net fair value of the interest rate swap increased $0.6 million to $2.0 million, and this amount was included in other liabilities. The net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represents the ineffective portion of the hedging relationship, and this amount is recorded in other income (expense), net.

Our income tax expense was $11.4 million and $13.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The overall effective tax rate for the nine months ended September 30, 2006 and 2005 was 37.1% and 34.0%, respectively. The third quarter of 2006 included a $5.6 million in-process research and development charge which is not deductible for tax purposes. The effective tax rate for the nine months of 2006 would have been 31.4% without this charge. The decrease in the effective income tax rate in 2006 was primarily due to a continued favorable impact of various planning and reorganization initiatives, a change in the geographic mix of earnings and losses and our realization of additional deductions related to qualified production activities income provided for under the American Jobs Creation Act of 2004.


INTERNATIONAL PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below (in thousands):

                                                            United                     Asia       Other
                                                            States        Europe      Pacific     Foreign     Total
                                                            ------        ------      -------     -------     -----
Three months ended September 30, 2006..............       $ 88,740       $ 21,165    $  2,815     $  3,927    $116,647
Three months ended September 30, 2005..............         53,504         10,443       2,662        2,725      69,334

Nine months ended September 30, 2006...............        220,393         56,884       8,809        7,817     293,903
Nine months ended September 30, 2005...............        152,623         36,187       8,443        7,698     204,951

For the three months ended September 30, 2006, revenues from customers outside the United States totaled $27.9 million, or 24% of total revenues, of which approximately 82% were to European customers. Revenues from customers outside the United States included $22.3 million of revenues generated in foreign currencies.

In the three months ending September 30, 2005, revenues from customers outside the United States totaled $15.8 million, or 23% of total revenues, of which approximately 66% were from European customers. Revenues from customers outside the United States included $12.0 million of revenues generated in foreign currencies.

For the nine months ended September 30, 2006, revenues from customers outside the United States totaled $73.5 million, or 25% of total revenues, of which approximately 77% were to European customers. Revenues from customers outside the United States included $52.9 million of revenues generated in foreign currencies.

In the nine months ending September 30, 2005, revenues from customers outside the United States totaled $52.3 million, or 26% of total revenues, of which approximately 69% were from European customers. Revenues from customers outside the United States included $41.0 million of revenues generated in foreign currencies.

Because we have operations based in Europe and we generate revenues and incur operating expenses in Euros and British pounds, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We currently do not hedge our exposure to foreign currency risk. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2006, we had cash and cash equivalents totaling approximately $24.3 million. In the third quarter of 2006, we liquidated the remaining $16.7 million of our current and non-current investments.

Cash Flows

Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $56.8 million for the year ended December 31, 2005 and $50.8 million for the nine months ended September 30, 2006. Operating cash flows for the nine months ended September 30, 2005 were $41.9 million. Overall, operating cash flows in the nine months ended of 2006 were negatively affected by subsequent investments in working capital made in connection with the Radionics acquisition.

Our principal uses of funds during the nine-month period ended September 30, 2006 were $227.1 million for acquisition consideration, $31.8 million paid for the purchase of 857,650 shares of our common stock and $7.2 million in capital expenditures. We received $96.8 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $50.4 million in operating cash flows for the nine months ended September 30, 2006, we received $9.2 million from the issuance of common stock through the exercise of stock options during the period and $87.0 million from borrowings under our credit facility.

Working Capital

At September 30, 2006 we have a negative working capital of $36.3 million compared to a positive working capital on December 31, 2005 of $234.7 million. The decrease in working capital is primarily related to the use of $227.1 million for acquisition consideration in the first nine months of 2006. Also contributing to this decrease is the reclassification of $115.2 million of contingent convertible notes to current liabilities. Such classification is made since the closing price of the Company's stock on the issuance date of the new notes was higher than the market price trigger of the new notes, the holders have the option to convert their notes into cash, and if applicable, shares of our common stock at any time.

Convertible Debt and Related Hedging Activities

On September 27, 2006, we concluded an offer to exchange up to $120 million principal amount of new notes with a "net share settlement" mechanism for our currently outstanding contingent convertible subordinated notes. As of that date, an aggregate principal amount of $115,205,000 of old notes was tendered. See Note 12 to the unaudited condensed consolidated financial statements for a further discussion. Also on September 27, 2006, we terminated our interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. See "Results of Operations - Non-Operating Income and Expenses" for a further discussion.

We pay interest on both our old and new contingent convertible subordinated notes at an annual rate of 2 1/2% each September 15 and March 15. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is equal to or greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the old notes may convert the notes into shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is equal to or greater than $37.56 per share, based on an initial conversion price of $34.15 per share. Holders of the new notes may convert their notes into cash, and if applicable, shares of our common stock under certain circumstances, including when the market price of our common stock on the previous trading day is equal to or greater than $37.56 per share. Between September 27 and September 30, 2006, our stock price exceeded $37.56 and no convertible notes have been converted to cash or common stock.

The notes are general, unsecured obligations of the Company and are subordinate to any senior indebtedness. We cannot redeem the notes prior to their maturity, and the notes' holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

Share Repurchase Plan

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006 and terminated our prior repurchase program. Shares may be purchased either in the open market or in privately negotiated transactions.

The Company purchased 456,750 and 400,900 shares of our common stock for a total purchase price of approximately $16.7 million and $15.1 million during the three months ended September 30, 2006 and June 30, 2006, respectively under this repurchase program. No purchases were made under this program during the first quarter of 2006.

In October 2006, our Board of Directors terminated the repurchase program approved in February 2006 and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.

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

Requirements and Capital Resources

In December 2005, we established a $200 million, five-year, senior secured revolving credit facility. The credit facility currently allows for revolving credit borrowings in a principal amount of up to $200 million, which can be increased to $250 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We have borrowed against this credit facility in 2006 for acquisition related purposes. As of September 30, 2006, we had $87 million of outstanding borrowings under our credit facility, and the weighted average interest rate for this borrowing was 6.58% per annum.

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

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company's and its subsidiaries' ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. As of September 30, 2006, we were in compliance with all of our debt covenants.

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

Recently Adopted Accounting Standard

We adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" on January 1, 2006 using the modified prospective method which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of Statement 123(R), we began expensing stock options in the first quarter of 2006 using the fair value method prescribed by Statement 123(R). Stock-based compensation cost is measured at the grant date based on the fair value of an award and is recognized on a straight-line basis as an expense over the requisite service period, which is the vesting period. Certain of these costs are capitalized into inventory and will be recognized as an expense when the related inventory is sold. Our income before income taxes and net income for the nine months ended September 30, 2006 were $10.3 million and $7.0 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.

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

Our condensed consolidated statement of operations for the nine months ended September 30, 2006, includes compensation expense related to (i) stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on grant date fair values estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards Statement No 123 "Accounting for Stock-Based Compensation", and (ii) stock-based awards granted in 2006, based on grant-date fair values estimated in accordance with Statement 123(R).

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

The assumptions used in calculating the fair value of stock-based compensation awards involve inherent uncertainties and the application of management judgment. If factors were to change, and we used different assumptions, depending on the level of our future stock-based awards, our stock-based compensation expense in the future could be materially different from that reported for the nine months ended September 30, 2006 or pro forma amounts reported for periods prior to January 1, 2006. In addition, if our actual forfeiture rate varies significantly from our current estimate, the amount of stock-based compensation expense recognized in future periods will be affected.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R) .. SFAS No. 158 requires the Company to (a) recognize a plan's funded status in its statement of financial position, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending December 31, 2006. The Company does not believe the implementation of this provision will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this provision may have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company's prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006. The Company does not believe the implementation of this provision will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income tax recognition in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining the criterion that an individual tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on the technical merits as of the reporting date. FIN 48 further requires that interest that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. FIN 48 also requires additional disclosures of unrecognized tax benefits, including a reconciliation of the beginning and ending balance. The provisions of FIN 48 are effective January 1, 2007. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial position or results of operations.

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

Interest Rate Risk - Marketable Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at September 30, 2006 would increase or decrease interest income by approximately $243,000 on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk - Senior Secured Credit Facility

We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. A hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $870,000 on an annual basis.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 3, 2006 and May 12, 2006 the Company completed the purchases of Radionics and Miltex, respectively, and is in the process of integrating the operations and related controls of both businesses within the Company. On July 5, 2006 and July 31, 2006 the Company completed the purchases of Canada Microsurgical Ltd. And Kinetikos Medical, Inc., respectively, and is in the process of integrating the operations and related controls of these businesses within the Company. See Note 2, "Business Acquisitions", to the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data.

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

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

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

In addition, we have been notified that Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan requires that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the United States and New Zealand. We received approval in Japan for the use of New Zealand sourced tendon in the manufacturing of our products sold in Japan. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or skin repair products in Japan.

Lack Of Market Acceptance For Our Products Or Market Preference For Technologies That Compete With Our Products Could Reduce Our Revenues And Profitability.

We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with the INTEGRA(R) Dermal Regeneration Template. In addition, we face similar competition for acceptance of our Newdeal and Kinetikos Medical products, which previously were distributed by third parties.

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

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies or determinations of third-party payors could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, which could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

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

Because we have operations based in Europe and we generate revenues and incur operating expenses in Euros and British pounds, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses. We also experience currency exchange risk with respect to the yen.

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

In addition to internal growth, our current strategy involves growth through acquisitions. Since 1999, we have acquired 24 businesses or product lines at a total cost of approximately $335 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition can result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, regulatory or quality controls at the time we acquire them. As we grow by acquisition, we must integrate and manage the new businesses to bring them into our systems for financial, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions.

The following table summarizes our repurchases of our common stock during the quarter ended September 30, 2006 under this program:

                                                                                                        Approximate
                                                                                                        Dollar Value
                                                                                       Total Number          of
                                                                                         of Shares      Shares that
                                                                                       Purchased as         May
                                                                                          Part of          Yet be
                                                        Total Number      Average        Publicly        Purchased
                                                         of Shares      Price Paid       Announced       Under the
Period                                                   Purchased       per Share        Program         Program
------                                                   ---------       ---------        -------         -------
July 1, 2006 - July 31, 2006                                55,300       $  37.93          55,300       $32,715,891
August 1, 2006 - August 31, 2006                           401,450          36.26         401,450        18,161,013
September 1, 2006 - September 30, 2006                          --            --               --        18,161,013
                                                           -------                        -------

     Total                                                 456,750       $  36.46         456,750       $18,161,013
                                                           =======                        =======

In October 2006, our Board of Directors terminated the repurchase program approved in February 2006 and adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.

ITEM 6.  EXHIBITS

4.1 Indenture, dated as of September 29, 2006, between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2006)

4.2 Form of 2 1/2% Contingent Convertible Subordinated Note due 2008 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2006)

10.1 Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan.

10.2 Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2006).

10.3 Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15,
         2006)

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

                    INTEGRA LIFESCIENCES HOLDINGS CORPORATION

    Date:     November 9, 2006             /s/  Stuart M. Essig
                                           -------------------
                                           Stuart M. Essig
                                           President and Chief Executive Officer

    Date:     November 9, 2006             /s/ Maureen B. Bellantoni
                                           -------------------
                                           Maureen B. Bellantoni
                                           Executive Vice President and Chief
                                           Financial Officer

Exhibits

4.1 Indenture, dated as of September 29, 2006, between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2006)

4.2 Form of 2 1/2% Contingent Convertible Subordinated Note due 2008 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2006)

10.1 Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan.

10.2 Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2006).

10.3 Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. executed on September 15,
         2006)

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