Form 10-K
period 2006-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2007-03-02
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 0-26224
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	51-0317849 (I.R.S. EMPLOYER IDENTIFICATION NO.)
311 ENTERPRISE DRIVE PLAINSBORO, NEW JERSEY (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	08536 (ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	The Nasdaq Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes ☑ No ☐	Accelerated filer Yes ☐ No ☑	Non-accelerated filer Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $778.8 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2007 was 27,327,292.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 17, 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

OVERVIEW

The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra, a world leader in regenerative medicine, is dedicated to improving the quality of life for patients through the development, manufacturing and marketing of cost-effective surgical implants and medical instruments. Our products, used primarily in neurosurgery, extremity reconstruction, orthopedics and general surgery, are used to treat millions of patients every year. Revenues from these products grew to $419.3 million in 2006, an increase of 51% from $277.9 million in 2005.

Founded in 1989, Integra has grown to be a leader in applying the principles of biotechnology to medical devices, particularly for neurosurgery and extremity reconstruction, and is one of the largest surgical instrument companies in the United States. In the United States, Integra sells its products for neurosurgery and extremity reconstruction directly to customers and its surgical instruments through manufacturers’ representatives and stocking distributors. Outside the United States, Integra sells its products directly in major European markets and through stocking distributors elsewhere.

In 2006, we added approximately 75 new field-based representatives to our sales and marketing organizations in the United States and 10 in Europe. We now have approximately 400 sales and marketing employees, who sell our products in 120 countries.

STRATEGY

Our goal is to become the global leader in the development, manufacturing and marketing of medical devices, implants and instruments in neurosurgery and extremity reconstruction markets. Key elements of our strategy include:

Marketing innovative medical devices in underserved markets. We develop innovative medical devices for neurosurgery and reconstructive surgery. These are niche markets that larger medical device companies tend not to emphasize as their primary focus.

Investing in sales distribution channels to increase market penetration. We have built a large neurosurgical sales team of approximately 150 sales professionals in the United States who sell products to operating rooms and intensive care units. We have also built the largest direct extremity reconstruction sales force of approximately 75 sales professionals in the United States. Our European sales force consists of approximately 35 professionals.

Developing innovative products based on core technologies. We are a leader in regenerative technology. We sell a number of regenerative products through both our own sales network and alliances with other companies in private-label arrangements. Our proprietary highly purified collagen scaffold technology is the foundation of our products for duraplasty, dermal regeneration, nerve and tendon repair, and bone regeneration.

Acquiring products that fit existing sales channels or establish new sales channels. We acquire new products and businesses to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. We have completed 11 acquisitions since the beginning of 2004, have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate more such opportunities.

Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms and to drive short- and long-term revenue and earnings growth.

SALES AND DISTRIBUTION

Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Extremity Reconstruction), a network of dealers managed by our instrument sales organizations (Miltex and Jarit), and strategic alliances.

•
Integra NeuroSciences. Integra NeuroSciences’ direct sales effort in the United States involves more than 150 professionals, including direct sales representatives, sales management and clinical educators who educate and train our salespeople and customers in the use of our products. Direct sales representatives include neurospecialists who focus on products used in operating rooms and intensive care units, intensive care unit specialists devoted to products used in intensive care units, and spine specialists who sell products for spine surgery. Integra NeuroSciences sales representatives call on neurosurgeons, intensivists, orthopedic spine surgeons, other physicians, nurses, hospitals and surgery centers. Outside the United States, we sell neurosurgical devices directly in Canada and major European markets and elsewhere through stocking distributors.

•
Integra Extremity Reconstruction. Our Extremity Reconstruction sales organization in the United States consists of more than 75 salespeople, sales managers and clinical educators. Extremity Reconstruction sells medical devices to orthopedic surgeons, podiatric surgeons, trauma and reconstructive surgeons, burn surgeons and other physicians who practice in hospitals and surgery centers. The Extremity Reconstruction team sells both metal implants for internal fixation and joint reconstruction and regenerative biomaterials for the repair of soft tissue, including the skin, peripheral nerves and tendons. Outside the United States, we sell devices for extremity reconstruction directly through sales representatives in Canada and major European markets and elsewhere through stocking distributors.

•
Jarit and Miltex Surgical Instruments. We are a leader in surgical instruments. Our Jarit and Miltex organizations are the largest components of this business and together employ more than 60 sales professionals, including sales management, instrument specialists and marketing managers. Jarit sells hand-held surgical instruments to hospitals through manufacturers’ representatives. General surgeons, neurosurgeons, orthopedic surgeons and cardiac surgeons use instruments sold by Jarit. We acquired Miltex in 2006. Miltex sells handheld surgical instruments in the alternate site market (outpatient surgical clinics, physician offices, podiatry practices, dental offices and veterinary clinics) through a large network of stocking distributors that includes both national wholesalers and local and regional dealers.

•
Strategic Alliances. We market certain products through strategic partners or original equipment manufacturer customers. Because these products generally address large and diverse markets, it is more cost-effective for us to leverage the product development and distribution systems of our strategic partners. We have these relationships with Johnson & Johnson, Medtronic Sofamor Danek, Inc., Wyeth BioPharma and Zimmer Holdings, Inc., among others.

PRODUCTS – OVERVIEW

Integra is a fully integrated medical device company with thousands of products for the medical specialties that we target. Our objective is to develop or otherwise provide any product that will improve our service to our customers. These products include both implants for neurosurgery, spinal surgery, and reconstructive surgery, and medical surgical equipment, which includes hand-held instruments, powered instruments, image-guided surgery systems, and monitors that measure brain parameters. We distinguish ourselves, however, by emphasizing the importance of the relatively new field of regenerative medicine.

In 2006, approximately 25% of our revenues came from surgical implants derived from our proprietary collagen matrix technology. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and lay down new native “extracellular matrix.” In their interaction with the patient’s body, our collagen matrices inhibit the formation of scar tissue, so in the end the implant disappears and healthy native tissue has taken its place. Because we can apply the basic technology to many different procedures, we sell regenerative medicine products through both our Integra NeuroSciences and Extremity Reconstruction organizations.

NEUROSURGICAL PRODUCT PORTFOLIO

Implants For Neurosurgery And Spine

We offer a wide array of implants for neurosurgery and spine surgery, including a complete set of duraplasty products and biomaterials for spine surgery.

Duraplasty Products. In the United States, over 225,000 craniotomy procedures are performed each year. Most of these surgeries result in a breach of the dura mater – the tough membrane that surrounds the brain and spinal chord -– which breach must be repaired by suturing or the application of a dural graft. Since the introduction of the DuraGen® Dural Graft Matrix in 1999, we have become the market leader in dural grafts. These products are alternatives to autologous tissue grafts taken from elsewhere in the patient’s body.

Biomaterials for Spine. Over 300,000 patients undergo lumbar surgery in the United States each year, and adhesions – a painful condition that occurs when internal scar tissue causes nerves, organs and other structures to adhere to each other – are a frequent complication of the procedure. Our collagen matrix technology inhibits the formation of scar tissue, so we believe it is well-suited to address this problem. Outside the United States, we sell the DuraGen Plus® Adhesion Barrier Matrix as a barrier against the formation of adhesions following spine surgery and for the repair and restoration of the dura mater following spinal and cranial surgery. In the fourth quarter of 2006, the U.S. Food and Drug Administration (FDA) approved our Investigational Device Exemption (IDE) application to conduct a pivotal multi-center clinical trial designed to evaluate the safety and effectiveness of DuraGen Plus® Adhesion Barrier Matrix for use in spinal surgery in the United States as a barrier against the formation of adhesions following such surgery. We enrolled the first patient in the trial in November 2006. If the trial is completed on schedule and achieves results acceptable to the FDA (of which there can be no assurance), we expect to launch the DuraGen Plus® Adhesion Barrier Matrix in the United States in 2010.

If the FDA approves the DuraGen Plus® matrix as an adhesion barrier, the commercial success of the product will hinge upon our ability to sell the product to orthopedic spine surgeons and neurosurgeons who perform spine procedures. To prepare for the launch of the adhesion barrier matrix in the United States, we are developing other regenerative medicine products for the spine and recruiting a sales organization that will specialize in selling them. The first of our new products is the Integra Mozaik™ Osteoconductive Scaffold, which we launched in February 2007. The Integra Mozaik™ scaffold is composed of highly purified type-I collagen and high purity tri-calcium phosphate. Together, these components, when mixed with bone marrow aspirate, form an environment conducive to the formation of bone. The Integra Mozaik™ scaffold will be available as a compression resistant strip and as putty, making it useful in a variety of spinal fusion procedures. We estimate that the global market for bone graft substitutes, excluding bone morphogenetic proteins, exceeds $350 million.

Medical Surgical Equipment For Neurosurgery

Integra NeuroSciences sells a full line of instruments and other equipment for neurosurgery. We have products for each step of cranial procedure and in the care of the patient after the operation. Integra’s Medical Surgical Equipment includes equipment used in the neurosurgery operating room (OR) and neurosurgery intensive care unit (ICU).

At the beginning of a craniotomy procedure, neurosurgeons deploy the market-leading MAYFIELD® line of cranial stabilization equipment to position and secure the patient’s head, an essential precondition to any cranial surgery. Once a patient is positioned properly, the surgeon then opens the skull, perhaps assisted by one of our disposable cranial access kits, and cuts through the dura mater. The surgeon might then use our specialty neurosurgery instruments to expose the tumor, perhaps guided to the precise location by a Radionics OmniSight® EXcel image-guided surgery system.

Having located the tumor, the surgeon might then remove it with a CUSA Excel™ ultrasonic surgical aspirator, a powered instrument that selectively dissects tissue according to its density. The surgeon might reduce the bleeding at the point of removal with one of our collagen hemostatic agents. After removing the tumor, the surgeon can repair the dura mater with one of our duraplasty products and can fix the skull flap with our line of cranial plates and screws.

Following a craniotomy, the neurosurgery ICU monitors a patient’s post-operative condition. We offer the leading products for the monitoring of intracranial pressure (the Camino® ICP monitor) and metabolic activity (LICOX® metabolic monitoring system) and equipment for the drainage of excess cerebrospinal fluid (CSF) (the AccuDrain™ and Hermetic™ External Ventricular Drainage Systems). Our Mobius™ Multi Modality Monitoring System serves as an integrated hub for existing Integra monitoring systems such as the Camino® and LICOX® systems.

EXTREMITY RECONSTRUCTION PRODUCT PORTFOLIO

Extremity reconstruction is a growing segment of the orthopedic market. Traditionally, larger orthopedic medical device companies have not focused primarily on this niche market, thus making it attractive to us. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee and the hand, wrist, arm and shoulder.

Dermal Regeneration and Engineered Wound Dressings. Our dermal repair and regeneration products (Integra™ Bilayer Matrix Wound Dressing, Integra™ Matrix Wound Dressing, and Integra® Dermal Regeneration Template) are used to treat the chronic wounds that can form on the foot, ankle and lower leg, severe burns and scar contractures.

Integra’s matrix wound dressings are indicated for the management of wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, Post-Moh’s surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds is approximately $400 million.

Nerve and Tendon. Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendon. We therefore offer the NeuraGen® Nerve Guide and the NeuraWrap™ Nerve Protector for peripheral nerve repair and protection and the TenoGlide™ Tendon Protector Sheet, all of which are based on our regenerative medicine technology platform.

The NeuraGen® Nerve Guide has been used in many procedures, including procedures to repair peripheral nerves in the upper and lower extremities and cranial and facial nerves, as well as procedures for brachial plexus reconstruction. We estimate that the worldwide market for the repair of severed peripheral nerves is approximately $40 million.

The NeuraWrap™ Nerve Protector, a collagen nerve repair conduit designed for the treatment of injured, compressed or scarred nerves, provides a protective environment for nerve healing, serving as an interface between damaged nerves and surrounding tissue. We estimate that the worldwide market for the repair of injured, compressed and scarred peripheral nerves is approximately $70 million.

The TenoGlide™ Tendon Protector Sheet is used to protect the repair of a tendon. Pre-clinical studies suggest that it may reduce the formation of scar tissue between the tendon and surrounding tissue and may preserve the gliding plane of the tendon. The TenoGlide™ Tendon Protector Sheet can be used in numerous procedures, such as the repair of the flexor and extensor tendons of the hand and the repair of the peronus brevis tendon of the foot.

Bone and Joint Fixation Devices and Instruments. We offer the extremity reconstruction surgeon with a complete set of bone and joint fixation devices for upper and lower extremity reconstruction.

Through our Newdeal line, we have become a leading developer and manufacturer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal products include a wide range of products for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu®-Fix plate system and the HINTEGRA™ total ankle prosthesis. Customers for Newdeal products include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons, of which there are 3,200 and 2,400, respectively, in the United States. The current products address an approximately $500 million worldwide market.

In 2006, we acquired Kinetikos Medical, Inc. (KMI), a developer of specialty implants primarily for the hand and wrist. The acquisition made it much more efficient for our sales representatives to call on hand surgeons, who we expect will be a large market for our NeuraGen® and NeuraWrap™ products, and it strengthened our position as a developer and manufacturer of orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. We now have products that address both the trauma and reconstructive segments of the extremities market.

These products include the Universal 2™ Total Wrist System, which is recognized as the premier implant for wrist replacement, a procedure that restores the function of the arthritic wrist. The Subtarlar MBA® Implant System (Maxwell-Brancheau Arthroereisis System) is the market leading product that provides a simple and effective means of correcting debilitating flatfoot for both pediatric and adult patients.

In the reconstruction of lower extremities, our leading brands include Newdeal®, ICOS™, the Bold® Cannulated Compression Screw, the Uni-Clip®, Hallu®-Fix System and the PANTA® Nail. For upper extremity reconstruction, we offer the Universal 2™, Katalyst, Spider, Safeguard and Kompressor implant products.

RESEARCH AND DEVELOPMENT STRATEGY

Our research and development activities focus on identifying and evaluating unmet surgical needs and product improvement opportunities to drive the development of innovative solutions and products. We apply our technological and developmental core competencies to develop regenerative products for neurosurgical and reconstructive applications, neuro-monitoring and CSF management, cranial stabilization and closure, tissue ablation, surgical instruments and extremity small bone and joint fixation. Our activities include both internal product development initiatives and the acquisition of proprietary rights to strategic technological platforms.

Because implants represent a fast-growing, high-margin segment for us, a large portion of our research and development expenditure is allocated to the development of these products. Our regenerative product development portfolio focuses on applying our expertise in biomaterials and collagen matrices to support the development of innovative products targeted at neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, nerve repair, and wound dressing applications. Our focus on technological advancement, product segmentation and differentiation activities will continue to drive our activities in each of these areas. We are committed to investing in, and proving the safety and efficacy of, our regenerative products. Our initiation of the DuraGen Plus® Adhesion Barrier Matrix pivotal multi-center clinical trial in the United States reflects this commitment.

With the acquisition of Newdeal and KMI, we have quickly built a product development team focused on the development of fixation devices for extremity reconstruction. We have structured a robust new product development program that will advance our product offerings to both United States and European markets. This program includes the development of devices for both the upper and lower extremities.

Our research and development efforts in the medical surgical equipment arena primarily focus on neuro-monitoring applications and surgical systems. Our efforts in neuro-monitoring remain concentrated on the improvement of our existing advanced neuromonitors and the evaluation of new and innovative technologies that offer significant advancements in monitoring ability. The development of multimodality monitoring systems, such as the Mobius™ Multi Modality Monitoring System, facilitates the use of neuro-monitoring data and helps to drive utilization of our products in our neuron-monitoring product line. For CSF management, we are exploring opportunities for the improvement of long-standing product applications, and we are updating existing products to meet evolving needs. Our industry-leading cranial stabilization product expertise focuses on the advancement of mechanical stabilization techniques and the application of new materials to further the state-of-the-art of cranial stabilization. For tissue ablation, we will couple our existing development resources with those gained through the acquisition of Radionics to drive multi-technology based tissue ablation modalities to offer a broad array of products. Finally, we have an ongoing program of identifying, developing and commercializing powered and hand-held surgical instruments. Development of new hand-held instruments, however, does not result in significant research and development expenditures.

We spent $14.1 million, $12.0 million and $26.0 million in 2004, 2005 and 2006, respectively, on research and development activities. The 2004 amount includes a $1.4 million milestone payment relating to the completion of certain development activities for an advanced neuro-monitoring system and a $0.5 million licensing fee paid for the development of a data acquisition system to support the integration of our advanced monitoring products. The 2005 amount includes a $0.5 million in-process research and development charge recorded in connection with an acquisition. The 2006 amount includes a $5.9 million in-process research and development charge recorded in connection with the KMI acquisition. Increases in research and development expenditures will accelerate the development of new devices for neurosurgery and extremity reconstruction. In addition to internal research and development activities, we may continue to acquire businesses that include research and development programs, which could result in additional in-process research and development charges in the future.

COMPETITION

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery.

Our competition in extremity reconstruction includes the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive surgery products. We also compete with Wright Medical Group in the orthopedic category.

We believe that we are the second largest reusable surgical instrument company in the United States. We compete with the largest reusable instrument company, V. Mueller, a division of Cardinal Healthcare, as well as the Aesculap division of B. Braun. In addition, we compete with the Codman division of Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments.

Our private-label products face diverse and broad competition, depending on the market addressed by the product.

Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete on the basis of our products’ features, strength of our sales force or marketing partner, sophistication of our technology and cost effectiveness of our solution to the customer’s medical requirements.

GOVERNMENT REGULATION

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters. We believe that we are in substantial compliance with these governmental regulations.

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, an approved Premarket Approval (PMA) application (or supplemental PMA application) or an approved Product Development Protocol. Obtaining these approvals and clearances can take up to several years and involve preclinical studies and clinical testing. To perform clinical testing in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption from the FDA. FDA rules may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to provide notices to the FDA, maintain certain records relating to exports and make these records available to the FDA for inspection, if required.

We are also required to register with the FDA as a device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices could have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. Under FDA regulations, we are required to submit reports of certain voluntary recalls and corrections to the FDA. If the FDA believes that a company is not in compliance with applicable regulations, it may institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the Department of Justice.

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark Certification. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation, data on the product, which a “Notified Body” in Europe reviews. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether or not a product complies with the protection requirements established by each CE marking directive) audits our facilities annually to verify our compliance with these standards. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan.

Certain countries, as well as the European Union, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors – Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.”

We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally-funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements.

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export and other laws regarding transactions in foreign countries. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of accident, we could be held liable for any damages that may result and any liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, we could incur significant costs to comply with environmental laws and regulations in the future, and our operations, business or assets could be materially adversely affected by current or future environmental laws or regulations.

In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices and the maintenance of personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We also are subject to other present, and could be subject to possible future, local, state, federal and foreign regulations.

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

AccuDrain™, Bold®, Camino®, CRW®, CUSA®, CUSA Excel™, Dissectron®, DuraGen®, DuraGen Plus®, Hallu®-Fix, HINTEGRA™, ICOS™, Integra®, Integra Dermal Regeneration Template®, Integra LifeSciences Corporation®, Integra Mozaik™, Integra NeuroSciences®, Jarit®, LICOX®, Miltex®, Mobius™, NeuraGen®, NeuraWrap™, NewDeal®, OmniSight®, Radionics®, Selector®, Sublartar MBA®, TenoGlide™, Uniclip® and XKnife™ are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., a wholly owned subsidiary of Schaerer Mayfield USA, Inc., and is used by Integra under a license.

EMPLOYEES

At December 31, 2006, we had approximately 1,750 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France, none of our employees is subject to a collective bargaining agreement.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about our geographical areas is set forth in our financial statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – International Revenues and Operations” and Note 15 “Segment and Geographic Information” to our Consolidated Financial Statements.

SOURCES OF RAW MATERIALS

In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. Our policy is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a case of bovine spongiform encephalopathy, or from the United States. The collagen used in a product that we sell, but do not manufacture, is derived from bovine pericardium. We are also qualifying sources of collagen from other countries that are considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and bovine pericardium are in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE.

SEASONALITY

Revenues during our second and fourth quarters tend to be stronger than the first and third quarters. This is because many hospitals increase their purchases of our products during the second and fourth quarters, which coincides with the end of their budget cycle.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.Integra-LS.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission’s Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

•	general economic and business conditions, both nationally and in our international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•
physicians’ willingness to adopt our recently launched and planned products, third-party payors’ willingness to provide reimbursement for these products and our ability to secure regulatory approval for products in development;

•	initiatives launched by our competitors;

•	our ability to protect our intellectual property, including trade secrets;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	work stoppages at our facilities; and

•	other risk factors described in the section entitled “Risk Factors” in this report.

You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1A. RISK FACTORS

Our Operating Results May Fluctuate.

Our operating results, including components of operating results, such as gross margin cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field corrections or recalls;

•	increases in the cost of raw materials, including energy and steel;

•	our ability to manufacture our products efficiently; and

•	the timing of our research and development expenditures.

The Industry And Market Segments in Which We Operate Are Highly Competitive, And We May Be Unable To Compete Effectively With Other Companies.

In general, there is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Our competitors may be more effective at implementing their technologies to develop commercial products. Our competitors may be able to gain market share by offering lower-cost products or by offering products that enjoy better reimbursement methodologies from third-party payors, such as Medicare.

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain reimbursement under Medicare, Medicaid and private healthcare insurers and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors introduced an onlay dural graft matrix during 2004, another large company introduced a duraplasty product in 2006 and others may be preparing to introduce similar products. Competitors have also been developing products to compete with our extremity reconstruction implants. The introduction and market acceptance of such products could reduce the sales, growth in sales and profitability of our duraplasty products.

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc. in the orthopedic category. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as the Aesculap division of B. Braun. In addition, we compete with the Codman division of Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.

In addition to internal growth, our current strategy involves growth through acquisitions. Since the beginning of 2004, we have acquired 11 businesses or product lines at a total cost of approximately $315 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition can result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, regulatory or quality controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us or for which the indemnification may not be sufficient to cover the ultimate liabilities.

To Market Our Products Under Development We Will First Need To Obtain Regulatory Approval. Further, If We Fail To Comply With The Extensive Governmental Regulations That Affect Our Business, We Could Be Subject To Penalties And Could Be Precluded From Marketing Our Products.

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters.

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. In addition, for products with an approved Pre-Marketing Approval (PMA), the FDA requires annual reports and may require post-approval surveillance programs to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements could significantly increase our production or purchasing costs and could even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability could mean that even if we were to develop promising new products, we might not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, cessation of operations and civil and criminal penalties.

We are also subject to the regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark Certification. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which a “Notified Body” in Europe reviews. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Pharmaceutical Medical Device Agency and the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan.

Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities.  Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that we manufacture is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a case of BSE, or from the United States. The collagen used in a product that we sell, but do not manufacture, is derived from bovine pericardium. We are also qualifying sources of collagen from other countries that are considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon and bovine pericardium are in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the European Union has requested that our dural replacement products be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. In addition, Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan requires that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the United States and New Zealand. We received approval in Japan for the use of New Zealand-sourced tendon in the manufacturing of our products sold in Japan. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or dermal repair products in Japan.

Lack Of Market Acceptance For Our Products Or Market Preference For Technologies That Compete With Our Products Could Reduce Our Revenues And Profitability.

We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with the Integra® Dermal Regeneration Template.

We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop.

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate could be too high to justify development. Competitors could develop products that are more effective, achieve more favorable reimbursement status from third-party payors, cost less or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation and technological improvements. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

Our Intellectual Property Rights May Not Provide Meaningful Commercial Protection For Our Products, Potentially Enabling Third Parties To Use Our Technology Or Very Similar Technology And Could Reduce Our Ability To Compete In The Market.

To compete effectively, we depend in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. However, our patents may not provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications usually takes approximately two and a half years.

Our Competitive Position Depends, In Part, Upon Unpatented Trade Secrets Which We May Be Unable To Protect.

Our competitive position also depends upon unpatented trade secrets, which are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

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

If we fail to obtain a required license or are unable to design our product so as not to infringe on the proprietary rights of others, we may be unable to sell some of our products, and this potential inability could have a material adverse effect on our revenues and profitability.

We May Be Involved In Lawsuits Relating To Our Intellectual Property Rights And Promotional Practices, Which May Be Expensive.

To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or interference proceedings, against or by third parties. For example, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in May 2006 seeking declaratory relief that its DURAFORM™ product does not infringe our patent covering our duraplasty products and that our patent is invalid and unenforceable. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. We may also provoke these third parties to assert claims against us.

It May Be Difficult To Replace Some Of Our Suppliers.

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•	our collagen-based products, such as the Integra® Dermal Regeneration Template and wound dressing products, the DuraGen® family of products, and our Absorbable Collagen Sponges;

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts; and

•	products which use many different electronic parts from numerous suppliers, such as our intracranial monitors and catheters.

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

We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, California facility is susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

In addition, we began implementing an enterprise business system in 2004, which we intend to use in our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and will be implemented in several stages. We have outsourced our product distribution function in the United States and in Europe. A delay or other problem with the enterprise business system problems or with our outsourced distribution functions could have a material adverse effect on our operations.

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

Our international operations subject us to customs, import-export, sanctioned country and foreign corrupt practices laws. These laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. These laws also prohibit transactions with certain designated persons.

Local economic conditions, legal, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice could also affect our sales to foreign markets. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Changes In The Healthcare Industry May Require Us To Decrease The Selling Price For Our Products Or May Reduce The Size Of The Market For Our Products, Either Of Which Could Have A Negative Impact On Our Financial Performance.

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products;

•
recently effected local Medicare coverage determinations will eliminate reimbursement for certain of our matrix wound dressing products in certain regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement for certain of our products;

•	potential legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;

•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•
we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

•	there is economic pressure to contain healthcare costs in domestic and international markets;

•
there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;

•
proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

Regulatory Oversight Of The Medical Device Industry Might Affect The Manner In Which We May Sell Medical Devices.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

•
government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from government agencies, and we believe that this trend will continue.

Our Private-Label Business Depends Significantly On Key Relationships With Third Parties, Which We Could Be Unable To Establish And Maintain.

Our private-label business depends in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important alliance is our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma’s recombinant bone protein, a protein that stimulates the growth of bone in humans. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the product that we supply. Termination of any of our alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of private-label products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in New Jersey, Massachusetts, Ohio, California, Pennsylvania, Puerto Rico, England, Ireland and France. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, New York, Pennsylvania and Belgium. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We lease all of our facilities other than our facilities in Pennsylvania, England, and Biot, France, which we own.

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

ITEM 3. LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant of those are described below.

In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against Integra LifeSciences Corporation with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by Integra. Integra’s patent covers dural repair technology related to Integra’s DuraGen® family of duraplasty products.

The action seeks declaratory relief that Codman’s DURAFORM™ product does not infringe Integra’s patent and that Integra’s patent is invalid and unenforceable. Codman does not seek either damages from Integra or injunctive relief to prevent Integra from selling the DuraGen® Dural Graft Matrix. Integra has filed a counterclaim against Codman, alleging that Codman’s DURAFORM™ product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM™, and seeking damages, including treble damages, for past infringement.

In July 1996, Integra sued Merck KGaA, a German corporation, seeking damages for patent infringement. The patents in question are part of a group of patents granted to The Burnham Institute and licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (“RGD”) peptide sequence found in many extracellular matrix proteins.

The case has been tried, appealed and returned to the trial court. In September 2004, the trial court ordered Merck KGaA to pay Integra $6.4 million in damages. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Circuit Court’s decision, and the Supreme Court granted the writ in January 2005.

On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. §271(e)(1) when it rejected the challenge of Merck KGaA to the jury’s finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court was to have reviewed the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. The hearing before the Circuit Court occurred in June 2006, and a ruling is expected in 2007. Further enforcement of the trial court’s order has been stayed. We have not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies or the costs related thereto.

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

NAME	AGE	POSITION
Stuart M. Essig	45	President, Chief Executive Officer and Director
Maureen B. Bellantoni	57	Executive Vice President and Chief Financial Officer
Gerard S. Carlozzi	51	Executive Vice President and Chief Operating Officer
John B. Henneman, III	45	Executive Vice President and Chief Administrative Officer
Judith E. O’Grady	56	Senior Vice President, Regulatory, Quality Assurance and Clinical Affairs
Jerry E. Corbin	47	Vice President and Corporate Controller

Stuart M. Essig is Integra’s President and Chief Executive Officer and a director. He joined Integra in December 1997. Before joining Integra, Mr. Essig supervised the medical technology practice at Goldman, Sachs & Co. as a managing director. Mr. Essig had ten years of broad health care experience at Goldman Sachs serving as a senior merger and acquisitions advisor to a broad range of domestic and international medical technology, pharmaceutical and biotechnology clients. Mr. Essig also serves on the Board of Directors of St. Jude Medical Corporation, Zimmer Holdings, Inc. and ADVAMED, the Advanced Medical Technology Association. Mr. Essig received an A.B. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and an M.B.A. and a Ph.D. degree in Financial Economics from the University of Chicago, Graduate School of Business.

Maureen B. Bellantoni is Integra’s Executive Vice President and Chief Financial Officer, and is responsible for the company’s finance department, including the corporate controller, financial reporting, budgeting, internal audit, tax, logistics, customer service and treasury functions of the Company. Ms. Bellantoni joined Integra in January 2006. Ms. Bellantoni served as Senior Vice President and Chief Financial Officer of CP Kelco, a global leader in the hydrocolloids market from 2003 through its sale to J.M. Huber in October 2004. From 2000 to 2002, Ms. Bellantoni served as Chief Financial Officer North America and Senior Vice President of Finance of Burger King. During 1999 to 2000, she served as Executive Vice President Finance, for Rohn Industries Inc. a publicly traded telecommunications company. From 1993 to 1998, she served at Sara Lee Corporation as President and Chief Operating Officer for their Bil Mar Foods division, Vice President, Finance and Chief Financial Officer for Sara Lee Meats, and Vice President, Finance and Chief Financial Officer for PYA/Monarch, Inc. From 1985 to 1993, Ms. Bellantoni was with Emerson Electric Company, as Vice President, Finance and Chief Financial Officer for their Automatic Switch Division and Vice President, Far East and Vice President, Finance and Chief Financial Officer for the Branson Ultrasonics Corporation. Ms. Bellantoni received a B.S. degree from the University of Bridgeport and an M.B.A. from the University of Connecticut.

Gerard S. Carlozzi is Integra’s Executive Vice President and Chief Operating Officer, and is responsible for the Company’s marketing, sales, manufacturing, information technology and research and development functions. Mr. Carlozzi joined Integra in September 2003, after serving as a consultant to the Company from March 2003 to September 2003. Prior to joining Integra, Mr. Carlozzi had spent over 25 years in the medical device industry. From 1999 to 2003, he was President, Chief Executive Officer and a director of Bionx Implants, a company focused on the development of novel biomaterial devices for various surgical specialties. Prior to 1999, he held various management positions with Synthes USA, Acufex microsurgical and Infusaid Corporation. Mr. Carlozzi also serves on the Board of Directors of Cascade Medical Corporation and Scandius Biomedical, Inc., privately held companies. Mr. Carlozzi received a B.S. degree and an M.B.A. from Northeastern University.

John B. Henneman, III is Integra’s Executive Vice President and Chief Administrative Officer, and is responsible for regulatory affairs, corporate quality systems, clinical affairs, clinical education, business development, human resources, the law department, investor relations and Miltex. Mr. Henneman was our General Counsel from September 1998 until September 2000 and our Senior Vice President, Chief Administrative Officer and Secretary from September 2000 until February 2003. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. Mr. Henneman received an A.B. degree from Princeton University and a J.D. from the University of Michigan Law School.

Judith E. O’Grady is Integra’s Senior Vice President of Regulatory Affairs, Quality Assurance and Clinical Affairs. Ms. O’Grady joined Integra in 1985. Ms. O’Grady has worked in the areas of medical devices and collagen technology for over 20 years. Prior to joining Integra, Ms. O’Grady worked for Colla-Tec, Inc., a Marion Merrell Dow Company. During her career she has held positions with Surgikos, a Johnson & Johnson Company, and was on the faculty of Boston University College of Nursing and Medical School. Ms. O’Grady led the team that obtained the FDA approval for Integra® Dermal Regeneration Template, the first regenerative product approved by the FDA, and has led teams responsible for approvals of the Company’s other regenerative product lines as well as more than 500 FDA and international submissions. Ms. O’Grady received a B.S. degree from Marquette University and M.S.N. in Nursing from Boston University.

Jerry E. Corbin is Integra’s Vice President and Corporate Controller. Mr. Corbin joined Integra in June 2006. Prior to joining Integra, Mr. Corbin held key finance positions in corporate accounting, sales and marketing and, most recently, research and development for sanofi-aventis and its predecessors from 1989 to 2006. Prior to that, he held management positions with Sigma-Aldrich Corporation and Edward D. Jones & Company. Mr. Corbin received a B.S. degree from Illinois State University and is a certified public accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock trades on The Nasdaq Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	HIGH	LOW	HIGH	LOW
	2006		2005
Fourth Quarter	$43.57	$36.36	$38.89	$32.00
Third Quarter	$39.51	$34.56	$38.26	$28.74
Second Quarter	$42.90	$36.27	$37.31	$28.69
First Quarter	$41.72	$35.00	$39.87	$34.75

We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Requirements and Capital Resources.” Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition and other factors deemed relevant by the Board of Directors.

The number of stockholders of record as of February 23, 2007 was approximately 850, which includes stockholders whose shares were held in nominee name.

Issuer Purchases of Equity Securities

In February 2006, our Board of Directors adopted a stock repurchase program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006. Shares may be purchased either in the open market or in privately negotiated transactions. We purchased 456,750 and 400,900 shares of our common stock for a total purchase price of approximately $16.7 million and $15.1 million during the three months ended September 30, 2006 and June 30, 2006, respectively under this repurchase program. No purchases were made under this program during the first quarter of 2006.

In October 2006, our Board of Directors terminated the repurchase program approved in February 2006 and adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.

The following table summarizes our repurchases of our common stock during the quarter ended December 31, 2006 under the October 2006 repurchase program:

					Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	Total Number of		Average Price Paid	Part of Publicly	Purchased Under the
	Shares Purchased		per Share	Announced Program	Program
October 1, 2006 – October 31, 2006	—		—	—	$75,000,000
November 1, 2006 – November 30, 2006	460,855		$40.88	460,855	56,161,030
December 1, 2006 – December 31, 2006	461,771	(1)	42.10	459,750	36,807,629

Total	922,626		$41.49	920,605	$36,807,629

(1)	Includes 2,021 shares withheld by us from an employee to satisfy tax withholding obligations upon the vesting of restricted stock issued to the employee.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We have acquired numerous businesses and product lines during the previous five years. As a result of these acquisitions, the consolidated financial results and balance sheet data for certain of the periods presented below may not be directly comparable.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating Results:
Total revenues, net (1)	$419,297	$277,935	$229,825	$185,599	$117,822
Costs and expenses (2)	360,553	221,830	205,046	145,952	98,635

Operating income	58,744	56,105	24,779	39,647	19,187
Interest income (expense), net	(8,426)	(265)	555	471	3,535
Other income (expense), net (3)	(2,010)	(739)	2,674	3,071	3

Income before income taxes	48,308	55,101	28,008	43,189	22,725
Provision for income taxes (4)	18,901	17,907	10,811	16,328	(12,552)

Net income	$29,407	$37,194	$17,197	$26,861	$35,277

Diluted net income per share	$0.97	$1.15	$0.55	$0.86	$1.14
Weighted average shares outstanding	32,747	34,565	31,102	33,104	30,720

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Financial Position:
Cash, cash equivalents, and marketable securities (5)	$22,697	$143,384	$195,982	$206,743	$132,311
Total assets	613,618	448,432	456,713	412,526	274,668
Long-term debt (5)	508	118,378	118,900	119,427	—
Retained earnings / (accumulated deficit)	66,336	36,929	(265)	(17,462)	(44,323)
Stockholders’ equity	296,162	289,818	307,823	268,530	247,597

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

(4)	In 2002, we recognized a deferred income tax benefit of $20.4 million primarily related to the reduction of a portion of the valuation allowance recorded against our deferred tax assets.

(5)
In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. The notes that remain outstanding are convertible into approximately 3.5 million shares of our common stock. In 2006, we exchanged $119.5 million of these notes for the equivalent amount of new notes. Because the closing price of our stock at the issuance date was higher than the market price trigger of the new notes, the new notes were classified as a current liability. In 2006, all marketable securities were liquidated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors.”

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for the use of certain non-GAAP financial information. In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide information regarding growth in revenues excluding recently acquired product lines, which is a non-GAAP financial measure. A reconciliation of this non-GAAP financial measure to the most comparable GAAP measure is provided in this annual report.

This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. Management believes that this non-GAAP financial measure constitutes important supplemental information to investors which reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations, provides a more complete understanding of factors and trends affecting our ongoing business and operations. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names.

GENERAL

Integra, a world leader in regenerative medicine, is dedicated to improving the quality of life for patients through the development, manufacturing and marketing of cost-effective surgical implants and medical instruments. Our products, used primarily in neurosurgery, extremity reconstruction, orthopedics and general surgery, are used to treat millions of patients every year.

Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), a network managed by a direct sales organization (Jarit/Miltex Surgical Instruments) and strategic alliances. We have direct sales forces in the United States. Outside of the United States, we sell our products directly through sales representatives in major European markets and through stocking distributors elsewhere. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.

In 2006, we revised the manner in which we present our revenues. This change better aligns our product categories by functional product characteristic and intended use. We now present revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes the following: dural grafts that are indicated for the repair of the dural matter; dermal regeneration and engineered wound dressings; implants used in small bone and joint fixation, repair of peripheral nerves; hydrocephalus management; and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our Medical Surgical Equipment product group includes the following: ultrasonic surgery systems for tissue ablation; cranial stabilization and brain retraction systems; instrumentation used in general, neurosurgical, spinal, plastic and reconstructive surgery and dental procedures; systems for the measurement of various brain parameters; and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricle of the brain.

We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment – the development, manufacture and distribution of medical devices.

We manufacture many of our products in various plants located in the United States, Puerto Rico, France, Germany, Ireland and the United Kingdom. We also source most of our hand-held surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny from the media and regulatory authorities. These products comprised 25%, 31% and 31% of revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in revenues through both internal means – through launching new and innovative products and selling existing products more intensively – and by acquiring existing businesses or already successful product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure) and earnings per fully diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2006 not directly comparable to those of the corresponding prior year periods. See Note 3 to the financial statements for a further discussion. From January 2004 through December 2006, we have acquired the following businesses, assets and product lines:

On July 31, 2006 we acquired all of the outstanding shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments. There are additional contingent future payments totaling up to $20 million based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. KMI is considered a strategic fit for the growing extremity business and should strengthen our presence in the orthopedic hand market. We have integrated the KMI product line into our U.S. Extremity Reconstruction sales force and plan to increase sales of KMI product internationally through our well-established Newdeal infrastructure.

On July 6, 2006, we acquired a direct sales force in Canada through the acquisition of our longstanding distributor, Canada Microsurgical Ltd. (“Canada Microsurgical”). Canada Microsurgical has eight sales representatives who cover all of the provinces in Canada. The sales and distribution operations are expected to enhance our expanding Canadian business. We paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing and $0.1 million of transaction related costs. In addition, we may pay additional contingent future payments up to an additional $1.9 million (2.1 million Canadian dollars) over the next three years, depending on the performance of the business.

On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Borach® and Thompson™ trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments. Miltex is considered a strategic fit for our instrument business. Miltex also provides a broader platform to grow the business as it participates in the dental and veterinary markets.

On March 3, 2006, we acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash, subject to certain adjustments, and $3.2 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA Excel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife™ stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system. This acquisition increases our global neurosurgery product offering, positions us to offer new stereotactic surgery products, and secures our entry into the radiosurgery/radiotherapy and image-guided surgery device business.

In September 2005, we acquired the intellectual property estate of Eunoe, Inc. for $0.5 million in cash. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of its innovative COGNIShunt® system for the treatment of Alzheimer’s disease patients. The acquired intellectual property has not been developed into a product that has been approved or cleared by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid. Accordingly, we recorded the entire acquisition price as an in-process research and development charge in 2005.

In January 2005, we acquired all of the outstanding capital stock of Newdeal Technologies SAS. We paid $51.9 million (38.3 million euros) in cash at closing, a $0.7 million working capital adjustment paid in January 2006 and $0.8 million of acquisition related expenses. Additionally, we paid the sellers an additional $1.6 million (1.3 million euros) in January 2006 as a result of their continued employment with us through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period.

Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal’s products include a wide range of products for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu®-Fix plate system and the HINTEGRA™ total ankle prosthesis. Newdeal’s target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons.

In May 2004, we acquired the MAYFIELD® Cranial Stabilization and Positioning Systems and the BUDDE® Halo Retractor System business from Schaerer Mayfield USA, Inc. (formerly Ohio Medical Instrument Company) for $20.0 million in cash paid at closing, a $0.3 million working capital adjustment and $0.3 million of acquisition related expenses. The MAYFIELD® and BUDDE® lines include skull clamps, headrests, reusable and disposable skull pins, blades, retractor systems and spinal implants. MAYFIELD® systems are the market leader in the United States, and neurosurgeons have used them for over thirty years. The products are sold in the United States through our Integra NeuroSciences direct sales organization and in international markets through distributors.

In May 2004, we acquired all of the capital stock of Berchtold Medizin-Elektronik GmbH, now named Integra ME GmbH, from Berchtold Holding GmbH for $5.0 million in cash. Integra ME manufactured and sold the ELEKTROTOM® line of electrosurgery generators and the SONOTOM™ ultrasonic surgical aspirator, as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures, including neurosurgery. We closed the Integra ME production facility at the end of 2005 and integrated the manufacturing and distribution of the products into other Integra operations.

In January 2004, we acquired two small instruments businesses: the R&B instrument business of R&B Surgical Solutions, LLC for $2.0 million in cash and the Sparta disposable critical care devices and surgical instruments business from Fleetwood Medical, Inc. for $1.6 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Sparta product line includes products used in plastic and reconstructive, ear, nose and throat (ENT), neuro, ophthalmic and general surgery.

RESTRUCTURING ACTIVITIES

In June 2005, we announced plans to restructure certain of our European operations. The restructuring plan included closing our Integra ME production facility in Tuttlingen, Germany and reducing various positions in our production facility located in Biot, France, both of which were substantially completed in December 2005. We transitioned the manufacturing operations of Integra ME to our production facility in Andover, United Kingdom. We also eliminated some duplicative sales and marketing positions, primarily in Europe. We terminated 68 employees under the European restructuring plan.

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant and we continue to transfer certain assembly, processing and packaging operations to our San Diego and Puerto Rico facilities. During the year ended December 31, 2006, we terminated four employees in connection with the transfer of certain manufacturing packaging operations from our plant in Plainsboro, New Jersey to our plant in Anasco, Puerto Rico.

In October 2006, we announced plans to further restructure our French sales and marketing organization. One plan includes the elimination of nine positions at our Biot, France facility. Another plan includes the closing of our facility in Nantes, France and the elimination of three positions. These activities will be transferred to the sales and marketing headquarters in Lyon, France and should be completed in 2007.

In connection with these restructuring activities, we recorded employee termination costs of $1.0 and $4.0 million in 2006 and 2005, respectively, for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.

While we expect a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities in further expanding our European sales, marketing and distribution organization and integrating the Radionics, KMI and Newdeal businesses into our existing sales and distribution networks.

RESULTS OF OPERATIONS

Net income in 2006 was $29.4 million, or $0.97 per diluted share, as compared to net income of $37.2 million, or $1.15 per diluted share, in 2005 and net income of $17.2 million, or $0.55 per diluted share, in 2004. These amounts include the following pre-tax charges:

	2006	2005	2004
	(in thousands)
CHARGES
Involuntary employee termination costs	$1,034	$3,861	$—
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and related costs	1,299	2,340	—
Acquired in-process research and development	5,875	500	—
Impairment of inventory and fixed assets related to discontinued product lines	1,578	478	—
Inventory fair market value purchase accounting adjustments	4,640	466	270
Charges associated with convertible debt exchange offer	1,879	—	—
Charges associated with termination of interest rate swap	1,425	—	—
Cash donation to the Integra Foundation	1,000	250	—
Acquired technology licensing and milestone payments	—	—	1,855
Tax charge incurred in connection with the reorganization of certain European operations	—	—	1,300

Total	$18,730	$7,895	$3,425

Of these amounts, $10.9 million, $2.9 million and $0.3 million were charged to cost of product revenues for the years ended December 31, 2006, 2005 and 2004 respectively and $8.8 million, $1.0 million and $0 million were charged to research and development for the same periods. The remaining amounts were primarily charged to selling, general and administrative expenses.

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

We believe that, given our ongoing, active strategy of seeking acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure and our recent review of various product lines in relation to our current business strategy, certain charges and amounts recorded to other income discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations.

Net income also includes the following amounts:

In 2006, the adoption of SFAS 123R – “Share-Based Payment” resulted in $9.6 million, net of tax, of stock based compensation expense.

In 2005, we recognized an additional $1.3 million of royalty revenue related to a change in the manner we use to estimate royalties earned based on Medtronic’s sales of its INFUSE® bone graft product. Prior to 2005, we recognized this royalty revenue when paid as Wyeth did not provide information for us to develop a reliable basis for estimating and recording royalty revenue in the same quarter it was earned. However, we now receive timely quarterly royalty revenue information, have sufficient historical information available to help us estimate and the volatility in the royalty earned each quarter has decreased significantly. Accordingly, in 2005 we started recognizing this royalty on an accrual basis in the quarter earned.

In 2004, we recognized a $23.9 million non-cash compensation charge related to the renewal of our President and Chief Executive Officer’s employment agreement.

These amounts represent revenues, gains and charges resulting from facts and circumstances that, based on our recent history and future expectations, are not expected to recur with similar materiality or effect on continuing operations with the exception of compensation expense under SFAS 123R. SFAS 123R was noted because of the lack of comparability with 2005 and 2004. We believe that the identification of these revenues, charges and gains that meet these criteria promotes comparability of reported financial results for the periods presented.

Total Revenues and Gross Margin

	2006	2005	2004
	(in thousands, except per share data)
Neurosurgical and Orthopedic Implants	$166,432	$134,598	$101,791
Medical Surgical Equipment and other	252,865	143,337	128,034
Total revenues	419,297	277,935	229,825
Cost of product revenues	168,314	107,052	88,496
Gross margin	250,983	170,883	141,329
Gross margin as a percentage of revenues	60%	61%	61%

In 2006, total revenues increased 51% over 2005 to $419.3 million. Sales of instruments and implant products, which reported a 111% and 21% increase, respectively, in sales over 2005, led our growth in revenues in 2006.

In 2005, total revenues increased 21% over 2004 to $277.9 million. Sales of instruments and implant products, which reported a 38% and 18% increase, respectively, in sales over 2004, led our growth in revenues in 2005.

Reported revenues for 2006 and 2005 included the following amounts in revenues from acquired product lines:

	2006	2005
	Revenues	Revenues	% Change
	(in thousands)
Total Revenues
Products acquired during 2006	$98,110	$0	N/M
Products acquired during 2005	23,050	17,033	35%
All other revenues	298,137	260,902	14%
Total revenues	419,297	277,935	51%

All of the products acquired in 2006 were added to the Medical Surgical equipment group, while all of the products acquired in 2005 were added to the Neurosurgical and Orthopedic Implants group.

Revenues excluding 2006 and 2005 acquisitions grew at 14.3% in 2006 as compared to 2005. Increased sales of the following products accounted for a significant portion of this growth: our implant products used for skin replacement and wound dressings; dural repair and repair and protection of peripheral nerves; our surgical instrumentation and ultrasonic surgery systems for tissue ablation; and our Absorbable Collagen Sponge product sold to Wyeth. Changes in foreign currency exchange rates had a $0.6 million favorable effect on the year-over-year increase in revenues.

Revenues in 2005 and 2004 included $17 million and $3 million, respectively, in sales of products acquired in either 2004 or 2003. Increased sales of our implant products used for skin replacement and wound dressings and dural repair and increased revenues from our Absorbable Collagen Sponge product sold to Wyeth drove this revenue growth. Changes in foreign currency exchange rates in 2005 had a $0.9 million unfavorable effect on the year-over-year increase in revenues.

We have generated our revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales forces, the 2005 conversion of Jarit domestic sales from a distributor billing model to a direct billing model, the continued implementation of our direct sales strategy in Europe and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products.

Gross margin was 60% in 2006, 61% in 2005 and 61% in 2004. Cost of product revenues included $4.6 million, $0.5 million, and $0.3 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2006, 2005 and 2004, respectively. Our gross margin in 2005 was also negatively affected by $2.6 million of termination costs incurred in connection with our European restructuring activities, $0.9 million of charges associated with facility consolidations and $0.3 million of charges associated with a discontinued product line. Continued growth in sales of higher-margin products, including our skin replacement and wound dressing implants, dural repair implants, cranial stabilization systems, and foot and ankle implant products offset the impact of the charges recorded in 2005.

In 2007, we expect our consolidated gross margin to increase. We expect that sales of our higher gross margin products will continue to increase as a proportion of total revenues. We anticipate that the relatively lower gross margin generated from sales of Radionics and Miltex products will offset some of these benefits.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	2006	2005	2004
Research and development	6%	4%	6%
Selling, general and administrative	38%	35%	43%
Intangible asset amortization	2%	2%	2%

The increase in the above expenses is partially related to a $5.9 million in-process research and development charge related to the acquisition of KMI, $14 million stock-based compensation expense associated with the adoption of SFAS 123R (the majority of which is included in selling, general and administrative expense) and higher commission expense associated with the Jarit direct bill initiative. Expenses also increased because of the continued expansion of our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business to integrate acquired businesses. The Radionics, Miltex, KMI and Canada Microsurgical businesses contributed approximately $30.6 million in other operating expenses in 2006.

Research and development expenses in 2006 increased by $14 million compared to 2005, to $26 million. Included in research and development costs during 2006 were a $5.9 million in-process research and development charge related to the KMI acquisition, a $0.5 million charge related to an up-front payment pursuant to a new product development alliance and $0.6 million of stock-based compensation expense associated with the adoption of SFAS 123R. In addition to these charges, research and development expenses increased by $3.0 million in 2006 as a result of the acquisitions of Radionics and KMI. We recognized a $1.6 million impairment of inventory and fixed assets associated with a discontinued project for the development of an ultrasonic aspirator system. This project was discontinued in June 2006 following our review of our existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. We determined there was no future, alternative use for the inventory or fixed assets in any other development project. There was also an overall increase of $4.2 million associated with product development initiatives compared to the prior-year period.

In 2005, we had a $0.5 million in-process research and development charge related to intellectual property acquired from Eunoe, Inc. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of the COGNIShunt® system for the treatment of Alzheimer’s disease patients. The acquired intellectual property has not been developed into a product that has been approved or cleared by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid.

In 2007, we expect our research and development expenses as a percentage of total revenues to increase slightly as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States. The acquired Radionics business also adds to our research and development spending.

In 2006, selling, general and administrative expenses increased $59.4 million, or 60% as compared to the prior-year period, to $157.7 million. This increase includes $13.1 million of stock-based compensation expense associated with the adoption of SFAS 123R and higher commission expenses associated with the Jarit direct bill initiative. Selling, general and administrative costs also increased in 2006 in connection with the recently acquired Radionics, Miltex, KMI and Canada Microsurgical businesses. We also continue to expand our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect to incur costs related to these activities in 2007 as we complete these on-going activities.

In 2004, our selling, general and administrative expenses included a $23.9 million share-based compensation charge related to the renewal of our President and Chief Executive Officer’s employment agreement. Excluding the impact of this charge, selling, general and administrative expenses increased in 2005 because of the continued expansion of our direct sales and marketing organizations in our direct selling platforms, increased corporate staff to support the growth in our business and costs associated with our restructuring, acquisition integration and systems implementation activities. Since 2004, we have been investing resources in the continued implementation of a new global enterprise business system. In 2004 and 2005, we relocated and expanded most of our domestic and international distribution capabilities through third-party service providers.

In 2005, we recorded $1.1 million of employee termination costs and $1.4 million of charges associated with facility consolidations, acquisition integrations and related costs incurred in connection with our restructuring activities in selling, general and administrative expenses. In 2006, we recorded $1.0 million of employee termination costs associated with further restructuring of our European sales and marketing operations.

In 2005, we also recorded $8.3 million of selling, general and administrative expenses associated with the Newdeal business acquired in January 2005. These costs included a $1.4 million compensation charge related to the sellers’ obligation to continue their employment with Newdeal through the end of 2005.

Amortization expense increased to $11.6 million in 2006 because of amortization on intangible assets acquired through our business acquisitions. Including the impact of intangible assets acquired in the Radionics, Miltex, KMI and Canada Microsurgical acquisitions, we expect annual amortization expense to be approximately $14.3 million in 2007, $13.9 million in 2008, $12.5 million in 2009, $10.8 million in 2010 and $10.6 million in 2011.

Non-Operating Income and Expenses

Interest expense primarily relates to the $120 million of 21/2% contingent convertible subordinated notes that we have outstanding, a related interest rate swap agreement, which was terminated on September 27, 2006, and interest and fees relating to our senior secured credit facility. The increase in interest expense for the year ended December 31, 2006 is primarily related to the write-off of unamortized debt issuance costs related to the old notes discussed below and interest associated with our credit facility. In 2006, we made net additional borrowings of $100 million under our credit facility.

On September 27 and October 20, 2006, we exchanged $119.5 million (out of a total of $120.0 million) of our old contingent convertible notes for the equivalent amount of new notes. See Note 5 to the financial statements for a further discussion. In connection with the exchange of our convertible notes, we recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old contingent convertible notes that were exchanged. Our reported interest expense for the years ended December 31, 2006, 2005, and 2004 included $0.6 million, $0.8 million, and $0.8 million, respectively, of non-cash amortization of debt issuance costs.

In 2003, we received approximately $115.9 million of net proceeds from the sale of $120.0 million of our 21/2% contingent convertible subordinated notes due in March 2008. In 2006, 2005, and 2004 we recorded interest expense of $3.0 million, $3.0 million, and $3.0 million, respectively, in connection with these notes. In addition, we recorded interest income on our invested cash and marketable debt securities of $1.3 million, $3.9 million and $4.0 million in 2006, 2005 and 2004, respectively.

We will pay additional interest (“contingent interest”) on our convertible notes if, at thirty days prior to maturity, our common stock price is greater than $37.56 per share. We recorded a $0.4 million liability related to the estimated fair value of the contingent interest obligation at the time the notes were issued. The contingent interest obligation, which remains unchanged by the exchange, is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2006, the estimated fair value of the contingent interest obligation was $1.1 million. In 2006, we recorded $0.4 million of interest expense associated with changes in the estimated fair value of the contingent interest obligation. In 2005, interest expense associated with changes in the estimated fair value of the contingent interest obligation was not significant. In 2004, we recorded $0.3 million of interest expense associated with changes in the estimated fair value of the contingent interest obligation.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes. We received a 21/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended “Accounting for Derivative Instruments and Hedging Activities.” The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.

We paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. We had already accrued the termination payment. Historically, the net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represented the ineffective portion of the hedging relationship, and this amount was recorded in other income / (expense) net.

We recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes (2006 amounts were incurred prior to termination):

	2006	2005	2004
	(in thousands)
Interest rate swap	$(690)	$690	$287
Contingent convertible notes	343	(821)	(430)

Net increase (decrease) in liabilities	$(347)	$(131)	$(143)

Our net other income (expense) increased in 2006 by $1.2 million to $2.0 million of expense. In 2006, we recognized $1.4 million in other expense related to the interest rate swap unwind. See Note 6 – Derivative Instruments for a further discussion. In 2004, we recorded a $1.4 million unrealized gain associated with a 38.5 million euro foreign currency collar contract that expired on January 3, 2005, concurrent with our acquisition of Newdeal. We entered into this contract to reduce our exposure to fluctuations in the exchange rate between the euro and the dollar as a result of our commitment to acquire Newdeal in January 2005 for 38.5 million euros. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in other income (expense), net.

Income Taxes

In 2006, our effective income tax rate was 39.1% of income before income taxes, compared to 32.5% in 2005 and 38.6% in 2004. The 2006 rate includes a $2.1 million tax charge for the write-off of in-process research and development related to the acquisition of KMI, which is nondeductible for tax purposes and a $0.7 million charge related to the newly adopted accounting treatment for incentive stock options under SFAS 123R. The increase in our effective tax rate from 2005 to 2006 was primarily related to the impact of these charges, as well as, the changes in the geographical mix of taxable income attributable to recently acquired businesses. Our 2004 rate includes a $1.3 million tax charge related to the transfer of intangible assets. The reduction in our effective tax rate from 2004 to 2005 was primarily related to the impact of this charge on our 2004 effective rate and the favorable impact of various planning and reorganization initiatives that we implemented in 2005.

Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The net decrease in our tax asset valuation allowance was $3.5 million, $0.2 million, and $0 million in 2006, 2005 and 2004, respectively. The change in 2006 was recorded against the gross amount of the related deferred tax asset.

A valuation allowance of $1.6 million is recorded against the remaining $24.0 million of net deferred tax assets recorded at December 31, 2006. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2006, we had net operating loss carryforwards of $11.0 million for federal income tax purposes and $2.3 million for foreign income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2010, and the foreign net operating loss carryforwards have no expiration. We used all of our remaining unrestricted net operating loss carryforwards in 2006.

At December 31, 2006, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2010. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

We do not provide income taxes on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $20.3 million, $8.5 million and $2.6 million, at December 31, 2006, 2005 and 2004, respectively.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, we have realized a tax benefit on qualified production activities income of $0.3 million in 2006.

INTERNATIONAL REVENUES AND OPERATIONS

Revenues by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(in thousands)
2006	$317,503	$77,100	$12,315	$12,379	$419,297
2005	207,409	48,645	11,403	10,478	277,935
2004	182,168	30,994	8,535	8,128	229,825

In 2006, revenues from customers outside the United States totaled $101.9 million or 24% of consolidated revenues, of which approximately 76% were sales to European customers. Revenues from customers outside the United States included $57.6 million of revenues generated in foreign currencies.

In 2005, revenues from customers outside the United States totaled $70.5 million, or 25% of consolidated revenues, of which approximately 69% were sales to European customers. Revenues from customers outside the United States included $55.2 million of revenues generated in foreign currencies.

In 2004, revenues from customers outside the United States totaled $47.6 million, or 21% of consolidated revenues, of which approximately 65% were sales to European customers. Revenues from customers outside the United States included $33.6 million of revenues generated in foreign currencies.

Because we have operations based in Europe and we generate revenues and incur operating expenses in euros and British pounds, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We also experience currency exchange risk with respect to the yen.

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

Local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all could combine to affect our sales into markets outside the United States.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2006, we had cash, cash equivalents and marketable securities totaling $22.6 million. Investments consist almost entirely of highly liquid, interest bearing debt securities. In the third quarter of 2006, we liquidated our portfolio of marketable securities.

Cash Flows

We generated positive operating cash flows of $71.7 million, $57.0 million, and $39.0 million in 2006, 2005 and 2004, respectively. Operating cash flows continued to improve primarily as a result of higher pre-tax income, improved working capital management, and the benefits from the continued utilization of our net operating loss carryforwards and tax deductions generated by employee stock option exercises. In 2006, 2005 and 2004, changes in working capital items reduced operating cash flows by $4.5 million, $4.7 million and $20.2 million, respectively. In 2004, we experienced delays in customer collections related to enterprise business systems transitions. The improvement in working capital in 2005 relates to an improvement in the collection cycle for accounts receivable.

Our principal uses of funds for the year ended December 31, 2006 was $228.7 million for acquisition consideration, $70 million paid for the purchase of 1.8 million shares for our common stock and $11.5 million in capital expenditures. We received $109.9 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $71.7 million in operating cash flows for the year ended December 31, 2006, we received $15.9 million from the issuance of common stock through the exercise of stock options during the period and $100 million from borrowings under our credit facility.

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

Working Capital

At December 31, 2006 and 2005, working capital was $(52.4) million and $234.7 million, respectively. The decrease in working capital in 2006 was primarily related to the use of $228.7 million for acquisitions. Also contributing to the decrease was the reclassification of $119.5 million of contingent convertible notes to current liabilities. Such classification was made because the closing price of our stock on the issuance date of the new convertible notes was higher than the market price trigger of the new convertible notes. The noteholders have the option to convert new convertible notes into cash and, if applicable, shares of our common stock.

Convertible Debt and Related Hedging Activities

We pay interest on our contingent convertible subordinated notes at an annual rate of 21/2% each September 15 and March 15. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.

The notes are general, unsecured obligations of Integra and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity, and the noteholders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.

On September 27, 2006, we concluded an offer to exchange up to $120 million principal amount of new notes with a “net share settlement” mechanism for our then outstanding contingent convertible subordinated notes. As of that date, an aggregate principal amount of $115.2 million of old notes was tendered. The terms of the new notes are substantially similar to those of the old notes, except that the new notes have a net share settlement feature and include “takeover protections,” whereby we will pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature of the new notes requires that, upon conversion of the new notes, we will pay holders in cash for up to the principal amount of the converted new notes, with any amount in excess of the cash amount settled, at our election, in cash or shares of our common stock. Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $288,000 of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $332,000 in connection with the offer.

On October 20, 2006 an additional $4.3 million of old notes were tendered, bringing the total amount of exchanges to $119.5 million, or 99.6% of the original $120 million principal amount. We paid approximately $11,000 of exchange fees to tendering holders of these notes in connection with this exchange.

On September 27, 2006, we terminated our interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the notes. See “Results of Operation — Non-Operating Income and Expenses.”

Share Repurchase Plans

During 2006, 2005, and 2004, we repurchased 1.8 million, 1.7 million, and 0.5 million shares, respectively, of our common stock under authorized share repurchase programs. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options.

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

In February 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50 million though December 31, 2006 and terminated our prior repurchase program.

In October 2006, our Board of Directors terminated the repurchase program approved in February 2006 and adopted a new program that authorizes us to repurchase shares or our common stock for an aggregate purchase price not to exceed $75 million though December 31, 2007. Shares may be purchased either in the open market or in privately negotiated transactions.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows and other factors that the Board of Directors deems relevant.

Requirements and Capital Resources

We believe that our cash and marketable securities are sufficient to finance our operations and capital expenditures in the near term.

In December 2005, we established a $200 million, five-year, senior secured revolving credit facility. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We did not draw any amounts against this credit facility in 2005. We made borrowings in 2006 for acquisition-related purposes. As of December 31, 2006, we had $100 million of outstanding borrowings under our credit facility at a weighted average interest rate of 6.5% per annum. We amended the credit facility in February 2007 to increase the size of the credit facility to $300 million, which can be increased to $400 million should additional financing be required in the future. We make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature.

The indebtedness under the credit facility is guaranteed by all but one of our domestic subsidiaries. The Company’s obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company’s and the guarantors’ other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

Borrowings under the credit facility bear interest, at our option, at a rate equal to (i) the Eurodollar Rate in effect from time to time plus an applicable rate (ranging from 0.375% to 1.25%) or (ii) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, and (y) the prime commercial lending rate of Bank of America, N.A. plus an applicable rate (ranging from 0% to 0.25%). The applicable rates are based on a financial ratio at the time of the applicable borrowing.

We will also pay an annual commitment fee (ranging from 0.10% to 0.20%) on the daily amount by which the commitments under the credit facility exceed the outstanding loans and letters of credit under the credit facility.

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company’s and its subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. The Company was in compliance with such covenants at each balance sheet date.

Contractual Obligations and Commitments

As of December 31, 2006, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(in millions)
Convertible Securities — Short Term	$119.5	$119.5	$—	$—	$—
Convertible Securities — Long Term	0.5	—	0.5	—	—
Interest on Convertible Securities	4.5	3.0	1.5	—	—
Employment Agreements	5.5	3.1	2.4	—	—
Operating Leases	18.4	4.1	5.2	1.9	7.2
Purchase Obligations	1.0	1.0	—	—	—
Warranty Obligations	1.3	1.1	0.2	—	—
Pension Contributions	0.3	0.3	—	—	—

Total	$151.0	$132.1	$9.8	$1.9	$7.2

In addition, under other agreements we are required to make payments based on sales levels of certain products.

The above table does not include contingent interest that we may be obligated to pay on our contingent convertible subordinated notes due in March 2008. See “– Results of Operations – Non-Operating Income and Expenses.”

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets, goodwill, discount rates used to value and test impairments of long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, in-process research and development charges and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

Goodwill and Other Intangible Assets

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142 – Goodwill and Other Intangible Assets. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flow will occur and determination of our weight-average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Allowances For Doubtful Accounts Receivable and Sales Returns and Allowances

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

We record a provision for estimated sales returns and allowances on revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and allowances and other known factors. If actual returns or allowances are different from our estimates and the related provisions for sales returns and allowances, we may change the sales returns and allowances provision in the future through an increase or decrease in revenues.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are different from our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge or reduction in cost of product revenues in the period the revision is made.

We capitalize inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2006, we had no capitalized pre-approval inventory. If management decides to discontinue the related development program or we are not able to obtain the required approvals from regulatory bodies to market these products, we would expense the value of the capitalized pre-approval inventory to research and development expense.

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

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. We accrue for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. We consistently accrue legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost, as permitted by EITF Topic D-77. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We could recognize no benefit from our deferred tax assets or we could recognize some or all of the future benefit depending on the amount and timing of taxable income we generate in the future.

Stock-Based Compensation Expense

Prior to the adoption of SFAS 123R, employee stock-based compensation was recognized using the intrinsic value method. The Company did not include compensation expense for employee stock options in net income because stock options were granted with an exercise price equal to the fair market value on the date of grant.

Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provision of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimated expected volatility, expected term and risk-free rate. Our expected volatility is based on historical volatility of our stock price with forward-looking assumptions. The expected life of the stock options is estimated based on historical data on exercise of stock options. The risk-free interest rate is based on the yield at the time of grant of a U.S. treasury security with an equivalent remaining term. If factors change and we employ differ assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

OTHER MATTERS

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 2007. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening retained earnings. We are evaluating the potential effect of implementing FIN 48 on our financial condition and results of operation.

In September 2006, the FASB issued statement No. 157 – Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. SFAS 157 is in effect for us as of the beginning of fiscal year 2008. Any cumulative effect will be recorded as an adjustment to the opening retained earnings. We are evaluating the potential effects of implementing this Statement on our financial condition and results of operation.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2006. The implementation of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. We are evaluating the impact this new standard will have on its financial position and results of operations.

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

In November 2004, we entered into a collar contract that expired on January 3, 2005 for 38.5 million euros to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal in January 2005 for 38.5 million euros. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in other income (expense), net. In 2004, we recorded a $1.4 million unrealized gain related to the change in the fair value of the collar contract as of December 31, 2004. The foreign currency collar expired in January 2005, concurrent with our acquisition of Newdeal.

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

Interest Rate Risk – Marketable Debt Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and investments in marketable debt securities outstanding at December 31, 2006 would increase or decrease interest income by approximately $0.2 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to these investments.

Interest Rate Risk – Long-Term Debt and Related Hedging Instruments

On September 27, 2006, we terminated our $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed-rate 21/2% contingent convertible subordinated notes due March 2008. We received a 21/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rate reset each quarter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Note 16 “Selected Quarterly Information – Unaudited” to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisitions of Miltex, Canada Microsurgical and KMI, which were completed on May 12, 2006, July 6, 2006 and July 31, 2006, respectively. The total assets and total revenues associated with these transactions and balances accounted for under these companies’ internal controls over financial reporting represent 30% and 11%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

INCORPORATED BY REFERENCE

The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 of Part I herein), Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2007, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report.
1. Financial Statements.
All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits required to be filed by Item 601 of Regulation S-K.

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
4.1	Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

4.2	Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4.4	Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5	Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.6	Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7	Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
10.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)
10.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.2	Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.3	Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4	1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5	1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6	1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7	1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*
10.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005) *
10.9	2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10	2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11	2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.13	Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.15	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.16	Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.17	Severance Agreement between Judith O’Grady and the Company dated January 1, 2007*
10.18	Amended and Restated 2005 Employment Agreement between David B. Holtz and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.19	Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.20(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.21(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.22	Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.23	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.24	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.25(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.26	Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.28	Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.29	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.30	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.31	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.32	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33	Compensation of Directors of the Company*
10.34	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*
10.35	Form of Restricted Stock Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10.36	Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10.37	Restricted Stock Agreement by and between David B. Holtz and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.38	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.39	Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40	Employment Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.41	Performance Stock Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.42	Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.43	Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10.44	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.45	Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: March 2, 2007	By:	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig Stuart M. Essig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2007
/s/ Maureen B. Bellantoni Maureen B. Bellantoni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2007
/s/ Jerry E. Corbin Jerry E. Corbin	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2007
/s/ Richard E. Caruso, Ph.D. Richard E. Caruso, Ph.D.	Chairman of the Board	March 2, 2007
/s/ Keith Bradley, Ph.D. Keith Bradley, Ph.D.	Director	March 2, 2007
/s/ Neal Moszkowski Neal Moszkowski	Director	March 2, 2007
/s/ Christian Schade Christian Schade	Director	March 2, 2007
/s/ James M. Sullivan James M. Sullivan	Director	March 2, 2007
/s/ Anne M. VanLent Anne M. VanLent	Director	March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders of Integra LifeSciences Holdings Corporation and Subsidiaries:
We have completed integrated audits of Integra LifeSciences Holdings Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement obligations in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report of Internal Control Over Financial Reporting, management has excluded Miltex, Kinetikos Medical, Inc. and Canada Microsurgical, Ltd. from its assessments of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Miltex, Kinetikos Medical, Inc. and Canada Microsurgical, Ltd. from our audit of internal control over financial reporting. Miltex, Kinetikos Medical, Inc. and Canada Microsurgical, Ltd. are wholly owned subsidiaries of the Company whose total assets and total revenue represent approximately 30% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2007

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	Year Ended December 31,
	2006	2005	2004
Total revenue, net	$419,297	$277,935	$229,825

COSTS AND EXPENSES
Cost of product revenues	168,314	107,052	88,496
Research and development	25,732	11,960	14,121
Selling, general and administrative	157,706	98,273	99,360
Intangible asset amortization	8,801	4,545	3,069

Total costs and expenses	360,553	221,830	205,046

Operating income	58,744	56,105	24,779
Interest income	2,194	3,900	4,030
Interest expense	(10,620)	(4,165)	(3,475)
Other income (expense), net	(2,010)	(739)	2,674

Income before income taxes	48,308	55,101	28,008
Provision for income taxes	18,901	17,907	10,811

Net income	$29,407	$37,194	$17,197

Basic net income per share	$1.00	$1.23	$0.57
Diluted net income per share	$.97	$1.15	$0.55
Weighted average common shares outstanding:
Basic	29,300	30,195	30,064
Diluted	32,747	34,565	31,102
The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
In thousands

	Year Ended
	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$22,697	$46,889
Investments in marketable securities	—	80,327
Trade accounts receivable, net of allowances of $4,114 and $3,508	85,018	49,007
Inventories, net	94,387	67,476
Deferred tax assets	10,010	10,842
Prepaid expenses and other current assets	9,649	11,411

Total current assets	221,761	265,952
Investments in marketable securities, non-current	—	16,168
Property, plant, and equipment, net	42,559	27,451
Intangible assets, net	179,716	64,569
Goodwill	162,414	68,364
Other assets	7,168	5,928

Total assets	$613,618	$448,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$100,000	$—
Convertible securities	119,542	—
Accounts payable, trade	20,329	8,978
Income taxes payable	—	715
Deferred revenue	4,319	88
Accrued compensation	12,454	8,761
Accrued expenses and other current liabilities	17,373	12,745

Total current liabilities	274,017	31,287
Long-term convertible securities	508	118,378
Deferred tax liabilities	31,356	2,520
Other liabilities	11,575	6,429

Total liabilities	317,456	158,614

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 31,464 and 29,823 issued	315	298
Additional paid-in capital	367,277	333,179
Treasury stock, at cost; 4,147 and 2,368 shares	(145,846)	(75,815)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(801)
Foreign currency translation adjustment	10,045	(2,300)
Pension liability adjustment, net of tax	(1,965)	(1,672)
Retained earnings	66,336	36,929

Total stockholders’ equity	296,162	289,818

Total liabilities and stockholders’ equity	$613,618	$448,432

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$29,407	$37,194	$17,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,018	11,313	9,087
In-process research and development	5,875	500	—
Loss on sale of assets/investments	755	—	(55)
Amortization of bond issuance costs	2,096	820	821
Excess tax benefits from stock-based compensation arrangements	(1,335)	—	—
Deferred income tax provision	3,235	9,895	6,101
Amortization of discount/premium on investments	364	1,908	2,505
Share-based compensation	14,115	146	23,572
Other, net	336	(41)	(70)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(26,131)	491	(13,287)
Inventories	3,461	(9,984)	(9,738)
Prepaid expenses and other current assets	(2,465)	30	(1,949)
Other non-current assets	(799)	(66)	(169)
Accounts payable, accrued expenses and other liabilities	14,011	(1,494)	2,118
Income taxes payable	7,496	6,294	3,911
Deferred revenue	2,409	(158)	(110)
Other liabilities	(146)	—	(959)

Net cash provided by operating activities	71,702	56,848	38,975

INVESTING ACTIVITIES:
Proceeds from the sales of investments	109,872	93,315	241,440
Proceeds from sales of property and equipment	689	—	—
Purchases of available for sale investments	(13,074)	(65,499)	(190,888)
Purchases of property and equipment	(11,520)	(8,053)	(8,508)
Cash used in acquisitions, net of cash acquired	(228,662)	(50,602)	(29,302)

Net cash (used in)/provided by investing activities	(142,695)	(30,839)	12,742

FINANCING ACTIVITIES:
Borrowings under senior credit facility	162,000	—	—
Fees paid in connection with bank line of credit	—	(1,132)	—
Repayment of bank loans	(63,530)	(245)	—
Proceeds from exercised stock options and warrants	15,867	9,382	6,123
Purchases of treasury stock	(70,031)	(56,341)	(14,238)
Excess tax benefits from stock-based compensation arrangements	1,335	—	—

Net cash provided by (used in) financing activities	45,641	(48,336)	(8,115)

Effect of exchange rate changes on cash and cash equivalents	1,160	(639)	199

Net (decrease) increase in cash and cash equivalents	(24,192)	(22,966)	43,801
Cash and cash equivalents at beginning of period	46,889	69,855	26,054

Cash and cash equivalents at end of period	$22,697	$46,889	$69,855

Cash paid during the year for interest	$8,060	$3,275	$2,331
Cash paid during the year for income taxes	16,395	7,721	1,789
Supplemental non-cash disclosure:
Acquisition fees included in liabilities	$—	$1,123	$—
Property and equipment purchases included in liabilities	765	199	969
The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

						Accumu-
						lated	Retained
						Other	Earnings /
				Additional		Compre-	(Accumu-
	Preferred	Common	Treasury	Paid-In		hensive	lated	Total
	Stock	Stock	Stock	Capital	Other	Income (Loss)	Deficit)	Equity
Balance, December 31, 2003	$—	$286	$(5,236)	$286,716	$(5)	$4,231	$(17,462)	$268,530
Net income							17,197	17,197
Realized gains on investments						88		88
Unrealized losses on investments, net of tax						(969)		(969)
Foreign currency translation						3,683		3,683
Minimum pension liability adjustment, net of tax						(365)		(365)

Total comprehensive income								$19,634

Issuance of 592 shares of common stock through employee benefit plans		6		6,492				6,498
Issuance of contract stock unit award for 750 shares of common stock				23,535				23,535
Other share-based compensation				30	5			35
Tax benefit related to stock option exercises				3,829				3,829
Repurchase 500 shares of common stock			(14,238)					(14,238)
Balance, December 31, 2004	$—	$292	$(19,474)	$320,602	$—	$6,668	$(265)	$307,823

Net income							37,194	37,194
Realized gains on investments						18		18
Unrealized losses on investments, net of tax						(1)		(1)
Foreign currency translation						(11,375)		(11,375)
Minimum pension liability adjustment, net of tax						(83)		(83)

Total comprehensive income								$25,753

Issuance of 621 shares of common stock through employee benefit plans		6		9,170				9,176
Share-based compensation				146				146
Tax benefit related to stock option exercises				3,261				3,261
Repurchase 1,650 shares of common stock			(56,341)					(56,341)
Balance, December 31, 2005	$—	$298	$(75,815)	$333,179	$—	$(4,773)	$36,929	$289,818

Net income							29,407	29,407
Realized gains on investments						254		254
Reversal of unrealized losses on investments, net of tax						547		547
Foreign currency translation						12,345		12,345
Pension liability adjustment, net of tax						(293)		(293)

Total comprehensive income								$42,260

Issuance of 1,649 shares of common stock through employee benefit plans		17		15,888				15,905
Tax benefit related to stock option exercises				3,237				3,237
Share-based compensation				14,973				14,973
Repurchase 1,779 shares of common stock			(70,031)					(70,031)

Balance, December 31, 2006	$—	$315	$(145,846)	$367,277	$—	$8,080	$66,336	$296,162

A significant portion of the foreign currency translation adjustment recorded in 2005 was related to the appreciation of the U.S. dollar against the euro following the Company’s acquisition of Newdeal Technologies, whose functional currency is the euro, on January 3, 2005.
The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Integra LifeSciences Holdings Corporation (the “Company”) incorporated in Delaware in 1989. The Company, a world leader in regenerative medicine, is dedicated to improving the quality of life for patients through the development, manufacturing, and marketing of cost-effective surgical implants and medical instruments. Its products are used primarily in neurosurgery, extremity reconstruction, orthopedics and general surgery.
The Company sells its products directly through various sales forces and through a variety of other distribution channels.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company has made all necessary adjustments so that the financial statements are presented fairly and all such adjustments are of a normal recurring nature.
The Company revised its presentation of cost of product revenues in 2006 to include amortization of product technology-based intangible assets. Previously, this amortization was included in intangible asset amortization in the consolidated statement of operations. The Company revised prior period amounts to conform to the current year’s presentation. This revision increased cost of product revenues by $1.5 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. See Note 3. Acquisitions for details of new subsidiaries included in the consolidation.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets, goodwill, discount rates used to value and test impairments of long-lived assets and goodwill, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of intangible assets and in-process research and development, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
CASH AND CASH EQUIVALENTS
The Company considers all short term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INVESTMENTS
In 2006, the Company liquidated its portfolio of marketable securities. Proceeds from the sales totaled $109.9 million. As the amounts were previously classified as available for sale securities based on the guidance of SFAS 115 — Accounting for Certain Investments in Debt and Equity Securities, the unrealized losses of $0.8 million were reclassified from accumulated other comprehensive income into net income upon sale.
As of December 31, 2005, investments were comprised of available-for-sale debt and equity securities as defined in SFAS No. 115 — Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. Securities were carried at fair value, which was based on quoted market prices. Increases and decreases in fair value were recorded as unrealized gains and losses in other comprehensive income. Realized gains and losses are determined on the specific identification cost basis and reported in other income (expense), net. Investment balances as of December 31, 2005 were as follows:

		Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
2005
Marketable Securities, current
Corporate Debt Securities	$37,248	$—	$(372)	$36,876
Auction Rate Securities	2,650	—	—	2,650
U.S. Government Debt Securities	39,201	—	(427)	38,774
Other Securities	2,054	—	(27)	2,027

Total marketable securities, current	$81,153	$—	$(826)	$80,327
Marketable Securities, non-current
Corporate Debt Securities	$10,330	$—	$(277)	$10,053
U.S. Government Debt Securities	6,252	—	(137)	6,115

Total marketable securities, non-current	$16,582	$—	$(414)	$16,168

The unrealized losses on the Company’s marketable debt securities were primarily related to the increase in interest rates since the Company acquired these investments. Management evaluated certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment was lower than its book value. Factors that were considered when evaluating for other-than-temporary impairment included: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; interest rates, credit risk, the value of any underlying portfolios or investments; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. Management did not believe that the unrealized losses on the investments were other than temporary because of its intent and ability to hold these investments for a sufficiently long period of time such that recovery of the unrealized losses is expected as the investments got closer to their maturity. The maturity dates or interest rate reset periods for marketable debt securities classified as current were less than one year. The maturity dates for marketable debt securities classified as non-current were less than 31 months as of December 31, 2005.
The fair value of the Company’s $120.0 million principal amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2006 was $114.3 million.
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
The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when the Company feels it is probable that the receivable will not be recovered.
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Finished goods	$74,324	$51,970
Work in process	14,416	9,895
Raw materials	20,433	15,379
Less: reserves	(14,786)	(9,768)

Total inventories, net	$94,387	$67,476

At each balance sheet date, the Company evaluates ending inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analyses of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, valuation reserves are recorded against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value.
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2005, the Company capitalized approximately $0.9 million of pre-approval inventory. In June 2006, the Company recorded a $1.2 million charge to research and development related to pre-approval inventory including amounts capitalized in the first half of 2006 associated with a project to develop an ultrasonic aspirator system. The Company discontinued this project in June 2006 following management’s review of the Company’s existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. Management determined that there was no future alternative use for the pre-approval inventory in any other development project. No such amounts are capitalized at December 31, 2006.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31
	2006	2005	Lives
	(in thousands)
Land	$1,405	$890
Buildings	3,762	3,433	30-40 years
Leasehold improvements	18,364	11,775	2-22 years
Machinery and equipment	26,108	20,732	2-15 years
Furniture, fixtures and information systems	25,279	15,310	3-10 years
Construction in progress	5,818	2,007

Total	80,736	54,147
Less: Accumulated depreciation	(38,177)	(26,696)

	$42,559	$27,451

Depreciation expense associated with property, plant and equipment was $7.3 million, $5.3 million, and $4.8 million, in 2006, 2005, and 2004 respectively.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. No impairment of goodwill has been identified during any of the periods presented.
Changes in the carrying amount of goodwill in 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Goodwill, beginning of year	$68,364	$39,237
Radionics acquisition	21,054	—
Newdeal working capital adjustment	694	—
Miltex acquisition	43,018	—
Kinetikos Medical acquisition	23,089	—
Newdeal acquisition	—	35,668
Foreign currency translation and other	6,195	(6,541)

Goodwill, end of year	$162,414	$68,364

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s identifiable intangible assets were as follows:

	Weighted	December 31, 2006			December 31, 2005
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Completed technology	13 years	$35,632	$(8,573)	$27,059	$18,921	$(5,691)	$13,230
Customer relationships	12 years	67,872	(10,671)	57,201	22,550	(4,823)	17,727
Trademarks/brand names	34 years	35,350	(4,029)	31,321	31,175	(2,802)	28,373
Trademarks/brand names	Indefinite	31,600	—	31,600	—	—	—
Noncompetition agreement	5 years	7,151	(4,079)	3,072	6,943	(2,607)	4,336
Supplier relationships	30 years	29,300	(620)	28,680
All other	15 years	1,620	(837)	783	2,233	(1,330)	903

		$208,525	$(28,809)	$179,716	$81,822	$(17,253)	$64,569

The Company discontinued a product line in June 2005. As a result, the Company recorded a $215,000 charge to amortization expense related to the impairment of a technology-based intangible asset associated with this discontinued product line.
Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $11.7 million, $6.1 million and $4.2 million, respectively. Annual amortization expense is expected to approximate $14.6 million in 2007, $14.4 million in 2008, $12.9 million in 2009, $11.1 million in 2010, $11.0 million in 2011 and $84.1 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
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
INTEGRA FOUNDATION
The Company may periodically make a contribution to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $1.0 million and $0.3 million to the Integra Foundation in 2006 and 2005, respectively. These contributions were recorded in selling, general, and administrative expense.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company documents all relationships between hedged items and derivatives. The Company’s overall risk management strategy describes the circumstances under which it may undertake hedge transactions and enter into derivatives. The objective of the Company’s current risk management strategy is to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of fixed-rate debt.
The determination of fair value of derivatives is based on valuation models that use observable market quotes or projected cash flows and the Company’s view of the creditworthiness of the derivative counterparty.
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
INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes, or SFAS 109, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
REVENUE RECOGNITION
Total revenues, net include product sales, product royalties and other revenues, such as fees received under research, licensing, and distribution arrangements, research grants, and technology-related royalties.
Product sales are recognized when delivery has occurred and title and risk of loss has passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. The Company records a provision for estimated returns and allowances on revenues in the same period as the related revenues are recorded. These estimates are based on historical sales returns and discounts and other known factors. The provisions are recorded as a reduction to revenues.
Product royalties are estimated and recognized in the same period that the royalty products are sold by our customers. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information and expected sales trends. Differences between actual revenues and estimated royalty revenues are adjusted in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the quarter ended December 31, 2005, the Company recognized an additional $1.3 million of royalty revenue related to a change in the manner used to estimate royalties earned based on Medtronic’s sales of its INFUSE® bone graft product. Prior to the quarter ended December 31, 2005, the Company recognized this royalty revenue when paid by Wyeth because Wyeth did not provide information to the Company about the royalty amount earned each quarter prior to the Company reporting its quarterly financial results, and the Company did not have a reliable basis for otherwise estimating and recording royalty revenue in the same quarter it was earned. Because the Company now receives quarterly royalty revenue information from Wyeth in a more timely fashion, has sufficient historical information available to help the Company estimate and the volatility in the royalty earned each quarter has decreased significantly, the Company started recognizing this royalty on an accrual basis in the quarter earned starting in the quarter ended December 31, 2005.
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
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $6.1 million, $5.9 million and $3.8 million were recorded in selling, general and administrative expense during 2006, 2005, and 2004, respectively.
PRODUCT WARRANTIES
Certain of the Company’s medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties generally extending for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated.
Accrued warranty expense consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Beginning balance	$696	$748
Liability acquired through acquisition	358	—
Charged to expense	300	191
Deductions	(29)	(243)

	$1,325	$696

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2006, the Company recorded a $5.9 million in-process research and development charge related to the KMI acquisition and a $0.5 million charge related to an upfront payment pursuant to a new product development alliance. In 2005, the Company recorded a $0.5 million in-process research and development charge from its acquisition of intellectual property and clinical trial data related to technology that can be used in the management of cerebrospinal fluid flow within the brain. In 2004, the Company recorded a research and development expense of $1.4 million for a milestone payment related to the completion of certain development activities for an advanced neuro-monitoring system and a $0.5 million charge for a licensing fee paid for the development of a data acquisition system to support the integration of the Company’s advanced monitoring products.
EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT-RELATED COSTS
The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, Employer’s Accounting for Postemployment Benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
The timing of the recognition of charges for employee severance costs depends on whether the affected employees are required to render service beyond their legal notification period in order to receive the benefits. If affected employees are required to render service beyond their legal notification period, charges are recognized ratably over the future service period. Otherwise, charges are recognized when management has approved a specific plan and employee communication requirements have been met.
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
STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R — Share-Based Payment, a Revision of FASB Statement No. 123 — Accounting for Stock-Based Compensation, or SFAS 123R. This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. The Company elected to use the modified prospective approach to transition to SFAS 123R, as allowed under the statement. Under this approach, financial results need not be restated for prior periods. Under the transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2006, based on the fair value on the grant date estimated in accordance with original provision of SFAS 123 as amended by SFAS No. 148 — Accounting for Stock Based Compensation — Transition and Disclosure. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R using the binomial distribution model. The Company recognized compensation expense for stock option awards on a ratable basis over the requisite service period of the award. The long form method was used in the determination of the windfall tax benefit in accordance with SFAS 123R.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee stock-based compensation expense recognized under SFAS 123R was as follows:

Year ended December 31, 2006
(in thousands, except per share amounts)
Research and development expense	$639
Selling, general and administrative	13,161
Amortization of amounts previously capitalized to inventory	315

Total employee stock-based compensation expense	14,115

Tax benefit related to employee stock-based compensation expense	4,550
Net effect on net income	$9,565
Effect on earnings per share:
Basic	$0.33
Diluted	$0.29
As of December 31, 2006, $78,538 of stock-based compensation costs remain capitalized in inventory based on the underlying employees receiving the awards.
Prior to the adoption of SFAS 123R, employee stock-based compensation was recognized using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Prior to the adoption of SFAS 123R, the Company did not include compensation expense for employee stock options in net income (loss), since all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and basic and diluted net income per share would have been as follows:

	Fiscal year ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$37,194	$17,197
Add back: Total share-based employee compensation expense determined under the intrinsic value-based method for all awards, net of related tax effects	103	15,372
Less: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(7,264)	(21,799)

Pro forma	$30,033	$10,770

Net income per share:
Basic
As reported	$1.23	$0.57
Pro forma	$0.99	$0.36
Diluted
As reported	$1.15	$0.55
Pro forma	$0.94	$0.35

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pro forma additional compensation expense related to all options granted prior to October 1, 2004 was calculated based on the fair value of each option grant using the Black-Scholes model, while the pro forma additional compensation expense related to all options granted on or after October 1, 2004 was calculated based on the fair value of each option grant using the binomial distribution model. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2006		2005	2004
Dividend yield	0%		0%	0%
Expected volatility	39	%(1)	43%	48%
Risk free interest rate	4.3 to 5.1	%(2)	3.8%	3.2%
Expected life of option from grant date	6.1 years		5.4 years	4.7 years

(1)	A volatility rate of 39% in 2006 that decreases 1% in each subsequent year for the length of the term was used.

(2)	Risk free interest rates ranged based on the duration of the grant.
The effect of the change in estimate related to the use of the binomial distribution model has been accounted for on a prospective basis. The Company will value all future stock option grants using the binomial distribution model. Management believes that the binomial distribution model is better than the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.
PENSION BENEFITS
Pension plans cover certain former U.S. employees of Miltex, as well as certain employees in the UK and former employees in Germany. Various factors are considered in determining the pension liability, including the number of employees expected to be paid, their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions. If the actual results and events for the pension plans differ from current assumptions, the benefit obligation may be over or under valued.
Retirement benefit plan assumptions are reassessed on an annual basis or more frequently if changes in circumstances indicate a re-evaluation of assumptions are required. The key benefit plan assumptions are the discount rate and expected rate of return on plan assets. The discount rate is based on average rates on bonds that matched the expected cash outflows of the benefit plans. The expected rate of return is based on historical and expected returns on the various categories of plan assets.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension contributions are expected to be consistent over the next few years since the Miltex and Germany plans are frozen and the UK plan is closed to new participants. Contributions to the plans for 2006 and 2005 were $0.3 million and $0.3 million, respectively.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables. The Company’s products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 —Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statements to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ended December 31, 2006. The implementation of this provision did not have a material impact on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company will adopt the provisions of FIN 48 for all tax positions on January 1, 2007, the date of adoption. The cumulative effect of applying the provisions of the FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. The Company is currently evaluating the impact of adopting this Interpretation on its financial position and results of operations.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements, or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company expects to adopt this standard beginning in January 2008. Currently, management is evaluating the impact that this new standard will have on its financial position and results of operations.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Previously, voluntary changes in accounting principles were accounted for by including a one-time cumulative effect in the period of change. This statement is effective January 1, 2006. This standard did not have an impact on the Company’s financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (Statement 151), which is effective beginning January 1, 2006. Statement 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. Statement 151 also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. This Statement did not have a material impact on the financial position or results of operations.
3. ACQUISITIONS
BUSINESS COMBINATIONS
Radionics
On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advance minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA Excel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife™ stereotactic radiosurgery system, the OmniSight® stereotactic radiosurgery system, and the OmniSight® EXcel image-guide surgery system. The consolidated financial statements include the results of operations for Radionics from the date of acquisition.
The following summarized the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$8,201
Property, plant and equipment	1,365
		Wtd. Avg. Life

Intangible Assets:
Tradename	18,100	Indefinite
Customer relationships	20,900	7 years
Technology	10,000	10 years
Goodwill	21,054
Other Assets	72

Total assets acquired	79,692

Accrued expenses and other current liabilities	425
Deferred revenue	1,605

Total liabilities assumed	2,030

Net assets acquired	$77,662

Management determined the fair value of assets acquired with the assistance of a third-party valuation firm. Certain adjustments were finalized in the second quarter of 2006 relating to the Radionics valuation, which primarily resulted in an increase to intangible assets and a reduction in goodwill of $3 million. The adjustment was related to the finalization of certain assumptions in the valuation of identifiable intangible assets. Additional direct costs of approximately $450,000 were paid in the third quarter and have been added to goodwill. The goodwill recorded in connection with this acquisition is based on the benefit the Company expects to generate from the synergy between Radionics’ ultrasonic aspirator product line and the Company’s ultrasonic aspirator product lines. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Miltex
On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Broach®, and Thompson™ trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany where Miltex’s staff coordinates designs, production and delivery of instruments. The consolidated financial statements include the results of operations for Miltex from the date of acquisition.
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$16,775
Other current assets	8,049
Property, plan and equipment	7,699
		Wtd. Avg. Life

Intangible Assets:
Customer relationships	13,100	15 years
Tradename (Miltex)	13,500	Indefinite
Tradename (Moyco, Union Broach, Thompson)	300	4 years
Tradename (other product lines)	600	15 years
Technology	1,100	10 years
Supplier relationships	29,300	30 years
Goodwill	43,018
Other Assets	219

Total assets acquired	133,660

Accrued expenses and other current liabilities	3,988
Deferred tax liabilities	20,674
Other non-current liabilities	5,667

Total liabilities assumed	30,329

Net assets acquired	$103,331

Management determined the fair value of assets acquired with the assistance of a third-party valuation firm. Certain adjustments were made in the third quarter of 2006 relating to the Miltex valuation, the most significant of which resulted in the recognition of a $29.3 million supplier relationship intangible asset, a decrease of $1.9 million in the customer relationship intangible asset, a decrease in goodwill of $13.8 million and an increase in deferred tax liabilities of $11.7 million. A portion of the goodwill acquired in the Miltex acquisition is expected to be deductible for tax purposes. The purchase price allocation was finalized in the fourth quarter with an increase of $5.0 million to goodwill and an increase of $5.0 million to other non-current liabilities as the Company finalized its assessment of pre-acquisition tax contingencies.
Canada Microsurgical, Ltd.
On July 6, 2006, the Company acquired all of the outstanding capital stock of Canada Microsurgical, Ltd. (“CML”) for $5.8 million in cash paid at closing, subject to certain adjustments, $0.1 million working capital adjustment and $0.2 million of transaction-related costs. In addition, the Company may pay up to an additional $1.9 million (2.1 million Canadian dollars) over the next three years, depending on the performance of the business. If and when such amounts are paid, then those payments will be added to goodwill. CML, a long-standing distributor for the company, has eight sales representatives who cover all of the provinces in Canada. The consolidated financial statements include the results of operations for CML from the date of acquisition.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$1,576
Other current Assets	1,121
		Wtd. Avg. Life

Intangible Assets:
Customer relationships	4,722	10 years
Tradename	2,756	15 years
Non-compete	90	5 years
Goodwill	—
Other Assets	21

Total assets acquired	10,286

Accrued expenses and other current liabilities	730
Deferred liabilities	671
Deferred tax liabilities	2,737

Total liabilities assumed	4,138

Net assets acquired	$6,148

Management determined the preliminary fair value of assets acquired during the third quarter. Certain adjustments were made in the fourth quarter of 2006 as management finalized the CML valuation, the most significant of which resulted in an increase of $1.9 million to the customer relationship intangible asset, an increase of $0.6 million in the tradename intangible asset, a decrease in goodwill of $0.6 million, the recognition of a $0.7 million deferred liability and an increase in deferred tax liabilities of $0.8 million.
Kinetikos Medical, Inc.
On July 31, 2006, the Company acquired all of the outstanding capital stock of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash paid at closing, subject to certain adjustments, $0.5 million in cash paid after closing, $0.6 million as a working capital adjustment and $1.1 million of transaction related costs. In addition, the Company may pay up to an additional $20 million over the next two years depending on the performance of the business. If and when such amounts are paid, then those payments will be added to goodwill. Subsequent to closing, the Company implemented certain changes in the KMI business, including eliminating approximately one-half of the positions located in the Carlsbad, California facility. In addition, the Company discontinued operating under the name of KMI effective January 1, 2007 and plans to exit the Carlsbad facility and move the remaining operations to its San Diego facility during 2007. A restructuring provision of $360,000 has been recorded in the opening balance sheet in connection with these plans as part of the purchase price allocation based on the guidance included in EITF 95-03.
KMI, based in Carlsbad, California, is a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatments of fractures of small bones most commonly found in the extremities. The Company has integrated the KMI product line into its U.S. direct sales force while maintaining seven former KMI independent sales agencies. The Company plans to increase sales of KMI products internationally through its well-established Newdeal infrastructure. The consolidated financial statements include the results of operations for KMI from the date of acquisition.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarized the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$2,208
Other current Assets	2,801
Property, plant and equipment	1,646
		Wtd. Avg. Life

Intangible Assets:
Customer relationships	6,100	3.5 years
Tradename (MBA, UNI2)	300	5 years
Developed technology patents	4,350	15 years
In-process research and development	5,875	Expensed immediately
Goodwill	23,089
Other Assets	1,260

Total assets acquired	47,629

Accrued expenses and other current liabilities	1,933
Deferred tax liabilities	3,953

Total liabilities assumed	5,886

Net assets acquired	$41,743

Management determined the fair value of assets acquired with the assistance of a third-party valuation firm. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The Company recorded an in-process research and development charge of $5.6 million in the third quarter of 2006 in connection with this acquisition. Certain adjustments were made in the fourth quarter of 2006 as management finalized the KMI valuation, the most significant of which resulted in an increase of $2.4 million to the developed technology patents intangible asset, an increase of $0.3 million in the in-process research and development intangible asset, a decrease in goodwill of $0.5 million, an increase in deferred tax assets of $0.4 million and an increase in deferred tax liabilities of $1.3 million.
Newdeal Technologies SAS
In January 2005, the Company acquired all of the outstanding capital stock of Newdeal Technologies SAS (“Newdeal”) for $51.9 million (38.3 million euros) in cash paid at closing, a $0.7 million working capital adjustment paid in January 2006, and $0.8 million of acquisition related expenses. Additionally, the Company agreed to pay the sellers up to an additional 1.3 million euros if the sellers continue their employment with the Company through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.
Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal’s products include a wide range of products for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu®-Fix plate system and the HINTEGRA™ total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands and through distributors in more than 30 countries, including the United States and Canada. During 2005, Integra began to market the Newdeal products directly in the United States through its Integra Reconstructive Surgery sales force. Newdeal’s target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities as well as podiatric surgeons.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with this acquisition, the Company recorded $35.7 million of goodwill and $13.1 million of intangible assets (consisting primarily of tradename, customer relationships, and technology) which are being amortized on a straight-line basis over lives ranging from 5 to 40 years. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from the synergy between Newdeal’s reconstructive foot and ankle fixation products and the Company’s regenerative products that are used in the treatment of chronic and traumatic wounds of the foot and ankle. The fair value of assets acquired was determined with the assistance of a third-party valuation firm.
In May 2004, the Company acquired the MAYFIELD® Cranial Stabilization and Positioning Systems and the BUDDE® Halo Retractor System business from Schaerer Mayfield USA, Inc. (formerly Ohio Medical Instrument Company) for $20.0 million in cash paid at closing, a $0.3 million working capital adjustment and $0.3 million of acquisition related expenses. The MAYFIELD® and BUDDE® lines include skull clamps, headrests, reusable and disposable skull pins, blades, retractor systems, and spinal implants. MAYFIELD® systems are the market leader in the United States and have been used by neurosurgeons for over thirty years. The products are sold in the United States through the Integra NeuroSciences direct sales organization and in international markets through distributors. In connection with this acquisition, the Company recorded $8.4 million of goodwill and $8.1 million of intangible assets, consisting of a non-compete agreement, tradename, and technology, which are being amortized on a straight-line basis over lives ranging from 5 to 30 years. The fair value of assets acquired was determined with the assistance of a third-party valuation firm.
In May 2004, the Company acquired all of the capital stock of Berchtold Medizin-Elektronik GmbH, now named Integra ME GmbH, from Berchtold Holding GmbH for $5.0 million in cash. Integra ME manufactures and markets the ELEKTROTOM® line of electrosurgery generators and the SONOTOM™ ultrasonic surgical aspirator, as well as a broad line of related handpieces, instruments and disposables used in many surgical procedures, including neurosurgery. Integra ME markets and sells its products to hospitals and physicians primarily through a network of distributors. This acquisition provided Integra with additional devices for the European and international markets and an existing infrastructure through which it can sell certain of its other products directly in Germany. In connection with this acquisition, the Company recorded $1.7 million of goodwill and $1.3 million of intangible assets, consisting primarily of trade name, technology, and customer relationships, which are being amortized on a straight-line basis over lives ranging from 3 to 10 years.
The acquired business included a facility located in Tuttlingen, Germany that manufactured, packaged and distributed the ELEKTROTOM® and SONOTOM™ products. The Company closed the Tuttlingen facility in December 2005 and transferred all of the Tuttlingen operations to its facility located in Andover, United Kingdom.
In January 2004, the Company acquired the R&B instrument business of R&B Surgical Solutions, LLC for $2.0 million in cash. The R&B instrument line is a complete line of high-quality handheld surgical instruments used in neuro- and spinal surgery. The Company markets these products through its Jarit sales organization. In connection with this acquisition, the Company recorded $1.5 million of intangible assets and goodwill. The acquired intangible assets are being amortized on a straight-line basis over lives ranging from 5 to 20 years.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2005 and 2004 acquisitions:

Newdeal
(All amounts in thousands)
2005 Acquisitions
Current assets	$10,925
Property, plant and equipment	1,026
Intangible assets	13,090
Goodwill	35,668
Other assets	38

Total assets acquired	60,747
Liabilities assumed, excluding debt	7,560
Debt assumed	530

Net assets acquired	$52,657

The identifiable intangible assets comprised the following:

	Amount	Estimated useful life
Tradename	$2,926	37 years
Customer relationships	6,032	10 years
Technology	3,387	10 years
Non-competition agreement	745	5 years

	MAYFIELD / BUDDE	Integra ME	R&B / Sparta
2004 Acquisitions
Current assets	$3,489	$3,151	$817
Property, plant and equipment	1,400	78	10
Intangible assets	8,030	1,320	1,639
Goodwill	8,397	1,775	1,478

Total assets acquired	21,316	6,324	3,944
Current liabilities	768	837	340
Deferred tax liabilities	—	240	—
Other non-current liabilities	—	265	—

Total liabilities assumed	768	1,342	340

Net assets acquired	$20,548	$4,982	$3,604

The goodwill acquired in the MAYFIELD/BUDDE, R&B, and Sparta acquisitions is expected to be deductible for tax purposes.
The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2006 and 2005 as if the acquisitions consummated in 2006 and 2005 had been completed as of the beginning of 2005. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra’s marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005
	(in thousands, except per share amounts)
Total revenue, net	$462,593	$414,785
Net income	32,903	35,312
Basic net income per share	$1.12	$1.17
Diluted net income per share	$1.07	$1.09
ASSET ACQUISITIONS
In September 2005, the Company acquired the intellectual property estate of Eunoe, Inc. for $500,000 in cash. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of the COGNIShunt® system for the treatment of Alzheimer’s disease patients. The acquisition of the Eunoe intellectual property estate and clinical trial data extends the Company’s technology base relevant to the management of conditions that require regulation of cerebrospinal fluid flow within the brain. The traditional application of this technology is for the treatment of hydrocephalus, a market in which Integra currently competes. The acquired intellectual property has not been developed into a product that has been approved by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid. Accordingly, the Company recorded the entire acquisition price as an in-process research and development charge in 2005. This transaction was accounted for as an asset purchase because the acquired assets did not constitute a business under FASB Statement No. 141 “Business Combinations”.
4. RESTRUCTURING ACTIVITIES
In June 2005, management announced plans to restructure the Company’s European operations. The restructuring plan included closing the Company’s Integra ME production facility in Tuttlingen, Germany and reducing various positions in the Company’s production facility located in Biot, France, both of which were completed in December 2005. The Company closed the Integra ME production facility and transitioned the manufacturing operations of Integra ME to its production facility in Andover, United Kingdom. The Company also eliminated some duplicative sales and marketing positions, primarily in Europe. The Company terminated 68 individuals under the European restructuring plan.
In 2005, the Company also completed the transfer of the Spinal Specialties assembly operations from the Company’s San Antonio, Texas plant to its San Diego, California plant.
In connection with these restructuring activities, the Company recorded $4.0 million of charges in 2005 for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.
During the year ended December 31, 2006, the Company terminated 10 employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with these restructuring activities, the Company has recorded the following charges during 2006 and 2005 (there were no restructuring activities in 2004):

		Research and	Selling, General
	Cost of Sales	Development	and Administrative	Total
	(in thousands)
2006
Involuntary employee termination costs	$290	$—	$745	$1,035
Facility exit costs	—	—	—	—
2005
Involuntary employee termination costs	$2,596	$183	$1,082	$3,861
Facility exit costs	—	—	155	155
Below is a reconciliation of the restructuring accrual activity recorded during 2006:

	Employee
	Termination	Facility Exit
	Costs	Costs	Total
	(in thousands)
Balance at December 31, 2005	$—	$—	$—
Additions	4,010	155	4,165
Reversal of prior accruals	(149)	—	(149)
Payments	(1,398)	(31)	(1,429)
Effects of foreign exchange	(43)	—	(43)

Balance at December 31, 2005	2,420	124	2,544
Additions	1,035	—	1,035
Acquired through acquisition	220	155	375
Reversal of prior accruals	(116)	—	(116)
Payments	(2,107)	(118)	(2,225)
Effects of foreign exchange	104	9	113

Balance at December 31, 2006	$1,556	$170	$1,726

We expect to pay all of the remaining costs in early 2007.
5. DEBT
In 2003, the Company completed a $120.0 million private placement of contingent convertible subordinated notes due 2008.
The notes bear interest at 2.5% per annum, payable semiannually. The Company will pay additional interest (“Contingent Interest”) if, at thirty days prior to maturity, Integra’s common stock price is greater than $37.56 per share. The Contingent Interest will be payable for each of the last three years the notes remain outstanding in an amount equal to the greater of (i) 0.50% of the face amount of the notes and (ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $0.4 million liability related to the estimated fair value of the Contingent Interest obligation at the time the notes were issued. The Company used $35.3 million of the proceeds from the issuance of the old notes to purchase 1.5 million shares of its common stock.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 27, 2006, the Company exchanged $115.2 million (out of a total of a $120.0 million) of its 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the “old notes”) for the equivalent amount of 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the “new notes”). The terms of the new notes are substantially similar to those of the old notes, except that the new notes have a net share settlement feature and include “takeover protection,” whereby the Company will pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature requires that, upon conversion of the new notes, the Company will pay holders in cash for up to the principal amount of the converted new notes with any amounts in excess of this cash amount settled, at the election of the Company, in cash or shares of its common stock. Holders who exchange their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $288,000 of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $332,000 in connection with the offer.
In addition, because the closing price of the Company’s stock on the issuance date of the new notes was higher than the market price trigger of the new notes, the holders have the option to convert their notes into cash, and if applicable, shares of its common stock at any time. As a result, $115.2 million of contingent convertible notes have been classified as current liability on the balance sheet. The Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the exchange of the old notes.
On October 20, 2006 an additional $4.3 million of old notes were tendered, bringing the total amount of exchanges to $119.5 million, or 99.6% of the original $120 million principal amount. The Company paid approximately $11,000 of exchange fees to tendering holders of these notes in connection with this exchange.
Holders may convert their notes at an initial conversion price of $34.15 per share, upon the occurrence of certain conditions, including when the market price of Integra’s common stock on the previous trading day is more than 110% of the conversion price.
The notes are general, unsecured obligations of the Company and will be subordinate to any future senior indebtedness of the Company. The Company cannot redeem the notes prior to their maturity. Holders of the notes may require the Company to repurchase the notes upon a change in control. The fair value of the Company’s $120.0 million principle amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2006 was $114.3 million.
In August 2003, the Company entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes. The Company received a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. On September 27, 2006, the Company terminated this interest rate swap agreement in connection with the exchange of the convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended “Accounting for Derivative Instruments and Hedging Activities.” The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.
The fair value of the Contingent Interest obligation, which is the same under the old and new notes has been marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2006 and 2005, the estimated fair value of the Contingent Interest Obligation was $1.1 million and $0.7 million, respectively. In 2006, the Company recorded $0.4 million of interest expense associated with changes in the estimated fair value of the Contingent Interest Obligation. In 2005, interest expense associated with changes in the estimated fair value of the Contingent Interest Obligation was not significant. In 2004, the Company recorded $0.3 million of interest expense associated with changes in the estimated fair value of the Contingent Interest Obligation

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2005, the Company established a $200 million, five-year, senior secured revolving credit facility The Company plans to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. The Company borrowed against this credit facility in 2006 for acquisition related purposes. The Company makes regular borrowings and payments each month against the credit facility and considers the outstanding amounts to be short-term in nature. As of December 31, 2006, the Company had $100 million of outstanding borrowings under the credit facility at a weighted average interest rate of 6.58% per annum. The Company did not draw any amounts against this credit facility in 2005.
The indebtedness under the credit facility is guaranteed by the Company’s domestic subsidiaries. The Company’s obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of the Company’s and the guarantors’ other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.
Borrowings under the credit facility bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate in effect from time to time plus an applicable rate (ranging from 0.375% to 1.25%) or (ii) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, and (y) the prime commercial lending rate of Bank of America, N.A. plus an applicable rate (ranging from 0% to 0.25%). The applicable rates are based on a financial ratio at the time of the applicable borrowing.
The Company will also pay an annual commitment fee (ranging from 0.10% to 0.20%) on the daily amount by which the commitments under the credit facility exceed the outstanding loans and letters of credit under the credit facility.
In 2005, the Company paid approximately $1.1 million of fees in connection with establishing the credit facility. The company capitalized these fees and is amortizing them to interest expense over the five-year term of the credit facility.
The credit facility requires the Company to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio, and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company’s and its subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions.
6. DERIVATIVE INSTRUMENTS
In August 2003, the Company entered into an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of its fixed-rate contingent convertible subordinated notes. The Company received a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rates reset each quarter. The interest rate swap agreement was scheduled to terminate on March 15, 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the contingent convertible notes.
The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, until it was terminated, the interest rate swap has been recorded at fair value and changes in fair value are recorded in Other income (expense), net.
In November 2004, the Company entered into a collar contract for euro 38.5 million to reduce its exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of its commitment to acquire Newdeal Technologies in January 2005 for euro 38.5 million. The collar contract did not qualify as a hedge under SFAS No. 133. Accordingly, the collar contract was recorded at fair value and changes in fair value were recorded in Other income (expense), net. In 2004, the Company recorded a $1.4 million gain related to the change in the fair value of the collar contract. The foreign currency collar expired in January 2005, concurrent with the Company’s acquisition of Newdeal Technologies.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes:

	2006	2005	2004
	(in thousands)
Interest rate swap	$(690)	$690	$287
Contingent convertible notes	343	(821)	(430)

Net increase (decrease) in liabilities	347	$(131)	$(143)

The net increase (decrease) in liabilities represents the ineffective portion of the hedging relationship, and these amounts are recorded in Other income (expense), net.
On September 27, 2006, the Company terminated the interest rate swap. We paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. We had already accrued the termination payment. Historically, the net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represented the ineffective portion of the hedging relationship, and this amount was recorded in other income/(expense) net. In connection with the termination of the swap and the debt exchange, the Company recorded a $1.4 million charge to recognize the previously recorded discount generated as a result of the swap. Prior to the termination of the swap, the net amount to be paid or received under the interest rate swap agreement has been recorded as a component of interest expense. In 2006, the Company recorded an additional $0.8 million of interest expense associated with the interest rate swap, while it recorded a $0.2 million and $0.7 million reduction in interest expense in 2005 and 2004, respectively.
7. TREASURY STOCK
In February 2006, the Board of Directors authorized the repurchase of shares of its common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006, and terminated the prior repurchase program. Shares may be purchased either in the open market or in privately negotiated transactions.
The Company repurchased 1.8 million and 1.7 million shares of its common stock in 2006 and 2005, respectively, for $70.0 million and $56.3 million, respectively.
In October 2006, the Board of Directors terminated the repurchase program approved in February 2006 and adopted a new program that authorizes the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.
8. STOCK PURCHASE AND AWARD PLANS
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2006, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2006 and 2005, the Company issued 38,577 and 8,826 shares under the ESPP for $1.2 million and $0.4 million, respectively.
The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan under SFAS 123R.
EQUITY AWARD PLANS
As of December 31, 2006 the Company had stock options, restricted stock awards, and contract stock outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan and the 1996 Plan.

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
Stock Options
The following table summarizes the Company’s stock option activity

	Shares	Weighted Average
Stock Options	(in thousands)	Exercise Price
Outstanding at December 31, 2003	2,884	$16.19
Granted	1,473	31.81
Exercised	(547)	9.80
Forfeited or Expired	(127)	21.97
Outstanding at December 31, 2004	3,683	23.42
Granted	1,089	34.53
Exercised	(576)	13.83
Forfeited or Expired	(195)	30.28
Outstanding at December 31, 2005	4,001	27.50
Granted	273	40.75
Exercised	(705)	22.20
Forfeited or Expired	(131)	33.27
Outstanding at December 31, 2006	3,438	$29.41

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding:

	Options Outstanding
			Weighted Avg.	Options Exercisable
	Shares (in	Weighted Avg.	Remaining	Shares (in	Weighted Avg.
Range of Exercise Prices	thousands)	Exercise Price	Contractual Life	thousands)	Exercise Price
$11.00 to $16.07	348	$11.81	3.43	348	$11.81
$16.13 to $22.95	346	18.90	1.98	337	18.83
$23.80 to $27.32	349	26.58	1.11	329	26.54
$27.47 to $29.24	363	28.65	2.95	261	28.58
$29.32 to $31.38	481	30.86	5.98	226	31.03
$31.89 to $34.49	497	33.57	5.73	260	33.52
$34.62 to $35.57	492	35.48	6.01	190	35.46
$35.76 to $38.20	347	36.65	4.25	150	36.63
$38.72 to $42.53	216	42.25	9.54	7	38.72
Amounts as of December 31, 2006	3,438	$29.41		2,108	$26.04
Amounts as of December 31, 2005	4,001	$27.50		2,023	$22.74
Amounts as of December 31, 2004	3,683	$23.42		1,641	$17.61
The intrinsic value of options exercised for the years ended December 31, 2006, 2005, and 2004 was $12.4 million, $12.5 million, and $12.4 million, respectively. The weighted average grant date fair value of options granted during the year 2006, 2005, and 2004 was $11.1 million, $14.9 million, and $13.5 million, respectively. The total fair value of stock options outstanding and exercisable was $101.1 million and $54.9 million as of December 31, 2006 and 2005, respectively. Cash received from option exercises was $15.9 million, $9.3 million, and $6.1 million for fiscal 2006, 2005, and 2004, respectively.
As of December 31, 2006, there was approximately $18.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following is a summary of awards of restricted stock, performance stock and contract stock for the year ended December 31, 2006 (shares in thousands):

			Performance Stock and Contract
	Restricted Stock Awards		Stock Awards
		Wtd. Avg. Fair		Wtd. Avg. Fair
	Shares	Value Per Share	Shares	Value Per Share
Unvested, December 31, 2005	19	$35.08	—	$—
Granted	194	38.38	218	35.41
Cancellations	(11)	38.18	—	—

Unvested, December 31, 2006	202	$38.08	218	$35.41

The Company recognized $4.7 million and $0.1 million in expense related to awards granted in 2006 and 2005, respectively. The Company did not issue any shares of restricted stock prior to 2005.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2006, there was approximately $10.6 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.7 years. The company granted 194,498 restricted stock awards with a weighted average fair value of $38.38 during the year ended December 31, 2006.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2004, the Company’s President and Chief Executive Officer (the “Executive”) renewed his employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, the Executive received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and a fully vested contract stock unit award providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement but not before December 31, 2009, or later under certain circumstances, or earlier if he is terminated without cause, if he leaves his position for good reason or upon a change of control or certain tax related events. The options and contract stock award were granted under the 2003 Plan. In connection with the fully vested contract stock award, the Company recorded a share-based compensation charge of $23.9 million, including payroll taxes, in 2004 for the compensation expense related to the fully-vested contract stock unit grant. The Executive has demand registration rights under the Restricted Units issued.
In December 2000, the Company issued 1,250,000 restricted units (“Restricted Units”) under the 2000 Plan as a fully vested equity based bonus to the Executive in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company’s common stock. The Executive has demand registration rights under the Restricted Units issued. In January 2006, the Company issued 750,000 shares of the Company’s common stock to the Executive pursuant to the obligations with respect to 750,000 of these Restricted Units.
No other share-based awards are outstanding under any of the Plans. At December 31, 2006, there were 1,354,299 shares available for grant under the Plans.
9. RETIREMENT BENEFIT PLANS
In September 2006, the Financials Accounting Standards Board issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” which is an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The Company currently recognizes the unfunded liability for each of its plans. Therefore, this statement had no effect on the financial statements as of December 31, 2006.
DEFINED BENEFIT PLAN
The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in York, Pennsylvania (the “Miltex Plan”), Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The Miltex Plan is frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. The plans are no longer open to new participants. The Company uses a December 31 measurement date for all of its pension plans.
Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	2006		2005	2004
	(in thousands)
		Non-U.S.	Non-U.S.	Non-U.S.
	U.S. Plan	Plans	Plans	Plans
Service cost	$—	$182	$178	$179
Interest cost	25	585	567	522
Expected return on plan assets	(24)	(483)	(464)	(434)
Recognized net actuarial loss	28	337	215	203

Net periodic benefit cost, before settlement expenses	29	621	496	470
Settlement expense	53	—	—	—

Net periodic benefit cost	$82	$621	$496	$470

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following weighted average assumptions were used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations:

	2006		2005	2004
	U.S. Plan	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Discount rate	5.5%	5.2%	4.7%	5.2%
Expected return on plan assets	7.0%	5.7%	4.9%	5.8%
Rate of compensation increase	N/A	3.1%	3.5%	3.3%
The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. The discount rate is prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.
The following sets forth the change in benefit obligations and change in plan assets at December 31, 2006 and 2005 and the accrued benefit cost:

	December 31,
	2006		2005
	U.S. Plan	Non-U.S. Plans	Non-U.S. Plans
	(in thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$—	$11,647	$11,367
Service cost		182	178
Interest cost	25	585	567
Participant contributions		33	36
Benefits paid		(425)	(317)
Actuarial (gain) loss	13	211	1,133
Settlements	(104)	—	—
Acquisitions	503	—	—
Effect of foreign currency exchange rates	—	1,637	(1,315)

Projected benefit obligation, end of year	$437	$13,870	$11,649

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2006		2005
	U.S. Plan	Non-U.S. Plans	Non-U.S. Plans
	(in thousands)
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$—	$8,673	$8,379
Actual return on plan assets	24	440	1,277
Employer contributions	57	278	264
Participant contributions	—	33	36
Benefits paid	(104)	(333)	(315)
Acquisitions	363	—	—
Effect of foreign currency exchange rates	—	1,224	(968)

Plan assets at fair value, end of year	$340	$10,315	$8,673

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of plan assets	$(97)	$(3,555)	$(2,976)
Unrecognized net actuarial loss	223	2,584	2,504
Additional minimum liability	—	—	(2,390)
Accumulated other comprehensive income under FAS 158	(223)	(2,584)	—

Accrued benefit cost	$(97)	$(3,555)	$(2,862)

The accrued benefit liability recorded at December 31, 2006 and 2005 is included in other liabilities and the current portion is included in accrued expenses.
The combined accumulated benefit obligation for the defined benefit plans was $14.3 million and $11.6 million as of December 31, 2006 and 2005, respectively. The accumulated benefit obligation for each plan exceeded that plan’s assets for all periods presented.
The Miltex and UK Plans invest in pooled funds which provide a diversification that supports the overall investment objectives. The assets of the Germany Plan consist entirely of insurance contracts. Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2006		2005
	U.S. Plan	Non-U.S. Plans	Non-U.S. Plans

Equity securities	61%	46%	47%
Corporate bonds	—	32%	26%
Government bonds	36%	18%	20%
Insurance contracts	—	3%	2%
Cash	3%	1%	5%

	100%	100%	100%

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.
The Company anticipates contributing approximately $352,000 to its defined benefit plans in 2007. The Company expects to pay the following estimated future benefit payments in the years indicated:

2007	$506,000
2008	529,000
2009	553,000
2010	629,000
2011	677,000
2012-2016	$4,223,000

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in Accumulated Other Comprehensive Income is $2.8 million of unrecognized net actuarial loss, $0.4 million of which is expected to be recognized as a component of net periodic benefit cost in 2007.
DEFINED CONTRIBUTION PLAN
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $962,000, $627,000, and $622,000 in 2006, 2005, and 2004, respectively.
10. LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.
In November 1992, a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s Chairman, acquired from independent third parties a 50% interest in the general partnership from which the Company leases its manufacturing facility in Plainsboro, New Jersey. In October 2005, the Company entered into a lease modification agreement relating to this facility. The lease modification agreement provides for extension of the term of the lease from October 31, 2012 for an additional five-year period through October 31, 2017 at an annual rate of approximately $272,000 per year. The lease modification agreement also provides a ten-year option for the Company to extend the lease from November 1, 2017 through October 31, 2027 at an annual rate of approximately $296,000 per year.
In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company’s Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in each of 2006, 2005 and 2004.
Future minimum lease payments under operating leases at December 31, 2006 were as follows:

	Related Parties	Third Parties	Total
	(in thousands)
2007	$324	$3,772	$4,096
2008	341	2,654	2,995
2009	341	1,896	2,237
2010	296	729	1,025
2011	251	621	872
Thereafter	4,525	2,664	7,189

Total minimum lease payments	$6,078	$12,336	$18,414

Total rental expense in 2006, 2005, and 2004 was $3.4 million, $3.2 million, and $2.3 million, respectively, and included $321,000, $321,000, and $321,000, in related party expense, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. INCOME TAXES
The provision for income taxes consisted of the following:

	2006	2005	2004
	(in thousands)
Current:
Federal	$7,454	$2,547	$1,899
State	1,332	2,038	1,670
Foreign	6,880	3,427	1,141

Total current	15,666	8,012	4,710
Deferred:
Federal	$2,049	$13,706	$5,802
State	(256)	(409)	53
Foreign	1,442	(3,402)	246

Total deferred	3,235	9,895	6,101

Provision for income taxes	$18,901	$17,907	$10,811

Income before income taxes consisted of the following:

	2006	2005	2004
	(in thousands)
United States operations	$20,000	$46,111	$17,074
Foreign operations	28,308	8,990	10,934

Total	$48,308	$55,101	$28,008

The temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2006	2005
	(in thousands)
Net operating loss and tax credit carryforwards	$1,258	$4,622
Inventory reserves and capitalization	7,242	4,781
Deferred compensation	14,582	14,053
Deferred income	961	3,831

Total deferred tax assets before valuation allowance	24,043	27,287
Valuation allowance	(1,632)	(5,126)
Depreciation and amortization	(35,506)	(9,694)
Other	(8,251)	(4,145)

Net deferred tax assets (liability)	$(21,346)	$8,322

A valuation allowance of $1.6 million is recorded against the remaining $24.0 million of deferred tax assets recorded at December 31, 2006. This valuation allowance relates to deferred tax assets for certain expenses that will be deductible for tax purposes in very limited circumstances and for which the Company believes it is unlikely that it will recognize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.
The Company’s valuation allowance decreased by $3.5 million in 2006 as a result of a decrease in deferred tax assets relating to stock-based compensation, which exceeded Internal Revenue Service deductible limits. Accordingly, no tax benefit was recorded for amounts exceeding the statutory limitations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the United States Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.9%	2.0%	4.0%
Foreign taxes booked at different rates	(1.6%)	(3.7%)	(4.2%)
Foreign losses	—	(0.9%)	—
Tax on asset transfer	—	—	4.5%
In-process research and development	4.3%	—	—
Incentive Stock Option expense	1.4%	—	—
Adjustments to net operating losses	(1.8%)	—	—
Compensation in excess of IRS deductible limits	2.5%	—	—
Decrease in valuation allowances	(2.5%)	—	—
Other	(0.1%)	0.1%	(0.7%)

Effective tax rate	39.1%	32.5%	38.6%

At December 31, 2006, the Company had net operating loss carryforwards of $11.0 million for federal income tax purposes and $2.3 million for foreign tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2010 and the foreign net operating loss carryforwards have no expiration.
At December 31, 2006, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownerships which expire through 2010. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.
Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $21.9 million and $8.5 million at December 31, 2006 and 2005, respectively.
The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact the Company’s income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, the Company has realized a tax benefit on qualified production activities income of $0.3 million in 2006.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. NET INCOME PER SHARE
Amounts used in the calculation of basic and diluted net income per share were as follows:

	2006	2005	2004
	(in thousands, except per share amounts)
Basic:
Net income	$29,407	$37,194	$17,197
Basic net income per share	$1.00	$1.23	$0.57
Weighted average common shares outstanding — Basic	29,300	30,195	30,064

Diluted:
Net income	$29,407	$37,194	$17,197
Add back: Interest expense and other income related to convertible notes payable, net of tax	2,254	2,440	—

Net income applicable to common stock	$31,661	$39,634	$17,197

Diluted net income per share	$0.97	$1.15	$0.55
Weighted average common shares outstanding — Basic	29,300	30,195	30,064
Effect of dilutive securities:
Restricted stock and stock options	710	856	1,038
Shares issuable upon conversion of notes payable	2,737	3,514	—

Weighted average common shares outstanding	32,747	34,565	31,102

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income per share for each period because their effect would have been antidilutive:

	2006	2005	2004
	(in thousands)
Stock options and restricted stock	1,551	570	155
Shares issuable upon conversion of notes payable	—	—	3,514

Total	1,551	570	3,669
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
13. DEVELOPMENT, DISTRIBUTION, AND LICENSE AGREEMENTS
The Company has various development, distribution, and license agreements under which it receives payments. Significant agreements include the following:
The Company has an agreement with Wyeth for the development of collagen and other absorbable matrices to be used in conjunction with Wyeth’s recombinant human bone morphogenetic protein-2 (rhBMP-2) in a variety of bone regeneration applications. The agreement with Wyeth requires Integra to supply Absorbable Collagen Sponges to Wyeth (including those that Wyeth sells to Medtronic Sofamor Danek with rhBMP-2 for use in Medtronic Sofamor Danek’s INFUSE® product) at specified prices. In addition, the Company receives a royalty equal to a percentage of Wyeth’s sales of surgical kits combining rhBMP-2 and the Absorbable Collagen Sponges. The agreement terminates in 2012, but may be extended at the option of the parties. The agreement does not provide for milestones or other contingent payments, but Wyeth pays the Company to assist with regulatory affairs and research.
14. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on the sales of products that are commercialized relative to the granted rights and licenses. Royalty payments under these agreements by the Company were not significant for any of the periods presented.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.
In May 2006, Codman & Shurtleff, Inc. (“Codman”), a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against Integra LifeSciences Corporation with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by Integra. Integra’s patent covers dural repair technology related to Integra’s DuraGen® family of duraplasty products.
The action seeks declaratory relief that Codman’s DURAFORM™ product does not infringe Integra’s patent and that Integra’s patent is invalid and unenforceable. Codman does not seek either damages from Integra or injunctive relief for selling the DuraGen® Dural Graft Matrix. Integra has filed a counterclaim against Codman, alleging that Codman’s DURAFORM™ product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM™, and seeking damages, including treble damages, for past infringement.
In July 1996, the Company sued Merck KGaA, a German corporation, seeking damages for patent infringement. The patents in question are part of a group of patents granted to The Burnham Institute and Licensed by Integra that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid (“RCG”) peptide sequence found in many extra cellular matrix proteins.
The case has been tried, appealed and returned to the trial court. In September 2004, the trial court ordered Merck KGaA to pay Integra $6.4 million in damages. Merck KGaA filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Circuit Court’s decision, and the Supreme Court granted the writ in January 2005.
On June 13, 2005, the Supreme Court vacated the June 2003 judgment of the Circuit Court. The Supreme Court held that the Circuit Court applied an erroneous interpretation of 35 U.S.C. §271(e)(1) when it rejected the challenge of Merck KGaA to the jury’s finding that Merck KGaA failed to show that its activities were exempt from claims of patent infringement under that statute. On remand, the Circuit Court will review the evidence under a reasonableness test that does not provide categorical exclusions of certain types of activities. Further enforcement of the trial court’s order has been stayed. The Company has not recorded any gain in connection with this matter, pending final resolution and completion of the appeals process.
In addition to these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company’s financial condition. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies or the costs related thereto.
The Company accrues for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost, as permitted by EITF Topic D-77.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.
In 2006, the Company revised the manner in which it presents its revenues. The Company now presents its revenues in two categories: Neurosurgical/Orthopedic Implants and Medical/Surgical Equipment. This change better aligns the Company’s product categories by functional product characteristic and intended use.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue consisted of the following:

	2006	2005	2004
	(in thousands)
Neurosurgical and Orthopedic Implants	$166,432	$134,598	$101,791
Medical/Surgical Equipment	252,865	143,337	128,034

Total revenue, net	$419,297	$277,935	$229,825

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the Integra® Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 25%, 31%, and 31% of revenues in 2006, 2005, and 2004, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue, could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenue, net and long-lived assets (excluding intangible assets, financial instruments and deferred tax assets) by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(in thousands)
Total revenue, net:
2006	$317,503	$77,100	$12,315	$12,379	$419,297
2005	207,409	48,645	11,403	10,478	277,935
2004	182,168	30,994	8,535	8,128	229,825
Long-lived assets:
December 31, 2006	33,646	16,081	—	—	49,727
December 31, 2005	$23,938	$9,441	$—	$—	$33,379
16. SELECTED QUARTERLY INFORMATION — UNAUDITED

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2006:
Total revenue, net:
2006	$125,394	$116,647	$100,121	$77,135
2005	$72,985	$69,333	$69,778	$65,839
Gross margin:
2006	73,949	69,088	58,748	49,198
2005	44,355	42,940	42,260	41,328
Net income:
2006	10,131	2,594	7,977	8,705
2005	10,615	10,481	7,655	8,443
Basic net income per share:
2006	$0.35	$0.09	$0.27	$0.29
2005	$0.36	$0.35	$0.25	$0.28
Diluted net income per share:
2006	$0.34	$0.09	$0.26	$0.28
2005	$0.33	$0.33	$0.23	$0.26

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2006, the Company recorded the following charges in connection with its restructuring activities:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Involuntary employee termination costs
2006	$693	$63	$199	$80
2005	1,120	667	2,074	—
Facility exit costs
2006	—	—	—	—
2005	155	—	—	—
17. SUBSEQUENT EVENT
On January 3, 2007, the Company announced that its Miltex Dental business had acquired the assets of the DenLite illuminated mirror product from Welch Allyn, Inc.
On February 23, 2007, the Company entered into a second amendment to its credit agreement with a syndicate of lending banks. The amendment increased the size of the Company’s revolving credit facility from $200 million to $300 million and allows the Company to further increase the size to $400 million. The amendment extended the credit facility’s maturity date from December 22, 2010 to December 22, 2011 and reduced the applicable rates used for borrowings and the annual commitment fee. The amendment also modified certain financial and negative covenants. As a condition to the effectiveness of the amendment, the Company must pay any outstanding loans made by lenders who, after giving effect to the amendment, will no longer be lenders under the credit facility and must prepay any other outstanding loans to the extent necessary to keep the outstanding loans ratable, based on the new commitments of the lenders. The Company satisfied the conditions to effectiveness on February 28, 2007.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(1)	Deductions	Period
	(in thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns and allowances	$3,508	$650	$350	$(394)	$4,114
Inventory reserves	9,768	4,706	2,862	(2,550)	14,786
Deferred tax asset valuation allowance	5,126	—	(3,494)	—	1,632
Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns and allowances	$2,749	$1,279	$34	$(554)	$3,508
Inventory reserves	7,600	2,191	247	(270)	9,768
Deferred tax asset valuation allowance	5,360	—	—	(234)	5,126
Year ended December 31, 2004:
Allowance for doubtful accounts and sales returns and allowances	$2,025	$802	$249	$(327)	$2,749
Inventory reserves	6,204	1,210	1,056	(870)	7,600
Deferred tax asset valuation allowance	5,360	—	—	—	5,360

(1)	All amounts shown were recorded to goodwill in connection with acquisitions except for the $3.5 million reduction in the deferred tax asset valuation allowance in 2006, which was written off against the gross deferred tax asset.

EXHIBIT INDEX

Exhibit
Number	Description
10.17	Severance Agreement between Judith O’Grady and the Company dated January 1, 2007*

10.33	Compensation of Directors of the Company*

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.