Form 10-Q
period 2007-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2007-05-10
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
COMMISSION FILE NO. 0-26224
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0317849

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

311 ENTERPRISE DRIVE
PLAINSBORO, NEW JERSEY	08536

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2007 was 27,484,805.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Total Revenue	$123,032	$77,135

Costs and Expenses:
Cost of product revenues	48,577	27,937

Research and development	6,060	3,173

Selling, general and administrative	49,105	31,120

Intangible asset amortization	2,787	1,281

Total costs and expenses	106,529	63,511

Operating income	16,503	13,624

Interest income	223	1,024

Interest expense	(2,759)	(1,682)

Other (expense) income, net	(208)	32

Income before income taxes	13,759	12,998

Income tax expense	4,685	4,293

Net income	$9,074	$8,705

Basic net income per share	$0.32	$0.29

Diluted net income per share	$0.30	$0.28

Weighted average common shares outstanding:
Basic	28,371	29,585

Diluted	29,965	33,828
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,329	$22,697
Trade accounts receivable, net of allowances of $3,968 and $4,114	85,884	85,018
Inventories, net	95,591	94,387
Deferred tax assets	9,555	10,010
Prepaid expenses and other current assets	9,441	9,649

Total current assets	229,800	221,761

Property, plant and equipment, net	43,702	42,559
Intangible assets, net	177,467	179,716
Goodwill	163,719	162,414
Other assets	8,386	7,168

Total assets	$623,074	$613,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$100,000	$100,000
Convertible securities	120,000	119,542
Accounts payable, trade	19,255	20,329
Income taxes payable	3,310	—
Deferred revenue	3,401	4,319
Accrued expenses and other current liabilities	27,778	29,827

Total current liabilities	273,744	274,017

Long-term convertible securities	—	508
Deferred tax liabilities	29,306	31,356
Long-term income taxes payable	8,340	—
Other liabilities	6,138	11,575

Total liabilities	317,528	317,456

Commitments and contingencies (see Footnote 11)	—	—

Stockholders’ Equity:
Common stock; $0.01 par value; 60,000 authorized shares; 31,742 and 31,464 issued at March 31, 2007 and December 31, 2006, respectively	318	315

Additional paid-in capital	378,772	367,277
Treasury stock, at cost; 4,411 and 4,147 shares at March 31, 2007 and December 31, 2006, respectively	(156,921)	(145,846)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	11,593	10,045
Pension liability adjustment, net of tax	(1,968)	(1,965)
Retained earnings	73,752	66,336

Total stockholders’ equity	305,546	296,162

Total liabilities and stockholders’ equity	$623,074	$613,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:

Net income	$9,074	$8,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,664	3,191
Deferred income tax provision	(1,024)	622
Amortization of discount/premium on investments	—	232
Amortization of bond issuance costs	91	273
Derivative loss (gain)	168	192
Share-based compensation	3,356	3,035
Excess tax benefits from stock-based compensation arrangements	(254)	(27)
Other, net	—	110
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(540)	(7,490)
Inventories	(170)	(1,031)
Prepaid expenses and other current assets	2,605	(1,052)
Other non-current assets	6,409	(177)
Accounts payable accrued expenses and other liabilities	(6,559)	367
Income taxes payable	1,872	—
Deferred revenue	(933)	4,064
Other non-current liabilities	(4,477)	(143)

Net cash provided by operating activities	15,282	10,871

INVESTING ACTIVITIES:

Cash used in business acquisition, net of cash acquired	(2,324)	(75,840)
Proceeds from sales/maturities of available-for-sale investments	—	27,622
Purchases of available-for-sale investments	—	(6,575)
Purchases of property and equipment	(3,849)	(1,689)

Net cash (used in) investing activities	(6,173)	(56,482)

FINANCING ACTIVITIES:

Borrowings under senior credit facility	39,000	16,000
Repayment of loans	(39,014)	(37)
Proceeds from exercised stock options	7,471	5,024
Excess tax benefits from stock-based compensation arrangements	254	27
Purchases of treasury stock	(11,075)	—

Net cash (used in) provided by financing activities	(3,364)	21,014

Effect of exchange rate changes on cash and cash equivalents	887	101

Net increase (decrease) in cash and cash equivalents	6,632	(24,496)

Cash and cash equivalents at beginning of period	22,697	46,889

Cash and cash equivalents at end of period	$29,329	$22,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION
General
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
In the opinion of management, the March 31, 2007 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Standard
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $2.0 million increase to reserves resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million as of January 1, 2007 and an increase to goodwill of $0.3 million as the tax reserve relates to a recent acquisition. Including this “cumulative effect” adjustment, the Company had unrecognized tax reserves of $8.1 million at January 1, 2007, of which $1.1 million related to accrued interest and penalties. In 2007, these unrecognized tax benefits are classified as long-term income taxes payable in the condensed consolidated balance sheet and, if recognized, $2.8 million would impact the Company’s effective tax rate.
In the first quarter of 2007, the Company accrued an additional $0.1 million in unrecognized tax benefits and $0.1 million of interest related to its uncertain tax positions, all of which is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations. As of March 31, 2007 the Company had unrecognized tax benefits of $8.3 million accrued in the balance sheet.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal 2002. All significant state and local matters have been concluded through fiscal 2003. All significant foreign matters have been settled through fiscal 2001. The IRS has begun an examination of the tax returns of the Company’s subsidiary in Puerto Rico for fiscal 2004. The Company does not anticipate that any material adjustments will result from this examination. Other than this matter, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
Recently Issued Accounting Standards and Other Matters
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
2.	BUSINESS ACQUISITIONS
DenLite
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and $35,000 of acquisition-related expenses. This transaction was treated as a business combination. DenLite is a lighted mouth mirror used in dental procedures.
The following summarizes the fair value of the assets acquired and liabilities assumed (in thousand):

Inventory	$454

Property, plant and equipment	339	Wtd. Avg. Life

Intangible assets:
Trademark	642	20 years
Customer relationships	450	10 years
Patents	143	5 years
Goodwill	207

Net assets acquired	$2,235

Management determined the preliminary fair value of assets acquired during the first quarter 2007. Certain elements of the purchase price allocation are considered preliminary, particularly as it relates to the final valuation of certain identifiable intangible assets.
Radionics
On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel® ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the OmniSight® EXcel image-guided surgery system.
Miltex
On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.7 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Broach®, and Thompson® trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments.
Canada Microsurgical
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
KMI
On July 31, 2006 we acquired the shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities.

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2007 and 2006 as if the acquisitions completed by the Company during 2006 and 2007 had been completed as of the beginning of 2006. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006

Total Revenue	$123,032	$107,309

Net income	9,074	5,953
Net income per share:
Basic	$0.32	$0.20

Diluted	$0.30	$0.20
3.	INVENTORIES
Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Finished goods	$73,318	$74,324
Work-in process	16,245	14,416
Raw materials	21,663	20,433
Less: reserves	(15,635)	(14,786)

	$95,591	$94,387

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2007, were as follows:

Balance at December 31, 2006	$162,414
DenLite acquisition	207
Miltex adjustment (primarily relates to the adoption of FIN 48)	425
Foreign currency translation	673

Balance at March 31, 2007	$163,719

The components of the Company’s identifiable intangible assets were as follows (in thousands):

		March 31, 2007		December 31, 2006
	Weighted
	Average		Accumulated		Accumulated
	Life	Cost	Amortization	Cost	Amortization

Completed technology	13 years	$35,838	$(9,335)	$35,632	$(8,573)
Customer relationships	12 years	68,429	(12,655)	67,872	(10,671)
Trademarks/brand names	Indefinite	31,600	—	31,600	—
Trademarks/brand names	34 years	36,050	(4,390))	35,350	(4,029)
Noncompetition agreements	5 years	7,163	(4,437)	7,151	(4,079)
Supplier relationships	30 years	29,300	(863)	29,300	(620)
All other	15 years	1,620	(853)	1,620	(837)

		$210,000	$(32,533)	$208,525	$(28,809)

Accumulated amortization		(32,533)		(28,809)

		$177,467		$179,716

Annual amortization expense is expected to approximate $14.7 million in 2007, $14.4 million in 2008, $12.9 million in 2009, $11.1 million in 2010, and $11.0 million in 2011. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5.	RESTRUCTURING ACTIVITIES
In October 2006, we announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and closings of our facility in Nantes, France. These activities will be transferred to the sales and marketing headquarters in Lyon, France and should be completed in 2007.

In connection with these restructuring activities, the Company has recorded the following charges during the three months ended March 31, 2007 (in thousands):

		Research	Selling
	Cost of	and	General and
	Sales	Development	Administrative	Total
Involuntary employee termination costs:
Three months ended March 31, 2007	$155	—	(86)	$69
Below is a reconciliation of the restructuring accrual activity recorded during 2007 (in thousands):

	Employee	Facility
	Termination	Exit
	Costs	Costs	Total

Balance at December 31, 2006	$1,556	$170	$1,726
Additions	310	—	310
Change in estimate	(241)	—	(241)
Payments	(575)	(16)	(591)
Effects of Foreign Exchange	6	—	6

Balance at March 31, 2007	$1,056	$154	$1,210

The Company expects to pay all of the remaining costs by the end of 2007.
6.	STOCK-BASED COMPENSATION
As of March 31, 2007, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new awards may be granted under the 1993 Plan or the 1996 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The following is a summary of stock option activity for the three-month period ended March 31, 2007 (shares in thousands):

			Wtd. Avg.
			Remaining	Aggregate
		Wtd. Avg.	Contractual	Intrinsic
	Stock Options	Ex. Price	Term Years	Value

Outstanding, December 31, 2006	3,438	$29.41
Granted	—	—
Exercised	(269)	27.32
Cancelled	(17)	33.56

Outstanding, March 31, 2007	3,152	$29.56	4.5	$50.5 million

Options exercisable at March 31, 2007	1,981	$26.33	3.6	$38.1 million
The intrinsic value of options exercised during the three-months ended March 31, 2007 and 2006 was $4.3 million and $4.5 million, respectively. The company did not grant stock options during the three-months ended March 31, 2007, and the weighted-average per share fair value of stock options granted during the three-months ended March 31, 2006 was $15.04.

As of March 31, 2007, there was approximately $16.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
The fair value of options granted prior to October 1, 2004 was calculated using the Black-Scholes model, while the fair value of options granted on or after October 1, 2004 was calculated using the binomial distribution model. Expected volatilities are based on historical volatility of the Company’s stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercises of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The Company used the following weighted-average assumptions to calculate the fair value for stock options granted during the following periods:

	Three Months Ended March 31,
	2007	2006

Dividend yield	—	0%
Expected volatility	—	43%
Risk free interest	—	4.3%
Expected life of option from grant date	—	5.4 years
The Company received proceeds of $7.5 million and $5.0 million from stock option exercises for the three months ended March 31, 2007 and 2006, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following is a summary of awards of restricted stock, performance stock and contract stock for the three-month period ended March 31, 2007 (shares in thousands):

			Performance Stock and
	Restricted Stock Awards		Contract Stock Awards
		Wtd. Avg.		Wtd. Avg.
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share

Unvested, December 31, 2006	202	$38.08	218	$35.41
Grants	10	42.53	—	—
Vested	—	—	—	—
Cancellations	(8)	38.74	—	—

Unvested, March 31, 2007	204	$38.27	218	$35.41

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of March 31, 2007, there was approximately $9.8 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.7 years. The Company granted 9,724 restricted stock awards with a weighted average fair value of $42.53 during the three months ended March 31, 2007.
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
The Company has pension plans covering certain former U.S. employees of Miltex, as well as certain employees in the UK and former employees in Germany. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Service cost	$42	$46
Interest cost	163	125
Expected return on plan assets	(140)	(109)
Recognized net actuarial loss	70	48

Net periodic benefit cost	$135	$110

The Company made $71,000 and $60,000 of contributions to its defined benefit pension plans during the three months ended March 31, 2007 and 2006, respectively.
8.	COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$9,074	$8,705
Foreign currency translation adjustment	1,545	1,637
Unrealized holding gains (losses) on available-for-sale securities, net of tax	—	60
Reclassification adjustment for losses included in net income, net of tax	—	166

Comprehensive income	$10,619	$10,568

9.	NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006

Basic net income per share:

Net income	$9,074	$8,705

Weighted average common shares outstanding	28,371	29,585

Basic net income per share	$0.32	$0.29

Diluted net income per share:

Net income	$9,074	$8,705

Add back:
Interest expense and other income/(expense) related to convertible notes payable, net of tax	3	813

Net income applicable to common stock	$9,077	$9,518

Weighted average common shares outstanding — Basic	28,371	29,585
Effect of dilutive securities:
Stock options and restricted stock	838	729
Shares issuable upon conversion of notes payable	756	3,514

Weighted average common shares for diluted earnings per share	29,965	33,828

Diluted net income per share	$0.30	$0.28
Options outstanding at March 31, 2007 and 2006 to acquire approximately 0.7 million shares and 1.9 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended March 31, 2007 and 2006, respectively, because their effects would be anti-dilutive.
10.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.
The Company presents its revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. The Company’s revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Neurosurgical and Orthopedic Implants	$47,087	$36,746
Medical Surgical Equipment	75,945	40,389

Total Revenue	$123,032	$77,135

Certain of the Company’s products, including the DuraGen® and NeuraGen™ product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 24% and 31% of total revenues in each of the three-month periods ended March 31, 2007 and 2006, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total

Three months ended March 31, 2007	$91,374	$19,978	$5,682	$5,998	$123,032
Three months ended March 31, 2006	57,238	14,375	2,796	2,726	77,135
11.	COMMITMENTS AND CONTINGENCIES
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
In May 2006, Codman & Shurtleff, Inc. (“Codman”), a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against Integra LifeSciences Corporation with respect to United States Patent No. 5,997,895 (the "'895 Patent”) held by Integra. Integra’s patent covers dural repair technology related to Integra’s DuraGen® family of duraplasty products.
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
12.	SUBSEQUENT EVENTS
The Company announced on May 4, 2007 that it had voluntarily withdrawn the Endura™ No-React® Dural Substitute product line. The Company distributes this product which is manufactured by Shelhigh, Inc. The withdrawal was in response to a Public Health Notification by FDA regarding Shelhigh’s manufactured products and a formal request to Shelhigh, Inc that it withdraw its products from the field. The Company recorded a charge of $500,000 in connection with this withdrawal to reserve for inventory on hand and to accrue for estimated product returns. This withdrawal does not affect any other products that we sell.
The Company announced on May 8, 2007 that it has acquired the shares of LXU Healthcare, Inc. (LXU) for $30 million in cash, subject to certain adjustments. LXU, based in West Boylston, Massachusetts, is comprised of three businesses:
•	Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. Luxtec’s headlight systems are used by over 50,000 surgeons worldwide and are the vision systems of choice for training in hospitals and medical schools.

•	LXU Medical — A leading specialty surgical products distributor with a technically proficient sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic United States.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern US.
LXU employs approximately 140 employees. After closing, LXU will be operated as part of the Company’s Jarit instruments business activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
We present revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes dural grafts that are indicated for the repair of the dura matter, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our Medical Surgical Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery and dental procedures, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain.
We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacturing and distribution of medical devices.
We manufacture many of our products in various plants located in the United States, Puerto Rico, France, Germany, Ireland and the United Kingdom. We also manufacture some of our ultrasonic surgical instruments and source most of our hand-held surgical instruments through specialized third-party vendors.
We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 24% and 30% of total revenues in each of the three-month periods ended March 31, 2007 and 2006, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy therefore entails substantial growth in revenues through both internal means — through launching new and innovative products and selling existing products more intensively — and by acquiring existing businesses or already successful product lines.
We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure), and earnings per fully diluted share of common stock.
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three months ended March 31, 2007 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2006, we have acquired the following businesses:
On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel® ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system.
Miltex
On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.7 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Broach®, and Thompson® trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments.
Canada Microsurgical
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
KMI
On July 31, 2006 we acquired the shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities.

DenLite
On January 3, 2007, our Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase, for $2.2 million in cash paid at closing, and $35,000 of acquisition-related expenses in a transaction treated as a business combination. DenLite is a lighted mouth mirror to be used in procedures.
IMPACT OF RESTRUCTURING ACTIVITIES
In October 2006, we announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and closings of our facility in Nantes, France. These activities will be transferred to the sales and marketing headquarters in Lyon, France and should be completed in 2007.
In connection with these restructuring activities, we recognized net employee termination costs of $123,000 during the three months ended March 31, 2007.
While we expect to achieve a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities into further expanding our European sales, marketing and distribution organization, and integrating the Radionics and KMI and Newdeal businesses into our existing sales and distribution network.
RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2007 was $9.1 million, or $0.30 per diluted share, as compared to net income of $8.7 million, or $0.28 per diluted share, for the three months ended March 31, 2006. These amounts include the following pre-tax charges (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Acquisition-related charges:

Employee termination and related costs	$69	$213

Inventory fair market value purchase accounting adjustments	—	464
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and related costs	499	518
Charges associated with discontinued or withdrawn product lines	500	—

Total	$1,068	$1,195

Of these amounts, $0.6 million and $1.1 million were charged to cost of product revenues in the three-month periods ended March 31, 2007 and 2006 respectively. The remaining amounts were primarily charged to selling, general and administrative expenses.
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

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Neurosurgical and Orthopedic Implants	$47,087	$36,746
Medical Surgical Equipment	75,945	40,389

Total revenue	$123,032	$77,135

Cost of product revenues	48,577	27,937

Gross margin on total revenues	$74,455	$49,198
Gross margin as a percentage of total revenues	61%	64%
THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
Revenues and Gross Margin
For the three-month period ended March 31, 2007, total revenues increased by $45.9 million, or 60%, to $123.0 million from $77.1 million for the same period last year. Domestic revenues increased by $34.2 million to $91.4 million from $57.2 million, but remained flat as a percentage of total revenues for the three-month period ended March 31, 2007, compared to the same period last year.
In the Neurosurgical and Orthopedic Implants category, sales of our DuraGen® family of products, extremity reconstruction implants and bone growth products led the revenue growth. Rapid growth in nerve and dermal repair products and sales of products for the hand, foot and ankle accounted for much of the increase in implant product revenues. KMI products contributed $2.4 million of sales in the first quarter of 2007.
In the Medical Surgical Equipment category, acquired products, surgical instruments and ultrasonic surgical systems provided most of the year-over-year growth. The growth in this category came across multiple product lines, with our Jarit® surgical instruments, MAYFIELD® cranial fixation systems and our monitoring product lines all generating double-digit growth. Radionics products, Miltex products and non-Integra distributed products sold through our former Canadian distributor (all acquired in 2006) contributed $32.3 million of sales in the first quarter of 2007.
We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products. Many of our recent acquisitions involve businesses or product lines that overlap in some way with our existing products. Our sales and marketing departments are integrating these acquisitions, and there has been, and we expect there will continue to be, some cannibalization of sales of our existing products that will affect our internal growth.
Gross margin increased by $25.3 million to $74.5 million for the three-month period ended March 31, 2007, from $49.2 million for the same period last year. Gross margin as a percentage of total revenue is 61% for the first quarter 2007. Much of this decrease in gross margin as a percentage of revenue compared to the same period last year comes from the inclusion of significant sales of lower margin Radionics and Miltex products.
We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues. We anticipate that the relatively lower gross margins generated from sales of Radionics and Miltex products will offset some of these benefits.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended
	March 31,
	2007	2006

Research and development	5%	4%
Selling, general and administrative	40%	40%
Intangible asset amortization	2%	2%
Total other operating expenses	47%	46%
Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $22.4 million, or 63%, to $58.0 million in the first quarter of 2007, compared to $35.6 million in the first quarter of 2006.
Research and development expenses in the first quarter of 2007 increased by $2.9 million to $6.1 million, compared to $3.2 million in the same period last year. The increase was primarily due to increased spending on collagen regenerative technology and ultrasonic aspirator product development programs.
In 2007, we expect our research and development expenses as a percentage of total revenues to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States. The acquired Radionics business also adds to our research and development spending.
Selling, general and administrative expenses in the first quarter of 2007 increased by $18.0 million to $49.1 million, compared to $31.1 million in the same period last year. Selling expenses increased by $6.9 million primarily due to the accelerated ramp up in our extremities reconstructive, intensive care unit specialist and spine sales forces. Selling, general and administrative expenses also increased in the first quarter of 2007 compared to the same period last year in connection with the acquisitions of Radionics, Miltex, KMI and Canada Microsurgical businesses.
We will continue to expand our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We expect to incur costs related to these activities in 2007 as we complete these on-going activities.
Amortization expense in the first quarter of 2007 increased by $1.5 million to $2.8 million, compared to $1.3 million in the same period last year. The increase was primarily related to Miltex and KMI intangible assets acquired in 2006 and DenLite intangible assets acquired in the first quarter of 2007.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest income	$223	$1,024
Interest expense	2,759	1,682
Other income (expense)	(208)	32
Interest Income
Interest income decreased in the three-month period ended March 31, 2007, compared to the same period last year, primarily due to lower average cash and investment balances.

Interest Expense
Interest expense increased in the three-month period ended March 31, 2007, compared to the same period last year, primarily due to increases in outstanding borrowings under our $300 million senior secured credit facility.
Our reported interest expense for the three-month periods ended March 31, 2007 and 2006, respectively, includes $750,000 of cash interest expense on convertible notes. Interest expense of three months period ended March 31, 2006 includes $202,000 of non-cash amortization of debt issuance costs.
We will pay additional interest on our convertible notes under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $168,000 and $233,000 for the three months ended March 31, 2007 and 2006, respectively.
We had an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended March 31, 2006 was $210,000. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes. As we terminated this swap agreement, we did not incur any expense for the three months ended March 31, 2007 associated with this swap.
Other Income
Other income decreased in the three-month period ended March 31, 2007, compared to the same period last year, primarily due to foreign exchange loss of $117,000 in the first quarter of 2007.
Income Taxes

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Income before income taxes	$13,759	$12,998
Income tax expense	4,685	4,293
Net income	9,074	8,705
Effective tax rate	34%	33%
Our effective income tax rate for the three months ended March 31, 2007 and 2006 was 34% and 33%, respectively. The increase in the effective income tax rate year-over-year was primarily due to the changes in the geographic mix of taxable income attributable to recently acquired businesses.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.
INTERNATIONAL PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total

Three months ended March 31, 2007	$91,374	$19,978	$5,682	$5,998	$123,032
Three months ended March 31, 2006	57,238	14,375	2,796	2,726	77,135

For the three months ended March 31, 2007, revenues from customers outside the United States totaled $31.7 million, or 26% of total revenues, of which approximately 63% were to European customers. Revenues from customers outside the United States included $19.5 million of revenues generated in foreign currencies. For the three months ended March 31, 2006, revenues from customers outside the United States totaled $19.9 million, or 26% of total revenues, of which approximately 72% were to European customers. Revenues from customers outside the United States included $14.7 million of revenues generated in foreign currencies.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $29.3 million and $22.7 million as of March 31, 2007 and December 31, 2006, respectively.
Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net cash provided by operating activities	$15,282	$10,871
Net cash used in investing activities	(6,173)	(56,482)
Net cash (used in) provided by financing activities	(3,364)	21,014
Effect of exchange rate fluctuations on cash	887	101

Net increase (decrease) in cash and cash equivalents	$6,632	$(24,496)
Cash Flows Provided by Operating Activities
We generated positive operating cash flows of $15.3 million and $10.9 million at March 31, 2007 and 2006, respectively. Operating cash flows for the year ended December 31, 2006 were $71.7 million. Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Operating cash flows continued to improve as a result of higher pre-tax income, and improved working capital management.
Cash Flows (Used in) Provided by Investing and Financing Activities
Our principal uses of funds during the first quarter ended March 31, 2007 were $11.1 million paid for the purchase of 264,000 shares of common stock and $3.8 million in capital expenditures. We received $7.5 million from the issuance of common stock through the exercise of stock options during the period. We also borrowed $39.0 million under senior credit facility and paid off $39.0 million loans.

Working Capital
At March 31, 2007 and December 2006, working capital was $(43.9) million and $(52.4) million, respectively. Our convertible securities totaling $120 million are classified as current liabilities on the balance sheet because both the new and old notes are due within twelve months. The increase in working capital is primarily related to the increase of cash and cash equivalents of $6.6 million in the first quarter of 2007.
Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest on our contingent convertible subordinated notes at an annual rate of 2.5% each September 15 and March 15. We will also pay contingent interest on the notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. Holders of the notes may convert the notes under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share.
The notes are general, unsecured obligations of the Company and will be subordinate to any future senior indebtedness. We cannot redeem the notes prior to their maturity, and the note holders may compel us to repurchase the notes upon a change of control. There are no financial covenants associated with the convertible notes.
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
The Company has a $300 million, five-year, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. The Company makes regular borrowings and payments each month against the credit facility and considers the outstanding amounts to be short-term in nature. We amended the credit facility in February 2007 to increase the size of the credit facility to $300 million, which can be increased to $400 million should additional financing be required in the future. We make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. As of March 31, 2007, the Company had $100 million of outstanding borrowings under the credit facility at a weighted average interest rate of 6.4% per annum.
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
The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company’s and its subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. The Company was in compliance with all of our debt covenants during 2006 and 2007.

Share Repurchase Plan
In October 2006, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions. The Company paid $11.1 million for 264,000 shares of its common stock during the first quarter of 2007.
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
Capital Resources
We believe that our cash and borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures in the near term. We make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.
Contractual Obligations and Commitments
As of March 31, 2007, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 years
	(in millions)
Convertible Securities	$120.0	$120.0	$—	$—	$—
Interest on Long Term Debt	7.5	3.0	4.5	—	—
Employment Agreements	5.5	3.1	2.4	—	—
Operating Leases	18.5	3.8	3.3	2.3	9.1
Purchase Obligations	1.0	1.0	—	—	—
Warranty Obligations	1.3	1.1	0.2	—	—
Pension Contributions	0.3	0.3	—	—	—

Total	$154.1	$131.8	$10.9	$2.3	$9.1

In addition, under other agreements we are required to make payments based on sales levels of certain products.
The above table does not include contingent interest that we may be obligated to pay on our contingent convertible subordinated notes due in March 2008. See “— Results of Operations — Non-Operating Income and Expenses.”
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

Recently Adopted Accounting Standard
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Refer to Note 1 to our condensed consolidated financial statements entitled “Basis of Presentation” for further details.
Recently Issued Accounting Standards
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. We are evaluating the impact this new standard will have on its financial position and results of operations.

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
Foreign Currency Exchange Rate Risk
A discussion of foreign currency exchange risks is provided under the caption “International Product Revenues and Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. A hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $1.0 million on an annual basis.

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
As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.
During the quarter ended March 31, 2007, we did not maintain effective controls over the review and approval of certain account reconciliations. Specifically, we did not maintain effective controls over the completeness and accuracy of schedules and underlying data supporting account reconciliations prepared for an accrued liability account and certain intercompany accounts including support for certain manual adjustments which were made. This control deficiency resulted in adjustments to our March 31, 2007 interim consolidated financial statements identified by our external auditors in connection with their quarterly review. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to our interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Plan for Remediation of Material Weakness
To address the material weakness described above, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. These procedures included:
•	identified the affected accounts and performed a thorough review of the reconciliations of those accounts by Company personnel not involved in the initial preparation of those reconciliations;

•	identified any manual adjustments recorded, reviewed the supporting documentation and concluded on the appropriateness of the entries;
•	expanded the review to other group companies with similar accounts and performed similar procedure as outlined above;
•	recorded adjustments to the consolidated financial statements to correct the errors identified.
Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.
To remediate the material weakness described above and enhance our disclosure controls and procedures, as well as our internal control over financial reporting, management intends to implement the following changes:
•	requiring that enhanced reviews be performed by the corporate controller and others within the finance function;
•	providing training to employees involved with the reconciliation process; and
•	modifying our existing systems to minimize the number of manual overrides that require human involvement.
Changes in Internal Control over Financial Reporting
No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed other than the modifications to the risks factors as set forth below.
Our Current Strategy Involves Growth Through Acquisitions, Which Requires Us To Incur Substantial Costs And Potential Liabilities For Which We May Never Realize The Anticipated Benefits.
In addition to internal growth, our current strategy involves growth through acquisitions. Since the beginning of 2004, we have acquired 12 businesses or product lines at a total cost of approximately $345 million.
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
We generate significant revenues outside the United States in euros, British pounds and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.
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
We Had A Material Weakness In Our Internal Control Over Financial Reporting And Cannot Assure You That Additional Material Weaknesses Will Not Be Identified In The Future.
Management identified a material weakness in our internal control over the review and approval of certain account reconciliations that existed during the quarter ended March 31, 2007. This control deficiency resulted in adjustments to our March 31, 2007 interim consolidated financial statements identified by our external auditors in connection with their quarterly review. Management has taken steps to remediate the material weakness and will continue to monitor the implementation of the appropriate actions.
While we aim to work diligently to ensure a robust accounting system that is devoid of significant deficiencies and material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we cannot assure you that additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2006, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.
The following table summarizes our repurchases of our common stock during the quarter ended March 31, 2007 under this program:

				Total Number	Approximate
				of Shares	Dollar Value of
				Purchased as	Shares that May
	Total Number		Average	Part of Publicly	Yet be Purchased
	of Shares		Price Paid	Announced	Under the
Period	Purchased		per Share	Program	Program

January 1, 2007 — January 31, 2007	100,000		$41.73	100,000	$32,635,106

February 1, 2007 — February 28, 2007	—		—	—	32,635,106

March 1, 2007 — March 31, 2007	164,241	(1)	$42.09	164,000	25,733,011

Total	264,241		$41.95	264,000	$25,733,011

(1)	Includes 241 shares withheld by us from an employee to satisfy withholding obligations upon the vesting of restricted stock issued to the employee.

ITEM 6.	EXHIBITS

4.1	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
10.1	Severance Agreement between Judith O’Grady and the Company dated January 1, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.2	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3	Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
10.4	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)
10.5	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: May 10, 2007	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: May 10, 2007	/s/ Maureen B. Bellantoni
Maureen B. Bellantoni
Executive Vice President and Chief Financial Officer

Exhibit Index

4.1	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
10.1	Severance Agreement between Judith O’Grady and the Company dated January 1, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.2	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.3	Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
10.4	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)
10.5	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002