Form 10-Q
period 2007-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2007-08-13
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NO. 0-26224
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0317849

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

311 ENTERPRISE DRIVE
PLAINSBORO, NEW JERSEY	08536

(ADDRESS OF PRINCIPAL	(ZIP CODE)
EXECUTIVE OFFICES)
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
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 9, 2007 was 26,255,092.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TOTAL REVENUE	$134,767	$100,121	$257,799	$177,256
COSTS AND EXPENSES
Cost of product revenues	52,808	41,373	101,385	69,310
Research and development	6,239	6,354	12,299	9,527
Selling, general and administrative	54,980	37,219	104,085	68,339
Intangible asset amortization	3,845	2,017	6,632	3,298

Total costs and expenses	117,872	86,963	224,401	150,474
Operating income	16,895	13,158	33,398	26,782
Interest income	636	594	860	1,618
Interest expense	(3,273)	(2,073)	(6,033)	(3,755)
Other income (expense), net	303	(99)	96	(67)

Income before income taxes	14,561	11,580	28,321	24,578
Income tax expense	5,220	3,603	9,905	7,896

Net income	$9,341	$7,977	$18,416	$16,682

Basic net income per share	$0.33	$0.27	$0.65	$0.56
Diluted net income per share	$0.31	$0.26	$0.61	$0.54
Weighted average common shares outstanding:
Basic	28,156	29,592	28,371	29,589
Diluted	30,169	33,804	30,189	33,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$120,838	$22,697
Accounts receivable, net of allowances of $4,577 and $4,114	95,267	85,018
Inventories, net	114,089	94,387
Deferred tax assets	13,011	10,010
Prepaid expenses and other current assets	9,778	9,649

Total current assets	352,983	221,761

Property, plant, and equipment, net	50,632	42,559
Identifiable intangible assets, net	183,775	179,716
Goodwill	174,507	162,414
Other assets	14,593	7,168

Total assets	$776,490	$613,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Borrowings under senior credit facility	—	100,000
Convertible securities	119,964	119,542
Accounts payable, trade	25,827	20,329
Deferred revenue	2,863	4,319
Accrued expenses and other current liabilities	32,371	29,827

Total current liabilities	181,025	274,017

Long-term convertible securities	330,000	508
Deferred tax liabilities	27,410	31,356
Long-term income taxes payable	8,560	5,000
Other liabilities	5,981	6,575

Total liabilities	552,976	317,456

Commitments and contingencies (see Note 13)	—	—

Stockholders’ Equity:
Common stock; $0.01 par value; 60,000 authorized shares; 32,019 and 31,464 issued at June 30, 2007 and December 31, 2006, respectively	320	315

Additional paid-in capital	359,727	367,277
Treasury stock, at cost; 5,854 and 4,147 shares at June 30, 2007 and December 31, 2006, respectively	(231,914)	(145,846)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	14,293	10,045
Minimum pension liability adjustment, net of tax	(2,006)	(1,965)
Retained earnings	83,094	66,336

Total stockholders’ equity	223,514	296,162

Total liabilities and stockholders’ equity	$776,490	$613,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:

Net income	$18,416	$16,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,196	7,727
Deferred income tax (benefit) provision	(3,000)	1,015
Amortization of bond issuance costs	237	545
(Gain) loss on sale of assets	(133)	390
Impairment of fixed assets	—	352
Amortization of discount/premium on investments	—	358
Share-based compensation	7,182	6,473
Excess tax benefits from stock-based compensation arrangements	(389)	(665)
Other, net	228	141
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(4,069)	(18,578)
Inventories	(9,832)	1,078
Prepaid expenses and other current assets	1,926	(892)
Other non-current assets	4,198	(507)
Accounts payable, accrued expenses and other current liabilities	1,466	6,110
Income taxes payable	(878)	(250)
Deferred revenue	(1,542)	6,436
Other liabilities	(5,245)	(88)

Net cash provided by operating activities	21,761	26,327

INVESTING ACTIVITIES:

Cash used in business acquisition, net of cash acquired	(36,055)	(179,568)
Proceeds from sales/maturities of investments	—	93,505
Purchases of available-for-sale investments	—	(13,075)
Proceeds from sale of assets	371	—
Purchases of property and equipment	(11,066)	(3,619)

Net cash used in investing activities	(46,750)	(102,757)

FINANCING ACTIVITIES:

Borrowings under senior credit facility	75,000	90,000
Repayment of loans and credit facility	(175,053)	(26,037)
Proceeds from issuance of convertible notes	330,000	—
Proceeds from sale of stock purchase warrants	21,662	—
Purchase option hedge on convertible notes	(46,771)	—
Convertible note issuance costs	(9,160)	—
Proceeds from exercised stock options	11,837	7,064
Excess tax benefits from stock-based compensation arrangements	389	665
Purchases of treasury stock	(86,069)	(15,187)

Net cash provided by financing activities	121,835	56,505

Effect of exchange rate changes on cash and cash equivalents	1,295	569

Net change in cash and cash equivalents	98,141	(19,356)

Cash and cash equivalents at beginning of period	22,697	46,889

Cash and cash equivalents at end of period	$120,838	$27,533

Supplemental cash flow information:
At June 30, 2006, the Company had $3.5 million of cash pledged as collateral in connection with its interest rate swap agreement which was subsequently terminated in September 2006.
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
In the opinion of management, the June 30, 2007 unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
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
Certain restatements have been made to the prior-year financial statements to conform to the current-period presentation.
During the three and six months ended June 30, 2007, the Company recognized increases to income before income taxes of approximately $700,000 and $800,000, respectively, related to prior periods. The Company deemed the amounts immaterial and, therefore, recorded them in the respective current periods.
Recently Adopted Accounting Standard
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $2.0 million increase to reserves resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million as of January 1, 2007 and an increase to goodwill of $0.3 million as the tax reserve relates to a recent acquisition. Including this “cumulative effect” adjustment, the Company had unrecognized tax reserves of $8.1 million at January 1, 2007, of which $1.1 million related to accrued interest and penalties. In 2007, these unrecognized tax benefits are classified as long-term income taxes payable in the condensed consolidated balance sheet and, if recognized, $2.8 million would affect the Company’s effective tax rate.

For the three months and six months ended June 30, 2007, the Company accrued an additional $0.1 million, and $0.2 million, respectively, in unrecognized tax benefit and $0.1 and $0.2 million, respectively, of interest related to its uncertain tax positions, all of which is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations. As of June 30, 2007 the Company had unrecognized tax benefits of $8.6 million accrued in the balance sheet.
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
Recently Issued Accounting Standards and Other Matters
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company expects to adopt this standard beginning in January 2008. The Company is evaluating the impact this new standard will have on its financial position and results of operations.
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
2. BUSINESS ACQUISITIONS
Physician Industries
On May 11, 2007, the Company acquired certain assets of the pain management business of Physician Industries, Inc. for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, the Company may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business will be combined with the Company’s similar Spinal Specialties products line and the products will be sold under the name Integra Pain Management.
The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

Inventory	$1,063
Accounts receivable	926
Property, plant and equipment	81

Intangible assets:		Wtd. Avg. Life
Customer relationships	1,191	10 years
Noncompetition agreements	100	5 years
Trade name	57	<1 year
Goodwill	1,301

Total assets acquired	4,719

Accounts payable and other current liabilities	621

Total liabilities assumed	621

Net assets acquired	$4,098

Management determined the preliminary fair value of assets acquired during the second quarter 2007. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Physician Industries’ future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets and deferred income taxes.
LXU Healthcare, Inc.
On May 7, 2007, the Company acquired the outstanding capital stock of LXU Healthcare, Inc. (“LXU”) for $30.0 million paid at closing and $376,000 of acquisition-related expenses. LXU employs approximately 140 employees. LXU will be operated as part of Integra’s surgical instruments business. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec products are manufactured in a 31,000 square foot leased facility located in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a technically proficient sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic United States. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern United States.
As was the intention at the time of the acquisition, the Company is winding down the Bimeco business, which is not aligned with the Company’s strategy. The LXU Medical sales force and distributor network is being integrated with the Jarit sales and distribution organization.
The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

Inventory	$7,700
Accounts receivable	4,932
Cash	1,059
Other current assets	810
Property, plant and equipment	1,600

Intangible assets:		Wtd. Avg. Life
Customer relationships	3,100	15 years
Trade name (Luxtec)	4,700	Indefinite
Technology	1,700	5 years
Goodwill	8,457
Other assets	1,448

Total assets acquired	35,506

Accounts payable and other current liabilities	4,906
Other non-current liabilities	224

Total liabilities assumed	5,130

Net assets acquired	$30,376

Management determined the preliminary fair value of assets acquired during the second quarter 2007 with the assistance of a third-party valuation firm. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from LXU’s future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets and deferred income taxes.
DenLite
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and $35,000 of acquisition-related expenses. This transaction was treated as a business combination. DenLite is a lighted mouth mirror used in dental procedures.
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed:

Inventory	$454
Property, plant and equipment	339	Wtd. Avg. Life

Intangible assets:
Trade name	642	20 years
Customer relationships	450	10 years
Patents	143	5 years
Goodwill	207

Total assets acquired	$2,235

Management determined the fair value of assets acquired during the first quarter 2007. The purchase price allocation was finalized in the second quarter with no changes being recorded.
Radionics
On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the OmniSight® EXcel image-guided surgery system.
Miltex
On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.7 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Broach®, and Thompson® trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments.
Canada Microsurgical
On July 5, 2006, the Company acquired a direct sales force in Canada through the acquisition of the Company’s longstanding distributor, Canada Microsurgical Ltd. Canada Microsurgical has eight sales representatives covering each province in Canada. The Company paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing and $0.1 million of transaction related costs. In addition, the Company may pay up to an additional 2.1 million Canadian dollars over the next three years, depending on the performance of the business. No such payments have been made in 2007 as of June 30, 2007.

KMI
On July 31, 2006, the Company acquired the shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities.
The following unaudited pro forma financial information summarizes the results of operations for the three months and six months ended June 30, 2007 and 2006 as if the acquisitions completed by the Company during 2006 and 2007 had been completed as of the beginning of 2006. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect decreased interest income, increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Total Revenue	$139,728	$125,498	$277,557	$247,898

Net income	8,628	6,328	17,394	14,715

Net income per share:
Basic	$0.31	$0.21	$0.61	$0.50
Diluted	$0.29	$0.21	$0.58	$0.48
The impact of the DenLite acquisition was not material to and, therefore, not included within the above pro forma results.
3. INVENTORIES
Inventories, net consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$25,125	$20,433
Work-in process.	21,007	14,416
Finished goods	86,647	74,324
Less: reserves	(18,690)	(14,786)

	$114,089	$94,387

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 30, 2007, were as follows:

Balance at December 31, 2006	$162,414
DenLite acquisition	207
Miltex tax-related contingency	742
Physician Industries acquisition	1,301
LXU Healthcare acquisition	8,457
Foreign currency translation	1,386

Balance at June 30, 2007	$174,507

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This test was performed during the second quarter and resulted in no impairment for any of the periods presented.

During the second quarter of 2007, the Company recorded $1.7 million of impairments to intangible assets, of which $0.9 million was related to technology-based intangible assets and recorded in cost of product revenues and the remaining $0.8 million relates to other intangible assets and was recorded in intangible asset amortization. Of this other amount, $0.7 million related to a trade name that was discontinued following management’s decision to re-brand the related product line. The remaining other impairment charges relate to decisions made as a result of certain events that occurred during the second quarter.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	June 30, 2007		December 31, 2006
	Average		Accumulated		Accumulated
	Life	Cost	Amortization	Cost	Amortization
Completed technology	13 years	$37,719	$(11,047)	$35,632	$(8,573)
Customer relationships	12 years	73,210	(14,768)	67,872	(10,671)
Trademarks/brand names	Indefinite	36,300	—	31,600	—
Trademarks/brand names	34 years	36,383	(5,511)	35,350	(4,029)
Noncompetition agreements	5 years	7,284	(4,760)	7,151	(4,079)
Supplier relationships	30 years	29,300	(1,107)	29,300	(620)
All other	15 years	2,356	(1,584)	1,620	(837)

		$222,552	$(38,777)	$208,525	$(28,809)
Accumulated amortization		(38,777)		(28,809)

		$183,775		$179,716

Annual amortization expense is expected to approximate $15.2 million in 2007, $15.0 million in 2008, $13.6 million in 2009, $11.9 million in 2010, and $11.7 million in 2011. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
In October 2006, the Company announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and the closing of our facility in Nantes, France. These activities will be transferred to the sales and marketing headquarters in Lyon, France and should be completed in 2007.
In connection with these restructuring activities, the Company has recorded the following charges during the three and six months ended June 30, 2007 (in thousands):

		Research	Selling
	Cost of	and	General and
	Sales	Development	Administrative	Total
Involuntary employee termination costs:
Three months ended June 30, 2007	$(30)	$—	$(301)	$(331)
Six months ended June 30, 2007	$125	$—	$(386)	$(261)
The Company recorded net reversals of previously recorded provisions based on the final settlement of those obligations during the second quarter.
Below is a reconciliation of the restructuring accrual activity recorded during 2007 (in thousands):

	Employee	Facility
	Termination	Exit
	Costs	Costs	Total
Balance at December 31, 2006	$1,555	$170	$1,725
Additions	298	—	298
Change in estimate	(559)	—	(559)
Payments	(866)	(77)	(943)
Acquired through acquisitions	222	207	429
Effects of Foreign Exchange	24	—	24

Balance at June 30, 2007	$674	$300	$974

The Company expects to pay all of the remaining employee termination costs by the end of 2007.
6. CONVERTIBLE DEBT AND RELATED HEDGING ACTIVITIES
2008 Contingent Convertible Subordinated Notes
The Company pays interest on its contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company will also pay contingent interest on the 2008 Notes if, at thirty days prior to maturity, the Company’s common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the 2008 Notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note is convertible. Holders of the 2008 Notes may convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. During the six months ended June 30, 2007, the Company’s stock price exceeded $37.56 and, therefore, the total amount outstanding under the 2008 Notes has been classified as current. Additionally, as of June 30, 2007, $36,000 of the 2008 Notes have been converted to common stock or cash.
The 2008 Notes are general, unsecured obligations of the Company and are subordinate to any senior indebtedness. The Company cannot redeem the 2008 Notes prior to their maturity, and the 2008 Notes’ holders may compel the Company to repurchase the 2008 Notes upon a change of control. The fair value of the Company’s $120.0 million principle amount 2.5% contingent convertible subordinated notes outstanding at June 30, 2007 was approximately $113.9 million. There are no financial covenants associated with the convertible 2008 Notes.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The carrying value of the 2010 Notes and the 2012 Notes at June 30, 2007 approximates fair value.
The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of June 30, 2007, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
Holders of the Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.
The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2010 notes will rank equal in right of payment to the 2012 notes. The Notes will be the Company’s direct senior unsecured obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the call transactions to the Company was approximately $46.8 million. The Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.
The initial strike price of the call transactions is (i) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (ii) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is (i) for the 2010 Notes, approximately $77.96 per share of Common Stock and (ii) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.
7. STOCK-BASED COMPENSATION
As of June 30, 2007, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan or the 1996 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The following is a summary of stock option activity for the six-month period ended June 30, 2007 (shares in thousands):

			Wtd. Avg.
			Remaining	Aggregate
		Wtd. Avg.	Contractual	Intrinsic
	Stock Options	Ex. Price	Term Years	Value
Outstanding, December 31, 2006	3,438	$29.41
Granted	31	49.33
Exercised	(437)	26.48
Cancelled	(32)	22.94

Outstanding, June 30, 2007	3,000	$29.99	3.7	$58 million

Options exercisable at June 30, 2007	1,926	$26.82	4.5	$44 million
The intrinsic value of options exercised during the six-months ended June 30, 2007 and 2006 was $8.3 million and $6.5 million, respectively. The Company granted options of 31,420 shares during six months ended June 30, 2007, and the weighted-average per share fair value of stock options granted was $49.33 during the six months ended June 30, 2007.
As of June 30, 2007, there was approximately $14.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.
The fair value of options granted prior to October 1, 2004 was calculated using the Black-Scholes model, while the fair value of options granted on or after October 1, 2004 was calculated using a binomial distribution model.

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
The Company used the following weighted-average assumptions to calculate the fair value for stock options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	39%	43%	39%	43%
Risk free interest	4.3 to 5.1%	3.4%	4.3 to 5.1%	3.4%
Expected life of option from grant date	6.1 years	5.4 years	6.1 years	5.4 years
The Company received proceeds of $11.8 million and $7.1 million from stock option exercises for the six months ended June 30, 2007 and 2006, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following is a summary of awards of restricted stock, performance stock and contract stock for the six-month period ended June 30, 2007 (shares in thousands):

			Performance Stock and
	Restricted Stock Awards		Contract Stock Awards
		Wtd. Avg.		Wtd. Avg.
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, December 31, 2006	202	$38.08	218	$35.40
Grants	131	45.92	15	49.33
Vested	—	—	—	—
Cancellations	(37)	38.86	—	—

Unvested, June 30, 2007	296	$42.36	233	$36.08

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of June 30, 2007, there were approximately $14 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years. The Company granted 130,562 restricted stock awards with a weighted average fair value of $45.92 during the six months ended June 30, 2007.
The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP was amended in 2005 to eliminate the look-back option and to reduce the discount available to participants to five percent. Accordingly, the ESPP is a non-compensatory plan under Statement 123(R).

8. RETIREMENT BENEFIT PLANS
The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in York, Pennsylvania (the “Miltex Plan”), Andover, United Kingdom and Tuttlingen, Germany (the “Germany Plan”). The Miltex Plan is frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. The Company closed the Tuttlingen, Germany plant in December, 2005. However, the Germany Plan was not terminated, and the Company remains obligated for the accrued benefits related to this plan. The plans cover certain current and former employees. The plans are no longer open to new participants.
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$60	$58	$102	$104
Interest cost	231	157	394	282
Expected return on plan assets	(199)	(137)	(340)	(246)
Recognized net actuarial loss	99	60	169	108

Net periodic benefit cost	$191	$138	$325	$248

The Company made $190,000 and $126,000 of contributions to its defined benefit pension plans for the six months ended June 30, 2007 and 2006, respectively.
9. TREASURY STOCK
Share Repurchase Plan
In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated its prior repurchase program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be purchased either in the open market or in privately negotiated transactions. As of June 30, 2007, there remained $75 million available for share repurchases under this authorization. The Company did not purchase any shares of our common stock under this repurchase program during the three months ended June 30, 2007.
On May 2, 2007, the Company’s Board of Directors authorized a one-time repurchase of shares of its common stock, in connection with the Notes offering that closed in June 2007, for an aggregate purchase price not to exceed $150 million. Under this authorization, the Company repurchased 1,443,000 outstanding shares in privately negotiated transactions at the closing price of the common stock on June 5, 2007 of $51.97 for approximately $75 million.
10. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,341	$7,977	$18,416	$16,682
Foreign currency translation adjustment	2,700	4,265	4,248	5,902
Unrealized holding gains on available-for-sale securities, net of tax	—	97	—	263
Reclassification adjustment for losses included in net income, net of tax	—	194	—	254

Comprehensive income	$12,041	$12,533	$22,664	$23,101

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$9,341	$7,977	$18,416	$16,682
Weighted average common shares outstanding	28,156	29,592	28,371	29,589
Basic net income per share	$0.33	$0.27	$0.65	$0.56

Diluted net income per share:
Net income	$9,341	$7,977	$18,416	$16,682

Add back: Interest expense and other income/(expense) related to convertible notes payable, net of tax	2	684	5	1,497

Net income available to common stock	$9,343	$8,661	$18,421	$18,179
Weighted average common shares outstanding — Basic	28,156	29,592	28,371	29,589

Effect of dilutive securities:
Stock options and restricted stock	985	698	917	713
Shares issuable upon conversion of notes payable	1,028	3,514	901	3,514

Weighted average common shares for diluted earnings per share	30,169	33,804	30,189	33,816
Diluted net income per share	$0.31	$0.26	$0.61	$0.54
Options outstanding at June 30, 2007 and 2006 to acquire approximately 0.5 million shares and 1.8 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the six months ended June 30, 2007 and 2006, respectively, because their effects would be anti-dilutive. Options outstanding at June 30, 2007 and 2006 to acquire approximately 0.3 million shares and 1.9 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended June 30, 2007 and 2006, respectively, because their effects would be anti-dilutive.
12. SEGMENT AND GEOGRAPHIC INFORMATION
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
The Company presents its revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. The Company’s revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Medical Surgical Equipment and other	$85,359	$61,225	$161,304	$101,614
Neurosurgical and Orthopedic Implants	49,408	38,896	96,495	75,642

Total Revenue	$134,767	$100,121	$257,799	$177,256

Certain of the Company’s products, including the DuraGen® and NeuraGen™ product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 25% of total revenues in each of the three-month periods ended June 30, 2007 and 2006, and 25% and 27% of total revenues in each of the six-month periods ending June 30, 2007 and 2006, respectively. Accordingly, a widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
Three months ended June 30, 2007	$101,664	$23,552	$4,789	$4,762	$134,767
Three months ended June 30, 2006	74,415	19,615	3,198	2,893	100,121

Six months ended June 30, 2007	$192,742	$44,721	$10,589	$9,747	$257,799
Six months ended June 30, 2006	131,653	33,990	5,994	5,619	177,256
13. COMMITMENTS AND CONTINGENCIES
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
In May 2006, Codman & Shurtleff, Inc. (“Codman”), a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen ® family of duraplasty products.
The action seeks declaratory relief that Codman’s DURAFORM™ product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from Integra or injunctive relief for selling the DuraGen ® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM™ product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM™, and seeking damages, including treble damages, for past infringement.
In July 1996, the Company sued Merck KGaA, a German corporation, seeking damages for patent infringement. The patents in question are part of a group of patents granted to The Burnham Institute and licensed by the Company that are based on the interaction between a family of cell surface proteins called integrins and the arginine-glycine-aspartic acid peptide sequence found in many extra cellular matrix proteins.
The case has been tried, appealed, returned to the trial court and further appealed. Most recently, on July 27, 2007, the United States Court of Appeals for the Federal Circuit reversed the judgment of the United States District Court and held that the evidence did not support the jury’s verdict that Merck KGaA infringed on the Company’s patents. The Company had not recorded any gain in connection with this matter and the decision does not affect any of the Company’s products or development projects.
In addition to these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company’s financial condition. However, it is possible that the Company’s results of operations and cash flows in a particular period could be materially affected by these contingencies or the costs related thereto.

Our international operations subject us to customs, import-export and sanctioned country laws. These laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. These laws also prohibit transactions with certain designated persons. In addition, the United States’ foreign corrupt practices laws could inhibit our ability to transact business in countries where companies that are not subject to those laws compete against the Company and engage in practices that such laws prohibit the Company from engaging in.
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
The Company accrues for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.
14. SUBSEQUENT EVENT
The Company announced on August 7, 2007 that it had signed a definitive merger agreement to purchase the outstanding common stock of IsoTis, Inc. (“IsoTis”), subject to certain conditions including the receipt of FDA approval of the 510(k) for IsoTis’s Accell product. Under the terms of the merger agreement, IsoTis’s shareholders will receive approximately $7.25 in cash for each share of IsoTis’s common stock they own, which represents total consideration of approximately $51 million to IsoTis’s shareholders, plus debt to be repaid at closing.

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in subsequent Quarterly Reports on Form 10-Q.
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
Our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), a network of dealers managed by, and selling in concert with, a direct sales organization (acute and alternate site surgical instruments and lighting) and strategic alliances. We have direct sales forces in the United States. Outside of the United States, we sell our products directly through sales representatives in major European markets and through stocking distributors elsewhere. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.
We present revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes dural grafts that are indicated for the repair of the dura mater, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. In general, our implant products tend to have higher internal growth rates than our corporate average, and higher gross margins. Our Medical Surgical Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery and dental procedures, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. In general, our Medical Surgical Equipment products have lower internal growth rates than our corporate average, and lower gross margins.
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
We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 24% and 27% of total revenues in each of the six months periods ended June 30, 2007 and 2006, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.

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
We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to expand on as we leverage our existing infrastructure), and earnings per fully diluted share of common stock.
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three- and six-month periods ended June 30, 2007 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2006, we have acquired the following businesses:
Radionics
On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system.
Miltex
On May 12, 2006, we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.7 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Broach®, and Thompson® trade names in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments.
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
LXU Healthcare, Inc.
On May 8, 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $376,000 of acquisition-related expenses. LXU employs approximately 140 employees. LXU will be operated as part of Integra’s surgical instruments business. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec products are manufactured in a 31,000 square foot leased facility located in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a technically proficient sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic United States. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern United States.
As was the intention at the time of the acquisition, we are winding down the Bimeco business, which is not aligned with our strategy. The LXU Medical sales force and distributor network is being integrated with the Jarit sales and distribution organization.
Physician Industries
On May, 11, 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. for $4.0 million in cash, subject to certain adjustments. In addition, we may pay additional amounts over the next four years depending on signing of a contract with a major customer and the performance of the business thereafter. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business will be combined with our similar Spinal Specialties line and sold under the name Integra Pain Management.
IMPACT OF RESTRUCTURING ACTIVITIES
In October 2006, we announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and the closing of our facility in Nantes, France. These activities will be transferred to the sales and marketing headquarters in Lyon, France and should be completed in 2007.
In connection with these restructuring activities, we recognized net reversals of employee termination costs of $331,000 during the three months ended June 30, 2007. We recorded net reversals of previously recorded provisions based on the final settlement of those obligations. While we expect to achieve a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities into further expanding our European sales, marketing and distribution organization, and integrating the Radionics and KMI and Newdeal businesses into our existing sales and distribution network.

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2007 was $9.3 million, or $0.31 per diluted share, as compared with net income of $8.0 million, or $0.26 per diluted share, for the three months ended June 30, 2006.
Net income for the six months ended June 30, 2007 was $18.4 million, or $0.61 per diluted share, as compared with a net income of $16.7 million, or $0.54 per diluted share, for the six months ended June 30, 2006.
These amounts include the following charges (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Acquisition-related charges	$1,631	$3,727	$1,631	$4,191
Facility consolidation, manufacturing transfer and system integration charges	186	199	685	717
Employee termination and related costs	(228)	208	(159)	421
Charges associated with discontinued or withdrawn product lines	956	—	1,456	—
Intangible asset impairments	1,014	—	1,014	—
Charges related to restructuring European legal entities	335	—	335	—
Charges associated with convertible debt exchange offering	—	87	—	87

Total	$3,894	$4,221	$4,962	$5,416

Of these amounts, $3.5 million and $3.6 million were charged to cost of product revenues in the six-month periods ended June 30, 2007 and 2006, respectively, and $1.6 million was charged to research and development in the three and six months ended June 30, 2006. The remaining amounts were primarily charged to selling, general and administrative expenses and intangible asset amortization.
Employee termination and related costs for the 2007 periods reflect the reversal of previously recorded accruals for anticipated terminations due to changes in estimates during the second quarter. Charges associated with discontinued or withdrawn product lines reflect the discontinuation of the Endura line of dural repair products distributed by the Company for Shelhigh, Inc. Intangible asset impairments include termination of various trademarks associated with the Spinal Specialties business as such products will now be re-branded as part of Integra Pain Management, and the impairment of certain other technology and trademarks based on business and operating decisions during the second quarter.
We believe that, given our strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, charges similar to those discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations.
During the three months and six months ended June 30, 2007, the Company recognized increases to income before income taxes of $700,000 and $800,000 respectively, related to prior periods. The Company has deemed the amounts immaterial and, therefore, recorded them in the respective current periods.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Medical Surgical Equipment and other	$85,359	$61,225	$161,304	$101,614
Neurosurgical and Orthopedic Implants	49,408	38,896	96,495	75,642

Total revenue	$134,767	$100,121	$257,799	$177,256

Cost of product revenues	52,808	41,373	101,385	69,310

Gross margin on total revenues	81,959	58,748	156,414	107,946

Gross margin as a percentage of total revenues	61%	59%	61%	61%

THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
Revenues and Gross Margin
For the three-month period ended June 30, 2007, total revenues increased by $34.6 million, or 35%, to $134.8 million from $100.1 million for the same period last year. Domestic revenues increased by $27.2 million to $101.7 million from $74.4 million, or 75% of total revenues, as compared to 74% of revenues in the three months ended June 30, 2006. International revenues increased to $33.1 million from $25.6 million in the prior-year period, an increase of 29%.
The Neurosurgical and Orthopedic Implants category grew 27% over the prior year. Sales of our DuraGen® family of products, extremity reconstruction implants, and bone repair products led the revenue growth, offsetting the impact of the recall of the Endura™ products and a decline in sales of dermal repair products. Nerve and tendon repair products, the Newdeal® family of products and private-label products all experienced strong year-over-year growth in the second quarter. Sales of our dermal products into the wound-healing indication were tempered by adverse regional reimbursement decisions. KMI products, which are sold into the extremities indication, contributed $2.3 million of sales in the second quarter of 2007.
The Medical Surgical Equipment category grew 39% over the prior year. The majority of the increase was due to acquired products. Revenues from the Miltex, LXU/Luxtec, and Physician Industries and non-Integra distributed products sold through our former Canadian distributor (all acquired since the beginning of the year-ago quarter) contributed $24.5 million of sales in the second quarter of 2007, compared to $8.6 million in revenue from products acquired in the prior year for the same period in 2006. Internally generated growth was led by the Radionics® ultrasonic surgical system products and Jarit® surgical instruments product lines.
Included in revenues are royalties of $2.9 million and $5.1 million, respectively, for the three and six months ended June 30, 2007 and $2.1 million and $3.7 million for the three and six months ended June 30, 2006. Royalty income in the quarter ended June 30, 2007 included approximately $400,000 related to the first quarter of 2007. The impact of recording this amount in the second quarter was not considered material.
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
Gross margin increased by $23.2 million to $82.0 million for the three-month period ended June 30, 2007, from $58.8 million for the same period last year. Gross margin as a percentage of total revenue is 61% for the second quarter 2007, compared to 59% in 2006. Cost of goods sold for the period included inventory fair value purchase accounting adjustments from the LXU Healthcare and Physician Industries acquisitions, impairment charges associated with the write-off of certain long-term assets, including the unamortized license fee associated with the recalled Endura™ product, which was recalled during the second quarter, and certain technology-based intangible assets, and charges related to the start-up of the CUSA Excel™ ultrasonic aspirator-related manufacturing operations. Together, these charges adversely affected the gross margin by two percentage points. In the absence of acquisitions, we expect that the faster internal growth of our higher margin implant products will increase their proportion of total product revenues and therefore our consolidated gross margins will increase to reflect that trend.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Research and development	4%	6%
Selling, general and administrative	41%	38%
Intangible asset amortization	3%	2%
Total other operating expenses	48%	46%
Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $19.5 million, or 43%, to $65.1 million in the second quarter of 2007, compared to $45.6 million in the second quarter of 2006.
Research and development expenses in the second quarter of 2007 decreased by $0.2 million to $6.2 million, compared to $6.4 million in the same period last year. Research and development expenses in the second quarter of 2006 included a charge of $1.6 million for the discontinuation of a development project. In 2007, we increased spending on our biomaterial development programs.
In 2007, we expect our research and development expenses to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the second quarter of 2007 increased by $17.8 million to $55.0 million, or 41% of revenue, compared to $37.2 million, or 38% of revenue, in the same period last year. The increase in selling, general and administrative expense over the prior year was due primarily to substantial increases in the size of our selling organizations, particularly for spine and extremity reconstruction, and higher expenses for corporate staff and consulting. As we gain more leverage from our larger selling organizations, we expect selling, general and administrative expenses to decrease to between 38% and 40% of revenue over the remainder of 2007 and into 2008.
While we expect a slowing in the spending on in our direct sales and marketing organizations in the direct selling platforms later this year, we will continue to increase corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We also have incurred additional expenses in connection with the hiring of consultants to support some corporate staff functions. We expect to continue to incur costs related to these activities in 2007 as we complete these on-going activities.
Amortization expense in the second quarter of 2007 increased by $1.8 million to $3.8 million, compared to $2.0 million in the same period last year. During the second quarter of 2007, the Company recorded $1.7 million of impairments to intangible assets, of which $0.9 million was related to technology-based intangible assets and recorded in cost of product revenues and the remaining $0.8 million relates to other intangible assets and was recorded in intangible asset amortization. Of this other amount, $0.7 million related to a trade name that was discontinued following management’s decision to re-brand the related product line. The remaining other impairment charges relate to decisions made as a result of certain events that occurred during the second quarter.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended June 30
	2007	2006
Interest income	$636	$594
Interest expense	(3,273)	(2,073)
Other income (expense)	303	(99)
Interest Income
Interest income increased in the three-month period ended June 30, 2007, compared to the same period last year, primarily due to higher average cash and investment balances. The average yield on our cash and investments was 4.9% in the second quarter, compared to 3.0% for the same period last year.
Interest Expense
Interest expense increased in the three-month period ended June 30, 2007, compared to the same period last year, primarily due to increases in outstanding borrowings under our $300 million senior secured credit facility. We made additional borrowings under our credit facility in the second quarter, but we repaid the entire outstanding balance on June 11, 2007. We had no outstanding borrowings under the credit facility as of June 30, 2007.
We also incurred additional interest expense on our convertible notes due 2010 and 2012 which were issued on June 11, 2007. The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year.
Our reported interest expense for the three-month periods ended June 30, 2007 and 2006, respectively, includes amortization of $178,000 and $273,000 of debt issuance costs. Debt issuance costs associated with the 2010 and 2012 convertible notes were $3.8 million for each series, and are being amortized using the straight-line method over the three- and five-year terms of the notes.
We may pay additional interest on our convertible notes due in 2008 under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $24,000 and decreased it by $66,000 for the three months ended June 30, 2007 and 2006, respectively.
We had an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended June 30, 2006 was $273,000. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes due in 2008. As we terminated this swap agreement, we did not incur any expense for the three months ended June 30, 2007 associated with this swap.
Other Income
Other income increased in the three-month period ended June 30, 2007, compared to the same period last year, primarily due to the $160,000 gain on sale of a building by one of our foreign subsidiaries in the second quarter of 2007.

Income Taxes

	Three Months Ended June 30
(in thousands)	2007	2006
Income before income taxes	$14,561	$11,580
Income tax expense	5,220	3,603

Net income	9,341	7,977

Effective tax rate	35.8%	31.1%
Our effective income tax rate for the three months ended June 30, 2007 and 2006 was 35.8% and 31.1%, respectively. The increase in the effective income tax rate year-over-year was primarily due to approximately $0.7 million of taxes incurred in connection with the Company’s restructuring of its European entities and due to the changes in the geographic mix of taxable income attributable to recently acquired businesses.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
Revenues and Gross Margin
For the six-month period ended June 30, 2007, total revenues increased 45% over the prior-year period to $257.8 million. Domestic revenues increased by $61.1 million to $192.7 million and were 75% of total revenues, as compared to 74% of revenues in the six months ended June 30, 2006. International revenues increased $19.5 million to $65.1 million, an increase of 43%.
The Neurosurgical and Orthopedic Implants category grew 28% over the prior year. Sales of our DuraGen® family of products, extremity reconstruction implants, and bone repair products led the revenue growth, offsetting the impact of the recall of the Endura™ products and slow growth in sales of dermal repair products. KMI products contributed $4.7 million of sales in the first two quarters of 2007. The Medical Surgical Equipment category grew 59% over the prior year. Acquired products, surgical instruments, ultrasonic surgical systems, intracranial pressure monitoring and Mayfield cranial stabilization products provided most of the year-over-year growth. Revenues from the Miltex, Radionics, LXU/Luxtec, and Physician Industries and non-Integra distributed products sold through our former Canadian distributor (all acquired since the beginning of the year-ago period) contributed $75.1 million of sales in the first two quarters of 2007.
Gross margin increased by $48.5 million to $156.4 million for the six-month period ended June 30, 2007, from $107.9 million for the same period last year. Gross margin as a percentage of total revenue was 61% for the first two quarters of 2007, compared to 61% in 2006. In the absence of acquisitions, we expect that the faster internal growth of our higher margin implant products will increase their proportion of total product revenues and therefore our consolidated gross margins will increase to reflect that trend. Should we acquire Medical Surgical Equipment businesses or product lines with lower gross margins, as we have from time to time in the past, such acquisitions would have the effect of slowing or reversing the favorable impact on gross margins of the more quickly growing implants products.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Research and development	5%	5%
Selling, general and administrative	40%	39%
Intangible asset amortization	3%	2%
Total other operating expenses	48%	46%
Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $41.9 million, or 52%, to $123.0 million in the first half of 2007, compared to $81.1 million in the same period last year.
Research and development expenses in the first half of 2007 increased by $2.8 million to $12.3 million, compared to $9.5 million in the same period last year. Research and development expenses in 2006 included a charge of $1.6 million for the discontinuation of a development project.
In 2007, we expect our research and development expenses to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the six months ended June 30, 2007 increased by $35.8 million to $104.1 million, compared to $68.3 million in the same period last year. Selling expenses increased by $13.3 million primarily due to the accelerated ramp up in our extremities reconstructive, intensive care unit specialist and spine sales forces and the impact of acquisitions. General and administrative expenses increased $16.9 million in the first half of 2007 compared to the same period last year primarily because of the impact of acquisitions and increases in headcount, compensation, and consulting services charged to corporate operations.
We do not expect substantial further increases in our direct sales and marketing organizations in our direct selling platforms this year, but will continue to increase corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We also have incurred additional expenses in connection with the hiring of consultants to support some corporate staff functions. We expect to continue to incur costs related to these activities in 2007 as we complete these on-going activities.
Amortization expense in the first six months of 2007 increased by $3.3 million to $6.6 million, compared to $3.3 million in the same period last year. The increase was primarily related to intangible assets of Miltex and KMI acquired in 2006, intangible assets of DenLite, LXU and Physician Industries acquired in 2007 and the impact of impairment charges recorded in the second quarter of 2007.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Six Months Ended June 30
	2007	2006
Interest income	$860	$1,618
Interest expense	(6,033)	(3,755)
Other income (expense)	96	(67)
Interest Income
Interest income decreased in the six-month period ended June 30, 2007, compared to the same period last year, primarily due to lower average cash and investment balances. The average balance on our cash and investments was approximately $43 million in the six-month period ended June 30, 2007, compared to approximately $105 million for the same period last year.
Interest Expense
Interest expense increased in the six-month period ended June 30, 2007, compared to the same period last year, primarily due to increases in outstanding borrowings under our $300 million senior secured credit facility. We made net additional borrowings under our credit facility in the six months ended June 30, 2007, but we repaid the entire amount of the outstanding loan on June 11, 2007 following the issuance of $330 million of convertible notes. We had no outstanding borrowings under the credit facility as of June 30, 2007.
We also incurred additional interest expense on our convertible notes due 2010 and 2012, which were issued on June 11, 2007. The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year.
Our reported interest expense for the six-month periods ended June 30, 2007 and 2006 includes $114,000 and $545,000, respectively, of non-cash amortization of debt issuance costs.
In the six months of 2007, the changes in the fair value of the contingent interest obligation associated increased interest expense by $192,000. In the six months ended June 30, 2006, the change in the valuation increased interest expense by $167,000.
Interest expense associated with the interest rate swap for the six months ended June 30, 2006 was $273,000. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes. As we terminated this swap agreement, we did not incur any expense for the six months ended June 30, 2007 associated with this swap.
Other Income
Other income increased in the six-month period ended June 30, 2007, compared to the same period last year, primarily due to the $160,000 gain on sale of a building by one of our foreign subsidiaries in the second quarter of 2007. This gain was partially offset by $108,000 of foreign exchange losses realized in the six months ended June 30, 2007.
Income Taxes

(in thousands)	Six Months Ended June 30,
	2007	2006
Income before income taxes	$28,321	$24,578
Income tax expense	9,905	7,896

Net income	18,416	16,682

Effective tax rate	35.0%	32.1%

Our effective income tax rate for the six months ended June 30, 2007 and 2006 was 35.0% and 32.1%, respectively. The increase in the effective income tax rate year-over-year was primarily due to approximately $0.7 million of taxes incurred in connection with the Company’s restructuring of its European entities and to the changes in the geographic mix of taxable income attributable to recently acquired businesses. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
INTERNATIONAL PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
Three months ended June 30, 2007	$101,664	$23,552	$4,789	$4,762	$134,767
Three months ended June 30, 2006	74,415	19,615	3,198	2,893	100,121

Six months ended June 30, 2007	$192,742	$44,721	$10,589	$9,747	$257,799
Six months ended June 30, 2006	131,653	33,990	5,994	5,619	177,256
For the three months ended June 30, 2007, revenues from customers outside the United States totaled $33.1 million, or 25% of total revenues, of which approximately 71% were to European customers. Foreign exchange positively affected revenues by $1.4 million in the quarter. Revenues from customers outside the United States included $21.5 million of revenues generated in foreign currencies.
In the three months ending June 30, 2006, revenues from customers outside the United States totaled $25.7 million, or 26% of total revenues, of which approximately 76% were from European customers. Revenues from customers outside the United States included $15.9 million of revenues generated in foreign currencies.
For the six months ended June 30, 2007, revenues from customers outside the United States totaled $65.1 million, or 25% of total revenues, of which approximately 69% were to European customers. Revenues from customers outside the United States included $40.4 million of revenues generated in foreign currencies.
In the six months ending June 30, 2006, revenues from customers outside the United States totaled $45.7 million, or 26% of total revenues, of which approximately 75% were from European customers. Revenues from customers outside the United States included $30.6 million of revenues generated in foreign currencies.
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
Because we have operations based in Europe and we generate revenues and incur operating expenses in Euros and British pounds, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. A weakening of the dollar against the Euro and British pound could positively affect future revenues and negatively affect future gross margins and operating margins, while a strengthening of the dollar against the Euro and the British pound could negatively affect future revenues and positively affect future gross margins and operating margins.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
At June 30, 2007, we had cash, cash equivalents and current and non-current investments totaling approximately $120.8 million. Our investments consist almost entirely of highly liquid, interest bearing-debt securities.
Cash Flows
Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We have generated positive operating cash flows on an annual basis, including $71.7 million for the year ended December 31, 2006 and $26.3 million for the six months ended June 30, 2006. Cash flows from operating activities decreased to $21.8 million for the six months ended June 30, 2007, resulting from higher net income and non-cash add-backs, offset by the increased deferred tax benefit and increases in working capital items. The most significant working capital items affecting cash were accounts receivable, which increased as a result of higher overall sales, and inventory, which increased in the second quarter of 2007, due to the start up of manufacturing in Ireland and planned increases to support greater extremity reconstruction and surgical instrument sales anticipated for the second half of 2007.
Cash used in investing activities for the six months ended June 30, 2007, was $46.8 million. The Company closed three acquisitions in this period for a total of $36.1 million.
Cash provided by financing activities was $121.8 million for the six months ended June 30, 2007, consisting primarily of gross proceeds from the issuance of the 2010 and 2012 convertible notes of $330.0 million, sales of the stock purchase warrants of $21.7 million and exercise of stock options of $11.8 million. Partially offsetting these cash inflows were net payments of $100.1 million to pay down the entire amount outstanding under our credit facility, $86.1 million for the repurchase of 1.7 million shares of our common stock, and $46.8 million to purchase call options with respect to our common stock which are designed to mitigate potential dilution from the conversion of the notes and $9.2 million of bond issuance costs.
Working Capital
At June 30, 2007 and December 31, 2006, working capital was $172.0 million and $(52.4) million, respectively. The increase in working capital is primarily related to the net proceeds received from the issuance of convertible notes.
Convertible Debt and Related Hedging Activities
2008 Contingent Convertible Subordinated Notes
We pay interest on our contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. We will also pay contingent interest on the 2008 Notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the 2008 Notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note is convertible. Holders of the 2008 Notes may convert the 2008 Notes under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. During the quarter ended June 30, 2007, our stock price exceeded $37.56, and $36,000 of the 2008 Notes have been converted to common stock or cash.

The 2008 Notes are general, unsecured obligations of Integra and are subordinate to any senior indebtedness. We cannot redeem the 2008 Notes prior to their maturity, and the 2008 Notes holders may compel us to repurchase the 2008 Notes upon a change of control. There are no financial covenants associated with the convertible 2008 Notes.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year.
The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted.
Holders of the Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that Integra repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.
The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2010 notes will rank equal in right of payment to the 2012 notes. The Notes will be the Company’s direct senior unsecured obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.
In connection with the issuance of the Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the call transactions to the Company was approximately $46.8 million. The Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants and the warrant transactions, which involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.
The initial strike price of the call transactions is (i) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (ii) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is (i) for the 2010 Notes, approximately $77.96 per share of Common Stock and (ii) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.

Share Repurchase Plan
In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated its prior repurchase program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be purchased either in the open market or in privately negotiated transactions. As of June 30, 2007, there remained $75 million available for share repurchases under this authorization. The Company did not purchase any shares of our common stock under this repurchase program during the three months ended June 30, 2007.
On May 2, 2007, the Company’s Board of Directors authorized a one-time repurchase of shares of its common stock, in connection with the Notes offering that closed in June 2007, for an aggregate purchase price not to exceed $150 million. Under this authorization, the Company repurchased 1,443,000 outstanding shares in privately negotiated transactions at the closing price of the common stock on June 5, 2007 of $51.97 for approximately $75 million.
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
On August 7, 2007, we announced the signing of a definitive agreement to acquire the outstanding common stock of IsoTis, Inc. (“IsoTis”), subject to certain terms and conditions, including the receipt of FDA approval of the 510(k) for IsoTis’s Accell product. Under the terms of the merger agreement, IsoTis’s shareholders will receive $7.25 in cash for each share of IsoTis’s common stock, which represents total consideration of $51 million, plus debt to be repaid at closing.
Contractual Obligations and Commitments
As of June 30, 2007, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(in millions)
Convertible Securities	$450.0	$120.0	$165.0	$165.0	$—
Interest on Convertible Securities	36.2	11.5	16.9	7.8	—
Employment Agreements	5.5	3.1	2.4	—	—
Operating Leases	20.0	2.7	5.0	2.5	9.8
Purchase Obligations	1.0	1.0	—	—	—
Warranty Obligations	1.3	1.1	0.2	—	—
Pension Contributions	0.3	0.3	—	—	—

Total	$514.3	$139.7	$189.5	$175.3	$9.8

In addition, under other agreements we are required to make payments based on sales levels of certain products. Furthermore, as noted in Note 1 to the Financial Statements, we have identified uncertain tax positions, which, if challenged, could result in additional payments of taxes plus penalties and interest.

The above table does not include contingent interest that we may be obligated to pay on our contingent convertible subordinated notes due in March 2008. See “— Results of Operations — Non-Operating Income and Expenses.”
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed, except for the assessment of uncertain tax positions in accordance with FIN 48.
Recently Adopted Accounting Standard
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Refer to Note 1 to our condensed consolidated financial statements entitled “Basis of Presentation” for further details.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact this provision may have on Integra’s financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. We are evaluating the impact this new standard will have on Integra’s financial position and results of operations.

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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our $300 million senior secured credit facility. At the Company’s option, loans under this facility will bear interest either at a rate equal to LIBOR plus an effective applicable margin or at a base rate, which is defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the rate of interest announced publicly by the Administrative Agent as its “prime rate.” A hypothetical 100 basis point movement in interest rates applicable to this credit facility could increase or decrease interest expense by approximately $3,000,000 on an annual basis. However, we had no borrowings under the credit facility as of June 30, 2007.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2007 because of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Action Plan and Progress to Date
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-Q for the three months ended March 31, 2007, management noted it had identified a material weakness in our internal control over financial reporting with respect to the review and approval of certain account reconciliations, particularly in the areas of accrued liabilities, intercompany, and certain other asset accounts. Turnover in our finance department was a contributor to the material weakness noted. Remediation of this weakness had not yet been completed and, therefore, this material weakness continued to exist as of June 30, 2007.
In response to the material weakness identified as of March 31, 2007, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weakness. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. These actions include an assessment of intercompany accounts and the reconciliation process with the assistance of outside consultants. This was helpful not only in connection with the June 30, 2007 quarterly close, but also identified a number of process improvements which will be implemented in the July monthly close.

We intend to take further actions to remediate the material weakness identified above as existing as of March 31, 2007 and June 30, 2007, including:
•
Recruit additional accounting professionals who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliation and ultimately the financial reporting processes. Additionally, over the next several months as we work on enhancing our internal resources, we will continue to utilize our internal audit group and outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations.

•
Standardize the processes for intercompany transactions to allow for easier accounting and monitoring of such transactions and implement additional procedures to ensure that intercompany invoices are processed and matched on a more timely basis.

•	Improve the financial system capabilities and automate transactions which can be automated.
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.
We will continue to develop new policies and procedures as well as educate and train our financial reporting department regarding our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and will be taking further actions as appropriate. We view this as an ongoing effort to which we will devote significant resources.
We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.
In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen® family of duraplasty products.
The action seeks declaratory relief that Codman’s DURAFORM™ product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from the Company or injunctive relief to prevent the Company from selling the DuraGen® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM™ product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM™, and seeking damages, including treble damages, for past infringement.
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
The case has been tried, appealed, returned to the trial court and further appealed. Most recently, on July 27, 2007 the United States Court of Appeals for the Federal Circuit reversed the judgment of the United States District Court and held that the evidence did not support the jury’s verdict that Merck KGaA infringed on the Company’s patents. We had not recorded any gain in connection with this matter and the decision does not affect any of the Company’s products or development projects.
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
Our international operations subject us to customs, import-export and sanctioned country laws. These laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. These laws also prohibit transactions with certain designated persons. In addition, the United States’ foreign corrupt practices laws could inhibit our ability to transact business in countries where companies that are not subject to those laws compete against the Company and engage in practices that such laws prohibit the Company from engaging in.
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
The Company accrues for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.

ITEM 1A. RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (as modified by the subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2007) have not materially changed other than the modifications to the risks factors as set forth below.
The industry and market segments in which we operate are highly competitive, and we may be unable to compete effectively with other companies.
In general, there is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution services and other resources than we do. Our competitors may be more effective at implementing their technologies to develop commercial products. Our competitors may be able to gain market share by offering lower-cost products or by offering products that enjoy better reimbursement methodologies from third-party payors, such as Medicare, Medicaid and private healthcare insurance.
Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement under Medicare, Medicaid and private healthcare insurance and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors introduced an onlay dural graft matrix during 2004, another large company introduced a duraplasty product in 2006 and others may be preparing to introduce similar products. Competitors have also been developing products to compete with our extremity reconstruction implants. The introduction and market acceptance of such products could reduce the sales, growth in sales and profitability of our duraplasty products.
Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc. in the orthopedic category. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as Aesculap. In addition, we compete with Codman and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2004, we have acquired 13 businesses or product lines at a total cost of approximately $349 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition can result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory or quality controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, legal, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we had $174.5 million of goodwill as of June 30, 2007. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and the Use of Estimates — Goodwill and other Intangible Assets” in our Annual Report on Form 10-K for the year ended December 31, 2006.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of June 30, 2007, we had $183.8 million of other intangible assets.
The value of biotechnology and medical device businesses is often volatile, and the assumptions underlying our estimates made in connection with our assessments under SFAS No. 142 or 144 may change as a result of that volatility or other factors outside of our control and may result in impairment charges. The amount of any such impairment charges under SFAS No. 142 or 144 could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.
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

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate could be too high to justify development. Competitors could develop products that are more effective, achieve more favorable reimbursement status from third-party payors, including Medicare, Medicaid and third-party health insurance, cost less or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid and third-party health insurance, against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements and the pressure on third-party payors and providers to reduce healthcare costs. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.
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
In addition, certain of our surgical instruments have some manufacturing processes performed in Pakistan, which is subject to political instability and unrest, and we purchase a much smaller amount of instruments directly from vendors there. Such instability could interrupt our ability to sell surgical instruments to our customers and could have a material adverse effect on our revenues and earnings. While we are working to develop providers of these services in other countries, we cannot guarantee that we will be completely successful in achieving these relationships. Even if we are successful in establishing these alternative relationships, we cannot guarantee that we will be able to do so at the same level of costs or that we will be able to pass along additional costs to our customers.
In addition, we began implementing an enterprise business system in 2004, which we intend to use in our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and will be implemented in several stages. Currently, we do not have a comprehensive disaster recovery plan for these functions, but we are currently working to implement such a program. We have outsourced our product distribution function in the United States and in Europe. A delay or other problem with the enterprise business system or with our outsourced distribution functions could have a material adverse effect on our operations.
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

•
recently effected local Medicare coverage determinations will eliminate reimbursement for certain of our matrix wound dressing products in certain regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement for these products in other regions and could eliminate reimbursement for other products;

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
Management identified a material weakness in our internal control over the review and approval of certain account reconciliations that existed during the quarter ended March 31, 2007. Remediation of this weakness had not yet been completed, and therefore this material weakness continued to exist as of June 30, 2007.
While we aim to work diligently to ensure a robust accounting system that is devoid of significant deficiencies and material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The accounting method for our convertible debt securities may be subject to change.
In July 2007, the Financial Accounting Standards Board (“FASB”) voted unanimously to reconsider the current accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”), which includes our convertible debt securities. Under a potential FASB proposal for a method of accounting that would be applied retroactively, the debt and equity components of such a security would be bifurcated and accounted for separately in a manner that reflects the issuer’s economic interest cost. While the effect on us of this expected proposal cannot be quantified unless and until the FASB finalizes its guidance, under this proposal, we could recognize higher interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. Therefore, if the expected proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. In addition, any other change that could affect the accounting for convertible securities, including any changes in generally accepted accounting principles in the United States, could have an adverse impact on our reported or future financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities
On June 11, 2007, the Company closed the sale of $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The Company offered and sold the Notes to the initial purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers of the Notes then resold the Notes only to qualified institutional buyers in the United States in reliance upon the exemption from registration provided by Rule 144A under the Securities Act. The Notes pay interest semiannually at a rate of 2.75% and 2.375% per annum for the 2010 Notes and the 2012 Notes, respectively, beginning December 1, 2007. Subject to certain designated events and other conditions, the Notes will be convertible into cash and shares of the Company’s common stock or, at the Company’s irrevocable election, shares of the Company’s common stock, at an initial conversion rate of 15.0917 shares per $1,000 principal amount of 2010 Notes and 15.3935 shares per $1,000 principal amount of 2012 Notes. Net proceeds to the Company in the offering, after deducting discounts, commissions and estimated expenses, were approximately $320.8 million.
Concurrently with the sale of the Notes, we entered into convertible note hedge transactions with respect to our common stock which are designed to mitigate potential dilution from the conversion of the Notes. The initial strike price of the call transactions is (i) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (ii) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The aggregate cost of the convertible note hedge transactions was approximately $46.8 million.
Separately and concurrently with entering into the convertible note hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire our common stock at an initial exercise price of approximately (i) $77.96 for the 2010 Notes and (ii) $90.95 for the 2012 Notes. The aggregate proceeds from the sale of the warrants were approximately $21.7 million.
The Company used approximately $75.0 million of the net proceeds of the offering to repurchase, concurrently with the closing of the offering, approximately 1.4 million outstanding shares of its common stock in privately-negotiated transactions at the closing price of the common stock on June 5, 2007 of $51.97. See Issuer Purchases of Equity Securities below. The remainder of the net proceeds was used to repay amounts outstanding under its bank credit facility and for general corporate purposes.
The Company will file a shelf registration statement covering resales of the shares of the Company’s common stock issuable upon conversion of the Notes.
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of our common stock during the quarter ended June 30, 2007.

				Total Number	Approximate
				of Shares	Dollar Value of
				Purchased as	Shares that May
	Total Number		Average	Part of Publicly	Yet be Purchased
	of Shares		Price Paid	Announced	Under the
Period	Purchased		per Share	Program	Program(1)
April 1, 2007 — April 30, 2007	—		$—	—	$75,000,000
May 1, 2007 — May 31, 2007	—		—	—	$75,000,000
June 1, 2007 — June 30, 2007	1,443,000	(2)	$51.97	—	$75,000,000

Total	1,443,000		$51.97	—	$75,000,000

(1)
In October 2006, the Company’s Board of Directors authorized the repurchase of shares of its common stock for an aggregate purchase price not to exceed $75 million, either at market price or in privately negotiated transactions. The plan was to expire on December 31, 2007. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. Shares may be repurchased either in the open market or in privately negotiated transactions.

(2)
On May 2, 2007, the Company’s Board of Directors authorized a one-time repurchase of shares of its common stock, in connection with the Notes offering that closed in June 2007, for an aggregate purchase price not to exceed $150 million. Under this authorization, the Company repurchased 1,443,000 shares in privately negotiated transactions at the closing price of the common stock on June 5, 2007 of $51.97 for approximately $75 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 17, 2007 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 27,320,211 shares of the Company’s common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:
1. Election of directors to serve until the 2008 Annual Meeting. The following persons were elected. All were management’s nominees for election, and all were serving as directors. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

Nominee	For	Against	Abstain
Thomas J. Baltimore, Jr.	21,615,882	20,138	3,054
Keith Bradley	21,294,337	341,682	3,054
Richard E. Caruso	14,153,871	7,434,430	50,772
Stuart M. Essig	21,404,088	232,879	2,106
Neal Moszkowski	21,612,551	24,153	2,370
Christian S. Schade	21,620,324	15,766	2,984
James M. Sullivan	21,399,086	237,742	2,246
Anne M. VanLent	21,587,811	48,027	3,236
2. Ratification of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year was ratified. The tabulation of votes was as follows:

For	Against	Abstentions
21,623,307	14,107	1,661

ITEM 6. EXHIBITS

4.1	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4.2	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.3	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.4	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.5	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.4) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.6	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.7	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.1	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.2	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.3	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.4	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.5	Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: August 13, 2007	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: August 13, 2007	/s/ Maureen B. Bellantoni
Maureen B. Bellantoni
Executive Vice President and Chief Financial Officer

Exhibits

4.1	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4.2	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.3	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.4	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.5	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.4) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.6	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.7	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.1	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.2	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.3	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.4	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.5	Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith