Form 10-Q
period 2007-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2007-11-09
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company. Yes ☐    No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 5, 2007 was 26,363,053.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TOTAL REVENUE	$135,015	$116,647	$392,814	$293,903

COSTS AND EXPENSES
Cost of product revenues	50,863	47,559	152,248	116,869
Research and development	6,546	10,991	18,845	20,518
Selling, general and administrative	56,241	43,431	160,326	111,770
Intangible asset amortization	3,029	2,852	9,661	6,150

Total costs and expenses	116,679	104,833	341,080	255,307

Operating income	18,336	11,814	51,734	38,596
Interest income	1,518	375	2,378	1,993
Interest expense	(3,863)	(4,362)	(9,896)	(8,117)
Other income (expense), net	(325)	(1,765)	(229)	(1,832)

Income before income taxes	15,666	6,062	43,987	30,640
Income tax expense	5,993	3,468	15,898	11,364

Net income	$9,673	$2,594	$28,089	$19,276

Basic net income per share	$0.36	$0.09	$1.01	$0.65
Diluted net income per share	$0.33	$0.09	$0.94	$0.64
Weighted average common shares outstanding:
Basic	27,202	29,193	27,909	29,457
Diluted	29,314	29,867	29,834	30,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$129,498	$22,697
Accounts receivable, net of allowances of $4,806 and $4,114	92,313	85,018
Inventories, net	126,371	94,387
Deferred tax assets	13,562	10,010
Prepaid expenses and other current assets	18,615	9,649

Total current assets	380,359	221,761

Property, plant, and equipment, net	55,262	42,559
Identifiable intangible assets, net	181,194	179,716
Goodwill	179,260	162,414
Other assets	14,002	7,168

Total assets	$810,077	$613,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Borrowings under senior credit facility	$—	$100,000
Convertible securities	119,962	119,542
Accounts payable, trade	26,928	20,329
Deferred revenue	2,786	4,319
Accrued expenses and other current liabilities	38,509	29,827

Total current liabilities	188,185	274,017

Long-term convertible securities	330,000	508
Deferred tax liabilities	26,828	31,356
Long-term income taxes payable	8,652	5,000
Other liabilities	6,015	6,575

Total liabilities	559,680	317,456

Commitments and contingencies (see Note 13)	—	—

Stockholders’ Equity:
Common stock; $0.01 par value; 60,000 authorized shares; 32,178 and 31,464 issued at September 30, 2007 and December 31, 2006, respectively	322	315
Additional paid-in capital	368,544	367,277
Treasury stock, at cost; 5,854 and 4,147 shares at September 30, 2007 and December 31, 2006, respectively	(231,914)	(145,846)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	22,724	10,045
Minimum pension liability adjustment, net of tax	(2,047)	(1,965)
Retained earnings	92,768	66,336

Total stockholders’ equity	250,397	296,162

Total liabilities and stockholders’ equity	$810,077	$613,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$28,089	$19,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,209	13,181
Deferred income tax (benefit) provision	(5,242)	(7,821)
Amortization of bond issuance costs	822	1,910
(Gain) loss on sale of assets/investments	(163)	1,112
Amortization of discount/premium on investments	—	364
Share-based compensation	10,962	10,499
Excess tax benefits from stock-based compensation arrangements	(794)	(730)
In-process research and development	—	5,600
Other, net	553	200
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	174	(18,373)
Inventories	(17,321)	(527)
Prepaid expenses and other current assets	5,726	(460)
Other non-current assets	704	(114)
Accounts payable	759	4,215
Income taxes payable	(9,833)	(316)
Deferred revenue	(946)	4,776
Other accrued expenses and current liabilities	654	7,781
Deferred tax liabilities	—	10,409
Other non-current liabilities	(920)	(214)

Net cash provided by operating activities	32,433	50,768

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(36,423)	(227,114)
Proceeds from sales/maturities of investments	—	109,872
Purchases of available-for-sale investments	—	(13,074)
Proceeds from sale of assets	403	—
Purchases of property and equipment	(17,245)	(7,236)

Net cash used in investing activities	(53,265)	(137,552)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	75,000	140,000
Repayment of loans and credit facility	(175,122)	(54,463)
Proceeds from issuance of convertible notes	330,000	—
Proceeds from sale of stock purchase warrants	21,662	—
Purchase option hedge on convertible notes	(46,771)	—
Convertible note issuance and other financing costs	(9,830)	—
Proceeds from exercised stock options	16,615	9,155
Excess tax benefits from stock-based compensation arrangements	794	730
Purchases of treasury stock	(86,069)	(31,825)

Net cash provided by financing activities	126,279	63,597

Effect of exchange rate changes on cash and cash equivalents	1,354	620
Net change in cash and cash equivalents	106,801	(22,567)
Cash and cash equivalents at beginning of period	22,697	46,889

Cash and cash equivalents at end of period	$129,498	$24,322

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
In the opinion of management, the September 30, 2007 unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
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
Certain reclassifications have been made to the prior-year financial statements to conform to the current-period presentation.
During the three and nine months ended September 30, 2007, the Company recognized increases to net income of approximately $0.9 million and $0.6 million, respectively, related to prior periods. The Company deemed the amounts immaterial and, therefore, recorded such increases in the respective current periods.
Recently Adopted Accounting Standard
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $2.0 million increase to reserves resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million as of January 1, 2007 and an increase to goodwill of $0.3 million for the portion associated with a tax reserve related to a recent acquisition. Including this “cumulative effect” adjustment, the Company had unrecognized tax reserves of $8.1 million at January 1, 2007, of which $1.1 million related to accrued interest and penalties. In 2007, these unrecognized tax benefits are classified as long-term income taxes payable in the condensed consolidated balance sheet and, if recognized, $3.3 million would affect the Company’s effective tax rate.

For the three months and nine months ended September 30, 2007, the Company accrued no additional amount and $0.2 million, respectively, in unrecognized tax benefits and $0.1 and $0.3 million, respectively, of interest related to its uncertain tax positions, all of which is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2007 the Company had unrecognized tax benefits of $8.6 million accrued in the balance sheet.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal 2003. All significant state and local matters have been concluded through fiscal 2003. All significant foreign matters have been settled through fiscal 2001. The IRS has begun an examination of the tax returns of the Company’s subsidiary in Puerto Rico for fiscal 2004 and 2005. Further, the IRS notified the Company it will examine the U.S. consolidated Federal return for 2005. At this time the Company does not anticipate that any material adjustments will result from this examination. Other than this matter, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.
Recently Issued Accounting Standards and Other Matters
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company expects to adopt this standard beginning in January 2008. The Company is evaluating the impact this new standard will have on its financial position and results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.

2. BUSINESS ACQUISITIONS
Physician Industries
On May 11, 2007, the Company acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, the Company may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business will be combined with the Company’s similar Spinal Specialties products line and the products will be sold under the name Integra Pain Management.
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

Management determined the preliminary fair value of assets acquired during the second quarter 2007. The purchase price allocation was finalized during the third quarter with no changes being recorded. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Physician Industries’ future cash flows.
LXU Healthcare, Inc.
On May 8, 2007, the Company acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU is operated as part of the Company’s surgical instruments business. We received proceeds of $0.4 million from escrow accounts in the third quarter relating to adjustments for working capital and benefit plans, which was accounted for as a reduction in the total purchase price. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec products are manufactured in a 31,000 square foot leased facility located in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic United States. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern United States.

As was the intention at the time of the acquisition, the Company is winding down the Bimeco business, which is not aligned with the Company’s strategy. The Company is integrating the LXU Medical sales force and distributor network with the Jarit sales and distribution organization.
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$7,700
Accounts receivable	4,932
Cash	1,059
Other current assets	810
Property, plant and equipment	1,600

Intangible assets:		Wtd. Avg. Life
Customer relationships	3,100	15 years
Trade name (Luxtec)	4,700	Indefinite
Technology	1,700	5 years
Goodwill	8,146
Other assets	1,448

Total assets acquired	35,195

Accounts payable and other current liabilities	4,906
Other non-current liabilities	224

Total liabilities assumed	5,130

Net assets acquired	$30,065

Management determined the preliminary fair value of assets acquired during the second quarter 2007 with the assistance of a third-party valuation firm. The purchase price allocation was finalized during the third quarter with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from LXU’s future cash flows.
DenLite
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. This transaction was treated as a business combination. DenLite is a lighted mouth mirror used in dental procedures.
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$454
Property, plant and equipment	339

Intangible assets:		Wtd. Avg. Life
Trade name	642	20 years
Customer relationships	450	10 years
Patents	143	5 years
Goodwill	207

Total assets acquired	$2,235

Management determined the preliminary fair value of assets acquired during the first quarter 2007. The purchase price allocation was finalized in the second quarter with no changes being recorded.

Radionics
On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. (“Radionics”) for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the Omni Sight® EXcel image-guided surgery system.
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
Canada Microsurgical
On July 5, 2006, the Company acquired a direct sales force in Canada through the acquisition of the Company’s longstanding distributor; Canada Microsurgical Ltd. (“Canada Microsurgical”). Canada Microsurgical has nine sales representatives. The Company paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing and $0.1 million of transaction-related costs. In addition, the Company paid $0.7 million (0.7 million Canadian dollars) during the third quarter of 2007 and may pay up to an additional 1.4 million Canadian dollars over the next two years, depending on the performance of the business.
KMI
On July 31, 2006, the Company acquired the shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. No such payments were due nor made during 2006 or during the nine months of 2007. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities.
IsoTis — see Note 14 — Subsequent Event.

The following unaudited pro forma financial information summarizes the results of operations for the three months and nine months ended September 30, 2007 and 2006 as if the acquisitions completed by the Company during 2006 and 2007 had been completed as of the beginning of 2006. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect decreased interest income, increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s applicable statutory rates in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the expected results of future combined operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Total Revenue	$135,015	$142,023	$412,572	$364,545

Net income	9,673	945	27,067	17,309

Net income per share:
Basic	$0.36	$0.03	$0.97	$0.59
Diluted	$0.33	$0.03	$0.91	$0.58
The impact of the DenLite acquisition was not material to and, therefore, not included within the above pro forma results. The acquisition of IsoTis closed after September 30, 2007 and, therefore, is not included within the above pro forma results.
3. INVENTORIES
Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$27,336	$20,433
Work-in process	24,352	14,416
Finished goods	93,182	74,324
Less: reserves	(18,499)	(14,786)

	$126,371	$94,387

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2007, were as follows (in thousands):

Balance at December 31, 2006	$162,414
DenLite acquisition	207
Miltex tax-related contingency	1,028
Physician Industries acquisition	1,301
LXU Healthcare acquisition	8,146
Canada Microsurgical earnout payment	682
Foreign currency translation	5,482

Balance at September 30, 2007	$179,260

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This test was performed during the second quarter and resulted in no impairment for any of the periods presented.

The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	September 30, 2007		December 31, 2006
	Average		Accumulated		Accumulated
	Life	Cost	Amortization	Cost	Amortization
Completed technology	12 years	$36,815	$(10,667)	$35,632	$(8,573)
Customer relationships	12 years	72,455	(15,424)	67,872	(10,671)
Trademarks/brand names	Indefinite	36,300	—	31,600	—
Trademarks/brand names	34 years	35,635	(4,820)	35,350	(4,029)
Noncompetition agreements	5 years	6,377	(4,150)	7,151	(4,079)
Supplier relationships	30 years	29,300	(1,351)	29,300	(620)
All other	15 years	1,531	(807)	1,620	(837)

		$218,413	$(37,219)	$208,525	$(28,809)
Accumulated amortization		(37,219)		(28,809)

		$181,194		$179,716

Annual amortization expense is expected to approximate $15.1 million in 2007, $15.1 million in 2008, $13.7 million in 2009, $11.9 million in 2010, and $11.8 million in 2011. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
In October 2006, the Company announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and the closing of our facility in Nantes, France. These activities have been transferred to the sales and marketing headquarters in Lyon, France and payments should be completed in early 2008.
In connection with these restructuring activities, the Company has recorded the following charges during the three and nine months ended September 30, 2007 (in thousands):

Selling
	Cost of	Research and	General and
	Sales	Development	Administrative	Total
Involuntary employee termination costs:
Three months ended September 30, 2007	$—	$—	$—	$—
Nine months ended September 30, 2007	$125	$—	$(386)	$(261)
Below is a reconciliation of the restructuring accrual activity recorded during 2007 (in thousands):

	Employee	Facility
	Termination	Exit
	Costs	Costs	Total
Balance at December 31, 2006	$1,555	$170	$1,725
Additions	298	—	298
Change in estimate	(559)	—	(559)
Payments	(916)	(124)	(1,040)
Acquired through acquisitions	228	201	429
Effects of Foreign Exchange	50	—	50

Balance at September 30, 2007	$656	$247	$903

The Company expects to pay all of the remaining employee termination costs by early 2008.

6. DEBT
2008 Contingent Convertible Subordinated Notes
The Company pays interest on its $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company will also pay contingent interest on the 2008 Notes if, at thirty days prior to maturity, the Company’s common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the 2008 Notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note is convertible. Holders of the 2008 Notes may convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. During the nine months ended September 30, 2007, the Company’s stock price exceeded $37.56 and, therefore, the total amount outstanding under the 2008 Notes has been classified as current. Additionally, as of September 30, 2007, $38,000 of the 2008 Notes have been converted to common stock or cash.
The 2008 Notes are general, unsecured obligations of the Company and are subordinate to any senior indebtedness. The Company cannot redeem the 2008 Notes prior to their maturity, and the 2008 Notes’ holders may compel the Company to repurchase the 2008 Notes upon a change of control. The fair value of the Company’s $120.0 million principal amount 2.5% contingent convertible subordinated notes outstanding at September 30, 2007 was approximately $112.4 million. There are no financial covenants associated with the convertible 2008 Notes.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at September 30, 2007 was approximately $146.7 million and $134.7 million, respectively.
The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of September 30, 2007, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
The initial strike price of the call transactions is (1) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (2) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is (x) for the 2010 Notes, approximately $77.96 per share of Common Stock and (y) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.
Senior Secured Revolving Credit Facility
The Company has a $300 million, five-year, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We had no outstanding borrowings under the credit facility as of September 30, 2007.
We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008.
7. STOCK-BASED COMPENSATION
As of September 30, 2007, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan or the 1996 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The following is a summary of stock option activity for the nine-month period ended September 30, 2007 (shares in thousands):

			Wtd. Avg.
			Remaining	Aggregate
	Stock	Wtd. Avg.	Contractual	Intrinsic
	Options	Ex. Price	Term Years	Value
Outstanding, December 31, 2006	3,438	$29.41
Granted	31	49.33
Exercised	(601)	27.10
Cancelled	(49)	35.11

Outstanding, September 30, 2007	2,819	$30.03	4.3	$41 million

Options exercisable at September 30, 2007	1,920	$27.09	3.6	$52 million

The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $11.7 million and $7.7 million, respectively. The Company granted options of 31,420 shares during the nine months ended September 30, 2007, and the weighted-average per share fair value of stock options granted was $49.33 during the nine months ended September 30, 2007.
As of September 30, 2007, there were approximately $11.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 3.5 years.
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
The Company used the following weighted-average assumptions to calculate the fair value for stock options granted during the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	39%	43%	39%	43%
Risk free interest	4.3 to 5.1%	3.4%	4.3 to 5.1%	3.4%
Expected life of option from grant date	6.1 years	5.4 years	6.1 years	5.4 years
The Company received proceeds of $16.6 million and $9.2 million from stock option exercises for the nine months ended September 30, 2007 and 2006, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following is a summary of awards of restricted stock, performance stock and contract stock for the nine-month period ended September 30, 2007 (shares in thousands):

			Performance Stock and
	Restricted Stock Awards		Contract Stock Awards
		Wtd. Avg.		Wtd. Avg.
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, December 31, 2006	202	$38.08	218	$35.40
Grants	139	45.91	15	45.81
Vested	(18)	35.00	—	—
Cancellations	(33)	40.22	(10)	35.82

Unvested, September 30, 2007	290	$41.90	223	$36.10

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of September 30, 2007, there were approximately $11 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years. The Company granted 139,045 restricted stock awards with a weighted average fair value of $46.14 during the nine months ended September 30, 2007.

The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP was amended in 2005 to eliminate the look-back option and to reduce the discount available to participants to five percent. Accordingly, the ESPP is a non-compensatory plan under Statement of Financial Accounting Standards No. 123(R) — Share-Based Payment, a Revision of FASB Statement 123 (“SFAS 123(R)”).
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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$33	$53	$135	$157
Interest cost	126	142	520	424
Expected return on plan assets	(109)	(124)	(449)	(370)
Recognized net actuarial loss	54	54	223	162

Net periodic benefit cost	$104	$125	$429	$373

The Company made $473,000 and $126,000 of contributions to its defined benefit pension plans for the nine months ended September 30, 2007 and 2006, respectively.
9. TREASURY STOCK
In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated its prior repurchase program. The Company purchased 264,000 shares of its common stock for $11.1 million during the first three months of 2007 under this program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. The Company did not repurchase any shares of its common stock under this program. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized the company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. As of September 30, 2007, there remained $75 million available for share repurchases under this authorization. The Company did not purchase any shares of its common stock under this repurchase program during the three months ended September 30, 2007.

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
10. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$9,673	$2,594	$28,089	$19,276
Foreign currency translation adjustment	8,393	1,312	12,597	7,310
Unrealized holding gains on available-for-sale securities, net of tax	—	522	—	784
Reclassification adjustment for gains (losses) included in net income, net of tax	—	(237)	—	17
Minimum pension liability adjustment, net of tax	—	(55)	—	(149)

Comprehensive income	$18,066	$4,136	$40,686	$27,238

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$9,673	$2,594	$28,089	$19,276
Weighted average common shares outstanding	27,202	29,193	27,909	29,457
Basic net income per share	$0.36	$0.09	$1.01	$0.65

Diluted net income per share:
Net income	$9,673	$2,594	$28,089	$19,276
Add back: Interest expense and other income/(expense) related to convertible notes payable, net of tax	3	—	8	—

Net income available to common stock	$9,676	$2,594	$28,097	$19,276

Weighted average common shares outstanding — Basic	27,202	29,193	27,909	29,457
Effect of dilutive securities:
Stock options and restricted stock	1,027	674	959	705
Shares issuable upon conversion of notes payable	1,085	—	966	—

Weighted average common shares for diluted earnings per share	29,314	29,867	29,834	30,162

Diluted net income per share	$0.33	$0.09	$0.94	$0.64
Options outstanding at September 30, 2007 and 2006 to acquire approximately 0.2 million shares and 1.8 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, because their effects would be anti-dilutive. Options outstanding at September 30, 2007 and 2006 to acquire approximately 0.5 million shares and 1.9 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the nine months ended September 30, 2007 and 2006, respectively, because their effects would be anti-dilutive. The Company excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2006 approximately 3.5 million shares issuable upon conversion of its 2008 convertible notes payable because their effects would be anti-dilutive.

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
The Company presents its revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. The Company’s revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Medical Surgical Equipment and other	$85,873	$73,511	$247,177	$175,125
Neurosurgical and Orthopedic Implants	49,142	43,136	145,637	118,778

Total Revenue	$135,015	$116,647	$392,814	$293,903

Certain of the Company’s products, including the DuraGen® and NeuraGen™ product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 23% of total revenues in each of the three-month periods ended September 30, 2007 and 2006, and 23% and 26% of total revenues in each of the nine-month periods ending September 30, 2007 and 2006, respectively. Accordingly, a widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
Three months ended September 30, 2007	$105,594	$19,460	$4,051	$5,910	$135,015
Three months ended September 30, 2006	88,740	21,165	2,815	3,927	116,647

Nine months ended September 30, 2007	$298,378	$61,155	$14,679	$18,602	$392,814
Nine months ended September 30, 2006	220,393	56,884	8,809	7,817	293,903
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
The case has been tried, appealed, returned to the trial court and further appealed. Most recently, on July 27, 2007, the United States Court of Appeals for the Federal Circuit reversed the judgment of the United States District Court and held that the evidence did not support the jury’s verdict that Merck KGaA infringed on the Company’s patents. In October 2007, the parties entered into a stipulation that concludes the case upon the Company’s payment to Merck of fees relating to certain expenses of Merck. The disposition of this case does not affect any of the Company’s products or development projects.
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
The Company accrues for loss contingencies in accordance with Statement of Financial Accounting Standards No. 5 — Accounting for Contingencies; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.
14. SUBSEQUENT EVENT
The Company announced on October 29, 2007 that it had acquired all of the outstanding common stock of IsoTis, Inc. (“IsoTis”) for $7.25 in cash per share of IsoTis common stock, representing total consideration to IsoTis stockholders of approximately $51 million. The Company also repaid all of IsoTis’ outstanding $12.6 million in debt at closing.

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in subsequent Quarterly Reports on Form 10-Q.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.
GENERAL
Integra is a market-leading, innovative medical device company focused on helping the medical professional enhance the standard of care for patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue. In the United States, our distribution channels include two direct sales organizations (Integra NeuroSciences and Integra Reconstructive Surgery), a network of dealers managed by, and selling in concert with, a direct sales organization (acute and alternate site surgical instruments and lighting) and strategic alliances. Outside of the United States, we sell our products directly through sales representatives in major European markets and through stocking distributors elsewhere. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.
We present revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes collagen matrices that are indicated for the repair of the dura mater, dermal regeneration and engineered wound dressings, implants used in small bone and joint fixation, repair of peripheral nerves, and hydrocephalus management, and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. In general, our implant products tend to have higher internal growth rates than our corporate average, and higher gross margins. Our Medical Surgical Equipment product group includes ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, instrumentation used in general, neurosurgical, spinal and plastic and reconstructive surgery and dental procedures, systems for the measurement of various brain parameters, and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. In general, our Medical Surgical Equipment products have lower internal growth rates than our corporate average, and lower gross margins.
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

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 23% and 26% of total revenues in each of the nine-month periods ended September 30, 2007 and 2006, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.
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
We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we focus on measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to expand on as we leverage our existing infrastructure), and earnings per fully diluted share of common stock.
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three- and nine-month periods ended September 30, 2007 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2006, we have acquired the following businesses:
Radionics
On March 3, 2006, Integra acquired certain assets of the Radionics Division of Tyco Healthcare Group, L.P. (“Radionics”) for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA EXcel™ ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system.
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
Canada Microsurgical
On July 5, 2006, we acquired a direct sales force in Canada through the acquisition of our longstanding distributor; Canada Microsurgical Ltd. (“Canada Microsurgical”). Canada Microsurgical has nine sales representatives. We paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical in cash at closing and $0.1 million of transaction-related costs. In addition, we paid $0.7 million (0.7 million Canadian dollars) this year and may pay up to an additional 1.4 million Canadian dollars over the next two years, depending on the performance of the business.

KMI
On July 31, 2006 we acquired the shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, subject to certain adjustments, including future payments based on the performance of the KMI business after the acquisition. No such payments were due nor made during 2006 or during the nine months of 2007. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities.
DenLite
On January 3, 2007, our Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase, for $2.2 million in cash paid at closing, and approximately $35,000 of acquisition-related expenses in a transaction treated as a business combination. DenLite is a lighted mouth mirror to be used in dental procedures.
LXU Healthcare, Inc.
On May 8, 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. Subsequently, we received proceeds of $0.4 million from escrow accounts in the third quarter relating to adjustments for working capital and benefit plans, which was accounted for as a reduction in the total purchase price. LXU is operated as part of Integra’s surgical instruments business. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec products are manufactured in a 31,000 square foot leased facility located in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic United States. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern United States.
As was the intention at the time of the acquisition, we are winding down the Bimeco business, which is not aligned with our strategy. The LXU Medical sales force and distributor network is being integrated with the Jarit sales and distribution organization.
Physician Industries
On May, 11, 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physicians Industries”) for $4.0 million in cash, subject to certain adjustments and approximately $74,000 of acquisition-related expenses. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business will be combined with our similar Spinal Specialties line and sold under the name Integra Pain Management.
IsoTis — see Note 14 to the unaudited condensed consolidated financial statements.

IMPACT OF RESTRUCTURING ACTIVITIES
In October 2006, we announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and the closing of our facility in Nantes, France. These activities have been transferred to the sales and marketing headquarters in Lyon, France and payments should be completed in early 2008.
In connection with these restructuring activities, we updated our estimate of employee termination costs based on the final settlement of those obligations and reduced our provisions by $0.3 million during the nine months ended September 30, 2007. We recorded net reversals of previously recorded provisions based on the final settlement of those obligations. While we expect to achieve a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities into further expanding our European sales, marketing and distribution organization, and integrating the Radionics, KMI and Newdeal businesses into our existing sales and distribution network.
RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2007 was $9.7 million, or $0.33 per diluted share, as compared with net income of $2.6 million, or $0.09 per diluted share, for the three months ended September 30, 2006.
Net income for the nine months ended September 30, 2007 was $28.1 million, or $0.94 per diluted share, as compared with a net income of $19.3 million, or $0.64 per diluted share, for the nine months ended September 30, 2006.
These amounts include the following charges (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Acquisition-related charges:
Inventory fair market value purchase accounting adjustments	$1,239	$1,399	$2,870	$4,012
Acquired in-process research and development	—	5,600	—	5,600
Charges associated with convertible debt exchange offering	—	1,792	—	1,879
Charges associated with termination of interest rate swap	—	1,425	—	1,425
Employee termination and related costs	130	63	(29)	440
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system, integration and related costs	93	582	778	1,299
Litigation settlements	138	—	138	—
Impairment of inventory and fixed assets related to discontinued development project and product lines			—	1,578
Charges associated with discontinued or withdrawn product lines			1,456	—
Intangible asset impairments			1,014	—
Charges related to restructuring European legal entities			335	—

Total	$1,600	$10,861	$6,562	$16,233

Of these amounts, $4.7 million and $5.4 million were charged to cost of product revenues in the nine-month periods ended September 30, 2007 and 2006, respectively, and $7.2 million was charged to research and development in the three and nine months ended September 30, 2006. The remaining amounts were primarily charged to selling, general and administrative expenses and intangible asset amortization.

Employee termination and related costs for the nine months ended September 30, 2007 reflect the reversal of previously recorded accruals for anticipated terminations due to changes in estimates during the second quarter. Charges associated with discontinued or withdrawn product lines reflect the discontinuation of the Endura line of dural repair products distributed by the Company for Shelhigh, Inc. Intangible asset impairments include termination of various trademarks associated with the Spinal Specialties business as such products will now be re-branded as part of Integra Pain Management, and the impairment of certain other technology and trademarks based on business and operating decisions during the second quarter of 2007.
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
During the three and nine months ended September 30, 2007, the Company recognized increases to net income of $0.9 million and $0.6 million, respectively, related to prior periods. The Company has deemed the amounts immaterial and, therefore, recorded such increases in the respective current periods.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Medical Surgical Equipment and other	$85,873	$73,511	$247,177	$175,125
Neurosurgical and Orthopedic Implants	49,142	43,136	145,637	118,778

Total revenue	135,015	116,647	392,814	293,903
Cost of product revenues	50,863	47,559	152,248	116,869

Gross margin on total revenues	$84,152	$69,088	$240,566	$177,034

Gross margin as a percentage of total revenues	62%	59%	61%	60%
THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues and Gross Margin
For the three-month period ended September 30, 2007, total revenues increased by $18.4 million, or 16%, to $135.0 million from $116.6 million for the same period last year. Domestic revenues increased by $16.9 million to $105.6 million from $88.7 million, or 78% of total revenues, as compared to 76% of revenues in the three months ended September 30, 2006. International revenues increased to $29.4 million from $27.9 million in the prior-year period, an increase of 5%.
The Neurosurgical and Orthopedic Implants category grew 14% over the prior year. Sales of our bone repair products, extremity reconstruction implants, and dermal repair products led the revenue growth. Nerve and tendon repair products, the Newdeal ® family of products and private-label products all experienced strong year-over-year growth in the third quarter. Adverse regional reimbursement decisions tempered sales of our dermal products into the wound-healing indication. KMI products, which are sold into the extremities indication, contributed $2.5 million of sales in the third quarter of 2007.

The Medical Surgical Equipment category grew 17% over the prior year. The majority of the increase was due to acquired products. Revenues from the LXU/Luxtec and Physician Industries and non-Integra distributed products sold through our former Canadian distributor (all acquired during the last twelve months) contributed $13.0 million of sales in the third quarter of 2007, compared to $16.3 million in revenue from products acquired in the prior year for the same period in 2006. The Miltex and Jarit surgical instrument lines and the Mayfield cranial stabilization products led internally generated growth. Growth in these product lines was offset by lower sales of ultrasonic aspirator products in the third quarter of 2007 compared to the prior-year period. Ultrasonic aspirator product sales were unusually high in the third quarter of 2006 because of initial stocking orders from certain foreign distributors which took over distribution from Tyco affiliates.
Included in revenues are royalties of $2.5 million and $7.6 million, respectively, for the three and nine months ended September 30, 2007 and $1.8 million and $5.5 million for the three and nine months ended September 30, 2006.
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
Gross margin increased by $15.1 million to $84.2 million for the three-month period ended September 30, 2007, from $69.1 million for the same period last year. Gross margin as a percentage of total revenue is 62% for the third quarter 2007, compared to 59% in 2006. Cost of goods sold included inventory fair value purchase accounting adjustments from acquisitions of $1.2 million and $1.4 million, respectively, for the three months ended September 30, 2007 and 2006. We also recognized a $1.3 million change in estimate related to consignment inventory and $0.6 million in restructuring and manufacturing transfer and systems integration costs during the third quarter of 2006. All together these charges reduced our gross margin in the third quarter of 2006 by approximately 2 percentage points.
In the absence of acquisitions, we expect that the faster internal growth of our higher margin implant products will increase their proportion of total product revenues and therefore our consolidated gross margins will increase to reflect that trend.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Research and development	5%	9%
Selling, general and administrative	42%	37%
Intangible asset amortization	2%	2%

Total other operating expenses	49%	49%

Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $8.5 million, or 15%, to $65.8 million in the third quarter of 2007, compared to $57.3 million in the third quarter of 2006. Research and development expenses decreased by $4.5 million to $6.5 million in the third quarter of 2007 compared to $11.0 million in the same period last year. Research and development expenses in the third quarter of 2006 included a $5.6 million in-process research and development (“IPR&D”) charge related to the acquisition of KMI. In 2007 there was no IPR&D charge, however we did increase spending on our biomaterial development programs.
In 2007, we continued to direct our research and development expenses toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States.

Selling, general and administrative expenses in the third quarter of 2007 increased by $12.8 million to $56.2 million, or 42% of revenue, compared to $43.4 million, or 37% of revenue, in the same period last year. The increase in selling, general and administrative expense over the prior year was due primarily to substantial increases in the size of our selling organizations, particularly for spine and extremity reconstruction, and higher expenses for corporate staff and consulting. As we gain more leverage from our larger selling organizations, we expect selling, general and administrative expenses to decrease to between 38% and 40% of revenue over the remainder of 2007 and into 2008.
While we expect a slowing in the growth of the spending on our direct sales and marketing organizations in the direct selling platforms, we will continue to increase corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We also have incurred additional expenses in connection with the hiring of consultants to support some corporate staff functions. We expect to continue to incur costs related to these activities in 2007 and 2008 as we complete these on-going projects.
Amortization expense increased by $0.1 million to $3.0 million in the third quarter of 2007 compared to $2.9 million in the same period last year.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Interest income	$1,518	$375
Interest (expense)	(3,863)	(4,362)
Other income (expense)	(325)	(1,765)
Interest Income
Interest income increased in the three-month period ended September 30, 2007, compared to the same period last year, primarily due to higher average cash and investment balances. The average balance on our cash and investments was approximately $130.9 million in the three month period ended September 30, 2007, compared to approximately $36.0 million for the same period last year.
Interest Expense
Interest expense decreased in the three-month period ended September 30, 2007, compared to the same period last year, primarily due to decreases in outstanding borrowings under our $300 million senior secured credit facility, partially offset by interest expense on our convertible notes due 2010 and 2012 which were issued on June 11, 2007. We had no outstanding borrowings under the credit facility as of September 30, 2007.
Our reported interest expense for the three-month periods ended September 30, 2007 and 2006 includes amortization of $0.7 million and $0.2 million of debt issuance costs, respectively. Debt issuance costs associated with the 2010 and 2012 convertible notes were $3.8 million for each series and are being amortized using the straight-line method over the three- and five-year terms of the notes.
We may pay additional interest on our convertible notes due in 2008 under certain conditions. The fair value of this contingent interest obligation is marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $0.3 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.

We had an interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed rate convertible notes. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense. Interest expense associated with the interest rate swap for the three months ended September 30, 2006 was $0.3 million. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes due in 2008 and paid the counterparty approximately $2.2 million consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. Because we terminated this swap agreement, we did not incur any expense for the three months ended September 30, 2007 associated with this swap.
Other Income (Expense)
Other expenses decreased in the three-month period ended September 30, 2007, compared to the same period last year, primarily due to the $1.6 million payment representing the fair market value of the interest rate swap on the termination date and realized losses on the sale of investments in the third quarter of 2006.
Income Taxes

	Three Months Ended
	September 30,
(in thousands)	2007	2006
Income before income taxes	$15,666	$6,062
Income tax expense	5,993	3,468

Net income	9,673	2,594

Effective tax rate	38.3%	57.2%
Our effective income tax rate for the three months ended September 30, 2007 and 2006 was 38.3% and 57.2%, respectively. The third quarter of 2006 included a $5.6 million in-process research and development charge related to the KMI acquisition, which is not deductible for tax purposes. The change in the effective tax rate year-over-year was primarily due to changes in the geographic mix of taxable income offset by the non-deductible IPR&D charge.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues and Gross Margin
For the nine-month period ended September 30, 2007, total revenues increased 34% over the prior-year period to $392.8 million. Domestic revenues increased by $78.0 million to $298.4 million and were 76% of total revenues, as compared to 75% of revenues in the nine months ended September 30, 2006. International revenues increased $20.9 million to $94.4 million, an increase of 28%.
The Neurosurgical and Orthopedic Implants category grew 23% over the prior year. Sales of our DuraGen® family of products, extremity reconstruction implants, and bone repair products led the revenue growth, offsetting the impact of the recall of the Endura™ products and slow growth in sales of dermal repair products. KMI products contributed $7.1 million of sales in the first three quarters of 2007 compared to $1.8 million in the same period last year. The Medical Surgical Equipment category grew 41% over the prior year. Acquired products, surgical instruments, ultrasonic surgical systems, and Mayfield cranial stabilization products provided most of the year-over-year growth.

Gross margin increased by $63.6 million to $240.6 million for the nine-month period ended September 30, 2007, from $177.0 million for the same period last year. Gross margin as a percentage of total revenue was 61% for the first three quarters of 2007, compared to 60% in 2006.
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
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Research and development	5%	7%
Selling, general and administrative	41%	38%
Intangible asset amortization	2%	2%
Total other operating expenses	48%	47%
Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $50.4 million, or 36%, to $188.8 million in the first nine months of 2007, compared to $138.4 million in the same period last year.
Research and development expenses in the first nine months of 2007 decreased by $1.7 million to $18.8 million, compared to $20.5 million in the same period last year. Research and development expenses in 2006 included a $5.6 million in-process research and development charge associated with the KMI acquisition and a charge of $1.6 million for the discontinuation of a development project.
In 2007, we continued to direct our research and development expenses toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the nine months ended September 30, 2007 increased by $48.5 million to $160.3 million, compared to $111.8 million in the same period last year. Selling and marketing expenses increased by $25.0 million primarily due to the accelerated ramp up in our extremities reconstructive, intensive care unit specialist and spine sales forces and the impact of acquisitions. General and administrative expenses increased $23.5 million in the nine months of 2007 compared to the same period last year primarily because of the impact of acquisitions and increases in headcount, compensation, and consulting services charged to corporate operations.
We do not expect substantial further increases in our direct sales and marketing organizations for our direct selling platforms this year, but will continue to increase corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers. We also have incurred additional expenses in connection with the hiring of consultants to support some corporate staff functions. We expect to continue to incur costs related to these activities in 2007 as we complete these on-going projects.
Amortization expense increased by $3.5 million to $9.7 million in the first nine months of 2007 compared to $6.2 million in the same period last year. The increase was primarily related to intangible assets of Miltex and KMI acquired in 2006, intangible assets of DenLite, LXU and Physician Industries acquired in 2007 and the impact of impairment charges recorded in the second quarter of 2007.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Interest income	$2,378	$1,993
Interest (expense)	(9,896)	(8,117)
Other income (expense)	(229)	(1,832)
Interest Income
Interest income increased in the nine-month period ended September 30, 2007, compared to the same period last year, primarily due to higher returns on cash and investments. The average yield on our cash and investments was 5.0% for the nine-month period ended September 30, 2007, compared to approximately 3.1% for the same period last year.
Interest Expense
Interest expense increased in the nine-month period ended September 30, 2007, compared to the same period last year, primarily due to increases in average outstanding borrowings under our $300 million senior secured credit facility. We made net additional borrowings under our credit facility during the nine months ended September 30, 2007, but we repaid the entire amount of the outstanding loan on June 11, 2007 following the issuance of $330 million of convertible notes. We had no outstanding borrowings under the credit facility as of September 30, 2007.
We also incurred additional interest expense on our convertible notes due 2010 and 2012, which were issued on June 11, 2007. The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year.
Our reported interest expense for the nine-month periods ended September 30, 2007 and 2006 includes $1.2 million and $0.6 million, respectively, of non-cash amortization of debt issuance costs.
Changes in the fair value of the contingent interest obligation increased interest expense by $0.5 million and $0.3 million in the nine months ended September 30, 2007 and 2006, respectively. Interest expense associated with the interest rate swap for the nine months ended September 30, 2006 was $0.8 million. On September 27, 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes and paid the counterparty approximately $2.2 million consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. Because we terminated this swap agreement, we did not incur any expense for the nine months ended September 30, 2007 associated with this swap.
Other Income (Expense)
Other expense decreased in the nine-month period ended September 30, 2007, compared to the same period last year, primarily due to $1.6 million payment representing the fair market value of the interest rate swap on the termination date and realized losses on the sale of investments in the third quarter of 2006. This decrease was partially offset by $0.1 million of foreign exchange losses realized in the nine months ended September 30, 2007.

Income Taxes

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Income before income taxes	$43,987	$30,640
Income tax expense	15,898	11,364

Net income	28,089	19,276

Effective tax rate	36.1%	37.1%
Our effective income tax rate for the nine months ended September 30, 2007 and 2006 was 36.1% and 37.1%, respectively. The third quarter of 2006 included a $5.6 million in-process research and development charge associated with the KMI acquisition, which is not deductible for tax purposes. The change in the effective income tax rate year-over-year was primarily due to approximately $0.7 million of taxes incurred in connection with the Company’s restructuring of its European entities, the changes in the geographic mix of taxable income due in part to recently acquired businesses and the non-deductible IPR&D charge in the prior year.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
INTERNATIONAL PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
Three months ended September 30, 2007	$105,594	$19,460	$4,051	$5,910	$135,015
Three months ended September 30, 2006	88,740	21,165	2,815	3,927	116,647

Nine months ended September 30, 2007	$298,378	$61,155	$14,679	$18,602	$392,814
Nine months ended September 30, 2006	220,393	56,884	8,809	7,817	293,903
For the three months ended September 30, 2007, revenues from customers outside the United States totaled $29.4 million, or 22% of total revenues, of which approximately 66% were to European customers. Foreign exchange positively affected revenues by $1.3 million in the quarter. Revenues from customers outside the United States included $17.9 million of revenues generated in foreign currencies.
In the three months ending September 30, 2006, revenues from customers outside the United States totaled $27.9 million, or 24% of total revenues, of which approximately 76% were from European customers. Revenues from customers outside the United States included $22.3 million of revenues generated in foreign currencies.
For the nine months ended September 30, 2007, revenues from customers outside the United States totaled $94.4 million, or 24% of total revenues, of which approximately 65% were to European customers. Revenues from customers outside the United States included $58.9 million of revenues generated in foreign currencies.
In the nine months ending September 30, 2006, revenues from customers outside the United States totaled $73.5 million, or 25% of total revenues, of which approximately 77% were from European customers. Revenues from customers outside the United States included $52.9 million of revenues generated in foreign currencies.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
At September 30, 2007, we had cash, cash equivalents and current and non-current investments totaling approximately $129.5 million. Our investments consist almost entirely of highly liquid, interest bearing-debt securities.
Cash Flows
Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. We generated positive operating cash flows of $50.8 million for the nine months ended September 30, 2006 and $71.7 million for the year ended December 31, 2006. Cash flows from operating activities decreased to $32.4 million for the nine months ended September 30, 2007, due primarily to increases in inventory and income tax payments. Inventory increased for the period ending September 30, 2007 from the year ended December 31, 2006 due to the start up of manufacturing in Ireland and planned increases to support greater extremity reconstruction and surgical instrument sales anticipated for the fourth quarter of 2007. Higher net income and improvement in accounts receivable collections added cash flows to partially reduce these cash outflows.
Cash used in investing activities for the nine months ended September 30, 2007, was $53.3 million. The Company closed three acquisitions for a total of $36.4 million and had capital expenditures of $17.2 million in this period.
Cash provided by financing activities was $126.3 million for the nine months ended September 30, 2007, consisting primarily of gross proceeds from the issuance of the 2010 and 2012 convertible notes of $330.0 million, sales of the stock purchase warrants of $21.7 million and exercise of stock options of $16.6 million. Partially offsetting these cash inflows were net payments of $100.1 million to pay down the entire amount outstanding under our credit facility, $86.1 million for the repurchase of 1.7 million shares of our common stock, $46.8 million to purchase call options with respect to our common stock which are designed to mitigate potential dilution from the conversion of the notes and the payment of $9.2 million of bond issuance costs.
Working Capital
At September 30, 2007 and December 31, 2006, working capital was $192.2 million and $(52.4) million, respectively. The increase in working capital is primarily related to the net proceeds received from the issuance of long-term convertible notes, which increased cash and which was also used to pay down the senior credit facility balance which had been classified as current.

Convertible Debt and Senior Secured Revolving Credit Facility
2008 Contingent Convertible Subordinated Notes
We pay interest on our $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. We will also pay contingent interest on the 2008 Notes if, at thirty days prior to maturity, our common stock price is greater than $37.56. The contingent interest will be payable at maturity for each of the last three years the 2008 Notes remain outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note is convertible. Holders of the 2008 Notes may convert the 2008 Notes under certain circumstances, including when the market price of our common stock on the previous trading day is more than $37.56 per share, based on an initial conversion price of $34.15 per share. During the nine months ended September 30, 2007, our stock price exceeded $37.56, and $38,000 of the 2008 Notes have been converted to common stock or cash.
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
The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of September 30, 2007, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
The initial strike price of the call transactions is (1) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (2) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is (x) for the 2010 Notes, approximately $77.96 per share of Common Stock and (y) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.
Senior Secured Revolving Credit Facility
The Company has a $300 million, five-year, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions and other general corporate purposes. We had no outstanding borrowings under the credit facility as of September 30, 2007.
We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008.
Share Repurchase Plan
On May 17, 2007, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. The Company did not repurchase any shares of its common stock under this program. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized the company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. As of September 30, 2007, there remained $75 million available for share repurchases under this authorization. The Company did not purchase any shares of its common stock under the repurchase program during the three months ended September 30, 2007. See Note 9 to the unaudited condensed consolidated financial statements.
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
Requirements and Capital Resources
We believe that our cash, borrowings under the senior secured revolving credit facility and cash flow from operations are sufficient to finance our operations and capital expenditures in the near term. We make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.

We announced on October 29, 2007 that we had acquired all of the outstanding common stock of IsoTis, Inc. (“IsoTis”) for $7.25 in cash per share of IsoTis common stock, representing total consideration to IsoTis stockholders of approximately $51 million. We also repaid all of IsoTis’ outstanding $12.6 million in debt at closing.
Contractual Obligations and Commitments
As of September 30, 2007, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(in millions)
Convertible Securities	$450.0	$120.0	$165.0	$165.0	$—
Interest on Convertible Securities	36.2	11.5	16.9	7.8	—
Employment Agreements	5.2	2.8	2.4	—
Operating Leases	15.2	2.9	5.3	2.7	4.3
Purchase Obligations	1.0	1.0	—
Warranty Obligations	1.3	1.1	0.2	—	—
Pension Contributions	0.3	0.3	—	—	—

Total	$509.2	$139.6	$189.8	$175.5	$4.3
In addition, under other agreements we are required to make payments based on sales levels of certain products. Furthermore, as noted in Note 1 to the Financial Statements, we have identified uncertain tax positions, which, if challenged, could result in additional payments of taxes plus penalties and interest.
The above table does not include contingent interest that we may be obligated to pay on our contingent convertible subordinated notes due in March 2008. See Note 6 to the unaudited condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact this provision may have on Integra’s financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years after November 15, 2007. We are evaluating the impact this new standard will have on Integra’s financial position and results of operations.

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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our $300 million senior secured credit facility. At the Company’s option, loans under this facility will bear interest either at a rate equal to LIBOR plus an effective applicable margin or at a base rate, which is defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the rate of interest announced publicly by the Administrative Agent as its “prime rate.” A hypothetical 100 basis point movement in interest rates applicable to this credit facility could increase or decrease interest expense by up to approximately $3,000,000 on an annual basis depending on the amount outstanding. However, we had no borrowings under the credit facility as of September 30, 2007.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2007 because of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Action Plan and Progress to Date
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-Q for the three months ended March 31, 2007, management noted it had identified a material weakness in our internal control over financial reporting with respect to the review and approval of certain account reconciliations, particularly in the areas of accrued liabilities, income taxes, intercompany, and certain other asset accounts. Turnover in our finance department was a contributor to the material weakness noted. Remediation of this weakness had not yet been completed and, therefore, this material weakness continued to exist as of September 30, 2007.
In response to the material weakness identified as of March 31, 2007, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weakness. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. These actions include an assessment of intercompany accounts and the reconciliation process with the assistance of outside consultants. This was helpful not only in connection with the September 30, 2007 quarterly close, but also identified a number of process improvements which will be implemented in future monthly and quarterly closes.
We have taken and are taking the following actions to remediate the material weakness identified above as existing as of September 30, 2007:
•
Recruit additional accounting and tax professionals who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliation and ultimately the financial reporting processes. We continue to utilize our internal audit group and outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations.

•
Enforce compliance with and revise the processes for intercompany transactions to allow for easier accounting and monitoring of such transactions and implement additional procedures to ensure that intercompany invoices are processed and matched on a more timely basis.

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
The case has been tried, appealed, returned to the trial court and further appealed. Most recently, on July 27, 2007 the United States Court of Appeals for the Federal Circuit reversed the judgment of the United States District Court and held that the evidence did not support the jury’s verdict that Merck KGaA infringed on the Company’s patents. In October 2007, the parties entered into a stipulation that concludes the case upon the Company’s payment to Merck of fees relating to certain expenses of Merck. The disposition of this case does not affect any of the Company’s products or development projects.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (as modified by the subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007) have not materially changed other than the modifications to the risks factors as set forth below.
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
Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement under Medicare, Medicaid and private healthcare insurance and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors introduced an onlay dural graft matrix during 2004, a large company introduced a duraplasty product in 2006 and others may be preparing to introduce similar products. Competitors have also been developing products to compete with our extremity reconstruction implants. The introduction and market acceptance of such products could reduce the sales, growth in sales and profitability of our duraplasty products.
Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc. in the orthopedic category. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as Aesculap. In addition, we compete with Codman and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. In the orthobiologic market we compete with several of the large orthopedics companies and small to mid-size specialty companies. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
Our future financial results could be adversely impacted by impairments or other charges.
Since we have grown through acquisitions, we had $179.3 million of goodwill as of September 30, 2007. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and the Use of Estimates — Goodwill and other Intangible Assets” in our Annual Report on Form 10-K for the year ended December 31, 2006.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of September 30, 2007, we had $181.2 million of other intangible assets.
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
As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the Food and Drug Administration (the “FDA”) of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters.
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials could adversely impact our ability to compete against alternative products or technologies, which could impact our sales. In addition, for products with an approved Pre-Marketing Approval (PMA), the FDA requires annual reports and may require post-approval surveillance programs to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.
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
Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, our orthobiologics products, acquired in connection with the IsoTis, Inc. transaction, are subject to FDA regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for establishment registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement.

The FDA and foreign regulatory authorities require that our products be manufactured according to rigorous standards. These and future regulatory requirements could significantly increase our production or purchasing costs and could even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA may require a new approval before that process may be used. Failure to develop our manufacturing capability could mean that, even if we were to develop promising new products, we might not be able to produce them profitably, as a result of delays and additional capital investment costs. Manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA. In addition, failure to comply with applicable regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, cessation of operations and civil and criminal penalties.
We are also subject to the regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark Certification. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which a “Notified Body” in Europe reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the European Union, Canada and most other countries outside the United States. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Pharmaceutical Medical Device Agency and the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan.
Lack of market acceptance for our products or market preference for technologies that compete with our products could reduce our revenues and profitability.
We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with the Integra ® Dermal Regeneration Template.
We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, market acceptance of our bone graft substitutes will depend on our ability to demonstrate that our existing bone graft substitutes and technologies are an attractive alternative to existing treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.
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
Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any supply interruption in a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:
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
In addition, our orthobiologics products, acquired in the IsoTis, Inc. transaction, rely on a small number of tissue banks accredited by the American Association of Tissue Banks, or AATB, for the supply of human tissue, a crucial component of our bone graft substitutes. We cannot be certain that these tissue banks will be able to fulfill our requirements, or that we will be able to successfully negotiate with other accredited tissue facilities on satisfactory terms.
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
We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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
In addition, we began implementing an enterprise business system in 2004, which we intend to use in our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and will be implemented in several stages. Currently, we do not have a comprehensive disaster recovery plan for these functions, but we have adopted various alternative solutions to help mitigate the risk, including implementing backup equipment, power and communications. We have outsourced our product distribution function in the United States and in Europe. A delay or other problem with the enterprise business system or with our outsourced distribution functions could have a material adverse effect on our operations.
Regulatory oversight of the medical device industry might affect the manner in which we may sell medical devices.
There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws that are meant to protect against fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment of restructuring of operations. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:
•
government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.
In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from government agencies, and we believe that this trend will continue. For example, proposed legislation would require detailed disclosure of gifts made to health care professionals.
We are subject to regulatory requirements relating to the use of hazardous substances which may impose significant compliance costs on us.
Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. For example, our allograft bone tissue processing in both the United States and Europe may generate waste materials, which in the United State, are classified as medical waste under regulations promulgated by the U.S. Environmental Protection Agency and various state and local environmental regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by the applicable laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.

We had a material weakness in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.
Management identified a material weakness in our internal control over the review and approval of certain account reconciliations that existed during the quarter ended March 31, 2007. Turnover in our finance department was a contributor to the material weakness noted. Remediation of this weakness had not yet been completed, and therefore this material weakness continued to exist as of September 30, 2007.
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
In July 2007, the Financial Accounting Standards Board (“FASB”) voted unanimously to approve the preparation of a FASB Staff Position (“FSP”) on the accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”), which includes our convertible debt securities. As publicly discussed by the FASB to date, the proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted and issued as publicly discussed, this FSP would change the accounting treatment for our 2.5% Contingent Convertible Subordinated Notes due in 2008 and our 2.375% and 2.75% Senior Convertible Notes due in 2010 and 2012, respectively. The impact of this new accounting treatment would be significant and result in an increase to non-cash interest expense beginning in fiscal year 2008 for financial statements covering past and future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our repurchases of our common stock during the quarter ended September 30, 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(1)
July 1, 2007 — July 31, 2007	—	$—	—	$75,000,000
August 1, 2007 — August 31, 2007	—	—	—	$75,000,000
September 1, 2007 — September 30, 2007	—	$—	—	$75,000,000

Total	—	$—	—	$75,000,000

(1)
On May 17, 2007, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in May 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions. See Note 9 to the unaudited condensed consolidated financial statements.

ITEM 6. EXHIBITS

4.1
Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

10.1
Agreement and Plan of Merger, dated as of August 6, 2007, among Integra LifeSciences Holdings Corporation, Ice Mergercorp, Inc and IsoTis, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)

10.2
Separation Agreement, dated as of September 6, 2007, by and among Integra LifeSciences Holdings Corporation and Maureen B. Bellantoni (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2007

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: November 9, 2007	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: November 9, 2007	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Chief Administrative Officer and Acting Chief Financial Officer

Exhibits

4.1
Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

10.1
Agreement and Plan of Merger, dated as of August 6, 2007, among Integra LifeSciences Holdings Corporation, Ice Mergercorp, Inc and IsoTis, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)

10.2
Separation Agreement, dated as of September 6, 2007, by and among Integra LifeSciences Holdings Corporation and Maureen B. Bellantoni (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2007)

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