Form 10-K
period 2007-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2008-05-16
CIK 917520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 0-26224

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF	51-0317849 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

311 ENTERPRISE DRIVE	08536
PLAINSBORO, NEW JERSEY	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(609) 275-0500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $624.8 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock outstanding as of May 13, 2008 was 27,307,058.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

ITEM 1.	BUSINESS

OVERVIEW

The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra, a world leader in regenerative medicine, is dedicated to improving the quality of life for patients through the development, manufacturing and marketing of cost-effective surgical implants and medical instruments. Our products are used to treat millions of patients every year, primarily in neurosurgery, extremity reconstruction, orthopedics and general surgery. Revenues grew to $550.5 million in 2007, an increase of 31.3% from $419.3 million in 2006.

Founded in 1989, Integra has grown to be a leader in applying the principles of biotechnology to medical devices, particularly for neurosurgery and extremity reconstruction, and is one of the largest surgical instrument companies in the United States. In the United States, Integra sells its products for neurosurgery and extremity reconstruction directly to customers and its surgical instruments through a hybrid sales organization consisting of direct representatives, appointed dealers and authorized stocking distributors. Outside the United States, Integra sells its products directly in Canada and major European markets and through stocking distributors elsewhere.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and instruments for surgery, and the leader in the neurosurgery and extremity reconstruction markets. Key elements of our strategy include:

Marketing innovative medical devices in underserved markets.  We develop innovative medical devices for neurosurgery and extremity reconstructive surgery. These are niche markets that larger medical device companies tend not to emphasize as their primary focus.

Investing in sales distribution channels to increase market penetration.  We have built a large neurosurgical sales team of approximately 150 sales professionals in the United States who sell products to operating rooms and intensive care units. We have also built one of the largest direct extremity reconstruction sales forces of approximately 75 sales professionals in the United States. Our European sales force consists of approximately 70 professionals and our Canadian sales force consists of approximately 10 professionals.

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

Acquiring products that fit existing sales channels or establish new sales channels.  We acquire new products and businesses to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. We have completed 15 acquisitions since the beginning of 2004, have demonstrated that we can quickly and profitably integrate new products and businesses and have an active program to evaluate more such opportunities.

Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms and to drive short- and long-term revenue and earnings growth.

OUR BUSINESS

We look at our business in two ways — by sales and distribution channel, and by the type of product. We have five main sales organizations: Integra NeuroSciences, Integra OrthoBiologics, Integra Extremity Reconstruction, Integra Medical Instruments, and Europe. We report our revenue by type of product: Neurosurgical and Orthopedic

Implants, and Medical Surgical Equipment. We sell products from both revenue categories through the Neurosurgery Extremity Reconstruction and European sales channels; the Instruments sales organization sells only Medical Surgical Equipment and the Integra OrthoBiologics sales organization sells only Neurosurgical and Orthopedic Implants.

SALES AND DISTRIBUTION

In the United States, we have four sales organizations. The largest, Integra NeuroSciences, sells products through directly employed sales representatives. Integra OrthoBiologics sells through specialty distributors to surgeons for spinal and large joint procedures. The Extremity Reconstruction organization sells primarily through direct sales representatives, and Integra Medical Instruments sells through a mixed organization consisting of approximately 50 directly employed sales representatives and a group of appointed dealers plus stocking distributors. Outside the United States, we generally sell directly in Canada, the United Kingdom, France, Germany, Benelux, and Switzerland and through distributors in other markets.

Integra NeuroSciences.  Integra NeuroSciences’ direct sales effort in the United States involves more than 150 professionals, including direct sales representatives, sales management and clinical educators who educate and train our salespeople and customers in the use of our products. Direct sales representatives include neurospecialists, who focus on products used in operating rooms and intensive care units, and intensive care unit specialists. Integra NeuroSciences sales representatives call on neurosurgeons, intensivists, other physicians, nurses, hospitals and surgery centers. Outside the United States, we sell neurosurgical devices directly in Canada and major European markets and elsewhere through stocking distributors.

Integra OrthoBiologics.  We acquired IsoTis in October 2007 and formed the Integra OrthoBiologics sales organization, which consists of approximately 22 sales professionals. Integra OrthoBiologics combines the existing Integra spine specialist sales team with the acquired IsoTis sales team and supports a distributor network of more than 45 dealer organizations, which retain over 300 sales representatives who spend time detailing our products. Integra OrthoBiologics sales representatives work in tandem with the distributor groups to deliver a solution of bone regenerative products to spine and orthopedic surgeons. Outside the United States, we sell orthobiologics products through a network of distributors.

Integra Extremity Reconstruction.  Our Extremity Reconstruction sales organization in the United States consists of approximately 75 salespeople, sales managers and clinical educators. Extremity Reconstruction sells medical devices to orthopedic surgeons, podiatric surgeons, trauma and reconstructive surgeons, burn surgeons and other physicians who practice in hospitals and surgery centers. The Extremity Reconstruction team sells both metal implants for internal fixation and joint reconstruction and regenerative biomaterials for the repair of soft tissue, including the skin, peripheral nerves and tendons. Outside the United States, we sell devices for extremity reconstruction directly through sales representatives in Canada and major European markets and elsewhere through stocking distributors.

Integra Medical Instruments.  We are a leader in specialty and general instruments and lighting for surgery. We sell Jarit surgical instruments and Luxtec surgical lighting to hospitals through Integra Surgical, a mixed organization including approximately 50 directly employed sales representatives and a network of distributors. Our Miltex unit sells hand-held surgical and dental instruments in the alternate site market (outpatient surgical clinics, physician offices, podiatry practices, dental offices and veterinary clinics) through a large network of manufacturers’ agents and direct sales efforts.

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

PRODUCTS — OVERVIEW

Integra is a fully integrated medical device company with thousands of products for the medical specialties that we target. Our objective is to develop, or otherwise provide, any product that will improve our service to our customers. These products include implants for neurosurgery, spinal surgery and extremity reconstructive surgery and medical surgical equipment, which includes hand-held instruments, powered instruments, image-guided surgery systems and monitors that measure brain parameters. We distinguish ourselves by emphasizing the importance of the relatively new field of regenerative medicine.

In 2007, approximately 24% of our revenues came from surgical implants derived from our proprietary collagen matrix technology. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and lay down new native “extracellular matrix.” In their interaction with the patient’s body, our collagen matrices inhibit the formation of scar tissue, so in the end the implant disappears and healthy native tissue has taken its place. Because we can apply the basic technology to many different procedures, we sell regenerative medicine products through our Integra NeuroSciences, Extremity Reconstruction and Integra OrthoBiologics organizations, as well as through strategic partners.

NEUROSCIENCES PRODUCT PORTFOLIO

Implants For Neurosurgery And Spine

We offer a wide array of implants for neurosurgery and spine surgery, including a complete set of duraplasty products and biomaterials for spine surgery. Highlights include:

Duraplasty Products.  In the United States, over 225,000 craniotomy procedures are performed each year. Most of these surgeries breach the dura mater, which is the tough, fibrous membrane that surrounds and protects the tissue of the brain and spinal cord. The breach must be repaired, either by suturing it or applying a dural graft to prevent cerebrospinal fluid leaks and facilitate wound healing. Since the introduction of the DuraGen® Dural Graft Matrix in 1999, we have become the market leader in sutureless closure of dural defects in the United States. These products are alternatives to autologous tissue grafts taken from elsewhere in the patient’s body.

In September 2007, we received 510(k) clearance from the United States Food and Drug Administration to market the DuraGen XStm Dural Regeneration Matrix in the United States. The DuraGen XStm graft is the latest generation in our line of duraplasty materials based on Integra’s market leading absorbable collagen matrix technology. It demonstrates our sustained commitment to providing the neurosurgical community with innovative technology and materials for the management of dural defects. DuraGen® Dural Graft Matrix, the first onlay collagen graft for dural repair, was followed by the launch of DuraGen Plus® Dural Regeneration Matrix in 2003. In 2005, we launched the Suturable DuraGentm Dural Regeneration Matrix.

Collagen for Spine.  Over 450,000 patients undergo lumbar surgery in the United States each year. Adhesions — a painful condition that occurs when internal scar tissue causes nerves, organs and other structures to adhere to each other — are a frequent complication of the procedure. Our collagen matrix technology has the potential to inhibit the formation of scar tissue, so we believe it is well-suited to address this problem. Outside the United States, we sell the DuraGen Plus® Adhesion Barrier Matrix as a barrier against the formation of adhesions following spine surgery and for the repair and restoration of the dura mater following spinal and cranial surgery.

In 2007, we continued to make progress in our pivotal multi-center clinical trial, designed to evaluate the safety and effectiveness of DuraGen Plus® Adhesion Barrier Matrix, for use in spinal surgery in the United States, as a barrier against the formation of adhesions following such surgery. If the trial is completed in accordance with our expectations and achieves results acceptable to the FDA (of which there can be no assurance), we expect to file a Premarket Approval application for DuraGen Plus® Adhesion Barrier Matrix with the FDA in 2011 for use as an adhesion barrier in spinal surgery.

Orthobiologics

Degenerative disease of the spine is increasingly prevalent in the aging population. Patients who experience severe pain and who do not respond to conservative therapies may require fusion of one or more vertebrae (spinal fusion). A spinal fusion is successful when the bones grow together biologically and form a solid mass. Surgeons frequently use bone grafts or other materials to aid and promote bone growth to achieve fusion. The use of bone graft substitutes in spinal procedures, excluding recombinant bone morphogenetic proteins, represents an estimated $350 million market. In 2007, an estimated 450,000 spinal fusion procedures were performed in the U.S. Additional opportunity exists in orthopedic reconstructive applications.

We are continuing to develop regenerative medicine products for the spine In February 2007, we launched the first of our new products, the Integra Mozaiktm Osteoconductive Scaffold, combined with bone marrow aspirate, is intended for use as a bone void filler to fill voids or gaps of the skeletal system in the extremities, spine and pelvis not instrinsic to the stability of the bony structure. Integra Mozaik is also indicated for use in the treatment of surgically created osseous defects or osseous defects created from traumatic injury to the bone. Integra Mozaik is sold as a compression resistant strip and as putty, making it useful in a variety of spinal fusion procedures.

In October 2007 we acquired IsoTis, Inc., a well respected leader in regenerative medicine. IsoTis brought to Integra a comprehensive family of orthobiologic products and an established network of distributors focusing on orthopedic surgeons. IsoTis manufactures, markets and sells a range of innovative bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and dental applications. By integrating the IsoTis products with Integra’s own osteoconductive scaffold and integrating the Integra spine specialist sales team into the IsoTis distributor network, one unified selling organization was created, now known as Integra OrthoBiologics. The combined activity strengthens our position as a global leader in orthobiologics. We are now one of the largest companies in the world focused on advanced technology in orthobiologics and have a product portfolio encompassing some of the largest and most trusted orthobiologic brands, such as Integra Mozaiktm Osteoconductive Scaffold, the Accell® family of demineralized bone matrix products, and DynaGraft® II and OrthoBlast® II.

Medical Surgical Equipment For Neurosurgery

Integra NeuroSciences sells a full line of instruments and other equipment for neurosurgery. We have products for each step of cranial procedure and the care of the patient after the operation. Integra’s Medical Surgical Equipment for neurosurgery includes equipment used in the neurosurgery operating room (OR) and neurosurgery intensive care unit (ICU).

At the beginning of a craniotomy procedure, neurosurgeons deploy the market-leading MAYFIELD® line of cranial stabilization equipment to position and secure the patient’s head, an essential precondition to any cranial surgery. Once a patient is positioned properly, the surgeon opens the skull, perhaps assisted by one of our disposable cranial access kits, and cuts through the dura mater. The surgeon can then use our specialty neurosurgery instruments to expose the tumor, perhaps guided to the precise location by a Radionics® OmniSight® EXcel image-guided surgery system, which provides neurosurgeons and orthopedic surgeons with enhanced three-dimensional visualization of critical anatomy and the ability to perform less invasive surgical procedures.

Having located the tumor, the surgeon might then remove it with a CUSA Excel® ultrasonic surgical aspirator, a powered instrument that selectively dissects tissue according to its density. The surgeon can reduce the bleeding at the point of removal with one of our collagen hemostatic agents. After removing the tumor, the surgeon can repair the dura mater with one of our duraplasty products and can fix the skull flap with our line of cranial plates and screws. Certain intracranial brain lesions may not be surgical candidates, and neurosurgeons may use our XKnife® system in the non-invasive treatment of these lesions.

Following a craniotomy, the Neurosurgical ICU monitors a patient’s post-operative condition. We offer the leading products for the monitoring of intracranial pressure (the Camino® ICP monitor) and metabolic activity (LICOX® brain tissue oxygen monitoring system) and equipment for the drainage of excess cerebrospinal fluid (CSF) (the AccuDraintm and Hermetictm External Ventricular Drainage Systems). Our Mobiustm Multi Modality Monitoring System serves as an integrated hub for existing Integra monitoring systems such as the Camino® and

LICOX® systems. The Mobiustm system allows the clinician to monitor the multiple clinical measurements that are critical for the treatment of neurological condition at the bedside.

Our Camino® and LICOX® monitoring systems are also used in the treatment of Traumatic Brain Injury (TBI). TBI is a major public health problem and costs the United States an estimated $56 billion a year. More than 5 million Americans alive today have had a TBI resulting in a permanent need for help in performing daily activities, and TBI survivors are often left with significant cognitive, behavioral, and communicative disabilities. Research has shown that not all brain damage occurs at the moment of impact, but frequently evolves over the ensuing hours and days after the initial injury. The secondary damage may be controlled, in part, by monitoring and managing intracranial pressure and brain tissue oxygen.

EXTREMITY RECONSTRUCTION PRODUCT PORTFOLIO

Extremity reconstruction is a growing area of the orthopedic market. Traditionally, larger orthopedic medical device companies have not focused primarily on this niche market, thus making it attractive to us. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee and the hand, wrist, and arm.

Dermal Regeneration and Engineered Wound Dressings.  Our dermal repair and regeneration products (Integratm Bilayer Matrix Wound Dressing, Integratm Matrix Wound Dressing, and Integra® Dermal Regeneration Template) are used to treat the chronic wounds that can form on the foot, ankle and lower leg, severe burns and scar contractures.

Integra’s matrix wound dressings are indicated for the management of wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-laser surgery, podiatric, and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds is approximately $400 million.

There are currently 18 million people with diabetes in the U.S., 15% of whom sustain one or more diabetic foot ulcers during their lifetime. This population is also 15 times more likely to suffer an amputation due to non-healing diabetic foot ulcers. However, approximately 85% of all amputations are preventable if proper intervention is provided. Approximately 500,000 adults seek treatment for venous leg ulcers (VLUs) annually in the United States.

In December 2007, we received 510(k) clearance from the FDA to market Integratm Flowable Wound Matrix in the United States. Integratm Flowable Wound Matrix is a ground-breaking technology for the treatment of tunneled wounds in diabetic foot and lower extremity ulcers. We modified our clinically proven collagen-glycosaminoglycan matrix, which was originally developed for Integra® Dermal Regeneration Template, into a flowable form to close difficult, irregular wounds. Integra estimates that the market for the flowable product in wounds is $150 million.

Nerve and Tendon.  Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendon. To address these needs, we offer the NeuraGen® Nerve Guide and the NeuraWraptm Nerve Protector for peripheral nerve repair and protection and the TenoGlidetm Tendon Protector Sheet, all of which are based on our regenerative medicine technology platform.

The NeuraGen® Nerve Guide has been used in many procedures, including procedures to repair peripheral nerves in the upper and lower extremities and cranial and facial nerves, as well as procedures for brachial plexus reconstruction. We estimate that the worldwide market for the repair of severed peripheral nerves is approximately $40 million.

The NeuraWraptm Nerve Protector, a collagen nerve repair conduit designed for the treatment of injured, compressed or scarred nerves, provides a protective environment for nerve healing, serving as an interface between damaged nerves and surrounding tissue. We estimate that the worldwide market for the repair of injured, compressed and scarred peripheral nerves is approximately $70 million.

The TenoGlide® Tendon Protector Sheet is used to protect the repair of a tendon. Pre-clinical studies suggest that it may reduce the formation of scar tissue between the tendon and surrounding tissue and may preserve the gliding plane of the tendon. The TenoGlide® Tendon Protector Sheet can be used in numerous procedures, such as the repair of the flexor and extensor tendons of the hand and the repair of the peroneus brevis tendon of the foot.

Bone and Joint Fixation Devices and Instruments.  We offer the extremity reconstruction surgeon a complete set of bone and joint fixation devices for upper and lower extremity reconstruction, including orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. Our products address both the trauma and reconstructive segments of the extremities market, an approximately $600 million market worldwide.

We are a leading developer and manufacturer of specialty implants and instruments specifically designed for foot and ankle surgery. Products include a wide range of implants for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu®-Fix plate system and the HINTEGRAtm total ankle prosthesis. In the reconstruction of lower extremities, our leading brands include Newdeal®, ICOStm, the Bold® Cannulated Compression Screw, the Uni-Clip®, the Advansystm Mid and Hind Foot Plating Systems, the Hallu®-Fix System, the PANTA® Nail, and the Subtalar MBA® Implant System (Maxwell-Brancheau Arthroereisis System), a market leading product that provides a simple and effective means of correcting debilitating flatfoot for both pediatric and adult patients. Customers include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons, of which there are 3,200 and 2,400, respectively, in the United States.

For upper extremity reconstruction, we offer the Universal2tm Total Wrist Implant System, which is recognized as the premier implant for wrist replacement, a procedure that restores the function of the arthritic wrist. Other leading products offered include the Katalysttm Bipolar Radial Head System for elbow reconstruction, Spidertm Limited Wrist Fusion System for intercarpal arthrodesis, Vipertm Distal Radius Plate for fracture fixation, Kompressortm Compression Screw System for small bone fixation, and SafeGuard® Mini Carpal Tunnel Release System for treatment of carpal tunnel syndrome.

In April 2007, we signed an agreement with InteliFUSE, Inc. to distribute its patented shape memory implant and activation system in the U.S. and Canada. The AEONtm Shape Memory Implant, a nitinol “smart” shape memory staple, has an FDA clearance for use in many orthopedic indications, including surgeries for the foot, ankle, hand and wrist, as an alternative to rods, nails, screws and wires. The AEONtm Shape Memory Implant is available in sizes, gauges and designs appropriate to several fixation and fusion indications, and we estimate that it can be used in over 600,000 extremity reconstructive procedures annually.

INSTRUMENTS AND SPECIALTY LIGHTING FOR SURGERY

We are one of the leading surgical instrument companies in the United States, providing more than 30,000 instrument patterns to hospitals, surgery centers, and physician offices under the Jarit, Miltex, and other brands. Our Luxtec line leads the market for specialty surgical lighting systems.

RESEARCH AND DEVELOPMENT STRATEGY

Our research and development activities focus on identifying and evaluating unmet surgical needs and product improvement opportunities to drive the development of innovative solutions and products. We apply our technological and developmental core competencies to develop regenerative products for neurosurgical, reconstructive and spinal applications, neuro-monitoring and CSF management, cranial stabilization and closure, tissue ablation, surgical instruments and extremity small bone and joint fixation. Our activities include both internal product development initiatives and the acquisition of proprietary rights to strategic technological platforms.

Because implants represent a fast-growing, high-margin segment for us, a large portion of our research and development expenditure is allocated to the development of these products. Our regenerative product development portfolio focuses on applying our expertise in biomaterials and collagen matrices to support the development of innovative products targeted at neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, nerve repair, and wound dressing applications. Our focus on technological advancement, product segmentation and differentiation activities will continue to drive our activities in each of these areas. We are committed to investing in, and proving the safety and efficacy of, our regenerative products. Our ongoing execution of the DuraGen Plus® Adhesion Barrier Matrix pivotal multi-center clinical trial in the United States reflects this commitment.

Bolstered by the acquisition of IsoTis, we are building a world-class orthobiologic product development capability that leverages our existing regenerative capabilities with those of IsoTis. The existing IsoTis (now Integra OrthoBiologics) demineralized bone matrix product line will complement our development and successful launch of the Integra Mozaiktm osteoconductive resorbable bone void filler product line. We are pursuing product development synergies and opportunities in both of these areas.

We continue to build and expand the capabilities of our product development team, focused on the development of fixation devices for extremity reconstruction, and have structured a robust product development program that will advance our product offerings. This program includes the development of devices for both the upper and lower extremities.

Our research and development efforts in the medical surgical equipment arena primarily focus on neuromonitoring applications and surgical systems. Our efforts in neuromonitoring remain concentrated on the improvement of our existing advanced neuromonitors and the evaluation of new and innovative technologies that offer significant advancements in monitoring ability. For CSF management, we are developing concepts for the improvement of long-standing product applications and are updating existing products to meet evolving needs. Our industry-leading cranial stabilization product expertise focuses on the advancement of mechanical stabilization techniques and the application of new materials to further the state-of-the-art of cranial stabilization. For tissue ablation, we are developing multi-technology based tissue ablation modalities to offer a broad array of products. Finally, we have an ongoing program of identifying, developing and commercializing powered and hand-held surgical instruments. Development of new hand-held instruments, however, does not result in significant research and development expenditures.

We spent $12.0 million, $25.7 million and $30.7 million in 2005, 2006 and 2007 respectively, on research and development activities. The 2005 amount includes $0.5 million in-process research and development charges recorded in connection with acquisitions. The 2006 amount includes a $5.9 million in-process research and development charge recorded in connection with the KMI acquisition. The 2007 amount includes $4.6 million in-process research and development charges recorded in connection with the IsoTis acquisition. Increases in research and development expenditures will accelerate the development of new devices for neurosurgery, extremity reconstruction and orthobiologics. In addition to internal research and development activities, we may continue to acquire businesses that include research and development programs, which could result in additional in-process research and development charges until the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 on January 1, 2009, after which in-process research and development expenditures will be booked as a capitalized asset.

COMPETITION

Our largest competitors in the neurosurgery markets are the Medtronic Neurologic Technologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery.

Our competition in extremity reconstruction includes the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive surgery products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc., and other companies in the orthopedic category.

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

The competitors in our newly launched orthobiologics business include such well established companies as Medtronic, Synthes and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita.

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

GOVERNMENT REGULATION

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters. We believe that we are in substantial compliance with these governmental regulations.

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the FFDCA), an approved Premarket Approval (PMA) application (or supplemental PMA application) or an approved Product Development Protocol. Obtaining these approvals and clearances can take up to several years and involves preclinical studies and clinical testing. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption from the FDA. FDA rules may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to provide notices to the FDA, maintain certain records relating to exports and make these records available to the FDA for inspection, if required.

Human Cells, Tissues and Cellular and Tissue-Based Products

Integra, through the acquisition of IsoTis, manufactures medical devices derived from human tissue (demineralized bone tissue).

The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea.

Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FFDCA. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.

Section 361 of the Public Health Service Act, or PHSA, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361’’ HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA; screening and testing for tissue donor eligibility; Good Tissue Practice when processing, storing, labeling, and distribution HCT/Ps, including required labeling information; stringent record keeping; and adverse event reporting.

Some states have their own tissue banking regulation. We are licensed or have permits for tissue banking in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks (AATB). The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an AATB-accredited tissue establishment.

National Organ Transplant Act.  Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (NOTA), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.

Postmarket Requirements.  After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA’s general prohibition against promoting products for unapproved or ’off-label’ uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FFDCA.

We are also required to register with the FDA as a Medical Device manufacturer. As such, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the Department of Justice.

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation, and data on the product, which a “Notified Body” in Europe reviews. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the protection requirements established by each CE marking directive) audits our facilities annually to verify our compliance with these standards. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan became law. Australia, China and other countries have issued new regulations on the approval and registration process for Medical Devices with which we must comply with in order to sell our products in those countries.

Our products that contain human derived tissue, including those containing DBM, are not medical devices as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.

Certain countries, as well as the European Union, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors — Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.”

We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Item 1A. Risk Factors — Regulatory Oversight Of The Medical Device Industry Might Affect The Manner In Which We May Sell Medical Devices.”

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

Third-Party Reimbursement.  Healthcare providers that purchase medical devices generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payers. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payers may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in coverage or reimbursement by third-party payers as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenue.

PATENTS AND INTELLECTUAL PROPERTY

We seek patent protection for our key technology, products and product improvements, both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages as it relates to our existing product lines. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements also provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

AccuDraintm, Accell®, Bold®, Camino®, CRW®, CUSA®, CUSA Excel®, DenLite®, Dissectron®, DuraGen®, DuraGen Plus®, Hallu®-Fix, HINTEGRAtm, ICOStm, Integra®, Integra Dermal Regeneration Template®, Integra LifeSciences Corporation®, Integra Mozaiktm, Integra NeuroSciences®, Jarit®, LICOX®, Luxtec®, Miltex®, Mobiustm, NeuraGen®, NeuraWraptm, Newdeal®, OmniSight®, Radionics®, Selector®, Subtalar MBA®, TenoGlide®, Uni-Clip® and XKnife® are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES

At December 31, 2007, we had approximately 2,500 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France, none of our employees is subject to a collective bargaining agreement.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about our geographical areas is set forth in our financial statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — International Revenues and Operations” and Note 15, Segment and Geographic Information, to our Consolidated Financial Statements.

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

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a case of bovine spongiform encephalopathy, or from the United States. We are also qualifying sources of collagen from other countries that are considered BSE-

free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE.

SEASONALITY

Revenues during our second and fourth quarters tend to be stronger than the first and third quarters. This is because many hospitals increase their purchases of our products during the second and fourth quarters, which coincides with the end of their budget cycles.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.Integra-LS.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission’s Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

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

Risks Related to Our Business

Our operating results may fluctuate.

Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the second and fourth quarters to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field corrections or recalls;

•	increases in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture our products efficiently;

•	the timing of our research and development expenditures; and

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers.

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid and private healthcare insurance and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, two of our largest competitors introduced an onlay dural graft matrix during 2004, a large company introduced a duraplasty product in 2006 and others may introduce similar products. The introduction and market acceptance of such products could reduce the sales, growth in sales and profitability of our duraplasty products. Competitors have also been developing products to compete with our extremity reconstruction implants, neuro critical care monitors and ultrasonic tissue ablation devices, among others.

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the orthopedic category. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as Aesculap. In addition, we compete with Codman and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. The competitors in our newly launched orthobiologics business include such well established companies as Medtronic, Synthes and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2004, we have acquired 15 businesses or product lines at a total cost of approximately $429 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition can result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory or quality controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, legal, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.

Our future financial results could be adversely affected by impairments or other charges.

Since we have grown through acquisitions, we had $207.4 million of goodwill and $31.6 million of indefinite-lived intangible assets as of December 31, 2007. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and the Use of Estimates — Goodwill and other Intangible Assets” of this report.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2007, we had $164.2 million of other intangible assets.

The value of biotechnology and medical device businesses is often volatile, and the assumptions underlying our estimates made in connection with our assessments under SFAS No. 142 or 144 may change as a result of that volatility or other factors outside our control and may result in impairment charges. The amount of any such impairment charges under SFAS No. 142 or 144 could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.

To market our products under development we will first need to obtain regulatory approval. Further, if we fail to comply with the extensive governmental regulations that affect our business, we could be subject to penalties and could be precluded from marketing our products.

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and the Center for Medicare Services (CMS) of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters. We are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics which affect many of our products. As a result, we are implementing additional procedures, controls and tracking and reporting processes, as well as paying additional permit and license fees, where required.

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials could adversely impact our ability to compete against alternative products or technologies, which could impact our sales. In addition, for products with an approved Pre-Market Approval (PMA), the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product.

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

Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, our orthobiologics products, acquired in connection with the IsoTis transaction, are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for establishment registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks, or the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.

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

Our products that contain human derived tissue, including those containing DBM, are not medical devices as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable.

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

We take great care to provide that our products are safe and free of agents that can cause disease. In particular, we are qualifying sources of collagen from countries outside the United States that are considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred and the European Union has requested that our dural replacement products be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. In addition, Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan requires that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the United States and New Zealand. We received approval in Japan for the use of New Zealand-sourced tendon in the manufacturing of our products sold in Japan. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or dermal repair products in Japan.

Certain of our products are derived from human tissue and are subject to additional regulations and requirements.

Through the acquisition of IsoTis, we manufacture medical devices derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea.

Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the Federal Food, Drug and Cosmetic Act, or the FFDC Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.

Section 361 of the Public Health Service Act, or PHSA, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to: registering facilities and listing products with FDA; screening and testing for tissue donor eligibility; Good Tissue Practice, or GTP, when processing, storing, labeling, and distribution HCT/Ps, including required labeling information; stringent record keeping; and adverse event reporting.

Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks, or the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.

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

To compete effectively, we depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. However, our patents may not provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications usually takes approximately three years.

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

Currently we are in the process of renegotiating an agreement with our licensor covering the licensing of certain technology related to bone demineralization. There is no assurance that we that we will be able to renew the agreement, which terminates in August 2008.

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

To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or interference proceedings, against or by third parties. For example, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in May 2006 seeking declaratory relief that its DURAFORM® product does not infringe our patent covering our duraplasty products and that our patent is invalid and unenforceable. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time-consuming and could divert management attention and resources away from our business. In addition, in response to our claims against other parties, those parties could assert counterclaims against us.

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

In addition, our orthobiologics products, acquired in the IsoTis transaction, rely on a small number of tissue banks accredited by the American Association of Tissue Banks, or AATB, for the supply of human tissue, a crucial component of our bone graft substitutes. We cannot be certain that these tissue banks will be able to fulfill our requirements, or that we will be able to successfully negotiate with other accredited tissue facilities on satisfactory terms.

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

In addition, certain of our surgical instruments have some manufacturing processes performed in Pakistan, which is subject to political instability and unrest, and we purchase a much smaller amount of instruments directly from vendors there. Such instability could interrupt our ability to sell surgical instruments to our customers and could have a material adverse effect on our revenues and earnings. While we have developed a relationship with an alternative provider of these services in another country, and continue to work to develop other providers in other countries, we cannot guarantee that we will be completely successful in achieving all of these relationships. Even if we are successful in establishing all of these alternative relationships, we cannot guarantee that we will be able to do so at the same level of costs or that we will be able to pass along additional costs to our customers.

In addition, we continue to implement and use an enterprise business system in our facilities. This system, the hosting and maintenance of which we outsource, replaces several systems on which we previously relied and is being implemented in several stages. Currently, we do not have a comprehensive disaster recovery plan for these functions, but we have adopted various alternative solutions to help mitigate the risk, including implementing backup equipment, power and communications. We have outsourced a substantial portion of our product distribution function in the United States and in Europe. A delay or other problem with the enterprise business system or with our outsourced distribution functions could have a material adverse effect on our operations.

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

Since we have operations based outside the United States and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos and Japanese yen, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses.

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

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•	major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products;

•	recently effected local Medicare coverage determinations will eliminate reimbursement for certain of our matrix wound dressing products in most regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement for these products in other regions and could eliminate reimbursement for other products;

•	potential legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

•	there is economic pressure to contain healthcare costs in domestic and international markets;

•	there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;

•	proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, proposed federal legislation would require detailed disclosure of gifts made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight over some major device companies regarding the retention of healthcare professionals as consultants has affected and may continue to affect the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and are providing training on these policies.

Our private-label business depends significantly on key relationships with third parties, which we could be unable to establish and maintain.

Our private-label business depends in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. Our most important alliance is our agreement with the Wyeth BioPharma division of Wyeth for the development of collagen matrices to be used in conjunction with Wyeth BioPharma’s recombinant bone protein, a protein that stimulates the growth of bone in humans. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the products that we supply. Termination of any of our alliances would require us to develop other means to distribute the affected products and could adversely affect our expectations for the growth of private-label products.

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

We are subject to requirements relating to hazardous materials which may impose significant compliance or other costs on us.

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities at which hazardous materials have been used in the past. Finally, we have acquired various companies that historically have used certain hazardous materials and that have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental Laws”). For example, our allograft bone tissue processing in both the United States and Europe may generate waste materials, which in the United States, are classified as medical waste under Environmental Laws. Although we believe that our procedures for handling and disposing of hazardous materials comply with the Environmental Laws, the Environmental Laws may be amended in ways that increase our cost of compliance, perhaps materially. Furthermore, the risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident, or contamination we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.

The loss of key personnel could harm our business.

We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance on Mr. Essig and two other members of management.

We have material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.

Management identified material weaknesses in our internal controls over financial reporting related to (1) the complement of its personnel; (2) the accounts reconciliation; (3) the intercompany transactions; (4) the income tax accounts; and (5) the configuration, segregation of duties and access to key financial reporting applications. Remediation of these weaknesses had not yet been completed, and therefore these material weaknesses continued to exist as of December 31, 2007. As a result of these material weaknesses, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2007 (this “Annual Report”) on a timely basis. In response to the material weaknesses identified, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weaknesses.

While we aim to work diligently to ensure a robust accounting system that is devoid of significant deficiencies and material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See Item 9A Controls and Procedures for a further discussion of our assessment of our internal controls over financial reporting.

The accounting method for our convertible debt securities will change.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”), which affects our convertible debt securities. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. FSP APB 14-1 will change the accounting treatment for our 2.75% and 2.375% Senior Convertible Notes due in 2010 and 2012, respectively. The impact of this new accounting treatment may be significant and may result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from The NASDAQ Global Select Market which could adversely affect the liquidity of our common stock and the market price of our common stock could decline.

On March 18, 2008, we received a notice from the staff of The NASDAQ Global Select Market (“NASDAQ”) stating that the Company is not in compliance with Marketplace Rule 4310(c)(14) because it had not filed this Annual Report on a timely basis. We expect to receive an additional letter of similar substance from NASDAQ related to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Due to such noncompliance, the Company’s common stock may be subject to potential delisting from NASDAQ. We requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements, which was held on April 24, 2008. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. However, there is no guarantee that we will be able to delay or prevent the delisting of our common stock by NASDAQ.

In addition, for continued listing of our common stock on NASDAQ, we are required to, among other things, maintain certain minimum thresholds with regard to stockholders’ equity and minimum closing bid prices. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on NASDAQ. There can be no assurance that we will continue to meet all requirements for continued listing on NASDAQ.

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations, our ability to attract and retain customers, and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

As a result of our disclosed material weaknesses in internal controls and the related delay in filing this Annual Report, we obtained certain waivers in connection with the delivery of financial statements and related matters under financing arrangements for our bank debt. We may require additional waivers in the future, and failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

We obtained certain waivers for the delivery of financial statements and related matters under our credit facility as a result of our disclosed material weaknesses in internal controls and the related delay in filing this Annual Report. The waivers extended the deadline for the delivery of the annual financial statements contained in this Annual Report. Additionally, our most recent waiver extended the deadline for delivery of our unaudited financial statements for the quarter ended March 31, 2008 (the “Q1 Financial Statements”) through May 31, 2008. We may not be able to deliver the Q1 Financial Statements within the required delivery period, and therefore, we may seek additional waivers or extensions under our credit facility. There can be no assurance that we will be able to obtain such waivers or extensions.

The lenders also waived until May 16, 2008 the effect of a cross-default provision under the credit agreement triggered by our inability to deliver this Annual Report by the due date provided in the indentures, each dated as of June 11, 2007 (collectively, the “Indentures”), between the Company and Wells Fargo Bank, N.A., as trustee, with respect to our senior convertible notes due 2010 and 2012. In addition, if we have not delivered the Q1 Financial Statements by May 27, 2008, we expect to receive a notice of default from Wells Fargo for failure to deliver such Q1 Financial Statements within the time period required by the Indentures. Receipt of such notice will constitute a default under the credit facility. Under the credit facility we have a 30-day time period to cure such default. If we do not cure such default or obtain necessary waivers within the required time period or certain extended time periods, the maturity of all or some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted.

In addition, we obtained a waiver regarding certain representations and warranties in the credit agreement relating to the material weaknesses in our internal controls. This waiver is in effect through November 15, 2008. We may not be able to comply with such representations and warranties by November 15, 2008 and, as a result, may need to seek additional waivers under the credit agreement.

Under our credit facility, the lenders have the right to notify us if they believe we have breached a representation, warranty or covenant under the operative debt instruments and may declare a default as a result. If additional notices of default were to be given, we believe we would have various periods in which to cure such defaults or obtain necessary extensions. If we do not cure any defaults or obtain necessary extensions within the required time periods or certain extended time periods, the maturity of all or some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our bank loan agreements could trigger cross-default provisions under those and other debt arrangements. There can be no assurance that any additional extensions will be received on a timely basis, if at all, or that any extensions obtained, including the extensions we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such extensions or other waivers could have a material adverse effect on our business, liquidity and financial condition.

Our failure to deliver periodic reports to the trustee under the indentures governing our 2.75% senior convertible notes due 2010 and our 2.375% senior convertible notes due 2012 within the periods specified in the indentures could result in an event of default under the indentures, which could result in acceleration of the notes.

On June 11, 2007, we issued $165 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of our 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). On March 19, 2008 and April 9, 2008, we received notices of default from the trustee related to the failure to timely provide the trustee with a copy of this Annual Report. If the default under the indentures is not cured by May 18, 2008 (60 days from the date of the earlier notice of default), then, no later than May 18, 2008, we may elect to pay additional interest (as the sole remedy for such default) which will begin to accrue on May 18, 2008 until the earlier of (i) the date on which such default under the indentures is cured and (ii) 120 days from May 18, 2008. The additional interest will accrue at an annualized rate of 0.25% of the outstanding principal amount of the Notes from the 1st to the 60th day following such election and then at an annualized rate of 0.50% of the outstanding principal amount of the Notes from the 61st to the 120th day following such election. If this default is not cured by this time, the trustee may declare an event of default under the indentures, which may result in acceleration of the principal amount and accrued and unpaid interest under the Notes, as well as any accrued and unpaid additional amounts owed.

The acceleration of our debt obligations, along with the costs of becoming current with our periodic reports could adversely affect our cash and cash flow from operations. If our debt obligations are accelerated, there can be no assurance that we will be able to obtain alternative funding on commercially reasonable terms, or at all. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse results of operations or to fund capital expenditures or increased working capital requirements would be significantly reduced.

Certain consequences of the late filing of this Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, under the federal securities laws may adversely affect our ability to raise capital.

Our failure to timely file this Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, may adversely affect our ability to access the capital markets. We are ineligible to use a “short-form” registration statement, which allows us to incorporate by reference future reports on Form 10-K, Form 10-Q and other SEC reports into our registration statements, until we have filed all of our periodic reports with the SEC in a timely manner for a period of twelve consecutive months. Additionally, we no longer qualify as a “well-known seasoned issuer” which previously enabled us to, among other things, file shelf registration statements and have them declared effectively immediately by the SEC without risk of SEC review. As a result, any attempt by us to access the capital markets while we are unable to use a short-form registration statement could be more expensive or subject to delays.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in New Jersey, Massachusetts, Ohio, California, Pennsylvania, Puerto Rico, United Kingdom, Ireland, France and Mexico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, New York, Ohio, Pennsylvania and Belgium. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We lease all of our facilities other than our facilities in Ohio, Pennsylvania, United Kingdom, and Biot, France, which we own.

Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to assure compliance with Quality System regulations. We believe that our manufacturing facilities are in substantial compliance with Quality System regulations, suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. Some capacity of the plants is being converted, with any needed modification, to meet the current and projected requirements of existing and future products.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of those are described below.

In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the ‘‘‘895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen® family of duraplasty products.

The action seeks declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from the Company or injunctive relief to prevent the Company from selling the DuraGen® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM® product infringes the ’895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM®, and seeking damages, including treble damages, for past infringement.

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

The case has been tried, appealed, returned to the trial court and further appealed. Most recently, on July 27, 2007 the United States Court of Appeals for the Federal Circuit reversed the judgment of the United States District Court and held that the evidence did not support the jury’s verdict that Merck KGaA infringed on the Company’s patents. In October 2007, the parties entered into a stipulation that concluded the case after the Company’s payment to Merck of fees relating to certain expenses of Merck. The disposition of this case does not affect any of the Company’s products or development projects.

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

Market Information, Holders and Dividends

Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2007		2006
	High	Low	High	Low

Fourth Quarter	$49.74	$39.44	$43.57	$36.36
Third Quarter	$51.46	$46.08	$39.51	$34.56
Second Quarter	$52.85	$44.99	$42.90	$36.27
First Quarter	$46.08	$40.15	$41.72	$35.00

We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Requirements and Capital Resources.” Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition and other factors deemed relevant by the Board of Directors.

The number of stockholders of record as of May 13, 2008 was approximately 840, which includes stockholders whose shares were held in nominee name.

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

In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated its prior repurchase program. The Company purchased 920,605 and 264,000 shares of its common stock for $38.2 million and $11.1 million, respectively, during the three months ended December 31, 2006 and the first three months of 2007 under this program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. The Company did not repurchase any shares of its common stock under this program. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. As of December 31, 2007, there remained $54.5 million available for share repurchases under this authorization. The Company purchased 500,000 shares of its common stock under this repurchase program during the three months ended December 31, 2007.

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

The following table summarizes our repurchases of our common stock during the quarter ended December 31, 2007 under the repurchase program authorized on October 30, 2007:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
	Purchased	per Share	Program	Program

October 1, 2007 — October 31, 2007	—	—	—	$75,000,000
November 1, 2007 — November 30, 2007	374,248	$41.14	374,248	59,605,204
December 1, 2007 — December 31, 2007	125,752	40.33	125,752	54,533,276

Total	500,000	$40.93	500,000	$54,533,276

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Operating Results:
Total revenues, net(1)	$550,459	$419,297	$277,935	$229,825	$185,599
Costs and expenses(2)	483,171	360,553	221,830	205,046	145,952

Operating income	67,288	58,744	56,105	24,779	39,647
Interest income (expense), net	(10,197)	(8,426)	(265)	555	471
Other income (expense), net(3)	2,971	(2,010)	(739)	2,674	3,071

Income before income taxes	60,062	48,308	55,101	28,008	43,189
Provision for income taxes	26,591	18,901	17,907	10,811	16,328

Net income	$33,471	$29,407	$37,194	$17,197	$26,861

Diluted net income per share	$1.13	$0.97	$1.15	$0.55	$0.86
Weighted average shares outstanding	29,578	32,747	34,565	31,102	33,104

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Financial Position:
Cash, cash equivalents, and marketable securities(4)	$57,339	$22,697	$143,384	$195,982	$206,743
Total assets	818,012	613,618	448,432	456,713	412,526
Long-term debt(4)	330,000	508	118,378	118,900	119,427
Retained earnings / (accumulated deficit)	98,175	66,336	36,929	(265)	(17,462)
Stockholders’ equity	260,429	296,162	289,818	307,823	268,530

(1)	In 2003, we recorded $11.0 million of other revenue related to the acceleration of the recognition of unused minimum purchase payments and deferred license fee revenue from ETHICON, Inc., a division of Johnson & Johnson, following the termination of the supply distribution and collaboration agreement with ETHICON in December 2003.

(2)	In 2004, we recorded $23.9 million in share-based compensation charges incurred in connection with the extension of the employment agreement of our President and Chief Executive Officer.

(3)	In 2004, we recorded a $1.4 million gain in other income related to an unrealized gain on a foreign currency collar which was used to reduce our exposure to fluctuations in the exchange rate between the euro and the US dollar as a result of our commitment to acquire Newdeal Technologies SAS for 38.5 million euros. The collar contract expired on January 3, 2005, concurrent with our acquisition of Newdeal Technologies. In 2003, we recorded a $2.0 million gain in other income (expense) associated with a termination payment received from ETHICON.

(4)	In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. In 2006, we exchanged $119.5 million of these notes for the equivalent amount of new notes. Because the closing price of our stock at the issuance date was higher than the market price trigger of the new notes, the new notes were classified as a current liability. In

March 2008, these notes matured and we repaid the principal amount in cash and issued 768,000 shares of our common stock.

In 2006, all marketable securities were liquidated.

In 2007, we issued $165 million of 2.75% senior convertible notes due 2010 and $165 million of 2.375% senior convertible notes due 2012. We expect to satisfy any conversion of the notes with cash up to the principal amount of the applicable series of notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock.

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

In the United States, we have four sales organizations. The largest, Integra NeuroSciences, sells most products through directly employed sales representatives. The newest is an Orthobiologics group that sells through specialty spine and large joint distributors. The Integra Extremity Reconstruction organization sells primarily through direct sales representatives, and Integra Medical Instruments sells through a hybrid sales team consisting of approximately 50 directly employed sales representatives and a group of appointed dealers plus stocking distributors. Outside the United States, we generally sell directly in Canada, the United Kingdom, France, Germany, Benelux, and Switzerland and through distributors in other markets. We invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.

We also market certain products through strategic partners or original equipment manufacturer customers.

We present revenues in two categories: 1) Neurosurgical and Orthopedic Implants and 2) Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes the following: dural grafts that are indicated for the repair of the dura mater; bone graft substitutes that promote the regeneration of bone; dermal regeneration and engineered wound dressings; implants used in small bone and joint fixation and the repair of peripheral nerves; hydrocephalus management; and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our Medical Surgical Equipment product group includes the following: ultrasonic surgery systems for tissue ablation; cranial stabilization and brain retraction systems; instrumentation used in general, neurosurgical, spinal, plastic and reconstructive surgery and dental procedures; systems for the measurement of various brain parameters; specialty surgical lighting systems; and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricle of the brain.

We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacture and distribution of medical devices.

We manufacture many of our products in various plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments through specialized third-party vendors.

We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny from the media and regulatory authorities. These products comprised 24%, 26% and 31% of revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure) and earnings per diluted share of common stock.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2007 not directly comparable to those of the corresponding prior year periods. See Note 3 to the financial statements for a further discussion.

From January 2005 through December 2007, we have acquired the following businesses, assets and product lines:

In December 2007 we acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments and acquisition expenses of $292,000. The Precise Dental family of companies develop, manufacture, procure, market and sell endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies have procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. We have integrated the acquired Canoga Park procurement and distribution functions into our York, Pennsylvania dental operations and manage the manufacturing operations in Mexico.

In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and its subsidiaries (“IsoTis”), a well-respected leader in regenerative medicine, for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.4 million. IsoTis, based in Irvine, California, brought to Integra a comprehensive family of orthobiologic products and an established network of distributors focusing on orthopedic surgeons. IsoTis develops, manufacturers and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. IsoTis’ current commercial business is highlighted by its Accell® line of products, which it believes represents the next generation in bone graft substitution. By integrating the IsoTis products with Integra’s own osteoconductive scaffold and integrating the Integra spine specialist sales team into the IsoTis distributor network, we created a single unified selling organization, now known as Integra OrthoBiologics. The combined activity strengthens our position as a global leader in orthobiologics.

In May 2007 we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with our similar Spinal Specialties product line and the products are sold under the name Integra Pain Management.

In May 2007 we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU is operated as part of our surgical instruments business. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:

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

As was the intention at the time of the acquisition, we subsequently wound down the Bimeco business, which was not aligned with our core strategy. We have integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization.

In January 2007 we acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.

In July 2006 we acquired all of the outstanding shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash, paid at closing and $2.2 million in adjustments and transaction related costs, subject to certain adjustments. There are additional contingent future payments totaling up to $20 million based on the performance of the KMI business after the acquisition. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. KMI was a strategic fit for our growing extremity business and has strengthened our presence in the orthopedic hand market. We have integrated the KMI product line into our U.S. Extremity Reconstruction sales force and plan to increase sales of KMI product internationally through our well-established Newdeal infrastructure.

In July 2006, we acquired a direct sales force in Canada through the acquisition of our longstanding distributor, Canada Microsurgical Ltd. (“Canada Microsurgical”). Canada Microsurgical, has ten sales professionals who cover all of the provinces in Canada. The sales and distribution operations have enhanced our expanding Canadian business. We paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing and $0.3 million in adjustments and transaction related costs. In addition, we may pay additional contingent future payments up to an additional $1.9 million (2.1 million Canadian dollars) over the three years following the date of acquisition, depending on the performance of the business, including $0.7 million paid in 2007.

In May 2006 we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco®, Union Borach® and Thompsontm trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments. Miltex also provides a broader platform to grow our business as it participates in the dental and veterinary markets.

In March 2006 we acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash, subject to certain adjustments, including a $2.1 million reduction received in 2007, and $3.2 million of acquisition related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA Excel® ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system. This acquisition increased our global neurosurgery product offering, positioned us to offer new stereotactic surgery products, and secured our entry into the radiosurgery/radiotherapy and image-guided surgery device business.

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

In January 2005, we acquired all of the outstanding capital stock of Newdeal Technologies SAS. We paid $51.9 million (38.3 million euros) in cash at closing, a $0.7 million working capital adjustment paid in January 2006 and $0.8 million of acquisition related expenses. Additionally, we paid the sellers an additional $1.6 million (1.3 million euros) in January 2006 as a result of certain principals’ continued employment with us through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period.

Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal’s products include a wide range of products for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu®-Fix plate system and the HINTEGRAtm total ankle prosthesis. Newdeal’s target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons.

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

In 2005, we also completed the transfer of the Spinal Specialties assembly operations from our San Antonio, Texas plant to our San Diego, California plant.

In 2006, we terminated ten employees in connection with the transfer of certain manufacturing packaging operations from our plant in Plainsboro, New Jersey to our plant in Anasco, Puerto Rico. We also announced plans to further restructure our French sales and marketing organization, including the elimination of nine positions at our Biot, France facility and the closing of our facility in Nantes, France and the elimination of three positions. These activities were transferred to the European sales and marketing headquarters in Lyon, France in 2007.

During 2007, we expanded our collagen manufacturing capacity in our Puerto Rico plant and we expect to complete the transfer of manufacturing of certain collagen-based product lines to the Puerto Rico plant in the first half of 2008. In connection with the acquisition of IsoTis, we announced plans to restructure IsoTis’ operations. The restructuring plan includes closing the IsoTis facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California.

In connection with the acquisition of Precise Dental, we announced plans to restructure Precise’s procurement and distribution operations by closing its facility in Canoga Park, California and integrating those functions into our York, Pennsylvania dental operations.

In connection with these restructuring activities, we recorded $1.0 and $3.9 million in 2006 and 2005, respectively, for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs. In 2007 we reversed $0.5 million of previously recorded employee termination costs because our initial estimates exceeded actual costs.

While we expect a positive impact from the restructuring and integration activities, such results remain uncertain. We have reinvested most of the savings from these restructuring and integration activities in further expanding our European sales, marketing and distribution organization and integrating recently acquired businesses into our existing sales and distribution networks.

RESULTS OF OPERATIONS

Net income in 2007 was $33.5 million, or $1.13 per diluted share, as compared to net income of $29.4 million, or $0.97 per diluted share, in 2006 and net income of $37.2 million, or $1.15 per diluted share, in 2005. These amounts include the following pre-tax charges:

	2007	2006	2005
	(In thousands)

CHARGES
Involuntary employee termination costs	$(388)	$1,035	$3,861
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and related costs	1,969	1,299	2,340
Acquired in-process research and development	4,600	5,875	500
Impairment of inventory and fixed assets related to discontinued product lines	2,806	1,578	478
Inventory fair market value purchase accounting adjustments	4,238	4,640	466
Charges associated with convertible debt exchange offer	—	1,879	—
Charges associated with termination of interest rate swap	—	1,425	—
Intangible asset impairment charges	1,014	—	—
Tax and other charges incurred in connection with the reorganization of certain European operations	335	—	—

Total	$14,574	$17,731	$7,645

Of these amounts, $8.3 million, $10.9 million and $2.9 million were charged to cost of product revenues for the years ended December 31, 2007, 2006 and 2005, respectively and $4.6 million, $8.8 million and $1.0 million were charged to research and development for the same periods. The remaining amounts were primarily charged to selling, general and administrative expenses and amortization expense.

We believe that, given our ongoing active strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain charges discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations.

Net income also includes the following amounts:

In 2007 and 2006, respectively, the adoption of SFAS 123R — “Share-Based Payment” resulted in $10.0 million and $9.6 million, net of tax, of stock-based compensation expense.

During 2007, the Company noted certain adjustments which related to prior periods. Because these changes are not material to the current or previous periods, we have recorded them in 2007.

The impact of recording these adjustments during 2007 resulted in a net increase to operating income and pre-tax income of $1.3 million and $1.7 million, respectively. In addition, income tax expense includes approximately $1.5 million of expense associated with prior years. After considering the after-tax impact of the pre-tax adjustments combined with the specific tax adjustments noted above, there was a decrease to 2007 net income of $0.5 million as a result of recording these out of period adjustments. See Note 16, Selected Quarterly Information, for a discussion of the impact of out of period corrections in the fourth quarter of 2007 related to prior annual and quarterly periods.

Total Revenues and Gross Margin

	2007	2006	2005
	(In thousands)

Neurosurgical and Orthopedic Implants	$207,536	$166,432	$134,598
Medical Surgical Equipment and other	342,923	252,865	143,337
Total revenues	550,459	419,297	277,935
Cost of product revenues	214,674	168,314	107,052
Gross margin	335,785	250,983	170,883
Gross margin as a percentage of revenues	61%	60%	61%

In 2007, total revenues increased 31% over 2006 to $550.5 million. Sales of instruments and implant products, which reported a 36% and 24% increase, respectively, in sales over 2006, led our growth in revenues in 2007.

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

Reported revenues for 2007 and 2006 included the following amounts in revenues from acquired product lines:

	2007	2006
	Revenues	Revenues	% Change
	(In thousands)

Total Revenues
Products acquired during 2007	$37,760	$—	—
Products acquired during 2006	151,277	98,110	54%
All other revenues	361,422	321,187	13%
Total revenues	550,459	419,297	31%

Of the products acquired in 2007, $7.1 million in revenues was added to the Neurosurgical and Orthopedic Implants group, while $30.7 million in revenues was added to the Medical Surgical Equipment group. In 2007 and 2006, respectively, $141.6 million and $93.8 million of the products acquired in 2006 were included in the Medical Surgical group. Of the products with an ongoing history, significant contributions to 2007 revenue growth is attributable to dural repair implant products, intracranial monitoring systems, Jarit-branded surgical instrumentation, cranial stabilization systems, orthopedic implants, and private-label infection control and absorbable collagen sponge products.

Changes in foreign currency exchange rates had a $7.4 million favorable effect on the year-over-year increase in overall 2007 revenues.

Revenues in 2006 and 2005 included $121 million and $17 million, respectively, in sales of products acquired in 2006 or 2005. Of the products with an ongoing history, increased sales of our implant products used for skin replacement and wound dressings, dural repair and repair and protection of peripheral nerves, our surgical instrumentation and ultrasonic surgery systems for tissue ablation, and increased revenues from our Absorbable Collagen Sponge product sold to Wyeth drove revenue growth in 2006. Changes in foreign currency exchange rates in 2006 had a $0.6 million favorable effect on the year-over-year increase in revenues.

We have generated our revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic and European direct sales forces, the integration of the Jarit and LXU sales organizations, the acquisition of the IsoTis sales organization, and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses and product lines that complement our existing businesses and products.

Gross margin was 61% in 2007, 60% in 2006 and 61% in 2005. Cost of product revenues included $4.2 million, $4.6 million, and $0.5 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions in 2007, 2006 and 2005, respectively. Our gross margin in 2007 was also negatively influenced by $2.8 million of charges associated with discontinued or withdrawn product lines and $0.8 million technology-related intangible asset impairments. Our gross margin in 2005 was also negatively affected by $2.6 million of termination costs incurred in connection with our European restructuring activities, $0.9 million of charges associated with facility consolidations and $0.3 million of charges associated with a discontinued product line.

In 2008, we expect our consolidated gross margin to increase. We expect that sales of our higher gross margin products will continue to increase as a proportion of total revenues.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	2007	2006	2005

Research and development	6%	6%	4%
Selling, general and administrative	41%	38%	35%
Intangible asset amortization	2%	2%	2%

Research and development expenses in 2007 increased by $4.9 million compared to 2006, to $30.7 million. Included in research and development costs during 2007 and 2006, respectively were a $4.6 million in-process research and development charge related to the acquisition of IsoTis and a $5.9 million in-process research and development charge related to the KMI acquisition. Additionally, in 2006 we recognized a $1.6 million impairment of inventory and fixed assets associated with a discontinued project for the development of an ultrasonic aspirator system. This project was discontinued in June 2006 following our review of our existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. We determined that there was no future, alternative use for the inventory or fixed assets in any other development project.

In 2007, we continued to direct our research and development expenses toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial suitable to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States. In 2008, we expect our research and development expenses as a percentage of total revenues to remain consistent with 2007 levels as we continue these activities and incur additional research and development expenses related to the IsoTis operations.

Research and development expenses in 2006 increased by $14 million compared to 2005, to $26 million. This increase was primarily due to the $5.9 million in-process research and development charge related to the KMI acquisition, a $0.5 million charge related to an up-front payment pursuant to a new product development alliance, $0.6 million of stock-based compensation expense associated with the adoption of SFAS 123R, $3.0 million of research and development expenses associated with the acquisitions of Radionics and KMI, and the $1.6 million impairment of inventory and fixed assets associated with a discontinued project for the development of an ultrasonic aspirator system.

In 2005, we recorded a $0.5 million in-process research and development charge related to intellectual property acquired from Eunoe, Inc. Prior to ceasing operations, Eunoe, Inc. was engaged in the development of the COGNIShunt® system for the treatment of Alzheimer’s disease patients. The acquired intellectual property has not been developed into a product that has been approved or cleared by the FDA and has no future alternative use other than in clinical applications involving the regulation of cerebrospinal fluid.

In 2007, selling, general and administrative expenses increased $67.5 million, or 43% as compared to the prior-year period, to $225.2 million. The increase in selling, general and administrative expenses as a percentage of revenues in 2007 was due primarily to substantial increases in the size of our selling organizations, particularly for spine and extremity reconstruction, higher expenses for corporate staff, consulting, professional fees arising from the delayed completion of our financial reporting process, and higher costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system. The increase in selling, general and administrative expenses in 2007 includes $12.1 million of expenses from businesses acquired in 2007 and increases resulting from reporting a full year of expenses for the Radionics, Miltex, KMI and Canada Microsurgical businesses that were acquired in 2006. As we gain more leverage from our larger selling organizations, we expect selling, general and administrative expenses to decrease to between 38% and 40% of revenue in 2008.

In 2006, selling, general and administrative expenses increased $59.4 million, or 60% as compared to the prior-year period, to $157.7 million. This increase includes $13.1 million of stock-based compensation expense associated with the adoption of SFAS 123R and higher commission expenses associated with the Jarit direct bill initiative. Selling, general and administrative costs also increased in 2006 in connection with the Radionics, Miltex, KMI and Canada Microsurgical businesses acquired in 2006. We also continue to expand our direct sales and marketing organizations in our direct selling platforms and increased corporate staff to support the recent growth in our business and to integrate acquired businesses. Additionally, we incurred higher operating costs in connection with investments in our infrastructure, including the continued implementation of an enterprise business system and the relocation and expansion of our domestic and international distribution capabilities through third-party service providers.

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

In 2007, amortization expense (including $4.2 million reported in Cost of Product Revenues) increased to $16.8 million because of amortization on intangible assets acquired through our business acquisitions and $1.0 million of impairment charges recorded against certain intangible assets. In 2006, amortization expense (including $2.8 million reported in Cost of Product Revenues) increased to $11.6 million because of amortization on intangible assets acquired through our business acquisitions.

Including the impact of intangible assets acquired in 2007, we expect annual amortization expense to be approximately $16.6 million in 2008, $15.2 million in 2009, $13.4 million in 2010, $13.3 million in 2011, and $12.6 million in 2012.

Non-Operating Income and Expenses

We recorded interest income on our invested cash and marketable debt securities of $3.6 million, $2.2 million, and $3.9 million in 2007, 2006, and 2005, respectively. Interest income increased in 2007 due to higher yields on invested cash and cash equivalents.

Interest expense primarily relates to the $450 million of outstanding convertible notes we had outstanding as of December 31, 2007, a related interest rate swap agreement, which was terminated in September 2006, and interest and fees relating to our $300 million senior secured credit facility. In 2007, 2006 and 2005, we recorded interest expense to be paid in cash of $7.7 million, $3.0 million, and $3.0 million, respectively, in connection with our convertible notes and interest expense to be paid in cash of $3.7 million, $4.0 million, and a minimal amount, respectively, in connection with the credit facility.

The increase in interest expense for the year ended December 31, 2007 is related to the interest expense associated with the $330 million of senior convertible notes we issued in June 2007, which was offset by a decrease in interest expense associated with lower borrowings under our credit facility, which was paid down in full in June 2007.

The increase in interest expense for the year ended December 31, 2006 is primarily related to the $1.2 million write-off of unamortized debt issuance costs related to the old convertible notes discussed below and interest associated with increased borrowings under our credit facility. In 2006, we made additional net borrowings of $100 million under our credit facility.

In September and October 2006, we exchanged $119.5 million (out of a total of $120.0 million) of our old 2.5% contingent convertible subordinated notes due March 2008 for the equivalent amount of new notes. See Note 5 to the financial statements for a further discussion. In connection with the exchange of these convertible notes, we recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old contingent convertible notes that were exchanged.

We recorded a $0.4 million liability related to the estimated fair value of the additional interest (“contingent interest”) on these convertible notes due March 2008 at the time the notes were issued. The fair value of the contingent interest obligation, which is the same under the old and new notes, had been marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In 2007 and 2006, the Company recorded $0.7 million and $0.4 million, respectively, of interest expense associated with changes in the estimated fair value of the contingent interest obligation. In 2005, interest expense associated with changes in the estimated fair value of the contingent interest obligation was not significant. At December 31, 2007, the estimated fair value of the contingent interest obligation was $1.8 million. We paid this $1.8 million of additional interest in March 2008 upon maturity of the notes.

Our reported interest expense for the years ended December 31, 2007, 2006, and 2005 included $1.8 million, $0.6 million, and $0.8 million, respectively, of non-cash amortization of debt issuance costs.

In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. In September 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended “Accounting for Derivative Instruments and Hedging Activities.” The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.

We paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. We had already accrued the termination payment. Historically, the net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represented the ineffective portion of the hedging relationship, and this amount was recorded in other income/(expense), net.

We recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes (2006 amounts were incurred prior to termination):

	2007	2006	2005

Interest rate swap	$—	$(690)	$690
Contingent convertible notes	373	343	(821)

Net increase (decrease) in liabilities	$373	$(347)	$(131)

Our net other income (expense) increased in 2007 by $5.0 million to $3.0 million of income. In 2006, we recognized $1.4 million in other expense related to the interest rate swap unwind (see Note 6, Derivative Instruments, for a further discussion) and $1.1 million in losses on the sale of assets. In 2007, we recognized $2.2 million in income related to currency transaction and translation gains at foreign affiliates.

Our net other income (expense) increased in 2006 by $1.3 million to $2.0 million of expense primarily because of the $1.4 million in other expense related to the interest rate swap unwind.

Income Taxes

In 2007 our effective income tax rate was 44.3% of income before income taxes, compared to 39.1% in 2006 and 32.5% in 2005. The 2007 and 2006 rates, respectively, include a $4.6 million and $2.1 million charge for the write-off of in-process research and development related to acquisitions, which are nondeductible for tax purposes.

The increase in our effective tax rate in 2007 and 2006, as compared to 2005 was primarily related to the impact of these charges as well as the changes in the geographical mix of taxable income attributable to recently acquired businesses and the change in valuation allowances.

Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The net increase in our tax asset valuation allowance was $42.1 million in 2007, and the net decrease was $3.5 million and $0.2 million in 2006 and 2005, respectively. The change in 2006 was recorded against the gross amount of the related deferred tax asset.

A valuation allowance of $43.7 million is recorded against the remaining $116.5 million of net deferred tax assets recorded at December 31, 2007. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2007 we had net operating loss carryforwards of $29.7 million for federal income tax purposes, $151.4 million for foreign income tax purposes and $62.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, the foreign net operating loss carryforwards expire through 2016 and the state net operating loss carry forwards expire through 2027. We used all of our remaining unrestricted net operating loss carryforwards in 2007.

At December 31, 2007, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

We do not provide income taxes on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $40.1 million, $21.9 million and $8.5 million, at December 31, 2007, 2006 and 2005, respectively.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, we have realized a tax benefit on qualified production activities income of $0.5 million in 2007.

INTERNATIONAL REVENUES AND OPERATIONS

Revenues by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(In thousands)

2007	$417,035	$85,764	$21,399	$26,261	$550,459
2006	317,503	77,100	12,315	12,379	419,297
2005	207,409	48,645	11,403	10,478	277,935

In 2007, revenues from customers outside the United States totaled $133.4 million or 24% of consolidated revenues, of which approximately 64% were sales to European customers. Revenues from customers outside the United States included $94.5 million of revenues generated in foreign currencies.

In 2006, revenues from customers outside the United States totaled $101.9 million or 24% of consolidated revenues, of which approximately 76% were sales to European customers. Revenues from customers outside the United States included $57.6 million of revenues generated in foreign currencies.

In 2005, revenues from customers outside the United States totaled $70.5 million, or 25% of consolidated revenues, of which approximately 69% were sales to European customers. Revenues from customers outside the United States included $55.2 million of revenues generated in foreign currencies

Because we have operations based outside the United States and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, and Japanese yen, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses.

We currently do not hedge our exposure to operating foreign currency risk. Accordingly, a weakening of the dollar against the euro, British pound, Swiss franc, Canadian dollar, Mexican peso, and the Japanese yen could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2007, we had cash and cash equivalents totaling $57.3 million.

Cash Flows

We generated positive operating cash flows of $47.0 million, $71.7 million and $56.8 million in 2007, 2006 and 2005, respectively. Operating cash flows decreased in 2007 primarily as a result of higher cash payments for income taxes in 2007 following the utilization of substantially all of our net operating loss carryforwards in 2006 and higher levels of working capital in 2007, particularly from substantial investments in inventory. In 2007, 2006 and 2005, changes in working capital items reduced operating cash flows by $24.0 million, $1.2 million and $4.7 million, respectively. We invested significantly in inventory during 2007 due to the start up of our manufacturing plant in Ireland and planned increases to support greater extremity reconstruction and surgical instrument sales. We are taking actions to reduce our inventories in 2008 to levels more consistent with prior trends.

Our principal uses of funds for the year ended December 31, 2007 were $100.0 million in net repayments on our credit facility, $100.8 million for acquisition consideration, $106.5 million paid for the purchase of 2.2 million shares for our common stock, and $22.6 million in capital expenditures. In addition to the $47.0 million in operating cash flows for the year ended December 31, 2007, we received $295.1 million in net cash proceeds from the issuance of senior convertible notes, which is net of the purchase of call options and sale of warrants; and $18.8 million from the issuance of common stock through the exercise of stock options during the period.

In 2006, we used $228.7 million for acquisition consideration, $70 million paid for the purchase of 1.8 million shares for our common stock and $11.5 million in capital expenditures. We received $109.9 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $71.7 million in operating cash flows for the year ended December 31, 2006, we received $15.9 million from the issuance of common stock through the exercise of stock options during the period and $100 million from borrowings under our credit facility.

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

Working Capital

At December 31, 2007 and 2006, working capital was $148.3 million and $(52.4) million, respectively. The increase in working capital in 2007 was primarily related to the $295.1 million in net cash proceeds from the issuance of senior convertible notes, a portion of which was used to pay down $100 million of borrowings under our credit facility that was classified as a current liability.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our $165 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%. In 2008, we will pay an additional amount to holders of the Notes as liquidated damages for failure to maintain the effectiveness of the registration statements that permit resales of the common stock issuable upon conversion of the Notes, which failure was caused by our inability to timely file this Annual Report. Pursuant to the registration rights agreements, dated June 11, 2007, related to the Notes, the liquidated damages amount is calculated at an annualized rate of 0.25% of the outstanding principal amount of the Notes beginning on May 11, 2008 until the earlier of the date on which a qualifying shelf registration statement becomes effective or June 11, 2008. We estimate that the aggregate payments for the 30-day period from May 11, 2008 to June 11, 2008 will equal approximately $70,000. Payments of the liquidated damages amount will be made at the same time that ordinary interest payments are made to the holders of the Notes.

The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2007, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.

The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2010 Notes will rank equal in right of payment to the 2012 Notes. The Notes will be Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.

On March 19, 2008 and April 9, 2008, we received notices of default from the trustee related to the failure to timely provide the trustee with a copy of this Annual Report. If the default under the indentures is not cured by May 18, 2008 (60 days from the date of the earlier notice of default), then, no later than May 18, 2008, we may elect to pay additional interest (as the sole remedy for such default) which will begin to accrue on May 18, 2008 until the earlier of (i) the date on which such default under the indentures is cured and (ii) 120 days from May 18, 2008. The additional interest will accrue at an annualized rate of 0.25% of the outstanding principal amount of the Notes from the 1st to the 60th day following such election and then at an annualized rate of 0.50% of the outstanding principal amount of the Notes from the 61st to the 120th day following such election. If this default is not cured by this time, the trustee may declare an event of default under the indentures, which may result in acceleration of the principal amount and accrued and unpaid interest under the Notes, as well as any accrued and unpaid additional amounts owed.

In connection with the issuance of the Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the call transactions to us was approximately $46.8 million. We received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options.

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

We paid interest on our $120 million contingent convertible subordinated notes due March 2008 (“2008 Notes”) at an annual rate of 2 1/2% each September 15 and March 15. In 2008, we also paid $1.8 million of contingent interest on the 2008 Notes at maturity because our common stock price was greater than $37.56 at thirty days prior to their maturity. This market price greater than $37.56 per share also allowed holders of the 2008 Notes to convert the notes prior to maturity. There were no financial covenants associated with the 2008 Notes. In 2008, we repaid these Notes upon conversion or maturity in accordance with the terms of the 2008 Notes and issued 768,000 shares of our common stock. $119.9 million of the remaining outstanding 2008 Notes were converted prior to maturity.

In 2006, we exchanged $119.5 million principal amount of new notes with a “net share settlement” mechanism for $119.5 million of our then outstanding 2008 Notes. The terms of the new notes were substantially similar to those of the old notes, except that the new notes had a net share settlement feature and included “takeover protection,” whereby we would pay a premium to holders who had converted their notes upon the occurrence of designated events, including a change in control. The net share settlement feature of the new notes required that, upon conversion of the new notes, we would pay holders in cash for up to the principal amount of the converted new notes, with any amount in excess of the cash amount settled, at our election, in cash or shares of our common stock.

Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $299,000 of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $332,000 in connection with the offer.

In September 2006, we terminated our interest rate swap agreement with a $50 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of the March 2008 Notes. See “Results of Operations — Non-Operating Income and Expenses.”

Share Repurchase Plans

During 2007, 2006, and 2005, we repurchased 2.2 million, 1.8 million and 1.7 million shares, respectively, of our common stock under authorized share repurchase programs. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options and stock awards.

In October 2006, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated our prior repurchase program. We purchased 264,000 shares of our common stock for $11.1 million during the first three months of 2007 under this program. On May 17, 2007, our Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. We did not repurchase any shares of its common stock under this program. On October 30, 2007, our Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. We purchased 500,000 shares of our common stock for $20.5 million under this repurchase program during the three months ended December 31, 2007. As of December 31, 2007, there remained $54.5 million available for share repurchases under this authorization.

On May 2, 2007, our Board of Directors authorized a one-time repurchase of shares of our common stock, in connection with the Notes offering that closed in June 2007, for an aggregate purchase price not to exceed $150 million. Under this authorization, we repurchased 1,443,000 outstanding shares in privately negotiated transactions at the closing price of the common stock on June 5, 2007 of $51.97 for approximately $75 million.

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

In December 2005, we established a $200 million, five-year, senior secured revolving credit facility. We amended the credit facility in February 2007 to increase the size of the credit facility to $300 million, which can be increased to $400 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. We did not draw any amounts against this credit facility in 2005. We borrowed $98.5 million in 2006 for acquisition-related purposes and paid down the entire outstanding balance in June 2007 with a portion of the proceeds from the issuance of our $330 million of senior convertible notes. As of December 31, 2007, we had no outstanding borrowings under the credit facility. See Note 17, Subsequent Event, for a further discussion of borrowings under the credit facility.

The indebtedness under the credit facility is guaranteed by all but one of our domestic subsidiaries. Our obligations under the credit facility and the guarantees of the guarantors are secured by a first-priority security interest in all present and future capital stock of (or other ownership or profit interest in) each guarantor and substantially all of ours and the guarantors’ other assets, other than real estate, intellectual property and capital stock of foreign subsidiaries.

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

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit our and our subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008. We were in compliance with all covenants at each balance sheet date.

In 2008, we received waivers related to the late completion of our audited financial statements for the year ended December 31, 2007. We included such financial statements in this Annual Report on Form 10-K filed on May 16, 2008. We also received an extension of the delivery date under the credit facility of our financial statements for the quarter ended March 31, 2008 (the “Q1 Financial Statements”) through May 31, 2008. We anticipate delivering the Q1 Financial Statements before such date, but there can be no assurance in that regard. If the Q1 Financial Statements are not delivered to the lenders under the credit facility by May 31, 2008, the company would be in default under the credit facility and, after applicable cure periods, the lenders would have the right to exercise remedies under the credit facility, including but not limited to termination of the commitment of the lenders, acceleration of the maturity date, and foreclosures of liens in favor of the lenders.

In addition, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. If, however, we have not eliminated our material weaknesses by November 15, 2008 and if there has been no intervening further amendment extending such date, the sole consequence prior to February 28, 2009 will be that we could not make further borrowings under the credit facility. On or before February 28, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls.

Contractual Obligations and Commitments

As of December 31, 2007, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(In millions)

Convertible Securities — Short Term	$120.0	$120.0	$—	$—	$—
Convertible Securities — Long Term	330.0	—	165.0	165.0	—
Interest on Convertible Securities	31.6	11.0	18.6	2.0	—
Employment Agreements*	3.2	3.2	—	—	—
Operating Leases	17.2	5.0	6.3	1.9	4.0
Purchase Obligations	22.7	17.4	5.3	—	—
Minimum Royalty	1.3	0.4	0.5	0.2	0.2
Warranty Obligations	0.8	0.8		—	—
Pension Contributions	0.5	0.5	—	—	—

Total	$527.3	$158.3	$195.7	$169.1	$4.2

*	Amounts shown under Employment Agreements do not include executive compensation or compensation resulting from a change in control relating to our executive officers. This is covered in the section related to Potential Payments Upon Termination or Change in Control.

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $10.9 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.

In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition.

The above table includes $1.8 million of contingent interest that we paid in March 2008 on our 2008 Notes. See “Convertible Debt and Related Hedging Activities.”

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

Goodwill and Other Intangible Assets

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142 — Goodwill and Other Intangible Assets. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flow will occur and determination of our weighted-average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Amortizable Intangible Assets

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

We capitalize inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. At December 31, 2007 and at December 31, 2006, we had no capitalized pre-approval inventory. If management decides to discontinue the related development program or we are not able to obtain the required approvals from regulatory bodies to market these products, we would expense the value of the capitalized pre-approval inventory to research and development expense.

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. We accrue for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. We consistently accrue legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost, as permitted by EITF Topic D-77. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

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

Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors.

Under the fair value recognition provision of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimated expected volatility, expected term and risk-free rate. Our expected volatility is based on historical volatility of our stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercise of stock options. The risk-free interest rate is based on the yield at the time of grant of a U.S. treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

OTHER MATTERS

Recently Issued Accounting Standards

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1, which we believe may be material to our financial condition and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of FAS 161 is not expected to affect our financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact this new standard will have on its financial position and results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 — Fair Value Measurements, or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities and requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS-157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal year beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk

Because we have operations based outside the United States and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Mexican peso or Japanese yen, we will experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. A weakening of the dollar against the euro, British pound, Swiss franc, Canadian dollar, Mexican peso or Japanese yen could positively affect future revenues and negatively affect future gross margins and operating margins, while strengthening of the dollar against the euro, British pound, Swiss franc, Canadian dollar, Mexican peso or Japanese yen could negatively affect future revenues and positively affect future gross margins and operating margins.

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

Interest Rate Risk — Marketable Debt Securities

We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents and investments in available-for-sale marketable debt securities. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2007 would increase or decrease interest income by approximately $0.6 million on an annual basis. We are not subject to material foreign currency exchange risk with respect to the investments in available-for-sale marketable debt securities.

Interest Rate Risk — Long-Term Debt and Related Hedging Instruments

On September 27, 2006, we terminated our $50.0 million notional amount interest rate swap used to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our $120.0 million principal amount fixed-rate 2 1/2% contingent convertible subordinated notes due March 2008. We received a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The floating rate reset each quarter.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Note 16, Selected Quarterly Information — Unaudited, to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded Precise, IsoTis, Physician Industries and LXU from our assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. Precise Dental Holding Corporation and subsidiaries, IsoTis, Inc. and subsidiaries, Physician Industries, Inc. and LXU Healthcare, Inc. and subsidiaries are wholly owned entities of the Company whose total assets and total revenues represent approximately 14% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

1. The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Specifically, the Company did not maintain a sufficient complement of personnel to completely and accurately record and review the inventory, accrued liabilities, intercompany accounts, account receivable and income taxes accounts as of and for the year ended December 31, 2007. Further, effective communication was not designed and in place for sharing of information within and between our finance department and other operating departments. This control deficiency contributed to the following control deficiencies which are individually considered to be material weaknesses.

2. The Company did not maintain effective controls over certain financial statement accounts reconciliation. Specifically, accounts reconciliation involving inventory, accrued liabilities, intercompany accounts, account receivable and income taxes were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency resulted in audit adjustments to the aforementioned accounts and disclosures in the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

3. The Company did not maintain effective controls over the recording and elimination of intercompany transactions. Specifically, controls were not appropriately designed for completeness and accuracy of intercompany accounts and to reconcile and review intercompany transactions between the Company’s subsidiaries on a timely basis. This control deficiency resulted in improper intercompany profit eliminations and audit adjustments to intercompany sales and cost of goods sold for the year ended December 31, 2007.

4. The Company did not maintain effective controls over the completeness and accuracy of its income tax provision. Specifically, controls were not appropriately designed to ensure its income tax provision and related income taxes payable and deferred income tax assets and liabilities were properly calculated. This control deficiency resulted in audit adjustments to the aforementioned accounts and disclosures in the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

5. The Company did not maintain effective controls over the system configuration, segregation of duties and access to key financial reporting systems, particularly with respect to locations undergoing systems implementations. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed, to segregate duties amongst personnel and to ensure that unauthorized individuals did not have access to add, change or delete key financial data. Further, the Company lacked adequate internal access security policies and procedures.

These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management Action Plan and Progress to Date

In response to the material weaknesses, we have taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. These actions include an assessment of intercompany accounts and the reconciliation process with the assistance of outside consultants. This was helpful not only in connection with previous quarterly closes, but also identified a number of process improvements which will be implemented in future monthly and quarterly closes.

Additionally, we have taken and are taking the following actions to remediate the material weaknesses identified above:

•	On September 6, 2007, we accepted the resignation of our Chief Financial Officer.

•	Reassigned our former corporate controller from the business development department to the finance organization to assist with the quarterly close and process improvements.

•	Recruited additional accounting and tax professionals who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes. Several individuals have been hired within the finance organization and management continues to recruit additional personnel. We have utilized our internal audit group and outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our direction. Training for current and new personnel is being addressed. We also have developed a group that is solely dedicated to developing and administrating training materials to departmental personnel as well as enhancing communication channels among departments and organizations within the company.

•	Enhancements to the reconciliation process have been made during the 2007 fiscal year. Reconciliations are being reviewed by several levels of management prior to finalization. In addition, during the first quarter of 2008, management developed reconciliation policies and procedures that will be administered to all departments in 2008.

•	Management continues to address the control weaknesses around intercompany accounting transactions. Detailed intercompany reconciliations will be prepared each period and analyzed by several levels of management. Process changes are being identified and implemented, which enforce compliance with existing and revised processes for intercompany transactions and allow for easier accounting and monitoring of such transactions. Process improvements are still being analyzed and addressed by management.

•	Several individuals have been hired in the tax department. These individuals have been working on assessing the current tax structure and reviewing the transactions in the tax accounts. Management will continue working on addressing the control weaknesses as it relates to assessing and recording tax transactions.

•	The Company performed a detailed study related to its controls associated with the use of its primary financial reporting system and has a working group in place focused on implementing the key findings from that assessment. The Business Process Management team was established and has been recruiting IT and project management professionals with the necessary knowledge and experience to continue the optimization efforts around the Company’s Enterprise Resource Planning system (ERP) and supporting business processes. The team continues its planning around additional phases of ERP rollouts in international locations and the integration of acquired businesses. We expect the remediation in this area to continue for a number of months.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors.

Name	Age	Position

Stuart M. Essig	46	President, Chief Executive Officer and Director
Gerard S. Carlozzi	52	Executive Vice President and Chief Operating Officer
John B. Henneman, III	46	Executive Vice President, Finance and Administration and Chief Financial Officer
Judith E. O’Grady	58	Senior Vice President, Regulatory, Quality Assurance and Clinical Affairs
Jerry E. Corbin	48	Vice President and Corporate Controller
Richard E. Caruso, PH.D.	65	Chairman of the Board
Thomas J. Baltimore, Jr.	44	Director
Keith Bradley, PH.D.	63	Director
Neal Moszkowski	42	Director
Christian S. Schade	47	Director
James M. Sullivan	64	Director
Anne M. VanLent	60	Director

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

Gerard S. Carlozzi is Integra’s Executive Vice President and Chief Operating Officer, responsible for the Company’s global marketing, sales, manufacturing, distribution, logistics, customer service and research and development functions. Mr. Carlozzi joined Integra in September 2003 having first served as a consultant to the Company from March 2003 through September 2003. Mr. Carlozzi had 20 years of high level management experience in the medical device industry prior to joining Integra. He was President, Chief Executive Officer and a director of Bionx Implants, a company focused on the development of novel biomaterial devices for various surgical specialties from 1999 to 2003. Prior to 1999, he held various management positions at Synthes North America, Acufex Microsurgical Inc. and Infusaid Inc. He received a B.S. degree and an M.B.A. from Northeastern University. Mr. Carlozzi also serves on the Board of Directors for a privately held company.

John B. Henneman, III is Integra’s Executive Vice President, Finance and Administration and Chief Financial Officer. He is responsible for regulatory affairs, corporate quality systems, clinical affairs, clinical education, business development, human resources, the law department, investor relations and the Integra Medical Instrument Group. In addition, he is responsible for the Company’s finance department, including corporate controllership, financial reporting, budgeting, internal audit, tax, and treasury functions of the Company. Mr. Henneman has been our Executive Vice President since February 2003, was our Chief Administrative Officer from February 2003 until May 13, 2008 and was Acting Chief Financial Officer from September 6, 2007 until May 13, 2008. Mr. Henneman was our General Counsel from September 1998 until September 2000 and our Senior Vice President, Chief Administrative Officer and Secretary from September 2000 until February 2003. Prior to joining Integra in August 1998, Mr. Henneman served Neuromedical Systems, Inc., a public company developer and manufacturer of in vitro diagnostic equipment, in various capacities for more than four years. Mr. Henneman received an A.B. degree from Princeton University and a J.D. from the University of Michigan Law School.

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

Thomas J. Baltimore, Jr. has been a director of the Company since March 2007. He has served as President of RLJ Development, LLC, which he co-founded, since 2000. Prior to launching RLJ, he worked at Hilton Hotels Corporation as Vice President, Development and Finance (1999 to 2000) and Vice President, Gaming Development (1997 to 1998). From 1994 to 1996, Mr. Baltimore was Vice President, Business Development for Host Marriott Services (a spinoff entity from Host Marriott Corporation). Mr. Baltimore also worked for Marriott Corporation from 1988 to 1989 and from 1991 to 1993, holding various positions in the company, including Senior Director and Manager. Prior to his employment with Marriott, Mr. Baltimore was a staff auditor for Price Waterhouse.

Keith Bradley, PH.D. has been a director of the Company since 1992. Between 1996 and 2003, he was a director of Highway Insurance plc, an insurance company listed on the London Stock Exchange, and has been a consultant to a number of business, government and international organizations. Dr. Bradley was formerly a visiting professor at the Harvard Business School, Wharton and UCLA, a visiting fellow at Harvard’s Center for Business and Government and a professor of international management and management strategy at the Open University and Cass London Business Schools. Dr. Bradley has taught at the London School of Economics and was the director of the School’s Business Performance Group for more than six years. He received B.A., M.A. and Ph.D. degrees from British universities. He also serves as a director and chair of North Star Capital Management Limited and GRS Financial Solutions Limited.

Richard E. Caruso, PH.D. founded the Company in 1989 and has served as the Company’s Chairman since March 1992. Dr. Caruso is currently a member of The Provco Group, a venture and real estate investment company, an advisor to Quaker BioVentures, a medical venture capital financial investor, a member of the Board of Directors of Nitric Biotherapeutics, Inc., a start-up company in which Quaker BioVentures is an investor, focused on novel proprietary technologies for the treatment of non-healing chronic wounds, and an advisor to NewSpring Capital, a diversified venture capital financial investor. Dr. Caruso served as the Company’s Chief Executive Officer from March 1992 to December 1997 and also as the Company’s President from September 1995 to December 1997. From 1969 to 1992, Dr. Caruso was a principal of LFC Financial Corporation, a project finance company, where he was also a director and Executive Vice President. Dr. Caruso is on the Board of Susquehanna University, The Baum School of Art, The Uncommon Individual Foundation (Founder) and the American Revolution Center. He received a B.S. degree from Susquehanna University, an M.S.B.A. degree from Bucknell University and a Ph.D. degree from the London School of Economics, University of London (United Kingdom).

Neal Moszkowski has been a director of the Company since 2006. He previously served as a director of the Company from March 1999 to May 2005. He has been the Co-Chief Executive Officer of TowerBrook Capital Partners, LP, a private equity investment firm, since 2005. Prior to joining TowerBrook, Mr. Moszkowski was Managing Director and Co-Head of Soros Private Equity, the private equity investment business of Soros Fund Management LLC, where he served since August 1998. From August 1993 to August 1998, Mr. Moszkowski worked for Goldman, Sachs & Co. and affiliates, where he served as Vice President and Executive Director in the

Principal Investment Area. Mr. Moszkowski also currently serves as a director of Wellcare Health Plans, Inc., Bluefly, Inc., Spheris, Inc. and JetBlue Airways Corporation as well as several privately owned companies.

Christian S. Schade has been a director of the Company since 2006. He has been the Senior Vice President, Finance and Administration, and Chief Financial Officer of Medarex, Inc. since 2000. From 1992 to 2000, Mr. Schade was a Managing Director of Merrill Lynch & Co. Mr. Schade received an A.B. degree from Princeton University and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

James M. Sullivan has been a director of the Company since 1992. Since 1986, he has held several positions with Marriott International, Inc. (and its predecessor, Marriott Corp.), including Vice President of Mergers and Acquisitions, and his current position as Executive Vice President of Lodging Development. From 1983 to 1986, Mr. Sullivan was Chairman, President and Chief Executive Officer of Tenly Enterprises, Inc., a privately held company operating 105 restaurants. Prior to 1983, he held senior management positions with Marriott Corp., Harrah’s Entertainment, Inc., Holiday Inns, Inc., Kentucky Fried Chicken Corp. and Heublein, Inc. He also was employed as a senior auditor with Arthur Andersen & Co. and served as a director of Classic Vacation Group, Inc. until its acquisition by Expedia, Inc. in March 2002. Mr. Sullivan received a B.S. degree in Accounting from Boston College and an M.B.A. degree from the University of Connecticut.

Anne M. VanLent has been a director of the Company since 2004. She had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly-traded pharmaceutical company that develops and markets prescription dermatology products, from May 2002 through April 2008. Prior to joining Barrier Therapeutics, Ms. VanLent served as a principal of the Technology Compass Group, LLC, a healthcare/technology consulting firm, since she founded it in October 2001. From July 1997 to October 2001, she was the Executive Vice President — Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent also currently serves as a director of Penwest Pharmaceuticals Co., a NASDAQ-listed company. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College.

Information Concerning Board of Directors Meetings and Certain Board Committees

The Board of Directors held five regularly scheduled and four special meetings during 2007. The Company’s independent directors meet at least twice a year in executive session without management present. The Board of Directors has determined that all of the Company’s directors, except for Mr. Essig, are independent, as defined by the applicable NASDAQ Stock Market listing standards. In making this decision with respect to Dr. Caruso, the Board of Directors considered that the Company leases certain production equipment from an entity controlled by Dr. Caruso and leases a manufacturing facility that is 50% owned by a subsidiary of Provco Industries. Provco’s stockholders are trusts whose beneficiaries include the children of Dr. Caruso. Dr. Caruso is the President of Provco. In making this decision with respect to Mr. Sullivan, who serves as Executive Vice President of Lodging Development of Marriott International, Inc., the Board of Directors considered that the Company makes payments to Marriott International, Inc. and its franchisees for hotel rooms and meeting facilities and concluded that such payments do not affect Mr. Sullivan’s independence.

The Company has standing Audit, Nominating and Corporate Governance, and Compensation Committees of its Board of Directors. Each committee operates pursuant to a written charter. Copies of these charters are available on our website at www.integra-LS.com through the “Investors Relations” link under the heading “Corporate Governance.” During 2007, each incumbent director attended in person or by conference telephone at least 75% of the total number of meetings of the Board of Directors and of each committee of the Board of Directors on which he or she served.

Audit Committee.  The Audit Committee is comprised of Ms. VanLent (chair), Mr. Schade and Mr. Sullivan, and it met twelve times in 2007. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting process and the audits of the Company’s financial statements. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the rules of the Securities and Exchange Commission and the applicable NASDAQ Stock Market listing standards. The Board of Directors has also determined that Ms. VanLent, Mr. Schade and Mr. Sullivan are “audit committee financial experts,” as defined under Item 407(d) of Regulation S-K, and that each of them are “financially sophisticated” in accordance with NASDAQ Stock Market listing standards.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is comprised of Dr. Caruso (chair), Dr. Bradley and Mr. Sullivan, and it met four times in 2007. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in the identification of qualified candidates to become directors, the selection of nominees for election as directors at the stockholders meeting, the selection of candidates to fill any vacancies on the Board of Directors, the development and recommendation to the Board of Directors of a set of corporate governance guidelines and principles applicable to the Company, the oversight of the evaluation of the Board of Directors and otherwise taking a leadership role in shaping the corporate governance of the Company. The Board of Directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent, as defined by the applicable NASDAQ Stock Market listing standards.

When considering a candidate for nomination as a director, the Nominating and Corporate Governance Committee may consider, among other things it deems appropriate, the candidate’s personal and professional integrity, ethics and values, experience in corporate management and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment, experience in the Company’s industry and with relevant social policy concerns, experience as a board member of another publicly held company, academic expertise in an area of the Company’s operations, and practical and mature business judgment, including the ability to make independent analytical inquiries. The Nominating and Corporate Governance Committee applies the same criteria to nominees recommended by stockholders that it does to other new nominees.

The Nominating and Corporate Governance Committee will consider stockholder nominated candidates for director provided that the nominating stockholder identifies the candidate’s principal occupation or employment, the number of shares of the Company’s common stock beneficially owned by such candidate, a description of all arrangements or understandings between the nominating stockholder and such candidate and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, detailed biographical data, qualifications and information regarding any relationships between the candidate and the Company within the past three years, and any other information relating to such nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A of the Exchange Act.

A stockholder’s recommendation must also set forth the name and address, as they appear on the Company’s books, of the stockholder making such recommendation, the class and number of shares of the Company’s common stock beneficially owned by the stockholder and the date the stockholder acquired such shares, any material interest of the stockholder in such nomination, any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Exchange Act, in its capacity as a proponent of a stockholder proposal, and a statement from the recommending stockholder in support of the candidate, references for the candidate, and an indication of the candidate’s willingness to serve, if elected. Recommendations for candidates to the Board of Directors must be submitted in writing to Integra LifeSciences Holdings Corporation, 311 Enterprise Drive, Plainsboro, New Jersey 08536, Attention: Senior Vice President, General Counsel, Human Resources and Secretary.

Compensation Committee.  The Compensation Committee is currently comprised of Dr. Bradley (chair), Mr. Baltimore and Mr. Moszkowski, and it met six times in 2007. The Compensation Committee makes decisions concerning salaries and incentive compensation, including the issuance of equity awards, for employees and consultants of the Company. The Compensation Committee also administers the Company’s 2000, 2001 and 2003 Equity Incentive Plans, the Company’s 1998 Stock Option Plan (which expired in February 2008), the Company’s 1999 Stock Option Plan, the Company’s 1993 and 1996 Incentive Stock Option and Non-Qualified Stock Option Plans and the Company’s Employee Stock Purchase Plan (collectively, the “Approved Plans”). Each member of the Compensation Committee is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 under the

Exchange Act. The Board of Directors has determined that each of the members of the Compensation Committee is independent, as defined by the applicable NASDAQ Stock Market listing standards.

The Compensation Committee may delegate any or all of its responsibilities, except that it shall not delegate its responsibilities regarding (i) the annual review and approval of all elements of compensation of executive officers, (ii) the management, review and approval of annual bonus, long-term incentive compensation, stock option, employee pension and welfare benefit plans, (iii) any matters that involve executive officer compensation or (iv) any matters where it has determined such compensation is intended to comply with Section 162(m) of the Code by virtue of being approved by a committee of “outside directors” or is intended to be exempt from Section 16(b) under the 1934 Act pursuant to Rule 16b-3 by virtue of being approved by a committee of “non-employee directors.”

The Compensation Committee has delegated authority for making equity awards to non-executive officer employees under the Approved Plans to a Special Award Committee, consisting of Mr. Essig. The authority to grant equity to executive officers, employees who are, or could be, a “covered employee” within the meaning of Section 162(m) of the Code or employees whose grants would result in their receiving more than 10,000 shares of common stock during the previous 12 months, however, rests with the Compensation Committee. On an annual basis, the Compensation Committee establishes the aggregate number of awards that the Special Award Committee may make. The Compensation Committee authorized the Special Award Committee to grant a maximum of 300,000 shares of awards during the one-year period beginning May 17, 2007.

The Company’s President and Chief Executive Officer provides significant input on the compensation, including annual merit adjustments and equity awards, of his direct reports and the other executive officers. As discussed below in “Executive Compensation — Compensation Disclosure and Analysis — Annual Review of Compensation,” the Compensation Committee approves the compensation of these officers, taking into consideration the recommendations of the President and Chief Executive Officer.

The Company does not regularly use compensation consultants. However, during 2008, Watson Wyatt & Company has served as a consultant to the Compensation Committee in connection with a review of the Company’s 2003 Equity Incentive Plan. Watson Wyatt & Company was also called upon in 2007 and 2008 to provide consulting services to the Compensation Committee on the Compensation Discussion and Analysis part of the 2007 proxy statement and this Annual Report, respectively. In addition, Watson Wyatt & Company provided consulting services to the Committee in 2006 in connection with the establishment of our management incentive compensation plan.

Code of Conduct

Our Code of Conduct, which applies to all of the Company’s directors and officers, and the charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees are accessible via our website at www.integra-LS.com through the “Investor Relations” link under the heading “Corporate Governance.”

Director Attendance at Annual Meetings; Shareholder Communications with Directors

It is our policy to encourage our directors to attend the annual meeting of stockholders. Seven of our eight directors attended the 2007 Annual Meeting of Stockholders.

Stockholders may communicate with our Board of Directors, any of its constituent committees or any member thereof by means of a letter addressed to the Board of Directors, its constituent committees or individual directors and sent care of Integra LifeSciences Holdings Corporation, 311 Enterprise Drive, Plainsboro, NJ 08536, Attention: Senior Vice President, General Counsel, Human Resources and Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the Company’s outstanding shares of common stock and certain other holders of such shares (collectively, “Covered Persons”), to file with the Securities and Exchange Commission, within specified time periods, initial reports of ownership and subsequent reports of changes in ownership of common stock and other equity securities of the Company.

Based solely upon the Company’s review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to the Company’s knowledge all of the Section 16(a) filing requirements applicable to Covered Persons were complied with during 2007, except for the following, which resulted from an administrative error: a statement of changes in beneficial ownership of securities on Form 4 for five exercises of stock options and one sale of stock on July 6, 2007 was filed late by Gerard Carlozzi, an executive officer of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion supplements the more detailed information concerning executive compensation in the tables and narrative discussion that follow. This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, who consist of our Chief Executive Officer, our former and current Chief Financial Officer and three other executive officers, as determined under the rules of the SEC. For 2007, our named executive officers were:

•	Stuart M. Essig, our President and Chief Executive Officer;

•	John B. Henneman, III, our Executive Vice President, Finance and Administration and Chief Financial Officer;

•	Gerard S. Carlozzi, our Executive Vice President and Chief Operating Officer;

•	Maureen B. Bellantoni, our former Executive Vice President and Chief Financial Officer;

•	Judith E. O’Grady, our Senior Vice President, Regulatory, Quality Assurance and Clinical Affairs; and

•	Jerry E. Corbin, our Vice President and Corporate Controller.

The Compensation Committee of our Board of Directors plays a key role in designing and administering our executive compensation program. All principal elements of compensation paid to our executive officers are subject to the Compensation Committee’s approval. The report of the committee appears following this section.

Philosophy

We have designed our executive compensation program to attract, retain and motivate highly qualified executives and to align their interests with the interests of our stockholders. The ultimate goal of our program is to increase stockholder value by providing executives with appropriate incentives to achieve our business objectives. We seek to achieve this goal through a program that rewards executives for performance, as measured by both financial and non-financial factors. Our use of equity-based awards that vest over time also encourages our talented executives to remain in our employ. Executive officers are required to enter into non-competition or other restrictive covenants with us, a practice that we believe limits the possibility of losing them to our closest competitors. We also encourage executives to act as equity owners through the stock ownership guidelines described later in this discussion.

Role of Executive Officers in Compensation Process

Our President and Chief Executive Officer provides significant input on the compensation, including annual merit adjustments and equity awards, of his direct reports and the other named executive officers. In addition, he attends meetings of the Compensation Committee. As discussed below under “Annual Review of Compensation,” the Compensation Committee approves the compensation of the named executive officers, taking into consideration the recommendations of our President and Chief Executive Officer.

Compensation Consultants

We do not regularly use compensation consultants. However, during 2008 Watson Wyatt & Company has served as a consultant to the Compensation Committee in connection with a review of the Company’s 2003 Equity Incentive Plan. Watson Wyatt & Company was also called upon in 2007 and 2008 to provide consulting services to the Compensation Committee on the Compensation Discussion and Analysis part of the 2007 proxy statement and this Annual Report on Form 10-K, respectively. In addition, Watson Wyatt & Company provided consulting services to the Committee in 2006 in connection with the establishment of our management incentive compensation plan.

Compensation of Other Companies

Our Compensation Committee considers the compensation practices of other companies in our industry. This consideration generally occurs in connection with our entering into employment or severance agreements with executive officers, rather than on an annual basis. The Committee generally considers market compensation of other companies in our industry when reviewing base salaries of our executives. Over the past several years, the list of companies (with current information publicly available today) includes Advanced Medical Optics, Inc., ArthroCare Corporation, Bio-Rad Laboratories, Boston Scientific Corporation, Cardinal Healthcare, ConMed Corporation, Cooper Industries Ltd., C.R. Bard, Cyberonics, Inc., Edwards Lifesciences Corporation, Haemonetics Corporation, Hologic, Inc., Johnson & Johnson, Medicis Pharmaceutical Corporation, Medtronic, Inc., Mentor Corporation, St. Jude Medical Corporation, Steris Corporation, Stryker Corporation, Wright Medical Group, Inc. and Zimmer Holdings, Inc. We do not target our executives’ base salaries at a specific percentile of market salaries.

Elements of Compensation

There are three major elements of our executive compensation program: (1) base salary, (2) annual cash incentives in the form of bonus and/or incentive compensation plan payments and (3) long-term equity-based incentives in the form of stock options, restricted stock, performance stock and other forms of equity. The Compensation Committee reviews these elements of compensation on an annual basis.

Base Salaries

We use base salary as a recruiting and retention tool, and to recognize individual performance and responsibility through merit and promotional increases. Historically, we typically paid base salaries of executives at below the 50th percentile of salaries for comparable positions or responsibilities at other medical device companies, based on the data obtained from the published salary survey sources and these companies’ proxy statements. This decision was based, in part, upon the size of the Company, our historical lack of cash and our desire to use our available cash for acquisitions. In addition, we wanted to link managerial compensation to our stock performance and, as a growing company, to attract people with an entrepreneurial spirit and a long-term objective. As we have grown, we have moved our compensation program towards a greater percentage of cash compensation to become more competitive with larger companies and companies in our geographic region. The Compensation Committee reviews base salaries annually, but it does not automatically increase them if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. We consider market factors, individual and Company performance, rate of inflation, responsibilities and experience when considering merit or promotion-related increases.

In addition, in determining salaries for 2007 for Messrs. Essig, Carlozzi and Henneman, the Committee considered the extent to which the Company achieved the goals assigned to these executives for 2006 and the extent to which the individuals contributed to the achievement of those goals. No weightings were assigned and the Committee viewed the objectives in the aggregate, with emphasis on the qualitative goals. In addition, the Committee considered the Company’s long-term performance and overall accomplishments. See “Annual Review of Compensation” and “2007 Named Executive Officer Compensation — Base Salaries” below for additional information.

Annual Cash Incentives

Because our Company has grown and become recognized as a market leader in our industry, we need to pay more competitively to retain our top executives and attract new ones. Accordingly, we have determined that we need to provide a greater percentage of cash compensation as a percentage of overall compensation. To move our compensation program towards providing a higher percentage of cash compensation, in 2006 we introduced cash bonuses and adopted the Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (the “MICP”). These forms of compensation create annual incentive opportunities tied to objectives that are designed to help us achieve our short-term plans to grow the business and increase stockholder value.

Cash Bonuses.  We believe that setting performance-based target bonuses accomplishes the goal of creating annual incentives, and we further believe that this form of compensation is similar to what other companies offer based on publicly available information of companies in our industry. The employment agreements that we entered into with our President and Chief Executive Officer (Mr. Essig), our Executive Vice Presidents (Mr. Carlozzi and Mr. Henneman) and a former Executive Vice President (Ms. Bellantoni) provide (or, in the case of Ms. Bellantoni, provided) for annual cash bonuses equal to a targeted percentage of base salary. The targeted amounts are 100% for Mr. Essig and 40% for Mr. Carlozzi, Mr. Henneman and Ms. Bellantoni. Rather than receiving similar cash bonuses, Ms. O’Grady and Mr. Corbin participate in the MICP, as described below. As discussed below under “Annual Review of Compensation,” the amount of the bonus that we will pay is based upon the satisfaction of performance objectives and is determined by the Compensation Committee, in its sole discretion. As discussed below, prior to 2006 Mr. Essig waived his right to receive an annual cash bonus.

Our President and Chief Executive Officer and our Executive Vice Presidents do not participate in the MICP because their employment agreements, which were all entered into prior to the adoption of the MICP, provide for targeted cash bonuses. We believe that paying these executive officers a targeted bonus based on both qualitative and quantitative objectives without weightings or a formula, as opposed to only quantitative measures under the MICP, allows the Compensation Committee to have flexibility to judge the performance of these officers on a number of factors, such as leadership, the accomplishment of goals that were set during the year after the MICP performance goals are set, and compliance and quality objectives.

When deciding cash bonuses for 2007 for Messrs. Essig, Carlozzi and Henneman, the Committee considered the extent to which the Company achieved the goals assigned to these executives for 2006 and the extent to which the individuals contributed to the achievement of those goals. No weightings were assigned and the Committee viewed the objectives in the aggregate, with emphasis on the qualitative goals. See “Annual Review of Compensation” below.

Management Incentive Compensation Plan.  In August 2006, we adopted the MICP. The purpose of the MICP is to offer incentive compensation to key employees below the level of Executive Vice President by rewarding the achievement of corporate goals and measurable individual goals that are consistent with and support our overall corporate goals. Under the MICP, these key employees are eligible for an annual cash incentive award.

The Compensation Committee is charged with establishing the performance goals in making award opportunities to executive officers under the MICP. The Compensation Committee is responsible for establishing these performance goals and the amount of the target awards prior to the beginning of each year after a review of the factors it believes will be most important to our business over the coming year. The target award will be equal to a percentage of the officer’s base salary. The amount of the awards to be paid is conditioned upon our achievement of those targets. We may not make any payments if we fail to achieve a performance level of at least 90% of the target performance goal. We may increase the award by as much as 50% above the target award upon the approval of the MICP administrator (the Compensation Committee or, in the case of employees who are not executive officers, the head of our human resources department) based on the extent to which the level of achievement of the performance goals exceeds the target level for that performance period (to a maximum of 120% of the target performance goals).

The MICP allows the MICP administrator to select EBITDA and/or global sales as the performance measures. In addition, performance measures may relate to the participant’s attainment of other performance goals that are specified for such participant and may be weighted as to corporate and individual goals. While we have not yet used individual performance goals under the MICP for our executive officers, we could have used individual performance to reduce an award amount for executive officers in 2007. Target performance goals are set at levels that are achievable in the opinion of the Compensation Committee, but at levels high enough so that the achievement of these levels would benefit the Company. For 2007, the performance measure was adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, as adjusted, in the discretion of the Compensation Committee, to account for any items that do not reflect our core operating performance). In addition, for 2007, the Company could reduce awards for individuals based on an assessment of the individual’s performance for 2007. Mr. Corbin and Ms. O’Grady received their respective formula award amount for 2007 with no reduction (or increase), based on their respective individual performance.

Employees who participate in the MICP are entitled to receive discretionary cash bonuses in addition to their MICP payments. These additional bonuses are, however, reserved for extraordinary performance and may be granted in the sole discretion of the President and Chief Executive Officer, except that all such awards to executive officers require approval of the Compensation Committee. There is no limit on the amount of such bonuses. The amount of MICP payments that these employees receive is taken into account in determining these bonus payments. For 2007, no executive officers who participated in the MICP received an additional non-MICP bonus because their compensation package when taken as a whole was determined to be adequate.

Long-Term Equity-Based Incentives

We use stock options, restricted stock, performance stock and other equity equivalents to provide long-term incentives. These awards help us retain executives and align their interests with stockholders by setting multi-year vesting requirements and subjecting a significant portion of the compensation value to increases in the value of our stock. Existing ownership levels are not a factor in award determination because we do not want to discourage executives and other employees from holding significant amounts of our stock if they so choose.

We grant equity awards to employees in three situations: (1) upon their hiring or entering into new employment agreements, (2) in connection with annual performance reviews and (3) from time to time, to award employees who have accomplished projects that benefit our Company.

With certain exceptions, we have historically used stock options with six-year terms that vested over a period of four years to provide incentives to members of management. Under the terms of Mr. Essig’s employment agreements, we have granted restricted stock units to Mr. Essig at the time he entered into new employment agreements and have made annual stock option grants with 10-year terms to him. In 2005 we began granting restricted stock to employees below the Executive Vice President rank, generally with a three-year “cliff” vesting in addition to options, and in 2006, we generally ceased granting options to our employees, except for Mr. Essig’s annual option grant (which is required under his employment agreement) and for compensation of our Board of Directors. The three-year cliff vesting provides that no shares shall vest until the third anniversary of the grant, at which time all shares will vest. We believe that restricted stock ties the value of employees’ equity compensation to our long-term performance. By granting restricted stock instead of stock options we are able to issue fewer shares and conserve the amount of equity available under our equity incentive plans. In addition, stock options no longer receive favorable accounting treatment. Thus, we lost the benefit that stock options previously provided. Finally, we believe that the three-year cliff vesting of restricted stock awards provides an effective retention tool.

In April 2007 and April 2008, we granted performance stock to Messrs. Carlozzi and Henneman in connection with the equity grants relating to their 2006 and 2007 performance, respectively. These grants cover the performance periods 2007-2009 and 2008-2010, respectively. The decision to grant performance stock was based on the reasons described above relating to the use of restricted stock, as well to tie their compensation to an important Company goal. The performance condition is that our revenues during any year of the performance period exceed revenues during the year prior to the performance period. If the performance condition is met, the shares covered by the grant are deliverable on the third anniversary of the date of grant, subject to continued employment.

In April 2007 and April 2008, we granted restricted stock to certain executives, including Mr. Corbin and Ms. O’Grady, in connection with the Company’s 2006 and 2007 performance, respectively, as well as their individual performance.

As described above under “Information Concerning Board of Directors Meetings and Certain Board Committees,” the Compensation Committee has delegated authority for making equity awards to certain non-executive officer employees under the Approved Plans to a Special Award Committee, consisting of Mr. Essig. On an annual basis, the Compensation Committee establishes the aggregate number of awards that the Special Award Committee may make during the year.

We require all executive officers and substantially all U.S.-based employees to sign a non-competition agreement, or an employment or severance agreement with non-competition provisions, as a condition of receiving an equity award.

Perquisites

We provide our named executive officers with very few perquisites and other benefits not generally available to other employees. We have provided relocation assistance, including reimbursement of temporary housing and moving expenses, for certain named executive officers upon their hiring. We also provide management-level employees with a corporate credit card not available to all employees which includes an airport club membership benefit.

Annual Review of Compensation

We make the key decisions regarding named executive officer compensation (salary increases, equity grants and bonus and MICP payments) in connection with our annual performance review process. The decisions regarding Mr. Essig’s compensation generally occur at the Compensation Committee meeting held each December. For fiscal year 2007, we completed our review process for other named executive officers in January and February 2008. We anticipate that we will adhere to a similar timetable for annual reviews in future years. We generally do not make equity grants to named executive officers other than Mr. Essig until after the end of the year. Thus, such grants do not appear in the Summary Compensation Table for the year in which cash compensation is reported.

In the fourth quarter of each year, Mr. Essig discusses with the Compensation Committee a proposed list of his performance objectives. These objectives, described below, cover financial and organizational matters. The financial measures include revenue, gross margin, EBITDA, earnings and similar metrics. At the end of each year, Mr. Essig provides a self-evaluation of his performance, which the Compensation Committee reviews and discusses with Mr. Essig. The Committee then solicits input from the full Board of Directors and meets in executive session to determine Mr. Essig’s annual salary increase, bonus amount and stock option grant. Mr. Essig’s targets and objectives are purposefully set to be aggressive and ambitious. As a result, the objectives are not meant to be a “check-the-box” chart pursuant to which we will award Mr. Essig a certain percentage of his contractually obligated salary increase, equity award or bonus based upon a percentage of the objectives achieved. Rather, they are meant to guide the members of the Compensation Committee as to what compensation awards are appropriate for Mr. Essig based upon his overall performance.

Messrs. Carlozzi and Henneman discussed a proposed list of their objectives for 2007 with Mr. Essig. The objectives, described below, relate to each named executive officer’s areas of responsibility and include achieving the year’s general operating plan performance levels. At the end of each year, Mr. Essig reviews the performance of these named executive officers, which includes evaluating whether they satisfied their performance objectives, solicits feedback from other employees, and makes recommendations to the Compensation Committee regarding their salary increases, bonus amounts and equity awards. Mr. Essig also evaluates the performance of the other named executive officers with their supervisors and makes similar recommendation to the Compensation Committee. The Compensation Committee then considers Mr. Essig’s recommendations in making its compensation determinations for these named executive officers.

For 2007, the quantitative goals for Messrs. Essig, Carlozzi and Henneman that were explicitly listed were as follows: consolidated plan revenues of $500-$520 million (excluding acquisitions), adjusted earnings per share of $1.70-$1.85, 62% gross margin (before acquisitions), adjusted EBITDA goal of $120-130 million and progress in managing capital efficiently (receivables of 60 days and inventory of 200 days). These quantitative goals were intended as “stretch” goals that would significantly benefit the Company. A goal of developing a five-year strategic plan with the following objectives also was provided: minimum revenue growth of 15% per year, minimum earnings per share growth of 20% per year, progress in operating margin, approaching best competitive benchmark levels within five years and increased focus on sales, marketing and product development divisional management. In addition, the following qualitative goals were assigned to these individuals:

•	leadership;

•	leveraging and maintaining high quality relationships with the investment community and key customers;

•	keeping the Board informed and consulted on appropriate matters;

•	ensuring corporate governance and ethical responsibilities are met;

•	employee development;

•	business development;

•	aligning and motivating the organization;

•	recruiting high quality executives and developing succession planning for critical positions;

•	supporting and guiding the strengthening of organization development and planning efforts;

•	maintaining corporate environment for continuous improvement;

•	supporting the development of business opportunities;

•	achieving operating synergies projected in operating plans;

•	improving diversity;

•	encouraging employee equity ownership;

•	reviewing and enhancing compliance programs;

•	improving the timeliness and effectiveness of the finance function (for Messrs. Essig and Henneman);

•	improving and enhancing commitment to quality systems;

•	continuing to enhance evaluation process by tying compliance initiatives with performance evaluations; and

•	participating in the development of the industry and public policy positions and action plans.

For 2007, the Compensation Committee reviewed corporate and individual performance against the 2007 goals described above for Messrs. Essig, Carlozzi and Henneman. For 2007, the Company (i) exceeded the consolidated plan revenues goal, (ii) achieved approximately 91% of the adjusted earnings per share goal of $1.70-$1.85 (due to decisions to invest in systems, increase personnel and impact of the IsoTis acquisition), (iii) exceeded the gross margin goal, (iv) achieved $105.5 million (or approximately 88%) of the adjusted EBITDA goal of $120-130 million and (v) partially achieved the goal of managing capital efficiently (receivables at goal of 60 days and inventory at 269 days). Much of the inventory buildup was due to acquisition activity and restructuring. In addition, the Committee considered the Company’s long-term performance and overall accomplishments. Further, the goal of developing the five-year strategic plan was achieved. In addition, the Committee reviewed the individual’s performance against the other goals described in the preceding paragraph. No weightings were assigned, and the Committee viewed the objectives in the aggregate, with special emphasis on the qualitative goals, particularly compliance, leadership, business development and employee development. As a result of the annual review, including a determination that a significant amount of achievement of the “stretch” goals had been met and the qualitative goals had been met or exceeded, the Committee determined that these individuals had met or achieved their 2007 objectives goals taken as a whole. The Committee considered the performance of the Company and the individuals against these goals when determining the 2008 salaries, bonus amounts and equity grants for these individuals.

For 2006, the Compensation Committee reviewed corporate and individual performance against the 2006 goals established for Messrs. Essig, Carlozzi and Henneman. The quantitative goals were intended as “stretch” goals that would significantly benefit the Company. For 2006, the Company (i) fully achieved the adjusted earnings per share goal of $1.65-$1.75, (ii) achieved approximately 95% of consolidated plan revenue goal of $330-$340 million (excluding acquisitions), (iii) achieved the 63% adjusted gross margin (excluding restructuring charges) compared to our goal (before acquisitions) of 64%, (iv) exceeded the adjusted EBITDA goal of $75-80 million for the full year by almost 30% and (v) made progress in managing capital efficiently (receivables down to 59 days versus goal of 60 days and inventory at 219 days versus goal of 120 days). Much of the inventory buildup was due to acquisition activity and the shutdown of various facilities. In addition, the Committee considered the Company’s long-term performance and overall accomplishments. Further, the goal of developing the five-year strategic plan with the following objectives was achieved: minimum revenue growth of 18% per year, minimum earnings per share growth of 25% per year, progress in operating margin, and approaching best competitive benchmark levels within five years. In addition, the Committee reviewed the individual’s performance against the other goals for 2006 described above. No weightings were assigned, and the Committee viewed the objectives in the aggregate, with special emphasis on the qualitative goals (which were essentially the same as described above for 2007), particularly compliance, leadership, business development and employee development. As a result of the annual review, including a determination that a significant amount of achievement of the “stretch” goals had been met and the qualitative goals had been met or exceeded, the Committee determined that these individuals had met or achieved their 2006 objectives goals taken as a whole. The Committee considered the performance of the Company and the individuals against these goals when determining the 2007 salaries, bonus amounts and equity grants for these individuals

In addition, during 2007, the Committee’s compensation decisions for Messrs. Carlozzi and Henneman reflected the Committee’s intent to provide the same level of compensation for them, reflecting similar responsibilities and individual performance.

For 2007, the Committee’s decisions regarding the compensation of Ms. O’Grady and Mr. Corbin were intended to keep their compensation in line with the compensation of other Senior Vice Presidents and Vice Presidents, respectively, as well as to maintain their overall package consistent with that of prior years. In addition, such decisions recognized their individual performance and, in the case of their MICP bonus, the Company’s performance against the MICP goal.

Mr. Essig’s employment agreement provides that (1) we increase Mr. Essig’s salary by a minimum of $50,000 each year during the term of the agreement, (2) Mr. Essig be eligible for a cash target bonus that shall not be less than 100% of his base salary and (3) we award Mr. Essig an annual stock option grant ranging from 100,000 to 200,000 shares of our common stock. The compensation we have paid to Mr. Essig has demonstrated a connection between these three provisions. We have increased Mr. Essig’s salary by the minimum amount during each year of his agreement. Prior to 2006, Mr. Essig had waived his right to a cash bonus because of our limited historical cash flow. For 2006 and 2007, the Committee awarded him 100% of his cash target bonus. In addition, we have awarded Mr. Essig the maximum amount of 200,000 stock options each year of his employment agreement due primarily to his outstanding performance and the Company’s long-term performance and partly due to our decisions regarding his salary increase and his decision to waive his right to cash bonuses for such past years.

Historically, we have not used specific guidelines in making equity grants to our other executive officers. However, we have made equity grants with the objective of compensating our executive officers in a competitive manner, based on publicly available information on other companies, necessary to retain their services and have considered the cash compensation that we pay to executive officers in setting the size of equity grants.

Equity Grant Practices

Equity grant decisions are made without regard to anticipated earnings or other major announcements by the Company. Historically, the Compensation Committee has approved option grants to Mr. Essig at its December meeting and generally approved the annual stock option or other equity-based grants to other management-level employees at a meeting held in the last quarter of the year. The Compensation Committee, however, approved the performance stock awards for 2007 for Messrs. Henneman and Carlozzi on January 17, 2008 and the restricted stock awards for 2007 for Ms. O’Grady and Mr. Corbin on February 26, 2008 after our annual review process for those named executive officers was completed. These grants were effective on April 1, 2008. We expect this general timetable to continue.

The grant date of Mr. Essig’s annual stock option grant under his current employment agreement, entered into in July 2004, has been the date the award was approved. In general, the grant date for awards to other executive officers is either the date of the required approval or, for administrative convenience, the first business day of the month following the required approval. For example, the Compensation Committee designated April 2, 2007 as the grant date for the restricted stock and performance stock awards that the Compensation Committee approved on March 15, 2007. In addition, in order to maintain the same grant schedule for such officers in 2008, the Committee designated April 1, 2008 as the grant date for such awards that the Committee approved on January 17, 2008 and February 26, 2008. As we have moved from granting options to granting restricted stock and performance stock, we expect grants to our named executive officers, other than stock option grants to Mr. Essig pursuant to his employment agreement, to be made on the first business day of the month or quarter following Compensation Committee approval. The Special Award Committee approves and makes equity grants on the first business day of the month. We make equity grants to members of our Board of Directors on the date of our annual meeting of stockholders.

The exercise price of stock options is equal to the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. The Compensation Committee or Special Award Committee, as applicable, may set a higher exercise price for options granted to employees based outside the United States if our counsel advises that it is necessary or advisable to do so under the applicable country’s law. This practice with respect to setting stock option exercise prices is consistent with the terms of our equity incentive plans.

The terms of these plans require that the exercise price of options granted under the plans be not less than the fair market value of our common stock on the date of grant. The plans define “fair market value” as the closing prices of our common stock on the NASDAQ Global Select Market on the date of grant.

Post-Employment Arrangements

We have entered into employment agreements with our President and Chief Executive Officer and our Executive Vice Presidents. We also entered into an employment agreement with Ms. Bellantoni, a former Executive Vice President, who resigned from the Company effective September 6, 2007. The employment agreements provide for payments in the event that the executive is terminated by us (or the employment agreement is not renewed) other than for cause and in the event that the executive terminates his or her employment for good reason and provides for additional payments in the event the executive’s employment is terminated under these circumstances following a change in control.

In 2006, we began replacing the employment agreements that we had entered into with two Senior Vice Presidents with severance agreements that provide for payment to the officer under fewer scenarios than provided for under the employment agreements. In January 2007, we entered into a severance agreement with Ms. O’Grady that replaced the employment agreement that we had entered into with her in 2003. Following the expiration of that severance agreement, in January 2008, we entered into a new severance agreement with Ms. O’Grady. Ms. O’Grady’s severance agreement provides for a payment in the event that, following a change in control, we terminate her employment other than for cause or she terminates her employment with us for good reason. Our movement from employment agreements to severance agreements reflects our philosophy that it is in the best interest of our stockholders to limit the number of employees who receive termination payments outside a change-in-control event. As a result of this change, the only named executive officers who have employment agreements that provide for termination payments outside of a change in control are our President and Chief Executive Officer and our two Executive Vice Presidents, and only a limited number of U.S.-based employees are parties to agreements that provide for such payments.

The Company is not obligated to provide Mr. Corbin with any severance or change-in-control benefits or payments.

In 2006, we amended Mr. Essig’s employment agreement to provide for change-in-control benefits. Mr. Essig’s employment agreement entered into in 2004 provided that on a change in control all stock options would vest and become exercisable through their original expiration date and all restricted stock units would vest and be distributed on the date of the change in control. Mr. Essig’s employment agreement also provided for a full gross-up payment to cover excise taxes under Section 280G of the Internal Revenue Code. We included change-in-control benefits in the employment agreement we entered into with our Executive Vice Presidents in late 2005 and early 2006, and our Compensation Committee determined that it was appropriate to amend Mr. Essig’s employment agreement to provide similar benefits.

The amendment provides Mr. Essig with change-in-control benefits that are in addition to the benefits provided currently in the initial agreement. Specifically, if within 18 months following a change in control (i) we terminate Mr. Essig’s employment for a reason other than death, disability or cause, (ii) Mr. Essig terminates his employment for good reason or (iii) we do not extend Mr. Essig’s employment agreement after a change in control, Mr. Essig will be entitled to additional severance benefits.

Effective September 6, 2007, we entered into a separation agreement with Ms. Bellantoni in connection with her resignation. See “2007 Named Executive Officer Compensation — Severance Payment” below.

These agreements are further described in the section entitled “Executive Compensation — Potential Payments under Termination or Change in Control.”

2007 Named Executive Officer Compensation

Base Salaries

In December 2006 for Mr. Essig, and March 2007 for the other named executive officers, the Compensation Committee approved the following base salaries, for the named executive officers for 2007:

	2007	Percentage
Name	Base Salary	Increase from 2006

Stuart M. Essig	$550,000	10.0%
John B. Henneman, III	$420,000	N/A
Gerard S. Carlozzi	$420,000	5.0%
Maureen B. Bellantoni	$325,000	8.3%
Judith E. O’Grady	$235,000	2.2%
Jerry E. Corbin	$210,000	8.8%

The salary change for Mr. Essig was effective January 1, 2007. Mr. Henneman’s salary was not increased in 2007 because the Committee determined that his salary level was appropriate. The increases for the other named executive officers were effective March 1, 2007. The increase in Mr. Essig’s salary from $500,000 to $550,000 was the minimum required under his employment agreement. The salary percentage increases for Mr. Carlozzi, Ms. Bellantoni, Ms. O’Grady and Mr. Corbin were in line with those of our other named executive officers and reflected an assessment of their individual performance and job responsibilities. See “Elements of Compensation — Base Salaries” above.

Management Incentive Compensation Plan Awards and Payments

For 2007, the performance objective under the MICP for Ms. O’Grady and Mr. Corbin, our named executive officers who participate in the MICP, was a $109 million of adjusted EBITDA. Adjusted EBITDA was defined as net income before interest, taxes, depreciation and amortization, as adjusted, in the discretion of the Compensation Committee, to account for any items that do not reflect our core operating performance. For this performance period, the Compensation Committee determined that these items consisted of charges relating to acquisitions, facility consolidation, manufacturing transfer and systems integration, discontinued or withdrawn products, European legal entity restructuring, litigation settlements, intangible asset impairment, IsoTis operating losses and employee severance. We expect the adjusting items to differ for each performance period. The target awards under the MICP for 2007 were 30% and 25% of base salary for Ms. O’Grady and Mr. Corbin, respectively. The MICP specified the target award percentage for their respective position level. These amounts were based on competitive pay practices of other companies considered by the Committee. The Compensation Committee determined that we achieved 99.5% of the performance goal. Under the terms of the MICP, each participant was eligible to receive up to 98.75% of the target award. The Compensation Committee approved a payment to Ms. O’Grady of $69,619 and a payment of $51,844 to Mr. Corbin, or in each case, 98.75% of the target award, the maximum allowed. This amount is set forth in the “Non-Equity Incentive Plan Compensation” column to the Summary Compensation Table.

Annual Bonus Payments

Mr. Essig’s employment agreement provides that he shall be eligible for a cash bonus that shall not be less than 100% of his base salary. Prior to 2006 Mr. Essig waived his right to this bonus because of our limited cash flow. In 2007, Mr. Essig received the target $550,000 bonus based upon our financial performance, strong cash-flow position and other qualitative objectives described above.

A target bonus of 40% of base salary is provided in the employment agreements to which Mr. Carlozzi and Mr. Henneman are parties. The Compensation Committee awarded each of these named executive officers (except Ms. Bellantoni who did not receive an award due to her separation) the target bonus of 40%: $168,000 for Mr. Carlozzi; and $168,000 for Mr. Henneman. These awards were made based upon the Compensation Committee’s determination that Mr. Carlozzi and Mr. Henneman had met or achieved their performance objectives taken as a whole.

Equity Awards

Mr. Essig’s employment agreement provides that we shall award him an annual stock option grant ranging from 100,000 to 200,000 shares of our common stock. In December 2007, we granted 200,000 stock options to Mr. Essig. Our grant of the maximum amount was due, in part, as a result of our making no more than the minimum annual salary increase to Mr. Essig. The Committee also considered his 2007 performance, the extent of the Company’s achievement of 2007 objectives, the Company’s long-term performance and other factors. See “Annual Review of Compensation” above.

In April 2008, we granted restricted stock having an aggregate grant date value equal to $100,000 to each of Ms. O’Grady and Mr. Corbin for their 2007 performance. These amounts reflect the Committee’s intent to maintain their overall compensation package consistent with that of prior years. We granted performance stock having an aggregate grant date value equal to $168,000 to each of Mr. Carlozzi and Mr. Henneman for their 2007 performance. The performance condition for the 2008-2010 performance period is that our revenues during any year of the performance period exceed revenues during the year prior to the performance period. These grant amounts are equivalent to 40% of base salary, which is the same amount paid as cash bonuses to them for 2007. This represents the Committee’s practice of paying them half of their bonus in cash and half in equity-based compensation. See “Annual Review of Compensation” above. Because these grants were made in 2008, they do not appear in the Summary Compensation Table or the Grants Of Plan Based Awards table.

In April 2007, we granted restricted stock having a grant date value equal to $200,000 to Ms. Bellantoni, restricted stock having a grant date value equal to $165,450 to Ms. O’Grady and restricted stock having a grant date value equal to $120,746 to Mr. Corbin for their 2006 performance. We granted performance stock having a grant date value equal to $200,000 to each of Mr. Carlozzi and Mr. Henneman pursuant to their employment agreement and for their 2006 performance. See “Annual Review of Compensation” above. The performance goal of the performance stock was that our sales in any calendar year during the performance period of January 1, 2007 and ending December 31, 2009, shall be greater than consolidated sales in calendar year 2006. These named executive officers will receive the shares of common stock underlying the performance stock on December 31, 2009 since the performance goal has been met. Because these grants were made in 2007, they are shown in the Summary Compensation Table and the Grants Of Plan Based Awards table for 2007.

Ms. Bellantoni’s outstanding grants of restricted stock and performance stock were forfeited as a result of her leaving the Company prior to the vesting of the restricted stock and completion of the performance period for the performance stock.

Severance Payment

Effective September 6, 2007, Ms. Bellantoni resigned from the Company. At that time, the Company and Ms. Bellantoni entered into a separation agreement which terminated her employment agreement. Under her separation agreement, Ms. Bellantoni received a payment of $325,000, equal to her annual base salary, and received a payment of $11,563 for accrued time off. Pursuant to her separation agreement, Ms. Bellantoni is also generally entitled to continue to participate, at no cost to her, in all group life, health, accident and disability insurance plans maintained for a period of one year following her termination or, if earlier, until she obtains full-time employment with another employer, subject to certain conditions. As a result, she is participating in our group health insurance plan. These amounts are set forth in the “All Other Compensation” column of the Summary Compensation Table.

Compensation Plan Changes Effective for 2008

Management Incentive Compensation Plan

In January 2008, we amended the MICP to provide more flexibility in its administration, commencing with the 2008 performance period. The MICP administrator may establish the target award percentage for individuals, but in no event may the percentage exceed 50% of base salary. In addition, the MICP administrator may increase or decrease awards by up to 100% from the formula-determined amount, based on an assessment of the individual’s performance.

2003 Equity Incentive Plan

In April, 2008, the Board of Directors approved an Amended and Restated 2003 Equity Incentive Plan, subject to stockholder approval. These amendments would provide a one million share limit on the number of shares of common stock that may be issued pursuant to awards that may be granted to any individual under the plan in any calendar year. This change is intended to provide us with more flexibility in granting awards under the plan that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code and, therefore, allow us to deduct certain compensation paid to certain executives. These amendments would also make other technical changes to the plan. In addition, the Board approved amendments, subject to stockholder approval, that would increase the amount of common stock that may be issued or awarded under the plan by 750,000 shares. This change is intended to provide us with additional shares under the plan for the grant of stock-based awards to our executives and other employees, thereby linking their compensation to the value of our stock. More details will be included in the 2009 proxy statement. This practice has served the Company well in the past by providing an incentive to executive officers, thereby helping the Company grow and the share price to increase over time.

Stock Ownership Guidelines for Executive Officers

Our executive officers must meet the stock ownership guidelines that the Board of Directors has established in order to align their interests more closely with those of our stockholders. The Nominating and Corporate Governance Committee oversees compliance with these guidelines and periodically reviews the guidelines. The guidelines require executive officers, including the named executive officers, to own shares with an aggregate value equal to the executive’s base salary. Vested shares of restricted stock and vested restricted stock units may be included to determine whether the required ownership interest has been met. Directors and executive officers have five years from the later of February 23, 2006 and the date of their election or appointment as directors or officers to attain this ownership threshold. We have approved procedures by which every executive officer must obtain clearance prior to selling any shares of our common stock, in part to ensure no officer falls out of compliance with the stock ownership guidelines.

In addition, our policies prohibit our employees from selling our stock “short” or otherwise speculating that the value of our stock will decline through the use of derivative securities. Such derivative transactions include writing “uncovered” call options or the purchase of put options. Buying our securities on margin is also prohibited. In addition, our policies also prohibit the frequent buying and selling of our stock to capture short-term profits.

Tax Considerations

Section 162(m).  Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to certain executive officers to $1,000,000 per year unless the compensation qualifies as performance-based. The Compensation Committee’s policy is to take into account Section 162(m) in establishing compensation of our executives. The deductibility of some types of compensation payments can depend upon the timing of the vesting or an executive’s exercise of previously granted awards. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond our control also can affect deductibility of compensation. For these and other reasons, the Compensation Committee has determined that it will not necessarily seek to limit executive compensation to that sum which is deductible under Section 162(m) of the Code. For example, the sum of Mr. Essig’s salary and target bonus for each of 2007 and 2008, respectively, exceeds $1,000,000.

Our equity incentive plans contain performance-based conditions and our stockholders previously approved the terms of those plans to ensure deductibility of certain awards and payments under those plans under Section 162(m). We will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with our compensation policies and what we believe is in the best interests of our stockholders.

Section 409A.  In 2006 and 2007, we reviewed the effect that Section 409A to the Internal Revenue Code could have on existing arrangements with our executive officers. Following our review in 2006, we entered into amendments to the agreements governing the restricted stock unit grants made in 2000 and 2004 to Mr. Essig in an attempt to be in good-faith compliance with the requirements of Section 409A of the Code. Following the issuance of further guidance from the Internal Revenue Service, our review in 2007 resulted in our entering into amendments to certain employment agreements and equity award agreements with Messrs. Essig, Carlozzi and Henneman in order to comply with the Section 409A requirements. In addition, the severance agreement entered into with Ms. O’Grady in January 2008 reflects certain minor changes made to comply with these requirements.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis prepared by management. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis prepared by management be included in this Form 10-K.

The Compensation Committee of the Board of Directors

KEITH BRADLEY (CHAIR)
THOMAS J. BALTIMORE, JR.
NEAL MOSZKOWSKI

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Chief Executive Officer, the two people who served as principal financial officer in 2007 and each of our three other most highly compensated executive officers based on total compensation earned during 2007.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Earnings	Compensation(3)		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Stuart M. Essig	2007	550,000	—	—	3,421,373	550,000	—	3,875		4,525,248
President and Chief Executive Officer	2006	500,000	—	—	2,531,090	500,000	—	3,750		3,534,840
Maureen B. Bellantoni	2007	220,673	—	(117,091)	—	—	—	349,213	(4)	452,795
Former Executive Vice President and Chief Financial Officer(6)	2006	293,077	—	117,091	—	120,000	—	118,411	(5)	648,579
John B. Henneman, III	2007	420,000	—	1,233,430	617,287	168,000	—	3,875		2,442,592
Executive Vice President, Finance and Administration and Chief Financial Officer(7)	2006	420,000	—	1,169,462	785,907	168,000	—	3,750		2,547,119
Gerard S. Carlozzi	2007	416,538	—	1,233,430	878,020	168,000	—	—		2,695,988
Executive Vice President and Chief Operating Officer	2006	400,000	—	1,169,462	973,568	160,000	—	—		2,703,030
Judith E. O’Grady	2007	234,135	—	87,260	155,088	69,619	—	3,875		549,977
Senior Vice President, Regulatory, Quality Assurance and Clinical Affairs	2006	227,577	—	37,411	167,828	44,112	—	3,750		480,678
Jerry E. Corbin	2007	207,058	—	48,388	—	51,844	—	3,875		311,165
Vice President and Corporate Controller(8)	2006	97,242	—	6,320	—	32,191	—	1,821		137,574

(1)	The amounts in Columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R of awards pursuant to the Company’s equity incentive plans and therefore may include amounts from awards granted in 2007 and prior periods. Assumptions used in the calculation of these amounts for awards granted in fiscal years ended December 31, 2007, 2006, 2005 and 2004 are included in Note 2, Summary of Significant Accounting Policies, in the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in Item 15 of this Annual Report. Assumptions used in the calculation of these amounts for the fiscal years ended December 31, 2003 and 2002 are included in Note 2, Summary of Significant Accounting Policies, in the Company’s audited financial statements for the fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	The amounts in column (g) reflect cash awards earned under the MICP and/or as a discretionary bonus or pursuant to employment agreements.

(3)	Except with respect to Ms. Bellantoni, (a) the amounts in this column consist of matching contributions made by the Company under the Company’s 401(k) plan and (b) the aggregate amount of perquisites and other personal benefits for each executive officer was less than $10,000.

(4)	This amount consists of (a) $325,000 of severance payments made pursuant to Ms. Bellantoni’s separation agreement, (b) $9,708 of COBRA payments made or to be made by the Company on Ms. Bellantoni’s behalf for the twelve months in connection with the termination of her employment on September 6, 2007, (c) $11,563 of accrued personal time paid to Ms. Bellantoni in connection with the termination of her employment, (d) $2,642 of Company matching contributions made by the Company under the Company’s 401(k) plan and (e) $300 paid by the Company for the annual fee for a corporate credit card provided only to certain employees.

(5)	This amount consists of (a) $116,380 for moving and relocation expenses paid by the Company, (b) $1,731 of Company matching contributions made by the Company under the Company’s 401(k) plan, and (c) $300 paid by the Company for the annual fee for a corporate credit card provided only to certain employees.

(6)	Ms. Bellantoni was the Company’s principal financial officer from January 10, 2006 until September 6, 2007. Ms. Bellantoni’s last day with the Company was September 6, 2007.

(7)	Mr. Henneman was appointed Acting Chief Financial Officer on September 6, 2007 and Chief Financial Officer on May 13, 2008.

(8)	Mr. Corbin joined the Company in June 2006 as Vice President and Corporate Controller.

Grants of Plan Based Awards

The following table presents information on annual incentive opportunities granted under the MICP and under employment agreements and equity awards granted under the Company’s 2003 Equity Incentive Plan.

										All Other	All Other
										Stock	Option		Grant
										Awards:	Awards:	Exercise	Date Fair
							Estimated Future Payouts			Number of	Number of	or Base	Value of
				Estimated Future Payouts			Under Equity Incentive Plan			Shares of	Securities	Price of	Stock and
		Date of		Under Non-Equity Incentive Plan Awards(1)			Awards(2)			Stock or	Underlying	Option	Option
	Grant	Comp.		Threshold	Target	Maximum	Threshold	Target	Maximum	Units(3)	Options	Awards	Awards(4)
Name	Date	Committee		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
(a)	(b)	Action		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Stuart M. Essig	12-18-07	12-18-07		—	—	—	—	—	—	—	200,000 (6)	40.34	3,366,000
	01-02-07	07-21-04	(5)	—	550,000	—	—	—	—	—	—	—	—
Maureen B. Bellantoni	04-02-07	03-15-07		—	—	—	—	—	—	4,366 (7)	—	—	200,006
	01-02-07	01-08-06	(5)	—	130,000 (7)	—	—	—	—	—	—	—	—
John B. Henneman, III	04-02-07	03-15-07		—	—	—	—	4,366	—	—	—	—	200,006
	01-02-07	12-19-05	(5)	—	168.000	—	—	—	—	—	—	—	—
Gerard S. Carlozzi	04-02-07	03-15-07		—	—	—	—	4,366	—	—	—	—	200,006
	01-02-07	12-19-05	(5)	—	168,000	—	—	—	—	—	—	—	—
Judith E. O’Grady	01-02-07	03-15-07		56,400	70,500	105,750	—	—	—	—	—	—	—
	04-02-07	03-15-07		—	—	—	—	—	—	3,612	—	—	165,466
Jerry E. Corbin	01-02-07	03-15-07		42,000	52,500	78,750	—	—	—	—	—	—	—
	04-02-07	03-15-07		—	—	—	—	—	—	2,636	—	—	120,755

(1)	The amounts shown in these columns represent each executive’s annual incentive opportunity under the MICP or pursuant to an employment agreement. See “— Compensation Discussion and Analysis — Elements of Compensation — Annual Cash Incentives” for more information regarding the MICP and applicable employment agreement. The “Target” is calculated by multiplying the officer’s base salary by the executive’s target award percentages provided in the applicable employment agreement for Messrs. Essig, Henneman and Carlozzi and Ms. Bellantoni and under the MICP for Ms. O’Grady and Mr. Corbin. Under the MICP, the “Maximum” is calculated by multiplying the “Target” by 150%. The “Threshold” shows the amount payable if the performance goals under the MICP are achieved at the minimum required 90% level.

(2)	The amounts shown in these columns represent shares of performance stock granted under the Company’s 2003 Equity Incentive Plan. See “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity-Based Incentives” for a description of the material terms of these performance stock awards.

(3)	The amounts shown in this column represent shares of restricted stock granted under the Company’s 2003 Equity Incentive Plan. See “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity-Based Incentives” for a description of the material terms of these restricted stock awards.

(4)	This column reflects the full grant date fair value of the restricted stock, performance stock and stock options under FAS 123R granted to each named executive officer in 2007. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule. For restricted stock and performance stock, fair value is calculated using the closing price of the Company’s common stock on the grant date noted, which was $45.81 on April 2, 2007. For the stock options granted to Mr. Essig, fair value is calculated using the binomial distribution value on the grant date. The fair value shown for stock awards and option awards are accounted for in accordance with FAS 123R. For additional information on the valuation assumptions, refer to Note 2 of the Company’s financial statements in Item 15 of this Annual Report. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the named executive officers.

(5)	The Compensation Committee approved the terms of the executive’s employment agreement, including the bonus opportunity, on this date.

(6)	This amount represents the annual stock option grant to Mr. Essig. 25% of the award vests one year after the grant date and the remaining 75% vests monthly thereafter over 36 months. The option has a term of 10 years.

(7)	Ms. Bellantoni forfeited this award in connection with the termination of her employment with the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table presents information with respect to outstanding equity awards as of December 31, 2007.

	Option Awards(1)				Stock Awards
									Equity
									Incentive
								Equity	Plan Awards:
								Incentive	Market or
								Plan Awards:	Payout
								Number of	Value of
							Market	Unearned	Unearned
	Number of	Number of			Number of		Value of	Shares,	Shares,
	Securities	Securities			Shares or		Shares or	Units or	Units or
	Underlying	Underlying			Units of		Units of	Other	Other
	Unexercised	Unexercised	Option		Stock		Stock	Rights	Rights
	Options	Options	Exercise	Option	That Have		That Have	That Have	That Have
	(#)	(#)	Price(2)	Expiration	Not Vested		Not Vested(3)	Not Vested	Not Vested(4)
Name	Exercisable	Unexercisable	($)	Date	(#)		($)	(#)	($)
(a)	(b)	(c)	(e)	(f)	(g)		(h)	(i)	(j)

Stuart M. Essig	282,086	—	11.00	12/22/2010
	36,208	—	17.65	12/31/2008
	24,479	521	28.78	1/2/2010
	150,000	50,000	34.49	12/17/2014
	213,541	36,459	31.38	7/27/2014
	100,000	100,000	35.57	12/19/2015
	50,000	150,000	42.53	12/19/2016
	—	200,000	40.34	12/18/2017	—	(5)	— (5)	—	—
Maureen B. Bellantoni	—	—	—	—	—	(6)	— (6)	— (6)	— (6)
John B. Henneman, III	10,000	—	14.87	8/2/2008
	5,000	—	17.72	11/21/2008
	1,000	—	17.60	12/16/2008
	19,062	—	17.65	12/31/2008
	20,000	—	18.63	2/24/2009
	20,000	—	22.78	4/7/2009
	5,000	—	32.39	11/3/2009
	24,479	521	28.78	1/2/2010
	17,500	2,500	32.32	6/1/2010
	19,261	5,739	35.52	11/15/2010
	5,312	2,188	38.72	2/1/2011
	50,000	50,000	30.25	7/26/2011	—		—	4,366 (7)	183,066
					—		—	100,000 (8)	4,193,000
Gerard S. Carlozzi	12,500	—	27.32	9/26/2009
	834	—	32.39	11/3/2009
	4,688	522	28.78	1/2/2010
	2,500	2,500	32.32	6/1/2010
	4,687	5,730	35.52	11/15/2010
	1,406	2,188	38.72	02/01/2011
	25,000	50,000	30.25	07/26/2011	—		—	4,366 (7)	183,066
					—		—	100,000 (8)	4,193,000
Judith E. O’Grady	1,875	—	14.87	08/02/2008
	500	—	17.60	12/16/2008
	9,583	—	17.65	12/31/2008
	500	—	22.78	04/07/2009
	2,000	—	32.39	11/03/2009
	14,687	313	28.78	01/02/2010
	4,375	625	32.32	06/01/2010
	1,732	518	32.02	11/01/2010
	11,435	3,565	35.52	11/15/2010
	3,750	3,750	33.48	11/01/2011
					7,394	(9)	310,030	—	—
Jerry E. Corbin	—	—	—	—	4,090	(10)	171,494	—	—

(1)	For option awards made to Mr. Essig and option awards made prior to July 26, 2005 to other officers, 25% of the award vests one year after the grant date and the remaining 75% vests monthly thereafter over 36 months.

Option awards made on or after July 26, 2005 to employees other than Mr. Essig vest in four equal annual installments beginning on the first anniversary of the grant date. Options issued to Mr. Essig have a term of 10 years. Options issued to other officers have a term of six years.

(2)	The option exercise price is equal to the closing price of our common stock as reported by the NASDAQ Global Select Market on the date of grant.

(3)	Market value is calculated by multiplying the number of shares in column (g) by $41.93, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on December 31, 2007.

(4)	Market value is calculated by multiplying the number of shares in column (i) by $41.93, the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on December 31, 2007.

(5)	500,000 and 750,000 shares of common stock underlying restricted stock units granted to Mr. Essig in 2000 and 2004, respectively, were vested as of the grant date. However, Mr. Essig is not entitled to receive such underlying shares until after December 31, 2007. Therefore, they are shown in the Nonqualified Deferred Compensation Table.

(6)	As of September 6, 2007, all outstanding awards held by Ms. Bellantoni were forfeited as a result of her termination of employment with the Company on that date.

(7)	Consists of 4,366 shares of common stock underlying a performance stock award. The terms of the award provide that these shares will be deliverable as soon as practicable after December 31, 2009 if the performance condition is met. The performance condition was met in 2007.

(8)	Consists of 100,000 shares of common stock underlying a performance stock award. The terms of the award provide that these shares will be deliverable as soon as practicable after December 31, 2008 if the performance condition is met. The performance condition was met in 2006.

(9)	Consists of 2,500 shares of restricted stock that will vest on January 3, 2009, 1,282 shares of restricted stock that will vest on July 3, 2009, and 3,612 shares of restricted stock that will vest on April 2, 2010 (in each case subject to continued employment).

(10)	Consists of 769 shares of restricted stock that will vest on July 3, 2009, 685 shares of restricted stock that will vest on November 1, 2009, and 2,636 shares of restricted stock that will vest on April 2, 2010 (in each case subject to continued employment).

Option Exercises And Stock Vested

The following table presents information on stock option exercises and stock award vesting during 2007.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise(1)	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Stuart M. Essig	31,565	681,804	—	—
Maureen B. Bellantoni	—	—	—	—
John B. Henneman, III	152,000	2,954,311	—	—
Gerard S. Carlozzi	41,613	744,317	—	—
Judith E. O’Grady	7,500	117,757	—	—
Jerry E. Corbin	—	—	—	—

(1)	Value realized is calculated on the basis of the difference between the per share exercise price and the market price of the Company’s common stock as reported by the NASDAQ Global Select Market on the date of exercise, multiplied by the number of shares of common stock underlying the options exercised.

Nonqualified Deferred Compensation in 2007

Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
	Contributions in	Contributions in	Earnings	Withdrawals/	Last Fiscal
	Last Fiscal Year	Last Fiscal Year	in Last	Distributions	Year-End(1)
Name	($)	($)	Fiscal Year	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Stuart M. Essig	—	—	—	—	52,412,500

(1)	This represents the year-end value of 500,000 shares of common stock underlying restricted stock units granted in 2000 and 750,000 shares of common stock underlying restricted stock units granted in 2004. These restricted units vested as of the grant date, but Mr. Essig did not have the right to receive the underlying shares of common stock as of December 31, 2007. The 500,000 shares underlying the 2000 grant were delivered to Mr. Essig on March 4, 2008. The 750,000 shares underlying the 2004 grant are deliverable as soon as administratively practicable on or after the first business day that occurs immediately following the 6-month period after the date of Mr. Essig’s separation from service from the Company. Mr. Essig has the right to defer the delivery of these shares until June 20, 2029 if certain conditions are met. The aggregate balance shown above is based on the $41.93 closing price of our common stock on December 31, 2007.

Potential Payments Upon Termination or Change in Control

The Company has entered into agreements with each of its named executive officers other than Mr. Corbin which provide certain payments and benefits upon any of several events of termination of employment, including termination of employment in connection with a change in control. This section describes these payments and benefits, with amounts calculated based on the assumption that a named executive officer’s termination of employment with the Company occurred on December 31, 2007. On December 31, 2007, the Company’s common stock had a closing sale price on the NASDAQ Global Select Market of $41.93. Actual amounts payable would vary based on the date of the named executive officer’s termination of employment and can only be finally determined at that time.

Unless specified otherwise, the information in this section is based upon the terms of (i) the Second Amended and Restated Employment Agreement between the Company and Stuart M. Essig, dated as of July 27, 2004 and subsequently amended on December 19, 2006, (the “Essig Agreement”); (ii) the Amended and Restated Employment Agreement, dated December 19, 2005, between the Company and John B. Henneman, III (the “Henneman Agreement”), (iii) the Amended and Restated Employment Agreement, dated December 19, 2005, between the Company and Gerard S. Carlozzi (the “Carlozzi Agreement”); and (iv) the Severance Agreement, dated January 1, 2007, between the Company and Judith O’Grady (the “O’Grady Agreement”) (collectively, the Essig Agreement, the Henneman Agreement, the Carlozzi Agreement and the O’Grady Agreement are referred to in this section as the “Agreements”).

Ms. Maureen Bellantoni, who resigned effective as of September 6, 2007, is discussed at the end of this section under “Terminated Executive During 2007 Calendar Year.” Ms. Bellantoni and the Company entered into a Separation Agreement dated as of September 6, 2007 (the “Bellantoni Separation Agreement”) which terminated the Employment Agreement, dated as of January 10, 2006, between the Company and Ms. Bellantoni.

Payments Upon Termination By The Company Without Cause Or By The Executive For Good Reason Prior to a Change in Control

The Agreements provide each of the applicable named executive officers (except Ms. O’Grady) severance payments and benefits upon termination of employment by the Company without cause or by the executive for good reason before a change in control of the Company. For Mr. Essig, the Company will pay him a lump sum cash severance payment equal to his annual base salary (including the minimum increases) during the remainder of the current term of his agreement. For Messrs. Henneman and Carlozzi, the Company will pay them a lump sum cash severance payment equal to the sum of their annual base salary as of their last day of active employment and their target bonus for the year of termination.

In addition, the Agreements provide that the Company will continue to provide to each of the applicable named executive officers (other than Ms. O’Grady) continued participation in all of the Company’s life insurance, health and accident, disability and other employee benefit plans for a specified period of time. Specifically, Mr. Essig will receive continued coverage until the end of the then-current term (currently December 31, 2009), and the other executives will have continued coverage for a maximum of one year following their date of termination.

The Agreements also provide the applicable named executive officers (except Ms. O’Grady) with accelerated vesting of their equity awards upon such termination of employment. In addition, for Mr. Essig only, all of his stock options will remain exercisable through their original expiration dates and he will receive payment of the shares of common stock underlying the 750,000 restricted stock units granted to him on July 27, 2004 (the “2004 RSUs”), unless he previously elected a different payment date.

The O’Grady Agreement provides that upon termination of her employment prior to a change in control, the Company’s standard employment termination policies and practices that are applicable to her at the time of her termination would be applicable, unless a written employment agreement between the Company and Ms. O’Grady is in effect at the time of such termination. The Company currently does not have a written severance plan for employees generally or a separate employment agreement with Ms. O’Grady. Accordingly, Ms. O’Grady will not be entitled to any payments or benefits upon termination of her employment without cause prior to a change in control.

Good reason under the Agreements generally exists if (i) the Company materially breaches the respective Agreement and does not cure the breach within a specified period of time after its receipt of written notice of such breach; (ii) the Company relocates the executive to a location more than forty miles from Princeton, New Jersey (or for Mr. Essig only, more than thirty miles from Princeton, New Jersey and sixty miles from New York, New York); (iii) without the executive’s express written consent, the Company reduces the executive’s base salary or bonus opportunity, or materially reduces the aggregate fringe benefits provided to the executive, or substantially alters the executive’s authority and/or title in a manner reasonably construed to constitute a demotion, provided that, for all executives (except Mr. Essig), the executive resigns within ninety days after the change objected to; (iv) without the executive’s express written consent, the executive fails at any point after a change in control to hold the title and authority with the parent corporation of the surviving corporation after the change in control (or, for all executives other than Mr. Essig, if there is no parent corporation, the surviving corporation) that the executive held with the Company immediately prior to the change in control, provided that the executive resigns within one year after the change in control (or for Mr. Essig only, he resigns for good reason within eighteen months after the change in control (in which case, no notice or cure period would apply)); or (v) the Company fails to obtain the assumption of the executive’s Agreement by any successor company.

The Essig Agreement provides for the following additional good reason terminations rights that are specific only to Mr. Essig: (i) if the Board of Directors fails to nominate him as a candidate for director; (ii) if he is not appointed as the President and Chief Executive Officer of the Company or as a member of the Board of Directors; (iii) if the Company materially breaches any equity compensation plan implemented after July 27, 2004 or any of the agreements evidencing his equity grant awards; (iv) if the Company materially fails to provide annual medical examinations and vacation benefits, or to substantially provide any material employee benefits due to him (other than any such failure which affects all senior executive officers); (v) if the Company fails to indemnify him in all material respects in accordance with the Company’s by-laws and terms of any directors and officers liability insurance policy; or (vi) if the Company fails to initiate the procedures, as soon as practicable, to establish and maintain registration statements with respect to stock options and restricted stock units granted to him prior to July 27, 2004.

Payments Upon Termination For Cause Or By Executive Without Good Reason

The Agreements generally do not provide the applicable named executive officers with any payments or other benefits in the event of their termination of employment by the Company for cause or by the executive without good reason other than amounts accrued and owing, but not yet paid, as of the date of the executive’s termination of employment.

A termination for cause under each Agreement generally would result from an executive’s: (i) continued failure to perform the executive’s stated duties in all material respects for a specified period of time after receipt of written notice of such failure; (ii) intentional and material breach of any provision of the Agreement which is not cured (if curable) within a specified period of time after receipt of written notice of such breach; (iii) demonstrated personal dishonesty in connection with the executive’s employment with the Company; (iv) breach of fiduciary duty in connection with the executive’s employment with the Company; (v) willful misconduct that is materially and demonstrably injurious to the Company or any of its subsidiaries; or (vi) conviction or plea of guilty or nolo contendere to a felony or to any other crime involving moral turpitude which conviction or plea is materially and demonstrably injurious to the Company or any of its subsidiaries.

Payments Upon Non-Renewal Of Employment Agreement

Only the Essig, Henneman and Carlozzi Agreements provide payments and benefits upon non-renewal of the term of the respective Agreements. For Mr. Essig, all of his outstanding stock options granted after July 27, 2004 will immediately vest and remain exercisable through their original expiration dates. In addition, he will receive the shares underlying his 2004 RSUs, unless he previously elected a different payment date.

For Messrs. Henneman and Carlozzi, the Company will pay them the same payments and benefits as those payments and benefits described under “— Payments Upon Termination By The Company Without Cause Or By The Executive For Good Reason Before a Change in Control” discussed above. However, while their stock options will accelerate and become fully exercisable, only a pro-rata portion of Messrs. Henneman’s and Carlozzi’s outstanding shares of restricted stock will be deemed to have vested as of the last day of their employment. Such pro-rata portion will be based on the number of days that they worked for the Company after the grant of their restricted stock awards and the total number of days of the restriction period set forth in their respective restricted stock grant agreements.

Payments Upon Death

Only the Essig, Henneman and Carlozzi Agreements provide severance payments and benefits upon death. Specifically, if Messrs. Essig, Henneman and Carlozzi die during the term of their employment, then the Company will pay to their estate a lump sum payment equal to one times their annual base salary. In addition, their eligible beneficiaries will continue to participate in all of the Company’s life insurance, health and accident, disability and other employee benefit plans generally for a period of one year from the date of their death.

The Essig, Henneman and Carlozzi Agreements also provide for acceleration of their respective equity compensation awards. In addition, all of Mr. Essig’s stock options will remain exercisable until one year following his death, but in no event beyond their respective original expiration dates. Moreover, as promptly as practicable following his death, Mr. Essig’s estate will receive the shares underlying the 2004 RSUs, unless he previously elected a different payment date.

Payments Upon Disability

Only the Essig Agreement provides payments upon termination of Mr. Essig’s employment on account of disability. Specifically, if his employment is terminated on account of his disability, then the Company will pay him an amount equal to (i) if such payments are taxable, his then-current base salary, or alternatively, (ii) if such payments are not taxable, the after-tax equivalent of his then-current base salary, in either case until December 31, 2009. The Company will also generally continue all of the Company’s life insurance, health and accident, disability and other employee benefits to him for a period of one year from the date of his termination. Following December 31, 2009, Mr. Essig will continue to be entitled to receive long-term disability benefits under the Company’s long-term disability program in effect at such time to the extent he is eligible to receive such benefits.

In addition to the foregoing payments upon his termination of employment on account of his disability, all of Mr. Essig’s stock options will immediately vest and will remain exercisable until one year following his termination, but in no event beyond their respective original expiration dates. As promptly as practicable following such termination, all shares underlying the outstanding 2004 RSUs will be paid to him, unless he previously elected a different payment date.

Although no cash severance payments will be made to Messrs. Henneman and Carlozzi upon their termination of employment on account of their disability, all of their equity awards will accelerate and become fully vested on the date of their termination of employment for disability.

Under the Agreements, disability generally means the executive’s inability to perform his duties by reason of any medically determinable physical or mental impairment which is expected to result in death or which has lasted or is expected to last for a continuous period of not fewer than six months.

Payments in Connection with a Change In Control

The Agreements provide each of the applicable named executive officers with severance payments and benefits upon termination of their employment in connection with or following a change in control. If (i) Mr. Essig’s employment is terminated by the Company for a reason other than death, disability, or cause, (ii) Mr. Essig terminates his employment for good reason, or (iii) the Company fails to renew the Essig Agreement, in each case, within eighteen months following a change in control, he will be entitled to a severance payment equal to the sum of (a) 2.99 times the sum of his base salary and target bonus for the fiscal year of his termination and (b) a pro rata portion of his target bonus in the year of termination. In addition, the Company will generally provide him with continued participation in all of the Company’s life insurance, health and accident, disability and other employee benefit plans until the end of the later of the expiration of the then-current term of the agreement, currently December 31, 2009, or one year following his termination date. Moreover, the Company will reimburse him for all reasonable legal fees and expenses incurred by him as a result of such termination of employment. The Company will also pay him interest on any severance payments that are delayed for six months because of the application of section 409A of the Code.

The Agreements with the other applicable named executive officers provide that, if within twelve months of a change in control, their employment with the Company is terminated by the Company for a reason other than death, disability or cause, or they terminate employment with the Company for good reason, (or for Messrs. Henneman and Carlozzi only, the Company fails to renew their respective Agreements), the Company will pay a lump sum cash payment equal to a multiple (2.99 times for Messrs. Henneman and Carlozzi and 1.99 times for Ms. O’Grady) of the sum of their annual base salary and target bonus (for Ms. O’Grady, the cash portion of the bonus payable for 2006). In addition, the Company will continue to maintain and provide to these executives continued participation in all of the Company’s life insurance, health and accident, disability and other employee benefit plans for a period generally ending on the earlier to occur of (i) the fifth anniversary of the date of their Agreements (or for Ms. O’Grady, the first anniversary of the date of termination of employment), or (ii) their date of death. All of the Agreements (except the O’Grady Agreement) also provide that the Company will pay all reasonable fees and expenses incurred by the executives as a result of their termination of employment.

The Agreements (except the O’Grady Agreement) provide that if any payment, coverage or benefit provided to them is subject to the excise tax under section 4999 of the Code, the executives will be grossed- up so that the executive would be in the same net after-tax position he would have been in had sections 280G and 4999 not been part of the Code. The O’Grady Agreement provides that if any payment or benefit provided to her would be subject to the excise tax under section 4999 of the Code, the amounts payable to her and benefits she will receive will be reduced so that no amounts she would receive would be subject to the excise tax under section 4999 of the Code if such reduction would result in her receiving a greater amount on an after-tax basis than if no reduction had occurred.

The Company’s equity plans provide for the acceleration of the vesting and/or delivery of all equity compensation awards for all of the named executive officers upon a change in control, regardless of whether their employment has terminated. The Essig Agreement provides that all stock options granted to Mr. Essig will remain exercisable through their original expiration dates, and he will generally receive payment of all outstanding restricted stock units (including the shares underlying the 2004 RSUs and the 500,000 shares underlying the restricted stock units granted to Mr. Essig in 2000) on the date of the change in control. The 500,000 shares underlying the 2000 grant of restricted stock units were distributed to Mr. Essig on March 4, 2008 in accordance with the terms of his restricted stock unit agreement.

Under the Agreements, a change in control would be deemed to have occurred: (i) if the beneficial ownership of securities representing more than fifty percent (or for Mr. Essig only, thirty-five percent) of the combined voting power of the voting securities of the Company is acquired by any individual, entity or group; (ii) if the individuals who, as of the date of the Agreement, constitute the Board of Directors cease for any reason (for the Henneman, Carlozzi and O’Grady Agreements, during any period of at least twenty-four months) to constitute at least a majority of the Board of Directors; (iii) upon consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of assets of the Company or the acquisition of assets or stock of another entity; or (iv) upon approval by the stockholders of a complete liquidation or dissolution of the Company.

Restrictive Covenants And Other Conditions

The foregoing severance benefits payable upon termination of employment prior to or after a change in control to the applicable named executive officers (except Ms. O’Grady) are conditioned on, for Messrs. Essig, Henneman and Carlozzi, their execution of a mutual release.

In addition, for all of the applicable named executive officers, such benefits are consideration for the restrictive covenants set forth in their respective Agreements; provided, however, that such restrictive covenants would not apply to Mr. Essig if he is terminated by the Company without cause or he terminates his employment for good reason prior to a change in control. Specifically, during the term of their employment with the Company and the one year period thereafter (or for Mr. Essig, the two-year period thereafter), all of the named executive officers may not compete against the Company or solicit employees and customers of the Company.

Terminated Executive During 2007 Calendar Year

Effective as of September 6, 2007, Ms. Maureen Bellantoni terminated her employment as Executive Vice President and Chief Financial Officer of the Company. In connection with her termination, therewith, Ms. Bellantoni received payments and benefits totaling $346,271, which consisted of cash severance in the amount of $325,000, continued health benefits in the amount of $9,708 and $11,563 for accrued time off. These amounts were paid or provided to her pursuant to the Bellantoni Severance Agreement.

Summary of Potential Payments

The following table summarizes the payments that would be made by the Company to the named executive officers upon the events discussed above, assuming that each named executive officer’s termination of employment with the Company occurred on December 31, 2007 or a change in control of the Company occurred on December 31, 2007, as applicable:

	Termination
	Without
	Cause or					Termination
	With Good					Without Cause
	Reason				Upon a	or With Good
	(Before a				Change in	Reason (After
	Change in	Non-Renewal			Control (No	a Change in
Named Executive Officer	Control)	of Agreement	Death	Disability	Termination)	Control)

Stuart M. Essig
Cash Severance	$1,250,000	—	$550,000	$1,100,000	—	$3,839,000
Continued Health & Other Benefits(1)	$29,400	—	$14,700	$14,700	—	$29,400
Acceleration of Stock Options	$1,716,973	$1,716,973	$1,716,973	$1,716,973	$1,716,973	$1,716,973
Acceleration of Other Grants(2)	$31,447,500	$31,447,500	$31,447,500	$31,447,500	$52,412,500	$52,412,500
Fees/Interest(3)	—	—	—	—	—	$74,301
280G Gross-up Amount	—	—	—	—	—	—
Total	$34,443,873	$33,164,473	$33,729,173	$34,279,173	$54,129,473	$58,072,174
John B. Henneman, III
Cash Severance	$588,000	$588,000	$420,000	—	—	$1,758,120
Continued Health & Other Benefits(1)	$14,700	$14,700	$14,700	—	—	$44,100
Acceleration of Stock Options	$658,687	$658,687	$658,687	$658,687	$658,687	$658,687
Acceleration of Other Grants	$4,376,066	$2,832,404	$4,376,066	$4,376,066	$4,376,066	$4,376,066
Fees/Interest(3)	—	—	—	—	—	—
280G Gross-up Amount	—	—	—	—	—	—
Total	$5,637,453	$4,093,791	$5,469,453	$5,034,753	$5,034,753	$6,836,973
Gerard S. Carlozzi
Cash Severance	$588,000	$588,000	$420,000	—	—	$1,758,120
Continued Health & Other Benefits(1)	$14,700	$14,700	$14,700	—	—	$44,100
Acceleration of Stock Options	$658,642	$658,642	$658,642	$658,642	$658,642	$658,642
Acceleration of Other Grants	$4,376,066	$2,832,404	$4,376,066	$4,376,066	$4,376,066	$4,376,066
Fees/Interest(3)	—	—	—	—	—	—
280G Gross-up Amount	—	—	—	—	—	$961,373
Total	$5,637,408	$4,093,746	$5,469,408	$5,034,708	$5,034,708	$7,798,301
Judith O’Grady
Cash Severance	—	—	—	—	—	$555,433
Continued Health & Other Benefits(1)	—	—	—	—	—	$14,700
Acceleration of Stock Options	—	—	—	—	$69,795	$69,795
Acceleration of Other Grants	—	—	—	—	$310,030	$310,030
Fees/Interest	—	—	—	—	—	—
280G Gross-up Amount	—	—	—	—	—	—
Total	—	—	—	—	$379,825	$949,958

(1)	The cost of continued participation in the Company’s health and other employee benefit plans for each executive is assumed to be $1,225 per month.

(2)	Includes the value of certain vested and deferred restricted stock units.

(3)	The Essig, Henneman and Carlozzi Agreements provide for reasonable legal fees and expenses that may be incurred by each executive as a result of his termination of employment related to a change in control. However, the table does not include a value for these fees and expenses because they would be incurred only if there is a dispute under these Agreements. Thus, these amounts are undeterminable. For Mr. Essig only, the $74,301 value represents the interest on his cash severance payment if it is required to be delayed for six months because of the application of section 409A of the Code, with such interest applied at the rate of 3.84% compounded monthly.

Director Compensation

The Board of Directors believes that providing competitive compensation is necessary to attract and retain qualified non-employee directors. The key components of non-employee director compensation include an annual equity grant and an annual retainer.

Compensation.  The compensation of directors during 2007 included the compensation payable during the one-year period beginning with the Company’s 2006 Annual Meeting of Stockholders on May 17, 2006 and the one year period beginning with the Company’s 2007 Annual Meeting of Stockholders on May 17, 2007.

As compensation for their service during the one year period beginning with the Company’s 2006 Annual Meeting of Stockholders, non-employee directors were able to elect to receive an annual equity grant of 1,875 shares of restricted stock or options to purchase 7,500 shares of common stock (with the Chairman of the Board of Directors being able to elect to receive 2,500 shares of restricted stock instead of options to purchase 10,000 shares of common stock). Directors also received an annual retainer of $50,000, payable in one of four ways, at their election: (1) in cash, (2) in restricted stock, (3) one half in cash and one half in restricted stock, or (4) in options to purchase common stock (the number of options determined by valuing the options at 25% of the fair market value of our common stock underlying the option), with a maximum of 5,000 options.

In addition, effective as of the 2007 Annual Meeting of Stockholders, the annual retainer was increased to $55,000, payable in the four ways described above except that the cap on options was increased to 7,500 options.

The Company pays reasonable travel and out-of-pocket expenses incurred by non-employee directors in connection with attendance at meetings to transact business of the Company or attendance at meetings of the Board of Directors or any committee thereof.

The following table provides details of the total compensation earned by non-employee directors in 2007.

	Fees Earned or	Stock	Option
	Paid in Cash(1)	Awards(2)	Awards(2)(3)	Total
Name	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(h)

Thomas J. Baltimore, Jr.(4)	—	147,497	—	147,497
Keith Bradley	—	147,497	—	147,497
Richard E. Caruso	—	178,328	—	178,328
Neal Moszkowski	—	—	208,224	208,224
Christian Schade	26,549	27,477	130,575	184,601
James M. Sullivan	9,511	147,497	—	157,008
Anne M. VanLent	19,022	—	208,224	227,246

(1)	Includes amounts earned for 2007, but not paid until 2008.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in Note 2 of the Company’s financial statements in Item 15 of this Annual Report. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The aggregate number of options held by each director as of December 31, 2007 was as follows: Thomas J. Baltimore, Jr. — 0; Keith Bradley — 30,000; Richard E. Caruso — 55,000; Neal Moszkowski — 24,460; Christian Schade - 15,000; James M. Sullivan — 40,000 and Anne M. VanLent — 39,460. All of these options had vested as of such date. No shares of restricted stock were held by any director as of such date.

(4)	Mr. Baltimore joined the Board of Directors on March 5, 2007.

Stuart Essig, the Company’s President and Chief Executive Officer, is not included in this table because he is an employee of the Company and does not receive compensation for his services as a director. The compensation received by Mr. Essig as an employee of the Company is shown above in the Summary Compensation Table.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 regarding existing compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

	Number of Securities		Weighted-Average
	to be Issued Upon		Exercise Price of		Number of Securities
	Exercise of		Outstanding		Remaining Available for
	Outstanding Options,		Options, Warrants		Future Issuance Under
Plan Category	Warrants and Rights		and Rights		Equity Compensation Plans(1)

Equity compensation plans approved by stockholders	4,391,695	(2)	$30.81	(3)	2,116,168	(4)(5)
Equity compensation plans not approved by stockholders	—		—		—

Total	4,391,695		$30.81		2,116,168

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Consists of (a) 1,251,310 shares of common stock underlying Restricted Stock Units of which 500,000 were converted to shares and distributed on March 4, 2008, (b) 208,732 shares of common stock underlying outstanding performance stock, (c) 13,198 shares of common stock underlying outstanding contract stock and (d) 2,918,455 shares of common stock underlying outstanding options. Of these amounts, the following securities are issuable under the 2003 Plan, (a) 753,518 shares of common stock underlying Restricted Stock Units, (b) 208,732 shares of common stock underlying outstanding performance stock, (c) 10,990 shares of common stock underlying outstanding contract stock and (d) 2,666,091 shares of common stock underlying outstanding options.

(3)	Excluding the Restricted Units, performance stock and contract stock, the weighted average exercise price is $30.81.

(4)	Consists of 1,093,443 shares of common stock which remain available for issuance under the Employee Stock Purchase Plan and 1,022,725 shares which remain available for issuance under the other Approved Plans, including 993,220 shares under the 2003 Plan. The 1998 Stock Option Plan expired on February 26, 2008. Although 2,310 shares remained available for issuance under that plan as of December 31, 2007, no grants were made or shares issued after December 31, 2007 under that plan.

(5)	This number does not include the 750,000 additional shares proposed to be authorized for issuance under the 2003 Equity Incentive Plan as proposed by the Board to be amended, subject to stockholder approval.

Compensation Committee Interlocks and Insider Participation

Mr. Baltimore, Dr. Bradley and Mr. Moszkowski are the current members of the Compensation Committee. Dr. Bradley, Ms. VanLent and Dr. David Auth, a former director of the Company, served as members until May 17, 2006, and Dr. Bradley, Mr. Schade and Ms. VanLent served as members from May 17, 2006 through August 1, 2006. Mr. Schade served as a member from August 1, 2006 through May 17, 2007. None of these persons was an officer, employee or former officer of the Company or had any relationship requiring disclosure herein pursuant to Securities and Exchange Commission regulations. No executive officer of the Company served as a member of a compensation committee or a director of another entity under circumstances requiring disclosure under Securities and Exchange Commission regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of May 1, 2008 by: (a) each person or entity known to the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, based upon Company records or statements filed with the Securities and Exchange Commission; (b) each of the Company’s directors and nominees for directors; (c) each of the named executive officers; and (d) all executive officers, directors and nominees as a group. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person. Unless otherwise provided, the address of each individual listed below is c/o Integra LifeSciences Holdings Corporation, 311 Enterprise Drive, Plainsboro, NJ 08536.

	Amount and Nature of
	Beneficial Ownership
			Percent
Name and Address of Beneficial Owner	Shares(1)		of Class

Thomas J. Baltimore, Jr.	3,293		*
Keith Bradley, Ph.D.	36,197	(2)	*
Richard E. Caruso, Ph.D.	6,711,614	(3)	24.6%
Stuart M. Essig	2,217,813	(4)	7.8%
Neal Moszkowski	27,971	(5)	*
Christian S. Schade	16,223	(6)	*
James M. Sullivan	69,796	(7)	*
Anne M. VanLent	40,708	(8)	*
Maureen B. Bellantoni	0		*
John B. Henneman, III	231,775	(9)	*
Gerard S. Carlozzi	61,785	(10)	*
Jerry E. Corbin	6,385		*
Judith E. O’Grady	79,225	(11)	*
All directors, nominees for director and executive officers as a group (13 persons)	9,502,785	(12)	33.1%
FMR LLC and Edward C. Johnson 3d	3,425,735	(13)	12.6%
82 Devonshire Street
Boston, MA 02109
Provco Leasing Corporation	6,614,543	(14)	24.2%
209B Bayard Building
3411 Silverside Road
Wilmington, DE 19810
TRU ST PARTNERSHIP, L.P.	6,591,205	(15)	24.1%
795 E. Lancaster Avenue, Suite 200
Villanova, PA 19085
Neuberger Berman Inc., Neuberger Berman, LLC, Neuberger	2,852,195	(16)	10.4%
Berman Management Inc, and Neuberger Berman Equity Funds
605 Third Avenue
New York, NY 10158
T. Rowe Price Associates, Inc.	2,224,300	(17)	8.1%
100 E. Pratt Street
Baltimore, MD 21202
William Blair & Company, L.L.C	1,993,280	(18)	7.3%
222 W. Adams Street
Chicago, IL 60606
Oz Management LP, Och-Ziff Holding Corporation, Och-Ziff	1,437,962	(19)	5.3%
Capital Management Group LLC, Daniel S. Och and Oz
Master Fund, Ltd.

*	Represents beneficial ownership of less than 1%.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days of May 1, 2008 upon the exercise of an option or other convertible security are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.

(2)	Consists of 30,000 shares that Dr. Bradley has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(3)	Includes 6,591,205 shares held by TRU ST PARTNERSHIP, L.P., a Pennsylvania general partnership (“TRU ST”) (also see footnote 15 below). Also includes 23,338 shares held by Provco Leasing Corporation (“Provco”), of which Dr. Caruso is President and sole director and 19,000 shares held by The Uncommon Individual Foundation, of which Dr. Caruso is the Chief Executive Officer. Provco is the corporate general partner of TRU ST. Dr. Caruso may be deemed to have shared voting and dispositive power over the shares held by TRU ST and Provco. Also includes 38,071 shares owned by Dr. Caruso and 40,000 shares that Dr. Caruso has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him. Dr. Caruso disclaims beneficial ownership of the shares held by TRU ST, except to the extent of his pecuniary interest therein. Dr. Caruso’s address is c/o TRU ST PARTNERSHIP, L.P, 795 E. Lancaster Avenue, Suite 200, Villanova, PA 19085.

(4)	Includes 963,085 shares that Mr. Essig has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him. Excludes outstanding Restricted Units awarded to Mr. Essig in 2004, which entitle him to receive an aggregate of 750,000 shares of common stock. These 750,000 Restricted Units held by Mr. Essig vested on the grant date, but are not yet deliverable and do not give him the right to acquire any shares within 60 days of May 1, 2008. Pursuant to the terms of a forward sale contract entered into with Credit Suisse First Boston Capital LLC on December 14, 2004, Mr. Essig is obligated to deliver to Credit Suisse First Boston Capital LLC on March 28, 2013 between 264,550 and 500,000 shares of common stock (or, at the election of Mr. Essig, the cash equivalent of such shares). Mr. Essig retains voting power over these shares pending the settlement of the forward sale contract.

(5)	Includes 24,460 shares that Mr. Moszkowski has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(6)	Includes 15,000 shares that Mr. Schade has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(7)	Includes 30,000 shares that Mr. Sullivan has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(8)	Includes 39,460 shares that Ms. VanLent has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by her.

(9)	Includes 203,703 shares that Mr. Henneman has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(10)	Includes 58,700 shares that Mr. Carlozzi has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by him.

(11)	Includes 53,600 shares that Ms. O’Grady has the right to acquire within 60 days of May 1, 2008 upon the exercise of options held by her.

(12)	See footnotes 2 through 11 above.

(13)	FMR LLC, a holding company of investment companies, and Edward C. Johnson 3d each report beneficially owning and having sole dispositive power over 3,425,735 shares of which FMC LLC has sole voting power over 864,558 shares. Of the 3,425,735 shares, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the “1940 Act”), is the beneficial owner of 2,499,717 shares as a result of acting as such an investment advisor, Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole dispositive power over 2, 499,717 shares owned by the funds. Members of the family of Mr. Johnson, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all

Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the voting agreement, members of the Johnson family group may be deemed under the 1940 Act to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the fund’s board of trustees. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and an investment advisor registered under the 1940 Act, is the beneficial owner of 120,200 shares as a result of its serving as an investment advisor. Mr. Johnson and FMR LLC, through its control of PGALLC, each has sole dispositive power and sole voting power over 120,200 shares. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined under Section 3(a)(6) of the Exchange Act, is the beneficial owner of 731,609 shares as a result of its serving as an investment manager. Mr. Johnson and FMR LLC, through its control of PGATC, each has sole dispositive power over 731,609 shares and sole voting power over 670,149 shares. Fidelity International Limited (“FIL”) is the beneficial owner of 74,209 shares. Partnerships controlled predominately by members of the family of Mr. Johnson and FIL, or trusts for their benefit, own shares of FIL stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act. However, FMR LLC made the filing of its Schedule 13G/A on a voluntary basis as if all the shares are beneficially owned by FMR LLC and FIL on a joint basis. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G/A filed by FMR LLC with the Securities and Exchange Commission on February 13, 2008.

(14)	Includes 6,591,205 shares held by TRU ST (see footnote 15 below), of which Provco is the general corporate partner. Provco may be deemed to have shared voting and dispositive power over these shares.

(15)	Pursuant to the terms of a forward sale contract entered into with Credit Suisse First Boston Capital LLC on November 23, 2004, TRU ST is obligated to deliver to Credit Suisse First Boston Capital LLC on January 15, 2013 between 322,581 and 600,000 shares of common stock (or, at the election of TRU ST, the cash equivalent of such shares). TRU ST retains voting power over these shares pending the settlement of the forward sale contract.

(16)	Neuberger Berman Inc. and Neuberger Berman, LLC each have shared dispositive power over all of these shares, shared voting power over 2,415,402 of these shares and sole voting power over 1,600 of these shares Neuberger Berman Management Inc has shared dispositive power over and shared voting power over 2,415,402 of these shares. Neuberger Berman Equity Funds has shared dispositive power over and shared voting power over 2,398,802 of these shares The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G/A filed by Neuberger Berman Inc., Neuberger Berman, LLC, Neuberger Berman Management Inc, and Neuberger Berman Equity Funds with the Securities and Exchange Commission on February 8, 2008.

(17)	T. Rowe Price Associates, Inc. (“T. Rowe Price”) has sole dispositive power over all of these shares and has sole voting power over 255,200 of these shares. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G/A filed by T. Rowe Price with the Securities and Exchange Commission on February 14, 2008.

(18)	William Blair & Company, L.L.C. (“William Blair”) has sole dispositive and voting power over all of these shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G/A filed by William Blair with the Securities and Exchange Commission on January 9, 2008.

(19)	Oz Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC and Daniel S. Och. have shared dispositive voting power and shared voting power over these shares. Oz Master Fund, Ltd.

has shared dispositive power and shared voting power over 1,421,231 of these shares. For purposes of the reporting requirements of the Exchange, Oz Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC, Daniel S. Och and Oz Master Fund, Ltd. may be deemed to be a beneficial owner of such securities; however, each of them expressly disclaims that it or he is, in fact, the beneficial owner of such securities. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G filed by Oz Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC, Daniel S. Och and Oz Master Fund, Ltd with the Securities and Exchange Commission on March 10, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Pursuant to a written policy, the Company reviews all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in excess of $100,000 in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $100,000, and in which any Related Person had, has or will have a direct or indirect interest. For purposes of the policy, a “Related Person” means:

(a) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

(b) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities;

(c) any immediate family member of any of the foregoing persons; and

(d) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

If the Company’s legal department determines that a proposed transaction is a transaction for which approval is required under applicable rules and regulations of the Securities and Exchange Commission, the proposed transaction shall be submitted to the Audit Committee for consideration.

The Audit Committee, will consider all of the relevant facts and circumstances available to the Committee, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Audit Committee shall approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in good faith.

The policy provides that the above determination should be made at the next Audit Committee meeting. In those instances in which the legal department, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, the transaction shall be presented to the Chair of the Audit Committee (who will possess delegated authority to act between Audit Committee meetings).

Related Person Transactions

The Company leases its manufacturing facility in Plainsboro, New Jersey from Plainsboro Associates, a New Jersey general partnership. Ocirne, Inc., a subsidiary of Provco Industries, owns a 50% interest in Plainsboro Associates. Provco Industries’ stockholders are trusts whose beneficiaries include the children of Dr. Caruso, the

Chairman and a principal stockholder of the Company. Dr. Caruso is the President of Provco Industries. The Company paid $234,371 in rent for this facility during 2007.

Director Independence

The Board of Directors has determined that all of the Company’s directors, except for Mr. Essig, are independent, as defined by the applicable NASDAQ Stock Market listing standards. In making this decision with respect to Dr. Caruso, the Board of Directors considered that the Company leases certain production equipment from an entity controlled by Dr. Caruso and leases a manufacturing facility that is 50% owned by a subsidiary of Provco Industries. Provco’s stockholders are trusts whose beneficiaries include the children of Dr. Caruso. Dr. Caruso is the President of Provco. In making this decision with respect to Mr. Sullivan, who serves as Executive Vice President of Lodging Development of Marriott International, Inc., the Board of Directors considered that the Company makes payments to Marriott International, Inc. and its franchisees for hotel rooms and meeting facilities and concluded that such payments do not affect Mr. Sullivan’s independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of PricewaterhouseCoopers LLP served as our independent registered public accounting firm for fiscal year 2007 and has been selected by the Audit Committee to serve in the same capacity for fiscal year 2008.

During fiscal year 2007, PricewaterhouseCoopers LLP not only provided audit services, but also rendered other services, including tax and acquisition-related due diligence services.

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP and affiliated entities for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees and Tax Fees. The nature of the services provided in each such category is described following the table.

	Actual Fees
	2007	2006
	(In thousands)

Audit Fees	$3,805	$2,174
Audit-Related Fees	773	284
Total Audit and Audit-Related Fees	$4,578	$2,458
Tax Fees	194	377
Total Fees	$4,772	$2,835

The nature of the services provided in each of the categories listed above is described below:

Audit Fees — Consists of professional services rendered for the integrated audit of the consolidated financial statements of the Company, quarterly reviews, statutory audits, consents, and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees — Consists of services related to an employee benefits plan audit, financial due diligence and accounting consultations in connection with proposed acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees — Consists of tax compliance (review and preparation of corporate tax returns, assistance with tax audits, review of the tax treatment for certain expenses, extra-territorial income analysis, transfer pricing documentation for compliance purposes and tax due diligence relating to acquisitions) and state and local tax planning and consultations with respect to various domestic and international tax planning matters.

No other fees were incurred to PricewaterhouseCoopers LLP during 2006 or 2007.

All fees described above were approved by the Audit Committee.

Pre-Approval of Audit and Non-Audit Services

Under the Audit Committee Charter, the Audit Committee must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The policy, as described below, sets forth the procedures and conditions for such pre-approval of services to be performed by the independent registered public accounting firm.

Management submits requests for approval in writing to the Audit Committee, which meets to discuss such requests and to approve or decline to approve the requests. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.  Financial Statements.

The following financial statements and financial statement schedules are filed as a part of this report:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-3
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedules.

Financial Statement Schedule	F-49
EX-10.12.C: AMENDMENT 2008-1 TO THE SECOND AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.15.B: AMENDMENT 2008-1 TO THE AMENDED AND RESTATED 2005 EMPLOYMENT AGREEMENT
EX-10.16.B: AMENDMENT 2008-1 TO THE AMENDED AND RESTATED 2005 EMPLOYMENT AGREEMENT
EX-10.17.B: SEVERANCE AGREEMENT
EX-10.25.C: AMENDMENT 2008-1 TO THE STUART M. ESSIG CONTRACT STOCK/RESTRICTED UNITS AGREEMENT
EX-10.35.B: AMENDMENT 2008-1 THE THE JOHN B. HENNEMAN, III PERFORMANCE STOCK AGREEMENT
EX-10.36.B: AMENDMENT 2008-1 TO THE GERARD S. CARLOZZI PERFORMANCE STOCK AGREEMENT
EX-10.37.B: NEW FORM OF PERFORMANCE STOCK AGREEMENT FOR GERARD S. CARLOZZI AND JOHN B. HENNEMAN, III
EX-10.43.C: INCENTIVE COMPENSATION PLAN, AS AMENDED AND RESTATED
EX-21: SUBSIDIARIES OF THE COMPANY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

All other schedules not listed above have been omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits required to be filed by Item 601 of Regulation S-K.

3	.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3	.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3	.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3.2		Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
4.1		Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2		Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4	.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4	.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4	.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4	.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4	.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4.4		Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5		Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.6		Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7		Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)

4.8		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9		Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11		Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.13		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10	.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)
10	.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2		Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.3		Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4		1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5		1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*
10	.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9		2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.10		2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11		2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10	.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig*
10.13		Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company*
10	.16(a)	Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.16(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company*
10	.17(a)	Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10	.17(b)	Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008*
10.18		Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10	.19(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10	.19(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.20		Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.21		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.22		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.24		Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10	.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004*
10.26		Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.28		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.29		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.30		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.31		Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10.32		Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*
10.33		Form of Restricted Stock Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10.34		Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10	.35(a)	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.35(b)	Amendment 2008-1, dated as of January 2, 2008, to the John B. Henneman, III Performance Stock Agreement, dated as of January 3, 2006*
10	.36(a)	Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.36(b)	Amendment 2008-1, dated as of January 2, 2008, to the Gerard S. Carlozzi Performance Stock Agreement, dated as of January 3, 2006*
10	.37(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10	.37(b)	New Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III*
10.38		Employment Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.39		Performance Stock Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40		Separation Agreement between Maureen B. Bellantoni and Integra LifeSciences Holdings Corporation dated as of September 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2007)
10.41		Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.42		Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10	.43(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10	.43(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10	.43(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008*
10.44		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.45		Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.46		Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.47		Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49	Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
21	Subsidiaries of the Company
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: May 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig Stuart M. Essig	President, Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2008

/s/ John B. Henneman, III John B. Henneman, III	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	May 16, 2008

/s/ Jerry E. Corbin Jerry E. Corbin	Vice President and Corporate Controller (Principal Accounting Officer)	May 16, 2008

/s/ Richard E. Caruso, Ph.D. Richard E. Caruso, Ph.D.	Chairman of the Board	May 16, 2008

/s/ Thomas J. Baltimore, Jr. Thomas J. Baltimore, Jr.	Director	May 16, 2008

/s/ Keith Bradley, Ph.D. Keith Bradley, Ph.D.	Director	May 16, 2008

/s/ Neal Moszkowski Neal Moszkowski	Director	May 16, 2008

/s/ Christian Schade Christian Schade	Director	May 16, 2008

/s/ James M. Sullivan James M. Sullivan	Director	May 16, 2008

/s/ Anne M. VanLent Anne M. VanLent	Director	May 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and Subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) the complement of its personnel; (2) certain financial statement accounts reconciliation; (3) the recording and elimination of intercompany transactions; (4) the completeness and accuracy of its income tax provision; and (5) the system configuration, segregation of duties and access to key financial reporting systems existing as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement obligations in 2006 and the manner in which it accounts for uncertainty in income taxes in 2007.

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

As described in Management’s Report of Internal Control Over Financial Reporting, management has excluded Precise Dental Holding Corporation (“Precise”), IsoTis, Inc. (“IsoTis”), Physician Industries, Inc., (“Physician Industries”) and LXU Healthcare, Inc. (“LXU”) from its assessment of internal control over financial reporting as of December 31, 2007, because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Precise, IsoTis, Physician Industries and LXU from our audit of internal control over financial reporting. Precise, IsoTis, Physician Industries and LXU are wholly owned entities of the Company whose total assets and total revenues represent approximately 14% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/  PricewaterhouseCoopers LLP

Florham Park, New Jersey
May 16, 2008

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	In thousands, except per share amounts

Total revenue, net	$550,459	$419,297	$277,935

COSTS AND EXPENSES
Cost of product revenues	214,674	168,314	107,052
Research and development	30,658	25,732	11,960
Selling, general and administrative	225,187	157,706	98,273
Intangible asset amortization	12,652	8,801	4,545

Total costs and expenses	483,171	360,553	221,830

Operating income	67,288	58,744	56,105
Interest income	3,552	2,194	3,900
Interest expense	(13,749)	(10,620)	(4,165)
Other income (expense), net	2,971	(2,010)	(739)

Income before income taxes	60,062	48,308	55,101
Provision for income taxes	26,591	18,901	17,907

Net income	$33,471	$29,407	$37,194

Basic net income per share	$1.21	$1.00	$1.23
Diluted net income per share	$1.13	$.97	$1.15
Weighted average common shares outstanding:
Basic	27,712	29,300	30,195
Diluted	29,578	32,747	34,565

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	Year Ended
	December 31,
	2007	2006
	In thousands

ASSETS
Current Assets:
Cash and cash equivalents	$57,339	$22,697
Trade accounts receivable, net of allowances of $7,816 and $4,114	103,539	85,018
Inventories, net	144,535	94,387
Deferred tax assets	22,254	10,010
Prepaid expenses and other current assets	12,264	9,649

Total current assets	339,931	221,761
Property, plant, and equipment, net	61,730	42,559
Intangible assets, net	195,766	179,716
Goodwill	207,438	162,414
Other assets	13,147	7,168

Total assets	$818,012	$613,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$100,000
Convertible securities	119,962	119,542
Accounts payable, trade	23,232	20,329
Deferred revenue	2,901	4,319
Accrued compensation	16,877	12,454
Accrued expenses and other current liabilities	28,699	17,373

Total current liabilities	191,671	274,017
Long-term convertible securities	330,000	508
Deferred tax liabilities	16,052	31,356
Other liabilities	19,860	11,575

Total liabilities	557,583	317,456

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 32,252 and 31,464 issued	323	315
Additional paid-in capital	395,266	367,277
Treasury stock, at cost; 6,354 and 4,147 shares	(252,380)	(145,846)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	19,768	10,045
Pension liability adjustment, net of tax	(723)	(1,965)
Retained earnings	98,175	66,336

Total stockholders’ equity	260,429	296,162

Total liabilities and stockholders’ equity	$818,012	$613,618

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	In thousands

OPERATING ACTIVITIES:
Net income	$33,471	$29,407	$37,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,627	19,018	11,313
In-process research and development	4,600	5,875	500
(Gain) loss on sale of assets/investments	(111)	755	—
Amortization of bond issuance costs	1,412	2,096	820
Excess tax benefits from stock-based compensation arrangements	(1,224)	(1,335)	—
Deferred income tax (benefit) provision	(12,720)	3,235	9,895
Amortization of discount/premium on investments	—	364	1,908
Share-based compensation	15,394	14,115	146
Other, net	791	336	(41)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,841)	(26,131)	491
Inventories	(18,591)	3,461	(9,984)
Prepaid expenses and other current assets	616	(2,465)	30
Other non-current assets	364	(799)	(66)
Accounts payable, accrued expenses and other current liabilities	118	14,011	(1,494)
Income taxes payable	1,235	7,496	6,294
Deferred revenue	(3,071)	2,409	(158)
Other liabilities	1,956	(146)	—

Net cash provided by operating activities	47,026	71,702	56,848

INVESTING ACTIVITIES:
Proceeds from the sales of investments	—	109,872	93,315
Proceeds from sales of property and equipment	411	689	—
Purchases of available for sale investments	—	(13,074)	(65,499)
Purchases of property and equipment	(22,572)	(11,520)	(8,053)
Cash used in acquisitions, net of cash acquired	(100,810)	(228,662)	(50,602)

Net cash (used in) investing activities	(122,971)	(142,695)	(30,839)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	75,000	162,000	—
Repayment of loans and credit facility	(175,045)	(63,530)	(245)
Proceeds from issuance of convertible notes	330,000	—	—
Proceeds from sale of stock purchase warrants	21,662	—	—
Purchase option hedge on convertible notes	(46,771)	—	—
Convertible note issuance and other financing costs	(9,832)	—	(1,132)
Proceeds from exercised stock options and warrants	18,781	15,867	9,382
Purchases of treasury stock	(106,534)	(70,031)	(56,341)
Excess tax benefits from stock-based compensation arrangements	1,224	1,335	—

Net cash provided by (used in) financing activities	108,485	45,641	(48,336)

Effect of exchange rate changes on cash and cash equivalents	2,102	1,160	(639)

Net increase (decrease) in cash and cash equivalents	34,642	(24,192)	(22,966)
Cash and cash equivalents at beginning of period	22,697	46,889	69,855

Cash and cash equivalents at end of period	$57,339	$22,697	$46,889

Cash paid during the year for interest	$10,870	$8,060	$3,275
Cash paid during the year for income taxes	38,664	16,395	7,721
Supplemental non-cash disclosure:
Acquisition fees included in liabilities	$1,478	$—	$1,123
Property and equipment purchases included in liabilities	294	765	199

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Retained
				Additional	Comprehensive	Earnings /
	Preferred	Common	Treasury	Paid-In	Income	(Accumulated	Total
	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	In thousands

Balance, December 31, 2004	$—	$292	$(19,474)	$320,602	$6,668	$(265)	$307,823
Net income						37,194	37,194
Realized gains on investments					18		18
Unrealized losses on investments, net of tax					(1)		(1)
Foreign currency translation					(11,375)		(11,375)
Minimum pension liability adjustment, net of tax					(83)		(83)

Total comprehensive income							$25,753

Issuance of 621 shares of common stock through employee benefit plans		6		9,170			9,176
Share-based compensation				146			146
Tax benefit related to stock option exercises and issuance of restricted stock				3,261			3,261
Repurchase 1,650 shares of common stock			(56,341)				(56,341)

Balance, December 31, 2005	$—	$298	$(75,815)	$333,179	$(4,773)	$36,929	$289,818
Net income						29,407	29,407
Realized gains on investments					254		254
Reversal of Unrealized losses on investments, net of tax					547		547
Foreign currency translation					12,345		12,345
Minimum pension liability adjustment, net of tax					(293)		(293)

Total comprehensive income							$42,260

Issuance of 1,649 shares of common stock through employee benefit plans		17		15,888			15,905
Tax benefit related to stock option exercises and issuance of restricted stock				3,237			3,237
Share-based compensation				14,973			14,973
Repurchase 1,779 shares of common stock			(70,031)				(70,031)

Balance, December 31, 2006	$—	$315	$(145,846)	$367,277	$8,080	$66,336	$296,162

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
					Other	Retained
				Additional	Comprehensive	Earnings /
	Preferred	Common	Treasury	Paid-In	Income	(Accumulated	Total
	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	In thousands

Balance, December 31, 2006	$—	$315	$(145,846)	$367,277	$8,080	$66,336	$296,162
Net income						33,471	33,471
Foreign currency translation					9,723		9,723
Minimum pension liability adjustment, net of tax					1,242		1,242

Total comprehensive income							$44,436

Issuance of 788 shares of common stock through employee benefit plans		8		18,528			18,536
Tax benefit related to call options on convertible notes				17,542			17,542
Tax benefit related to stock option exercises and issuance of restricted stock				3,087			3,087
Share-based compensation				15,478			15,478
Repurchase 2,207 shares of common stock			(106,534)				(106,534)
Purchase option hedge on convertible notes				(46,771)			(46,771)
Sale of stock purchase warrants				21,662			21,662
Equity portion of debt issuance costs				(1,573)			(1,573)
Cumulative effect of the adoption of FIN 48						(1,632)	(1,632)
Convertible note share conversion				36			36

Balance, December 31, 2007	$—	$323	$(252,380)	$395,266	$19,045	$98,175	$260,429

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

BASIS OF PRESENTATION

These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company has made all necessary adjustments so that the financial statements are presented fairly and all such adjustments are of a normal recurring nature except as described in Adjustments below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. See Note 3, Acquisitions, for details of new subsidiaries included in the consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets and goodwill, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of intangible assets and in-process research and development, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

ADJUSTMENTS

During 2007, the Company noted certain adjustments which related to prior periods. Because these changes are not material to the current or previous periods, we have recorded them in 2007.

The impact of recording these adjustments during 2007 resulted in a net increase to operating income and pre-tax expense includes $1.3 million and $1.7 million, respectively. In addition, income tax expense includes approximately $1.5 million of expense associated with prior years. After considering the after-tax impact of the pre-tax adjustments combined with the specific tax adjustments noted above, there was a decrease to 2007 net income of $0.5 million as a result of recording these out of period adjustments. See Note 16, Selected Quarterly Information — Unaudited, for a discussion of the impact of out of period corrections in the fourth quarter of 2007 related to prior annual and quarterly periods.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to their liquidation in 2006, securities were carried at fair value, which was based on quoted market prices. Increases and decreases in fair value were recorded as unrealized gains and losses in other comprehensive income. Realized gains and losses were determined on the specific identification cost basis and reported in other income (expense), net. Management evaluated its available-for-sale investments for other-than-temporary impairment when the fair value of the investment was lower than its book value. Factors that were considered when evaluating for other-than-temporary impairment included: the length of time and the extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; interest rates, credit risk, the value of any underlying portfolios or investments; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

TRADE ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when the Company feels it is probable that the receivable will not be recovered.

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Finished goods	$103,172	$74,324
Work in process	27,812	14,416
Raw materials	37,639	20,433
Less: reserves	(24,088)	(14,786)

Total inventories, net	$144,535	$94,387

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. In June 2006, the Company recorded a $1.2 million charge to research and development related to pre-approval inventory including amounts capitalized in the first half of 2006 associated with a project to develop an ultrasonic aspirator system. The Company discontinued this project in June 2006 following management’s review of the Company’s existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. Management determined that there was no future alternative use for the pre-approval inventory in any other development project. No such amounts were capitalized at December 31, 2007 or 2006.

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

Property, plant and equipment balances and corresponding lives were as follows:

	December 31
	2007	2006	Lives
	(In thousands)

Land	$1,861	$1,405
Buildings	6,187	3,762	30-40 years
Leasehold improvements	24,035	18,364	2-22 years
Machinery and equipment	31,950	26,108	2-15 years
Furniture, fixtures and information systems	33,671	25,279	3-10 years
Construction in progress	11,061	5,818

Total	108,765	80,736
Less: Accumulated depreciation	(47,035)	(38,177)

	$61,730	$42,559

Depreciation expense associated with property, plant and equipment was $8.8 million, $7.3 million and $5.3 million in 2007, 2006, and 2005, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the carrying amount of goodwill in 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Goodwill, beginning of year	$162,414	$68,364
Denlite acquisition	207	—
Luxtec/LXU acquisition	8,667	—
Physician Industries acquisition	1,218	—
IsoTis acquisition	27,547	—
Precision Dental acquisition	4,468	—
Miltex working capital adjustments	1,028	—
CML earnout payment adjustment	682	—
Radionics working capital adjustment	(2,132)	—
Radionics acquisition	—	21,054
Newdeal working capital adjustment	—	694
Miltex acquisition	—	43,018
Kinetikos Medical acquisition	—	23,089
Foreign currency translation and other	3,339	6,195

Goodwill, end of year	$207,438	$162,414

The components of the Company’s identifiable intangible assets were as follows:

	Weighted	December 31, 2007			December 31, 2006
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	13 years	$51,673	$(11,663)	$40,010	$35,632	$(8,573)	$27,059
Customer relationships	12 years	75,719	(17,548)	58,171	67,872	(10,671)	57,201
Trademarks/brand names	34 years	40,769	(5,202)	35,567	35,350	(4,029)	31,321
Trademarks/brand names	Indefinite	31,600	—	31,600	31,600	—	31,600
Noncompetition agreement	5 years	6,504	(4,486)	2,018	7,151	(4,079)	3,072
Supplier relationships	30 years	29,300	(1,595)	27,705	29,300	(620)	28,680
All other	15 years	1,531	(836)	695	1,620	(837)	783

		$237,096	$(41,330)	$195,766	$208,525	$(28,809)	$179,716

Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $16.8 million, $11.7 million, and $6.1 million, respectively. Annual amortization expense is expected to approximate $16.6 million in 2008, $15.2 million in 2009, $13.4 million in 2010, $13.3 million in 2011, $12.6 million in 2012 and $93.1 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. Amortization of product technology-based intangible assets, which totaled $4.2 million and $2.8 million, in 2007 and 2006, respectively, is presented by the Company within cost of product revenues.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTEGRA FOUNDATION

The Company may periodically make a contribution to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $1.1 million, $1.0 million and $0.3 million to the Integra Foundation in 2007, 2006 and 2005, respectively. These contributions were recorded in selling, general, and administrative expense.

DERIVATIVES

The Company reports all derivatives at their estimated fair value and records changes in fair value in current earnings or defers these changes until a related hedged item is recognized in earnings, depending on the nature and effectiveness of the hedging relationship. The designation of a derivative as a hedge is made on the date the derivative contract is executed. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, the Company discontinues hedge accounting. All hedge ineffectiveness is included in current period earnings in interest expense.

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

FOREIGN CURRENCY

All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in Other income (expense), net.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 — Accounting for Income Taxes, or SFAS 109, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REVENUE RECOGNITION

Total revenues, net, include product sales, product royalties and other revenues, such as fees received under research, licensing, and distribution arrangements, research grants, and technology-related royalties.

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

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $8.5 million, $6.1 million and $5.9 million were recorded in selling, general and administrative expense during 2007, 2006 and 2005, respectively.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued warranty expense consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Beginning balance	$1,325	$696
Liability acquired through acquisition	21	358
Change in estimate	(323)	300
Deductions	(253)	(29)

	$770	$1,325

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

In 2007, the Company recorded a $4.6 million in-process research and development charge related to the IsoTis acquisition related to technology that has not yet reached feasibility and has no alternative future use. In 2006, the Company recorded a $5.9 million in-process research and development charge related to the KMI acquisition and a $0.5 million charge related to an upfront payment pursuant to a new product development alliance. In 2005, the Company recorded a $0.5 million in-process research and development charge from its acquisition of intellectual property and clinical trial data related to technology that can be used in the management of cerebrospinal fluid flow within the brain.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee stock-based compensation expense recognized under SFAS 123R was as follows (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Research and development expense	$732	$639
Selling, general and administrative	14,341	13,161
Amortization of amounts previously capitalized to inventory	321	315

Total employee stock-based compensation expense	15,394	14,115
Total tax benefit related to employee stock-based compensation expense	5,376	4,550

Net effect on net income	$10,018	$9,565

As of December 31, 2007 and 2006, $84,305 and $78,538, respectively, of stock-based compensation costs remain capitalized in inventory based on the underlying employees receiving the awards.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal Year Ended
December 31, 2005
(In thousands, except
per share amounts)

Net income:
As reported	$37,194
Add back: Total share-based employee compensation expense determined under the intrinsic value-based method for all awards, net of related tax effects	103
Less: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(7,264)

Pro forma	$30,033

Net income per share:
Basic
As reported	$1.23
Pro forma	$0.99
Diluted
As reported	$1.15
Pro forma	$0.94

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	2007	2006		2005

Dividend yield	0%	0%		0%
Expected volatility	32%	39	%(1)	43%
Risk free interest rate(2)	3.19 to 5.20%	4.3 to 5.1%		3.8%
Expected life of option from grant date	6.6 years	6.1 years		5.4 years

(1)	A volatility rate of 39% in 2006 that decreases 1% in each subsequent year for the length of the term was used.

(2)	Risk free interest rates ranged based on the duration of the grant.

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

PENSION BENEFITS

Pension plans cover certain former U.S. employees of Miltex, as well as certain employees in the UK and former employees in Germany. Various factors are considered in determining the pension liability, including the number of employees expected to be paid their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions. If the actual results and events for the pension plans differ from current assumptions, the benefit obligation may be over or under valued.

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

Pension contributions are expected to be consistent over the next few years since the Miltex and Germany plans are frozen and the UK plan is closed to new participants. Contributions to the plans for 2007 and 2006 were $0.5 million and $0.3 million, respectively.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $2.0 million increase to reserves resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million as of January 1, 2007 and an increase to goodwill of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million for the portion associated with a tax reserve related to a recent acquisition. Including this “cumulative effect” adjustment, the Company had unrecognized tax reserves of $8.1 million at January 1, 2007, of which $1.1 million related to accrued interest and penalties. In 2007, these unrecognized tax benefits are classified as long-term income taxes payable in the consolidated balance sheet.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal 2003. All significant state and local matters have been concluded through fiscal 2003. All significant foreign matters have been settled through fiscal 2001. The IRS has begun an examination of the tax returns of the Company’s subsidiary in Puerto Rico for fiscal 2004 and 2005 and of the Company’s U.S. consolidated Federal returns for 2005 and 2006. At this time the Company does not anticipate that any material adjustments will result from these examinations. Other than these matters, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently assessing the impact of adopting FSP APB 14-1, which it believes may be material to its financial condition and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 is not expected to affect the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact this new standard will have on its financial position and results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 — Fair Value Measurements, or SFAS 157. This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities and requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS-157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal year beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.

3.	ACQUISITIONS

BUSINESS COMBINATIONS

Precise Dental

On December 1, 2007 the Company acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments and acquisition expenses of $292,000. The Precise Dental family of companies is comprised of Precise Dental Products, Ltd., Precision Dental International, Inc., Precise Dental Holding Corp. and Precise Dental Internacional, S.A. de C.V., a Mexican corporation. The companies develop, manufacture, procure, market and sell endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies have procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. The Company will integrate the acquired Canoga Park procurement and distribution functions into its York, Pennsylvania dental operations and will manage the manufacturing operations in Mexico.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$25
Inventory	3,243
Accounts receivable	820
Other current assets	65
Property, plant and equipment	603
Other assets	10
Intangible assets:		Wtd. Avg. Life

Technology	421	15 years
Customer relationships	2,971	15 years
Noncompetition agreements	100	5 years
Trade name	285	20 years
Goodwill	4,468

Total assets acquired	13,011

Accounts payable and other current liabilities	594
Deferred tax liability	1,625

Total liabilities assumed	2,219

Net assets acquired	$10,792

Management determined the preliminary fair value of assets acquired during the fourth quarter 2007. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Precise’s future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets and deferred income taxes. Additional changes are not expected to be significant as the allocations are finalized.

IsoTis

On October 29, 2007, the Company acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.4 million. IsoTis, Inc and subsidiaries is comprised of IsoTis, Inc., IsoTis OrthoBiologics, Inc., IsoTis NV and IsoTis International SA. IsoTis, based in Irvine, CA, is an orthobiologics company that develops, manufacturers and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. IsoTis’ current commercial business is highlighted by its Accell® line of products, which it believes represents the next generation in bone graft substitution.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$10,666
Inventory	17,796
Other current assets	10,502
Property and equipment, net	3,841
Intangible assets:		Wtd. Avg. Life

Developed product technology — Generation I	3,400	10 years
Developed product technology — Generation II	11,000	15 years
In-process research and development	4,600	Expensed immediately
Goodwill	27,547
Other assets	500

Total assets acquired	89,852

Current liabilities	16,209
Deferred revenue and other liabilities	5,256

Total liabilities	21,465

Net assets acquired	$68,387

Management determined the preliminary fair value of assets acquired during the fourth quarter 2007. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $4.6 million in the fourth quarter of 2007 in connection with this acquisition, which is included in Research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from IsoTis’ future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets, deferred taxes and final assessment of certain pre-acquisition tax and other contingencies. Additional changes are not expected to be significant as the allocations are finalized.

Physician Industries

On May 11, 2007, the Company acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, the Company may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with the Company’s similar Spinal Specialties products line and the products are sold under the name Integra Pain Management.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$1,063
Accounts receivable	926
Property, plant and equipment	81
Intangible assets:		Wtd. Avg. Life

Customer relationships	1,191	10 years
Noncompetition agreements	100	5 years
Trade name	57	<1 year
Goodwill	1,218

Total assets acquired	4,636

Accounts payable and other current liabilities	538

Total liabilities assumed	538

Net assets acquired	$4,098

Management determined the preliminary fair value of assets acquired during the second quarter 2007. The purchase price allocation was finalized during the fourth quarter with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Physician Industries’ future cash flows.

LXU Healthcare, Inc.

On May 8, 2007, the Company acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing subject to certain adjustments and $0.5 million of acquisition-related expenses. LXU is operated as part of the Company’s surgical instruments business. We received proceeds of $0.4 million from escrow accounts in the third quarter relating to adjustments for working capital and benefit plans, which was accounted for as a reduction in the total purchase price. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:

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

As was the intention at the time of the acquisition, the Company has wound down the Bimeco business, which was not aligned with the Company’s strategy. The Company has integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$7,700
Accounts receivable	4,932
Cash	1,059
Other current assets	322
Property, plant and equipment	1,600
Intangible assets:		Wtd. Avg. Life

Customer relationships	3,100	15 years
Trade name (Luxtec)	4,700	Indefinite
Technology	1,700	5 years
Goodwill	8,666
Other assets	1,448

Total assets acquired	35,227

Accounts payable and other current liabilities	4,938
Other non-current liabilities	224

Total liabilities assumed	5,162

Net assets acquired	$30,065

Management determined the preliminary fair value of assets acquired during the second quarter 2007. The purchase price allocation was finalized during the fourth quarter with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from LXU’s future cash flows.

DenLite

On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Radionics

On March 3, 2006, the Company acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash paid at closing, subject to certain adjustments, and $3.2 million of acquisition-related expenses in a transaction treated as a business combination. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advance minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA Excel® ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, the OmniSight® stereotactic radiosurgery system, and the OmniSight® EXcel image-guide surgery system. The consolidated financial statements include the results of operations for Radionics from the date of acquisition.

Management determined the preliminary fair value of assets acquired in the first quarter of 2006. Certain adjustments were finalized in the second quarter of 2006 relating to the Radionics valuation, which primarily resulted in an increase to intangible assets and a reduction in goodwill of $3 million. The adjustment was related to the finalization of certain assumptions in the valuation of identifiable intangible assets. Additional direct costs of approximately $450,000 were paid in the third quarter 2006 and have been added to goodwill. The goodwill recorded in connection with this acquisition is based on the benefit the Company expects to generate from the synergy between Radionics’ ultrasonic aspirator product line and the Company’s ultrasonic aspirator product lines. The goodwill acquired in the Radionics acquisition is expected to be deductible for tax purposes. During 2007, we received a payment of $2,1 million from the seller which was a refund of a portion of the purchase price. This working capital adjustment was booked as a reduction in goodwill.

Miltex

On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex® , Meisterhand® , Vantage® , Moyco® , Union Broach® , and Thompsontm trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany where Miltex’s staff coordinates designs, production and delivery of instruments. The consolidated financial statements include the results of operations for Miltex from the date of acquisition.

Management determined the preliminary fair value of assets acquired in the second quarter of 2006. Certain adjustments were made in the third quarter of 2006 relating to the Miltex valuation, the most significant of which resulted in the recognition of a $29.3 million supplier relationship intangible asset, a decrease of $1.9 million in the customer relationship intangible asset, a decrease in goodwill of $13.8 million and an increase in deferred tax liabilities of $11.7 million. A portion of the goodwill acquired in the Miltex acquisition is expected to be deductible for tax purposes. The purchase price allocation was finalized in the fourth quarter 2006 with an increase of $5.0 million to goodwill and an increase of $5.0 million to other non-current liabilities as the Company finalized its assessment of pre-acquisition tax contingencies. During 2007, goodwill was increased as a result of additional costs incurred, a FIN 48 tax adjustment and the loss of the use of tax benefits, net of a partial refund from the seller.

Canada Microsurgical, Ltd.

On July 6, 2006, the Company acquired all of the outstanding capital stock of Canada Microsurgical, Ltd. (“CML”) for $5.8 million in cash paid at closing, subject to certain adjustments, $0.1 million working capital adjustment and $0.2 million of transaction-related costs. In addition, the Company may pay up to an additional $1.9 million (2.1 million Canadian dollars) over the three years from the date of acquisition, depending on the performance of the business, including $0.6 million paid in 2007. If and when such amounts are paid, then those payments will be added to goodwill. CML, a long-standing distributor for the company, has eight sales

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representatives who cover all of the provinces in Canada. The consolidated financial statements include the results of operations for CML from the date of acquisition.

Management determined the preliminary fair value of assets acquired during the third quarter 2006. Certain adjustments were made in the fourth quarter of 2006 as management finalized the CML valuation, the most significant of which resulted in an increase of $1.9 million to the customer relationship intangible asset, an increase of $0.6 million in the tradename intangible asset, a decrease in goodwill of $0.6 million, the recognition of a $0.7 million deferred liability and an increase in deferred tax liabilities of $0.8 million. During 2007, an additional purchase price consideration of $0.6 million (0.7 million Canadian dollars) was paid in the form of an earn-out. This payment was recorded to goodwill.

Kinetikos Medical, Inc.

On July 31, 2006, the Company acquired all of the outstanding capital stock of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash paid at closing, subject to certain adjustments, $0.5 million in cash paid after closing, $0.6 million as a working capital adjustment and $1.1 million of transaction related costs. In addition, the Company may pay up to an additional $20 million over the next two years depending on the performance of the business. If and when such amounts are paid, then those payments will be added to goodwill. Subsequent to closing, the Company implemented certain changes in the KMI business, including eliminating approximately one-half of the positions located in the Carlsbad, California facility. In addition, the Company discontinued operating under the name of KMI effective January 1, 2007, has exited the Carlsbad facility and moved the remaining operations to its San Diego facility during 2007. A restructuring provision of $360,000 has been recorded in the opening balance sheet in connection with these plans as part of the purchase price allocation based on the guidance included in Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

KMI, is a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatments of fractures of small bones most commonly found in the extremities. The Company has integrated the KMI product line into its U.S. direct sales force while maintaining seven former KMI independent sales agencies. The Company plans to increase sales of KMI products internationally through its well-established Newdeal infrastructure. The consolidated financial statements include the results of operations for KMI from the date of acquisition.

Management determined the preliminary fair value of assets acquired in the third quarter of 2006. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The Company recorded an in-process research and development charge of $5.6 million in the third quarter of 2006 in connection with this acquisition. Certain adjustments were made in the fourth quarter of 2006 as management finalized the KMI valuation, the most significant of which resulted in an increase of $2.4 million to the developed technology patents intangible asset, an increase of $0.3 million in the in-process research and development intangible asset, a decrease in goodwill of $0.5 million, an increase in deferred tax assets of $0.4 million and an increase in deferred tax liabilities of $1.3 million.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company through January 3, 2006. This additional payment was accrued to selling, general and administrative expense on a straight-line basis in 2005 over the one-year employment requirement period and was paid in January 2006.

Based in Lyon, France, Newdeal is a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Newdeal’s products include a wide range of products for the forefoot, the midfoot and the hindfoot, including the Bold® Screw, Hallu® -Fix plate system and the HINTEGRAtm total ankle prosthesis. At the time of the acquisition, Newdeal sold its products through a direct sales force in France, Belgium and the Netherlands and through distributors in more than 30 countries, including the United States and Canada. During 2005, Integra began to market the Newdeal products directly in the United States through its Integra Extremity Reconstruction sales force. Newdeal’s target physicians include orthopedic surgeons specializing in injuries of the foot, ankle and extremities as well as podiatric surgeons.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2006 and 2005 acquisitions:

			Canada	Kinetikos
	Radionics	Miltex	Microsurgical Ltd	Medical Inc
	(All amounts in thousands)

2006 Acquisitions
Current assets	$8,201	$24,824	$2,697	$5,009
Property, plant and equipment	1,365	7,699	—	1,646
Intangible assets	49,000	57,900	7,568	16,625
Goodwill	18,961	44,046	632	23,089
Other assets	72	219	21	1,260

Total assets acquired	77,599	134,688	10,918	47,629

Current liabilities	425	3,988	730	1,933
Deferred tax liabilities	—	21,049	2,737	3,953
Other non-current liabilities	1,605	5,667	671	—

Total liabilities assumed	2,030	30,704	4,138	5,886

Net assets acquired	$75,569	$103,984	$6,780	$41,743

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2007 and 2006 as if the acquisitions consummated in 2007 and 2006 had been completed as of the beginning of 2006. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra’s marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	2007	2006
	(In thousands, except per share amounts)

Total revenue, net	$607,337	$571,437
Net income	18,914	16,809
Basic net income per share	$0.68	$0.57
Diluted net income per share	$0.64	$0.51

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the Company announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at our Biot, France facility, and the closing of our facility in Nantes, France. These activities have been transferred to the sales and marketing headquarters in Lyon, France and all severance payments have been made.

In connection with the 2007 acquisition of IsoTis, the Company announced plans to restructure the Company’s European operations. The restructuring plan includes closing the facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California.

In connection with the 2007 acquisition of Precise, the Company announced plans to restructure the Company’s procurement and distribution operations by closing its facility in Canoga Park, California. The Company will integrate those functions into its York, Pennsylvania dental operations.

In connection with these restructuring activities, the Company has recorded the following net charges (reversals) during 2007, 2006 and 2005:

		Research	Selling, General
	Cost of	and	and
	Sales	Development	Administrative	Total
	(In thousands)

2007
Involuntary employee termination costs	$(24)	$—	$(364)	$(388)
Facility exit costs	—	—	—	—
2006
Involuntary employee termination costs	$290	$—	$745	$1,035
Facility exit costs	—	—	—	—
2005
Involuntary employee termination costs	$2,596	$183	$1,082	$3,861
Facility exit costs	—	—	155	155

Below is a reconciliation of the restructuring accrual activity recorded during 2007:

	Employee
	Termination	Facility Exit
	Costs	Costs	Total
		(In thousands)

Balance at December 31, 2005	$2,420	$124	$2,544
Additions	1,035	—	1,035
Acquired through acquisition	220	155	375
Reversal of prior accruals	(116)	—	(116)
Payments	(2,107)	(118)	(2,225)
Effects of foreign exchange	104	9	113

Balance at December 31, 2006	$1,556	$170	$1,726
Additions	103	—	103
Acquired through acquisition	578	616	1,194
Reversal of prior accruals	(491)	—	(491)
Payments	(1,231)	(170)	(1,401)
Effects of foreign exchange	100	9	109

Balance at December 31, 2007	$615	$625	$1,240

We expect to pay all of the remaining costs in 2008.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DEBT

2008 Contingent Convertible Subordinated Notes

In 2003, the Company completed a $120.0 million private placement of contingent convertible subordinated notes due 2008. The notes bore interest at 2.5% per annum, payable semiannually. The Company paid additional interest (“contingent interest”) in March 2008, because our common stock price was greater than $37.56 at thirty days prior to maturity. The contingent interest was payable for each of the last three years the notes remained outstanding in an amount equal to the greater of (i) 0.50% of the face amount of the notes and (ii) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each note is convertible. The Company recorded a $0.4 million liability related to the estimated fair value of the contingent interest obligation at the time the notes were issued. The Company used $35.3 million of the proceeds from the issuance of the old notes to purchase 1.5 million shares of its common stock.

On September 27, 2006, the Company exchanged $115.2 million (out of a total of a $120.0 million) of its 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the “old notes”) for the equivalent amount of 2 1/2% Contingent Convertible Subordinated Notes due 2008 (the “new notes”). The terms of the new notes were substantially similar to those of the old notes, except that the new notes had a net share settlement feature and included “takeover protection,” whereby the Company would pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature required that, upon conversion of the new notes, the Company pay holders in cash for up to the principal amount of the converted new notes with any amounts in excess of this cash amount settled, at the election of the Company, in cash or shares of its common stock. Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $288,000 of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $332,000 in connection with the offer. The Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the exchange of the old notes.

On October 20, 2006 an additional $4.3 million of old notes were tendered, bringing the total amount of exchanges to $119.5 million, or 99.6% of the original $120 million principal amount. The Company paid approximately $11,000 of exchange fees to tendering holders of these notes in connection with this exchange.

Holders were able to convert their notes at an initial conversion price of $34.15 per share, upon the occurrence of certain conditions, including when the market price of Integra’s common stock on the previous trading day was more than 110% of the conversion price. The notes are general, unsecured obligations of the Company and were subordinate to any future senior indebtedness of the Company. The Company was not able to redeem the notes prior to their maturity. Holders of the notes were able to require the Company to repurchase the notes upon a change in control. The fair value of the Company’s $120.0 million principle amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2007 was $118.4 million.

As discussed in Note 17, the Company used proceeds from its credit facility along with existing funds to repay its 2.5% contingent convertible subordinated notes.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the contingent interest obligation, which is the same under the old and new notes had been marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2007 and 2006, the estimated fair value of the contingent interest obligation was $1.8 million and $1.1 million, respectively. In 2007 and 2006, the Company recorded $0.7 million and $0.4 million, respectively, of interest expense associated with changes in the estimated fair value of the contingent interest obligation. In 2005, interest expense associated with changes in the estimated fair value of the contingent interest obligation was not significant.

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at December 31, 2007 was approximately $156.0 million and $144.0 million, respectively.

The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2007, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.

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

On March 19, 2008 and April 9, 2008, we received notices of default from the trustee related to the failure to timely provide the trustee with a copy of this Annual Report. If the default under the indentures is not cured by May 18, 2008 (60 days from the date of the earlier notice of default), then, not later than May 18, 2008, we may elect to pay additional interest (as the sole remedy for such default) which will begin to accrue on May 18, 2008 until the earlier of (i) the date on which such default under the indentures is cured and (ii) 120 days from May 18, 2008. The additional interest will accrue at an annualized rate of 0.25% of the outstanding principal amount of the Notes from the 1st to the 60th day following such election and then at an annualized rate of 0.50% of the outstanding principal

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the Notes from the 61st to the 120th day following such election. If this default is not cured by this time, the trustee may declare an event of default under the indentures, which may result in acceleration of the principal amount and accrued and unpaid interest under the Notes, as well as any accrued and unpaid additional amounts owed.

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

Senior Secured Revolving Credit Facility

In December 2005, the Company established a $200 million, five-year, senior secured revolving credit facility. The Company borrowed against this credit facility in 2006 for acquisition related purposes. The Company made regular borrowings and payments each month against the credit facility and considered the outstanding amounts to be short-term in nature. As of December 31, 2006, the Company had $100 million of outstanding borrowings under the credit facility. The Company did not draw any amounts against this credit facility in 2005.

During 2007, the terms were amended to increase the amount and extend the maturity of the credit facility. At December 31, 2007, the Company has a $300 million, five-year, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. We had no outstanding borrowings under the credit facility as of December 31, 2007. The credit facility bears interest at a rate of LIBOR plus 100 basis points, which was 6.24% at December 31, 2007.

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

We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008. We were in compliance with all covenants at each balance sheet date.

In 2008, the Company received waivers related to the late completion of its audited financial statements for the year ended December 31, 2007. The Company included such financial statements in this Annual Report on

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Form 10-K filed on May 16, 2008. The Company also received an extension of the delivery date under the credit facility of its financial statements for the quarter ended March 31, 2008 (the “Q1 Financial Statements”) through May 31, 2008. The Company anticipates delivering the Q1 Financial Statements before such date, but there can be no assurance in that regard. If the Q1 Financial Statements are not delivered to the lenders under the credit facility by May 31, 2008, the Company would be in default under the credit facility and, after applicable cure periods, the lenders would have the right to exercise remedies under the credit facility, including but not limited to termination of the commitment of the lenders, acceleration of the maturity date, and foreclosure of liens in favor of the lenders.

In addition, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. If, however, we have not eliminated our material weaknesses by November 15, 2008 and if there has been no intervening further amendment extending such date, the sole consequence prior to February 28, 2009 will be that we could not make further borrowings under the credit facility. On or before February 28, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls.

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

The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, until it was terminated in September 2006, the interest rate swap had been recorded at fair value and changes in fair value were recorded in other income (expense), net.

On September 27, 2006, the Company terminated the interest rate swap. We paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date. We had already accrued the termination payment. Historically, the net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represented the ineffective portion of the hedging relationship, and this amount was recorded in other income/(expense) net. In connection with the termination of the swap and the debt exchange, the Company recorded a $1.4 million charge to recognize the previously recorded discount generated as a result of the swap. Prior to the termination of the swap, the net amount to be paid or received under the interest rate swap agreement had been recorded as a component of interest expense. In 2006, the Company recorded an additional $0.8 million of interest expense associated with the interest rate swap, while it recorded a $0.2 million reduction in interest expense in 2005.

The Company recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes:

	2007	2006	2005
	(In thousands)

Interest rate swap	$—	$(690)	$690
Contingent convertible notes	373	343	(821)

Net increase (decrease) in liabilities	$373	$(347)	$(131)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	TREASURY STOCK

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

In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007 and terminated its prior repurchase program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2007. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. As of December 31, 2007, there remained approximately $54.5 million available for share repurchases under this authorization. The Company repurchased 2.2 million and 1.8 million shares of its common stock in 2007 and 2006, respectively, for $106.5 million and $70.0 million, respectively.

8.	STOCK PURCHASE AND AWARD PLANS

EMPLOYEE STOCK PURCHASE PLAN

The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2007, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2007, 2006 and 2005, the Company issued 7,860, 38,577 and 8,826 shares under the ESPP for $0.3 million, $1.2 million and $0.4 million, respectively.

The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan under SFAS 123R.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EQUITY AWARD PLANS

As of December 31, 2007 the Company had stock options, restricted stock awards, and contract stock outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan and the 1996 Plan.

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

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted Average
Stock Options	Shares	Exercise Price
	(In thousands)

Outstanding at December 31, 2004	3,683	$23.42
Granted	1,089	34.53
Exercised	(576)	13.83
Forfeited or Expired	(195)	30.28

Outstanding at December 31, 2005	4,001	27.50
Granted	273	40.75
Exercised	(705)	22.20
Forfeited or Expired	(131)	33.27

Outstanding at December 31, 2006	3,438	29.41
Granted	231	41.56
Exercised	(682)	27.08
Forfeited or Expired	(63)	34.97

Outstanding at December 31, 2007	2,924	$30.82

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

Options Exercisable
Weighted
Avg.
Exercise
Shares	Price
(In thousands)

298	$11.20
317	19.93
339	29.28
288	31.57
274	33.96
243	35.48
202	36.61
50	42.53
31	49.33

2,044	$28.24

The intrinsic value of options exercised for the years ended December 31, 2007, 2006, and 2005 was $12.9 million, $12.5 million and $12.4 million, respectively. The weighted average grant date fair value of options granted during the year 2007, 2006, and 2005 was $9.6 million, $11.1 million and $14.9 million, respectively. The total fair value of stock options outstanding and exercisable were $90.1 million and $57.7 million, and $101.1 million and $54.9 million as of December 31, 2007 and 2006, respectively. Cash received from option exercises was $18.8 million, $15.9 million and $9.3 million for fiscal 2007, 2006, and 2005, respectively.

As of December 31, 2007, there was approximately $13.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 4.6 years.

As of December 31, 2007, the intrinsic value of vested options was approximately $28.0 million. These vested options have a weighted contractual term of approximately 3.7 years.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

The following is a summary of awards of restricted stock, performance stock and contract stock for the year ended December 31, 2007 (shares in thousands):

			Performance Stock and Contract
	Restricted Stock Awards		Stock Awards
		Wtd. Avg. Fair		Wtd. Avg. Fair
		Value per		Value per
	Shares	Share	Shares	Share

Unvested, December 31, 2005	19	$35.08	—	$—
Granted	194	38.38	218	35.41
Cancellations	(11)	38.18	—	—
Released	(17)	41.46	—	—
Unvested, December 31, 2006	185	38.08	218	35.41
Granted	153	46.42	15	45.81
Cancellations	(40)	41.19	(10)	35.82
Released	(14)	40.65	—	—

Unvested, December 31, 2007	284	$42.29	223	$36.10

The Company recognized $6.9 million, $4.7 million, and $0.1 million in expense related to awards granted in 2007, 2006, and 2005, respectively. The Company did not issue any shares of restricted stock prior to 2005.

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2007, there was approximately $10.0 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years and 2.7 years, respectively.

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

No other share-based awards are outstanding under any of the Plans. At December 31, 2007, there were 1,022,725 shares available for grant under the Plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RETIREMENT BENEFIT PLANS

In September 2006, the Financials Accounting Standards Board issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” which is an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company currently recognizes the unfunded liability for each of its plans. Therefore, the implementation of this statement had no effect on the financial statements upon its adoption.

DEFINED BENEFIT PLANS

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

Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	2007		2006		2005
		Non U.S.		Non U.S.	Non U.S
	U.S. Plan	Plans	U.S. Plan	Plans	Plans
	(In thousands)

Service cost	$—	$160	$—	$182	$178
Interest cost	24	715	25	585	567
Expected return on plan assets	(30)	(600)	(24)	(483)	(464)
Recognized net actuarial loss	23	382	28	337	215

Net periodic benefit cost, before settlement expenses	17	657	29	621	496
Settlement expense	—	—	53	—	—

Net periodic benefit cost	$17	$657	$82	$621	$496

The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	2007		2006		2005
		Non-U.S.		Non-U.S.	Non-U.S.
	U.S. Plan	Plans	U.S. Plan	Plans	Plans

Discount rate	5.5%	5.5%	5.5%	5.2%	4.7%
Expected return on plan assets	7.0%	5.7%	7.0%	5.7%	4.9%
Rate of compensation increase	3.0%	3.5%	N/A	3.1%	3.5%

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth the change in projected benefit obligations and the change in plan assets at December 31, 2007 and 2006 and the accrued benefit cost:

	December 31,
	2007		2006
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
	(In thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$437	$13,870	$—	$11,647
Service cost	—	160		182
Interest cost	24	715	25	585
Participant contributions	—	28		33
Benefits paid	—	(384)		(425)
Actuarial (gain) loss	—	(1,172)	13	211
Settlements	—	—	(104)	—
Acquisitions	—	—	503	—
Effect of foreign currency exchange rates	—	48	—	1,637

Projected benefit obligation, end of year	$461	$13,265	$437	$13,870

	December 31,
	2007		2006
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
	(In thousands)

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$340	$10,315	$—	$8,673
Actual return on plan assets	33	835	24	440
Employer contributions	150	443	57	278
Participant contributions	—	28	—	33
Benefits paid	—	(336)	(104)	(333)
Acquisitions	—	—	363	—
Effect of foreign currency exchange rates	—	(60)	—	1,224

Plan assets at fair value, end of year	$523	$11,225	$340	$10,315

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of plan assets	$62	$(2,040)	$(97)	$(3,555)
Unrecognized net actuarial (gain) loss	198	1,384	223	2,584
Additional minimum liability	—	—	—	—
Accumulated other comprehensive income (loss) under FAS 158	(198)	(1,384)	(223)	(2,584)

Accrued benefit cost	$62	$(2,040)	$(97)	$(3,555)

The accrued benefit liability recorded at December 31, 2007 and 2006 is included in other liabilities and the current portion is included in accrued expenses.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined accumulated benefit obligation for the defined benefit plans was $13.7 million and $14.3 million as of December 31, 2007 and 2006, respectively. The accumulated benefit obligation for each plan exceeded that plan’s assets for all periods presented, except for the U.S. Plan at December 31, 2007.

The Miltex and UK Plans invest in pooled funds which provide a diversification that supports the overall investment objectives. The Germany Plan had no assets at December 31, 2007. The assets of the Germany Plan at December 31, 2006 consisted entirely of insurance contracts. Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2007		2006
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans

Equity securities	60%	21%	61%	46%
Corporate bonds	—	33%	—	32%
Government bonds	37%	43%	36%	18%
Insurance contracts	—	—	—	3%
Cash	3%	3%	3%	1%

	100%	100%	100%	100%

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

The Company anticipates contributing approximately $479,000 to its defined benefit plans in 2008. The Company expects to pay the following estimated future benefit payments in the years indicated:

2008	$427,000
2009	447,000
2010	481,000
2011	521,000
2012	593,000
2013-2017	3,557,000

Included in Accumulated Other Comprehensive Income is $1.0 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2008.

DEFINED CONTRIBUTION PLANS

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $1,108,000, $962,000, and $627,000 in 2007, 2006, and 2005, respectively.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option for the Company to extend the lease from November 1, 2017 through October 31, 2027 at an annual rate of approximately $296,000 per year.

In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company’s Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in each of 2007, 2006 and 2005.

Future minimum lease payments under operating leases at December 31, 2007 were as follows:

	Related
	Parties	Third Parties	Total
	(In thousands)

2008	$341	$4,632	$4,973
2009	341	3,940	4,281
2010	326	1,646	1,972
2011	281	938	1,219
2012	254	417	671
Thereafter	1,316	2,700	4,016

Total minimum lease payments	$2,859	$14,273	$17,132

Total rental expense in 2007, 2006 and 2005 was $5.0 million, $3.4 million and $3.2 million, respectively, and included $498,000, $321,000 and $321,000 in related party expense, respectively.

11.	INCOME TAXES

Income before income taxes consisted of the following:

	2007	2006	2005
	(In thousands)

United States operations	$36,598	$20,000	$46,111
Foreign operations	23,464	28,308	8,990

Total	$60,062	$48,308	$55,101

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the United States Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	1.1%	1.9%	2.0%
Foreign operations	(4.2)%	(1.6)%	(4.6)%
In-process research and development	2.7%	4.3%	—
Incentive Stock Option expense	0.9%	1.4%	—
Compensation in excess of IRS deductible limits	—	2.5%	—
Change in valuation allowances	3.8%	(2.5)%	—
Other	5.0%	(1.9)%	0.1%

Effective tax rate	44.3%	39.1%	32.5%

At December 31, 2007, the Company had net operating loss carryforwards of $29.7 million for federal income tax purposes, $151.4 million for foreign income tax purposes and $62.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, the foreign net operating loss carryforwards expire through 2016 and the state net operating loss carryforwards expire through 2027.

At December 31, 2007, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $40.1 million and $21.9 million at December 31, 2007 and 2006, respectively.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact the Company’s income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, the Company has realized a tax benefit on qualified production activities income of $0.5 million and $0.3 million in 2007 and 2006, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consisted of the following:

	2007	2006	2005
	(In thousands)

Current:
Federal	$24,635	$7,454	$2,547
State	5,138	1,332	2,038
Foreign	9,538	6,880	3,427

Total current	39,311	15,666	8,012
Deferred:
Federal	$(5,369)	$2,049	$13,706
State	(2,113)	(256)	(409)
Foreign	(5,238)	1,442	(3,402)

Total deferred	(12,720)	3,235	9,895

Provision for income taxes	$26,591	$18,901	$17,907

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2007	2006
	(In thousands)

Current assets:
Doubtful accounts	$2,317	$1,103
Inventories	15,485	7,242
Tax credits	3,129	256
Other	6,200	1,454

Total current assets	27,131	10,055

Current liabilities:
Other	(593)	(45)
Inventory step up	(1,531)	—

Total current (liabilities)	(2,124)	(45)

Less valuation allowance	(2,753)	—

Net current deferred tax assets/(liabilities)	22,254	10,010

Non current assets:
Benefits and compensation	11,023	6,108
Stock compensation	8,848	4,032
Deferred revenue	2,167	961
Net operating loss carryforwards	45,148	4,713
Financing costs	17,897	—
Federal & state tax credits	10	731
Other	4,142	1,714

Total non current assets	89,235	18,259

Non current liabilities:
Intangible & fixed assets	(44,224)	(35,506)
Contingent interest	(19,632)	(11,977)
Other	(548)	(500)

Total non current liabilities	(64,404)	(47,983)

Less valuation allowance	(40,883)	(1,632)

Net non current deferred tax assets/(liabilities)	(16,052)	(31,356)

Total net deferred tax assets (liabilities)	$6,202	$(21,346)

A valuation allowance of $43.7 million and $1.6 million is recorded against the Company’s gross deferred tax assets of $116.5 million and $28.3 million of deferred tax assets recorded at December 31, 2007 and 2006, respectively. This valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The Company’s valuation allowance increased by $42.1 million mainly as a result of current year acquisitions of loss companies and decreased by $3.5 million in 2006 due to a decrease in deferred tax assets relating to stock-based compensation, which exceeded the deductible limits prescribed by the relevant income tax laws. Accordingly, no tax benefit was recorded for deductions which exceeded these statutorily prescribed limits.

As discussed in Note 5, in connection with the issuance of the new Notes on June 11, 2007, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the purchased call transactions to the Company was approximately $46.8 million. The Company recorded a deferred tax asset of approximately $17.5 million related to the future deduction of costs related to this transaction that it will be able to receive with a corresponding increase to additional paid-in-capital, consistent with the recording of the purchased call. While the transaction occurred in the second quarter of 2007, the related deferred tax asset was recorded in the fourth quarter of 2007. This amount was not considered material to the quarterly balance sheets.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recognized approximately a $2.0 million increase in the liability for unrecognized tax benefits resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million and an increase in goodwill of $0.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$6,792
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,826
Additions for tax positions of prior years — Current year acquisitions	714
Reductions for tax positions of prior years	(165)
Settlement	(9)
Lapse of statute	(325)

Balance at December 31, 2007	$8,833

A portion of the balance at December 31, 2007 of approximately $4.1 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of unrecognized tax positions at December 31, 2007, is $1.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2007, as a result of expiring statutes of limitations.

We recognize accrued interest and penalties relating to unrecognized tax positions in income tax expense. During the year ended December 31, 2007, we recognized approximately $0.7 million in interest and penalties. We had approximately $2.0 million and $1.3 million of interest and penalties accrued at December 31, 2007, and 2006, respectively.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal 2003. All significant state and local matters have been concluded through fiscal 2003. All significant foreign matters have been settled through fiscal 2001. The IRS has begun an examination of the tax returns of the Company’s subsidiary in Puerto Rico for fiscal 2004 and 2005 and of the Company’s U.S. consolidated Federal returns for 2005 and 2006. At this time the Company does not anticipate that any material

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments will result from these examinations. Other than these matters, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

12.	NET INCOME PER SHARE

Amounts used in the calculation of basic and diluted net income per share were as follows:

	2007	2006	2005
	(In thousands, except per share amounts)

Basic:
Net income	$33,471	$29,407	$37,194
Basic net income per share	$1.21	$1.00	$1.23
Weighted average common shares outstanding — Basic	27,712	29,300	30,195
Diluted:
Net income	$33,471	$29,407	$37,194
Add back: Interest expense and other income related to convertible notes payable, net of tax	9	2,254	2,440

Net income applicable to common stock	$33,480	$31,661	$39,634

Diluted net income per share	$1.13	$0.97	$1.15
Weighted average common shares outstanding — Basic	27,712	29,300	30,195
Effect of dilutive securities:
Restricted stock and stock options	938	710	856
Shares issuable upon conversion of notes payable	928	2,737	3,514

Weighted average common shares outstanding	29,578	32,747	34,565

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income per share for each period because their effect would have been antidilutive:

	2007	2006	2005
	(In thousands)

Stock options and restricted stock	267	1,551	570

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “’895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen® family of duraplasty products.

The action seeks declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from the Company or injunctive relief to prevent the Company from selling the DuraGen® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM® product infringes the ’895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM®, and seeking damages, including treble damages, for past infringement.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue consisted of the following:

	2007	2006	2005
	(In thousands)

Neurosurgical and Orthopedic Implants	$207,536	$166,432	$134,598
Medical/Surgical Equipment	342,923	252,865	143,337

Total revenue, net	$550,459	$419,297	$277,935

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the Integra® Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 24%, 25% and 31%, of revenues in 2007, 2006, and 2005, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue, could have a material adverse effect on the Company’s current business or its ability to expand its business.

Total revenue, net and long-lived assets (excluding intangible assets, financial instruments and deferred tax assets) by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(In thousands)

Total revenue, net:
2007	$417,035	$85,764	$21,399	$26,261	$550,459
2006	317,503	77,100	12,315	12,379	419,297
2005	207,409	48,645	11,403	10,478	277,935
Long-lived assets:
December 31, 2007	$50,953	$23,923	$—	$—	$74,876
December 31, 2006	33,646	16,081	—	$—	49,727

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SELECTED QUARTERLY INFORMATION — UNAUDITED

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2007:
Total revenue, net:
2007	$157,645	$135,015	$134,767	$123,032
2006	$125,394	$116,647	$100,121	$77,135
Gross margin:
2007	95,219	84,152	81,959	74,455
2006	73,949	69,088	58,748	49,198
Net income:
2007	5,383	9,673	9,341	9,074
2006	10,131	2,594	7,977	8,705
Basic net income per share:
2007	$0.20	$0.36	$0.33	$0.32
2006	$0.35	$0.09	$0.27	$0.29
Diluted net income per share:
2007	$0.19	$0.33	$0.31	$0.30
2006	$0.34	$0.09	$0.26	$0.28

In 2007, 2006, and 2005, the Company recorded the following charges in connection with its restructuring activities:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Involuntary employee termination costs
2007	$(127)	$—	$(331)	$70
2006	693	63	199	80
2005	1,120	667	2,074	—
Facility exit costs
2007	—	—	—	—
2006	—	—	—	—
2005	155	—	—	—

During the fourth quarter of 2007, the Company noted certain adjustments which related to prior periods. Because these changes are not material to the current or previous periods, we have recorded them in the fourth quarter of 2007. The impact of recording these adjustments during the fourth quarter of 2007 resulted in a net decrease to operating income of $0.4 million, a net increase in pre-tax income of $1.8 million, and a decrease to net income of $0.8 million. Approximately $0.9 million of the pre-tax impact related to prior years and $0.9 related to prior quarters in 2007. Related to net income, there was a $0.2 million increase to net income recorded in the fourth quarter of 2007 related to prior years and a $1.0 million decrease related to prior quarters in 2007, resulting in a total decrease of $0.8 million associated with the out of period adjustments.

17.	SUBSEQUENT EVENT

On March 5, 2008, the Company borrowed $120.0 million under its senior secured revolving credit facility, and as a result of this borrowing currently has $120.0 million of outstanding borrowings under its credit facility. The Company used the proceeds along with existing funds to repay its 2.5% Contingent Convertible Subordinated Notes due 2008 upon conversion or maturity, approximating $119.6 million, and related accrued and contingent interest approximating an additional $3.3 million.

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(1)	Deductions	Period
	(In thousands)

Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns and allowances	$4,114	$4,858	$—	$(1,156)	$7,816
Inventory reserves	14,786	10,627	4,455	(5,780)	24,088
Deferred tax asset valuation allowance	1,632	2,302	39,702	—	43,636
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns and allowances	$3,508	$650	$350	$(394)	$4,114
Inventory reserves	9,768	4,706	2,862	(2,550)	14,786
Deferred tax asset valuation allowance	5,126	—	(3,494)	—	1,632
Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns and allowances	$2,749	$1,279	$34	$(554)	$3,508
Inventory reserves	7,600	2,191	247	(270)	9,768
Deferred tax asset valuation allowance	5,360	—	—	(234)	5,126

(1)	All amounts shown were recorded to goodwill in connection with acquisitions except for the $3.5 million reduction in the deferred tax asset valuation allowance in 2006, which was written off against the gross deferred tax asset and the 2007 amount charged to APIC for $2.7 million.

EXHIBIT INDEX

3	.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3	.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3	.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3.2		Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
4.1		Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2		Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4	.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4	.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4	.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4	.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4	.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4.4		Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5		Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6		Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7		Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
4.8		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9		Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11		Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.13		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10	.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)
10	.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2		Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.3		Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4		1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5		1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10	.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9		2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10		2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11		2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10	.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig*
10.13		Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company*
10	.16(a)	Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.16(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company*
10	.17(a)	Severance Agreement between Judith O’Grady and the Company dated January 1, 2007 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10	.17(b)	Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008*
10.18		Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10	.19(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10	.19(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.20		Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.21		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.22		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.24		Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10	.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004*
10.26		Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.28		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.29		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.30		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.31		Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10.32		Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*
10.33		Form of Restricted Stock Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10.34		Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10	.35(a)	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.35(b)	Amendment 2008-1, dated as of January 2, 2008, to the John B. Henneman, III Performance Stock Agreement, dated as of January 3, 2006*
10	.36(a)	Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.36(b)	Amendment 2008-1, dated as of January 2, 2008, to the Gerard S. Carlozzi Performance Stock Agreement, dated as of January 3, 2006*
10	.37(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10	.37(b)	New Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III*
10.38		Employment Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.39		Performance Stock Agreement by and between Maureen B. Bellantoni and the Company dated January 10, 2006 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40		Separation Agreement between Maureen B. Bellantoni and Integra LifeSciences Holdings Corporation dated as of September 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2007)
10.41		Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.42		Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10	.43(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10	.43(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10	.43(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008*
10.44		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.45		Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.46		Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.47		Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49	Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
21	Subsidiaries of the Company
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.