Form 10-Q
period 2008-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2008-06-04
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 30, 2008 was 27,307,058.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Total Revenue	$156,008	$123,032
Costs and Expenses:
Cost of product revenues	62,212	48,577
Research and development	7,798	6,060
Selling, general and administrative	62,489	49,105
Intangible asset amortization	2,973	2,787

Total costs and expenses	135,472	106,529
Operating income	20,536	16,503
Interest income	687	223
Interest expense	(4,215)	(2,759)
Other (expense) income, net	1,507	(208)

Income before income taxes	18,515	13,759
Income tax expense	6,950	4,685

Net income	$11,565	$9,074

Basic net income per share	$0.43	$0.32

Diluted net income per share	$0.41	$0.30

Weighted average common shares outstanding:
Basic	26,889	28,371

Diluted	28,468	29,965
The accompanying notes are an integral part to these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$199,013	$57,339
Trade accounts receivable, net of allowances of $7,387 and $7,816	106,880	103,539
Inventories, net	144,037	144,535
Deferred tax assets	25,075	22,254
Prepaid expenses and other current assets	14,318	12,264

Total current assets	489,323	339,931

Property, plan and equipment, net	63,344	61,730
Intangible assets, net	192,086	195,766
Goodwill	214,423	207,438
Other assets	13,480	13,147

Total assets	$972,656	$818,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$120,000	$—
Convertible securities	119,380	119,962
Accounts payable, trade	26,365	23,232
Income taxes payable	5,484	—
Deferred revenue	3,205	2,901
Accrued expenses and other current liabilities	42,679	45,576

Total current liabilities	317,113	191,671

Long-term convertible securities	330,000	330,000
Deferred tax liabilities	16,608	16,052
Other liabilities	20,057	19,860

Total liabilities	683,778	557,583

Commitments and contingencies (see Footnote 11)

Stockholders’ Equity:
Common stock: $0.01 par value; 60,000 authorized shares; 32,792 and 32,252 issued at March 31, 2008 and December 31, 2007, respectively	328	323
Additional paid-in capital	402,006	395,266
Treasury stock, at cost; 6,354 shares at March 31, 2008 and December 31, 2007	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	29,898	19,768
Pension liability adjustment, net of tax	(714)	(723)
Retained earnings	109,740	98,175

Total stockholders’ equity	288,878	260,429

Total liabilities and stockholders’ equity	$972,656	$818,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$11,565	$9,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,073	5,664
Deferred income tax provision	(1,852)	(1,024)
Amortization of bond issuance costs	610	91
Derivative loss	—	168
Share-based compensation	3,478	3,356
Excess tax benefits from stock-based compensation arrangements	(66)	(254)
Other, net	18	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,616)	(540)
Inventories	179	(170)
Prepaid expenses and other current assets	(1,899)	2,605
Other non-current assets	(535)	6,409
Accounts payable, accrued expenses and other current liabilities	(2,171)	(6,559)
Income taxes payable	4,755	1,872
Deferred revenue	756	(933)
Other non-current liabilities	1,051	(4,477)

Net cash provided by operating activities	20,346	15,282

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(6)	(2,324)
Purchases of property and equipment	(2,844)	(3,849)

Net cash (used in) investing activities	(2,850)	(6,173)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	120,000	39,000
Repayment of loans	(178)	(39,014)
Proceeds from exercised stock options	1,113	7,471
Excess tax benefits from stock-based compensation arrangements	66	254
Purchase of treasury stock	—	(11,075)

Net cash provided by (used in) financing activities	121,001	(3,364)

Effect of exchange rate changes on cash and cash equivalents	3,177	887

Net increase in cash and cash equivalents	141,674	6,632
Cash and cash equivalents at beginning of period	57,339	22,697

Cash and cash equivalents at end of period	$199,013	$29,329

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
In the opinion of management, the March 31, 2008 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Standards
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The Statement provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the three months ended March 31, 2008. Therefore, the adoption of this Statement had no impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The only financial asset or liability on the Company’s books that meet the requirements are cash equivalents, which consist entirely of interest-bearing bank deposits. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have any impact on our financial results.
In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Statement will have on our non-financial assets and liabilities.
Recently Issued Accounting Standards
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, however, early adoption is not permitted.

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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date or ones closed in 2008, but for which the purchase price allocation is finalized in 2009.
2. BUSINESS ACQUISITIONS
Precise Dental
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
     The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$25
Inventory	3,243
Accounts receivable	820
Other current assets	65
Property, plant and equipment	603
Other assets	10
Intangible assets:		Wtd. Avg. Life
Technology	421	15 years
Customer relationships	2,971	15 years
Noncompetition agreements	100	5 years
Trade name	142	20 years
Goodwill	4,576

Total assets acquired	12,976

Accounts payable and other current liabilities	559
Deferred tax liability	1,625

Total liabilities assumed	2,184

Net assets acquired	$10,792

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

Isotis, Inc.
In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.6 million. IsoTis is based in Irvine, California. IsoTis develops, manufactures and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions.
     The following summarizes the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$10,666
Inventory	17,796
Other current assets	10,502
Property and equipment, net	3,841
Intangible assets:		Wtd. Avg. Life
Developed product technology — Generation I	3,400	10 years
Developed product technology — Generation II	11,000	15 years Expensed immediately
In-process research and development	4,600
Goodwill	27,798
Other assets	500

Total assets acquired	90,103

Current liabilities	16,209
Deferred revenue and other liabilities	5,256

Total liabilities	21,465

Net assets acquired	$68,638

     Management determined the preliminary fair value of assets acquired during the fourth quarter 2007. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $4.6 million in the fourth quarter of 2007 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from IsoTis’ future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets, deferred taxes and final assessment of certain pre-acquisition tax and other contingencies. Additional changes are not expected to be significant as the allocations are finalized.
Physician Industries
In May 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures.
LXU Healthcare, Inc.
In May 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU is operated as part of our surgical instruments business.
DenLite
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and $35,000 of acquisition-related expenses. This transaction was treated as a business combination. DenLite is a lighted mouth mirror used in dental procedures.
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2007 as if the acquisitions completed by the Company during 2007 had been completed as of the beginning of 2007. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months
Ended March 31,
(in thousands, except per share amounts)	2007
Total Revenue	$147,803
Net income	3,004
Net income per share:
Basic	$0.11

Diluted	$0.10
3. INVENTORIES
Inventories, net consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Finished goods	$101,536	$103,172
Work-in process	29,784	27,812
Raw materials	37,594	37,639
Less: reserves	(24,877)	(24,088)

	$144,037	$144,535

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2008, were as follows:

Balance at December 31, 2007	$207,438
Purchase price allocation adjustments	1,957
Foreign currency translation	5,028

Balance at March 31, 2008	$214,423

The components of the Company’s identifiable intangible assets were as follows (in thousands):

		March 31, 2008		December 31, 2007
	Weighted
	Average		Accumulated		Accumulated
	Life	Cost	Amortization	Cost	Amortization

Completed technology	13 years	$52,085	$(12,926)	$51,673	$(11,663)
Customer relationships	12 years	76,050	(19,745)	75,719	(17,548)
Trademarks/brand names	34 years	40,770	(5,595)	40,769	(5,202)
Trademarks/brand names	Indefinite	31,600		31,600	—
Noncompetition agreements	5 years	6,558	(4,845)	6,504	(4,486)
Supplier relationships	30 years	29,300	(1,839)	29,300	(1,595)
All other	15 years	1,531	(858)	1,531	(836)

		$237,894	$(45,808)	$237,096	$(41,330)

Annual amortization expense is expected to approximate $16.6 million in 2008, $15.2 million in 2009, $13.4 million in 2010, $13.3 million in 2011 and $12.6 million in 2012. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
In connection with the acquisition of IsoTis, the Company announced plans to restructure the Company’s European operations. The restructuring plan includes closing the facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California.
In connection with the acquisition of Precise, the Company announced plans to restructure the Company’s procurement and distribution operations by closing its facility in Canoga Park, California. The Company will integrate those functions into its York, Pennsylvania dental operations.
In connection with these restructuring activities, the Company has recorded the following charges during the three months ended March 31, 2008 (in thousands):

			Selling
	Cost of	Research and	General and
	Sales	Development	Administrative	Total
Three months ended March 31, 2008
Involuntary employee termination costs	$46	$—	$13	$59
Facility exit costs	129	—	234	363
Below is a reconciliation of the restructuring accrual activity recorded during 2008 (in thousands):

	Employee
	Termination	Facility
	Costs	Exit Costs	Total
Balance at December 31, 2007	$615	$625	$1,240
Additions	86	219	305
Change in estimate	(27)	144	117
Payments	(78)	(556)	(634)
Effects of Foreign Exchange	6	—	6

Balance at March 31, 2008	$602	$432	$1,034

6. DEBT
2008 Contingent Convertible Subordinated Notes
The Company paid interest on its $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note is convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of March 31, 2008, $620,000 of the 2008 Notes had been converted to common stock or cash with the remaining amount being converted in April 2008.
The 2008 Notes were general, unsecured obligations of the Company and were subordinate to any senior indebtedness. The Company could not redeem the 2008 Notes prior to their maturity, and the 2008 Notes’ holders could have compelled the Company to repurchase the 2008 Notes upon a change of control. The fair value of the Company’s $119.4 million principal amount 2.5% Contingent Convertible Subordinated Notes outstanding at March 31, 2008 equaled its recorded value. There were no financial covenants associated with the convertible 2008 Notes.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and

2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at March 31, 2008 was approximately $162.8 million and $156.2 million, respectively.
The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of March 31, 2008, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
Pursuant to the terms of the indentures governing the 2010 Notes and the 2012 Notes, we were required to deliver this Report on Form 10-Q within 15 days of the date on which it was required to be filed with the Securities and Exchange Commission. The filing of this Report on Form 10-Q cures any default that may have arisen under the indentures had the trustee given notice of a default.
Senior Secured Revolving Credit Facility
On March 5, 2008, the Company borrowed $120.0 million under its $300 million five year senior secured revolving credit facility and as of March 31, 2008 had $120.0 million of outstanding borrowings under this credit facility at a weighted average rate of 4.1%. The Company used a portion of these borrowings to repay approximately $3.3 million of related accrued and contingent interest during the month of March 2008. The remaining proceeds from this borrowing along with existing funds (for an aggregate amount of approximately $119.4 million) were used to repay the Company’s 2.5% Contingent Convertible Subordinated Notes in the second quarter of 2008. The Company makes regular borrowing and payments each month against the credit facility and considers the outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.
On April 29, 2008, the Company obtained a waiver from the lenders under our credit facility that, among other things, extended the date for delivery of (i) the Company’s audited financial statements for the year ended December 31, 2007 until May 16, 2008 and (ii) the Company’s unaudited financial statements for the fiscal quarter ending March 31, 2008 (the “Q1 Financial Statements”) until May 31, 2008. Additionally, the lenders waived until these dates the effect of a cross-default provision under the credit facility triggered by the Company’s inability to deliver to the trustee under the indentures our audited financial statements for the year ended December 31,

2007 and Q1 Financial Statements by the applicable due dates provided in the indentures. The Company delivered to the lenders under the credit facility audited financial statements for 2007 on May 16, 2008, but did not deliver the Q1 Financial Statements until June 4, 2008, after the May 31, 2008 deadline. As a result and in accordance with the terms of the credit facility the Company notified the lenders that a “Default” (as defined in the credit facility) exists under the terms of the credit facility.
The credit facility provides that the Default will become an “Event of Default” only after a 30-day period during which the Company may cure the Default (the “Cure Period”) by delivering the Q1 Financial Statements, which Cure Period may be extended for up to 90 days if the Company is diligently and continuously pursuing the cure. The Company believes that the filing of this Report on Form 10-Q and the delivery of the Q1 Financial Statements has cured this Default.
7. STOCK-BASED COMPENSATION
As of March 31, 2008, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1993 Plan), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the 1996 Plan), the 1998 Stock Option Plan (the 1998 Plan), the 1999 Stock Option Plan (the 1999 Plan), the 2000 Equity Incentive Plan (the 2000 Plan), the 2001 Equity Incentive Plan (the 2001 Plan), and the 2003 Equity Incentive Plan (the 2003 Plan, and collectively, the Plans). No new awards may be granted under the 1993 Plan or the 1996 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The company did not grant stock options during the three-months ended March 31, 2008, and March 31, 2007, respectively. As of March 31, 2008, there was approximately $11.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years. The Company received proceeds of $1.1 million and $7.5 million from stock option exercises for the three months ended March 31, 2008 and 2007, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of March 31, 2008, there was approximately $8.2 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.
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
8. RETIREMENT BENEFIT PLANS
The Company has pension plans covering certain former U.S. employees of Miltex, as well as certain employees in the UK and former employees in Germany. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$71	$42
Interest cost	360	163
Expected return on plan assets	(305)	(140)
Recognized net actuarial loss	6	70

Net periodic benefit cost	$132	$135

The Company made $131,000 and $71,000 of contributions to its defined benefit pension plans during the three months ended March 31, 2008 and 2007, respectively.
9. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$11,565	$9,074
Foreign currency translation adjustment	10,130	1,545

Comprehensive income	$21,695	$10,619

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic net income per share:
Net income	$11,565	$9,074
Weighted average common shares outstanding	26,889	28,371
Basic net income per share	$0.43	$0.32

Diluted net income per share:
Net income	$11,565	$9,074
Add back:
Interest expense and other income/(expense) related to convertible notes payable, net of tax	—	3

Net income applicable to common stock	$11,565	$9,077

Weighted average common shares outstanding — Basic	26,889	28,371
Effect of dilutive securities:
Stock options and restricted stock	878	838
Shares issuable upon conversion of notes payable	701	756

Weighted average common shares for diluted earnings per share	28,468	29,965

Diluted net income per share	$0.41	$0.30
Options outstanding at March 31, 2008 and 2007 to acquire approximately 0.5 million shares and 0.7 million shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, because their effects would be anti-dilutive.
11. SEGMENT AND GEOGRAPHIC INFORMATION
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
The Company presents its revenues in two categories: Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. The Company’s revenues were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue
Neurosurgical and Orthopedic Implants	$67,600	$47,087
Medical Surgical Equipment	88,408	75,945

Total Revenue	$156,008	$123,032

Certain of the Company’s products, including the DuraGen® and NeuraGen™ product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 22% and 23% of total revenues in each of the three-month periods ended March 31, 2008 and 2007, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	United States	Europe	Asia Pacific	Other Foreign	Total
Three months ended March 31, 2008	$113,375	$26,662	$7,219	$8,752	$156,008
Three months ended March 31, 2007	91,374	19,978	5,682	5,998	123,032
12. COMMITMENTS AND CONTINGENCIES
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
The action seeks declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from the Company or injunctive relief to prevent the Company from selling the DuraGen® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM® product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM®, and seeking damages, including treble damages, for past infringement.
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
13. SUBSEQUENT EVENTS
During the month of April 2008, the Company used the remaining proceeds from its $120.0 million of outstanding borrowings under its credit facility along with existing funds to repay its 2.5% Contingent Convertible Subordinated Notes approximating $119.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Our distribution channels include four main sales organizations (Integra NeuroSciences, Integra Extremity Reconstruction and Integra Instruments and Integra OrthoBiologics distribution platform), a network managed by a direct sales organization and strategic alliances. We have direct sales forces in the United States. Outside of the United States, we sell our products directly through sales representatives in major European markets and through stocking distributors elsewhere. We generally invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.
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
We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the media and regulatory authorities. These products comprised 22% and 23% of total revenues in each of the three-month periods ended March 31, 2008 and 2007, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.
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
We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure), and earnings per diluted share of common stock.

ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three months ended March 31, 2008 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2007, we have acquired the following businesses:
In January 2007 we acquired the DenLite product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite is a lighted mouth mirror used in dental procedures.
In May 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU is operated as part of our surgical instruments business.
In May 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $74,000. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures.
In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.6 million. IsoTis is based in Irvine, California. IsoTis develops, manufactures and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions.
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
RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2008 was $11.6 million, or $.41 per diluted share, as compared to net income of $9.1 million, or $.30 per diluted share, for the three months ended March 31, 2007. These amounts include the following pre-tax charges (in thousands):

	Three Months Ended March 31,
	2008	2007
Employee termination and related costs	$—	$69
Inventory fair market value purchase accounting adjustments	3,208	—
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and related costs	364	499
Incremental professional and bank fees related to the delayed 10-K filing	548	—
Charges associated with discontinued or withdrawn product lines	—	500

Total	$4,120	$1,068

Of these amounts, $3.4 million and $0.6 million were charged to cost of product revenues in the three-month periods ended March 31, 2008 and 2007 respectively. The remaining amounts were primarily charged to selling, general and administrative and interest expenses.
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

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended March 31
	2008	2007
Neurosurgical and Orthopedic Implants	$67,600	$47,087
Medical Surgical Equipment	88,408	75,945

Total revenue	$156,008	$123,032
Cost of product revenues	62,212	48,577
Gross margin on total revenues	$93,796	$74,455
Gross margin as a percentage of total revenues	60%	61%
THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007
Revenues and Gross Margin
For the three-month period ended March 31, 2008, total revenues increased by $33 million, or 27%, to $156 million from $123 million for the same period last year. Domestic revenues increased by $22 million to $113.4 million from $91.4 million, decreasing to 73% of total revenues for the three-month period ended March 31, 2008, compared to 74% of total revenues in the same period last year.
In the Neurosurgical and Orthopedic Implants category, sales of our DuraGen® family of products, extremity reconstruction implants, private label infection control products and bone growth products led the revenue growth. Rapid growth in dermal repair products and sales of products for the foot and ankle accounted for much of the increase in implant product revenues. IsoTis products contributed $10.5 million of sales in the first quarter of 2008.
In the Medical Surgical Equipment category, acquired products and neurosurgical systems provided most of the year-over-year growth. LXU Healthcare products, Physician Industries products and Precise Dental products (all acquired in 2007) contributed $12.8 million of sales in the first quarter of 2008.
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
Foreign exchange fluctuations, predominantly the strength of the euro versus the dollar, accounted for a $3.6 million increase in first quarter revenues as compared to the same period last year.
Gross margin increased by $19.3 million to $93.8 million for the three-month period ended March 31, 2008, from $74.5 million for the same period last year. Gross margin as a percentage of total revenue is 60% for the first quarter 2008 compared to 61% for the same period last year. This decrease comes from the impact of inventory purchase accounting related to our IsoTis and Precise Dental acquisitions in the fourth quarter of 2007.
We expect that sales of our higher gross margin products will continue to increase as a proportion of total product revenues. Our expectation of our sales and gross margin mix may change if we make future acquisitions. We anticipate that the relatively lower gross margins generated from sales of LXU and IsoTis products will offset some of these benefits.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended March 31
	2008	2007
Research and development	5%	5%
Selling, general and administrative	40%	40%
Intangible asset amortization	2%	2%
Total other operating expenses	47%	47%

Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $15.3 million, or 26%, to $73.3 million in the first quarter of 2008, compared to $58.0 million in the first quarter of 2007.
Research and development expenses in the first quarter of 2008 increased by $1.7 million to $7.8 million, compared to $6.1 million in the same period last year. The increase was due in part to the acquisitions of LXU Healthcare and IsoTis and in part to increased spending on collagen regenerative technology and ultrasonic aspirator product development programs.
In 2008, we expect our research and development expenses as a percentage of total revenues to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including our multi-center clinical trial to support an application to the FDA for approval of the DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the first quarter of 2008 increased by $13.4 million to $62.5 million, compared to $49.1 million in the same period last year. Selling expenses increased by $5.1 million primarily due to increase in revenues and the corresponding commission costs. Selling, general and administrative expenses also increased in the first quarter of 2008 compared to the same period last year in connection with the acquisitions of LXU Healthcare, IsoTis and Precise Dental businesses.
We will continue to expand our direct sales and marketing organizations in our direct selling platforms and increase corporate staff to support the recent growth in our business, to integrate acquired businesses, and to improve the internal controls over financial reporting. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the expansion of our finance and accounting staff. We expect to incur costs related to these activities in 2008 as we complete these on-going activities.
Amortization expense in the first quarter of 2008 increased by $0.2 million to $3.0 million, compared to $2.8 million in the same period last year. The increase was primarily related to LXU and IsoTis intangible assets acquired in 2007.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended March 31
	2008	2007
Interest income	$687	$223
Interest expense	4,215	2,759
Other income (expense)	1,507	(208)
Interest Income
Interest income increased in the three-month period ended March 31, 2008, compared to the same period last year, primarily due to higher average cash and investment balances.
Interest Expense
Interest expense increased in the three-month period ended March 31, 2008, compared to the same period last year, primarily due to the issuance of $330 million of senior convertible notes in June 2007, which was offset by lower borrowing costs on our credit facility. On March 4, 2008, we entered into a waiver agreement with the lenders on our credit facility primarily related to the late filing of our 10-K. We paid $317,500 with respect to this waiver which is treated as interest expense.
Our reported interest expense for the three-month periods ended March 31, 2008 and 2007, respectively, includes $3.2 million and $.8 of cash interest expense on convertible notes. We incurred approximately $9.8 million of costs in connection with the issuance of our 2010 and 2012 Notes in the second quarter of 2007, which are being amortized over the term of the notes. Interest expense of the three-month period ended March 31, 2008 includes $0.6 million of non-cash amortization of debt issuance costs as compared to $0.1 million in the same period last year.
On March 17, 2008, our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $25,000 and $168,000 for the three months ended March 31, 2008 and 2007, respectively.

In accordance with the terms of the 2008 Notes we paid approximately $0.2 million and $119.4 million and issued 12,000 and 756,000 shares of our common stock in March and April 2008, respectively. We borrowed $120 million under our credit facility in March in order to repay the 2008 Notes, which were entirely repaid by April 15, 2008.
Other Income
Other income increased in the three-month period ended March 31, 2008, compared to the same period last year, primarily due to foreign exchange gains of $1.5 million in the first quarter of 2008. The foreign exchange gain in the first quarter of 2008 primarily relates to the re-measurement through income of a U.S. dollar intercompany liability of the Company’s Ireland manufacturing company, the functional currency of which was changed to euros effective January 1, 2008. This change was made due to key operational changes in the Ireland manufacturing company’s activities, which have led to the majority of that entity’s activities being conducted in euros.
Income Taxes

(in thousands)	Three Months Ended March 31,
	2008	2007
Income before income taxes	18,515	$13,759
Income tax expense	6,950	4,685
Net income	11,565	9,074
Effective tax rate	38%	34%
Our effective income tax rate for the three months ended March 31, 2008 and 2007 was 38% and 34%, respectively. The increase in the effective income tax rate year-over-year was primarily due to the changes in the geographic mix of taxable income attributable to recently acquired businesses and the change in valuation allowances.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
INTERNATIONAL PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United			Other
	States	Europe	Asia Pacific	Foreign	Total
Three months ended March 31, 2008	$113,375	$26,662	$7,219	$8,752	$156,008
Three months ended March 31, 2007	91,374	19,978	5,682	5,998	123,032
For the three months ended March 31, 2008, revenues from customers outside the United States totaled $42.6 million, or 27% of total revenues, of which approximately 63% were to European customers. Revenues from customers outside the United States included $30.3 million of revenues generated in foreign currencies. For the three months ended March 31, 2007, revenues from customers outside the United States totaled $31.7 million, or 26% of total revenues, of which approximately 63% were to European customers. Revenues from customers outside the United States included $19.5 million of revenues generated in foreign currencies.
Because we have operations based in Europe and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, and the Japanese yen, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro, British pound, Swiss franc, Canadian dollar, Mexican peso, and the Japanese yen, could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $199.0 million and $57.3 million as of March 31, 2008 and December 31, 2007, respectively.
Cash Flows

(in thousands)	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$20,346	$15,282
Net cash used in investing activities	(2,850)	(6,173)
Net cash (used in) provided by financing activities	121,001	(3,364)
Effect of exchange rate fluctuations on cash	3,177	887

Net increase in cash and cash equivalents	$141,674	$6,632
Cash Flows Provided by Operating Activities
We generated positive operating cash flows of $20.3 million and $15.3 million at March 31, 2008 and 2007, respectively. Operating cash flows for the year ended December 31, 2007 were $47 million. Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Operating cash flows improved as a result of higher pre-tax income, and improved working capital management.
Cash Flows (Used in) Provided by Investing and Financing Activities
Our principal use of funds during the first quarter ended March 31, 2008 was $2.9 million in capital expenditures. We received $1.1 million from the issuance of common stock through the exercise of stock options during the period. We also borrowed $120 million under our senior credit facility and paid off $.2 million of outstanding debt. We borrowed $120.0 million under our credit facility in March in order to repay the 2008 Notes which were entirely repaid by April 15, 2008.
Working Capital
At March 31, 2008 and December 2007, working capital was $172.2 million and $148.3 million, respectively. The increase in working capital is primarily related to the increase in cash and cash equivalents of $21.7 million, excluding the $120 million of borrowings under our credit facility in the first quarter of 2008.
Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest each June 1 and December 1 on our $165 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%. In 2008, we will pay an additional amount to holders of the Notes as liquidated damages for failure to maintain the effectiveness of the registration statements that permit resales of the common stock issuable upon conversion of the Notes, which failure was caused by our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2007. Pursuant to the registration rights agreements, dated June 11, 2007, related to the Notes, the liquidated damages amount is calculated at an annualized rate of 0.25% of the outstanding principal amount of the Notes beginning on May 11, 2008 until the earlier of the date on which a qualifying shelf registration statement becomes effective or June 11, 2008. We estimate that the aggregate payments for the 30-day period from May 11, 2008 to June 11, 2008 will equal approximately $70,000. Payments of the liquidated damages amount will be made at the same time that ordinary interest payments are made to the holders of the Notes.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of March 31, 2008, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
On March 5, 2008, we borrowed $120.0 million under our senior secured revolving credit facility, and as a result of this borrowing, we currently have $120.0 million of outstanding borrowings under this credit facility. We used the proceeds along with existing funds to repay our 2.5% Contingent Convertible Subordinated Notes due 2008 upon conversion or maturity, approximating $119.6 million, and related accrued and contingent interest approximating an additional $3.3 million.
We paid interest on our $120 million contingent convertible subordinated notes due March 2008 (“2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. On March 17, 2008, we also paid $1.8 million of contingent interest on the 2008 Notes at maturity because our common stock price was greater than $37.56 at thirty days prior to their maturity. This market price greater than $37.56 per share also allowed holders of the 2008 Notes to convert the notes prior to maturity. There were no financial covenants associated with the 2008 Notes. We repaid these Notes upon conversion or maturity in March and April 2008 in accordance with the terms of the 2008 Notes and issued 768,000 shares of our common stock.
Share Repurchase Plan
In October 2007, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions. As of March 31, 2008, there remained $54.5 million available for share repurchases under this authorization.
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

Contractual Obligations and Commitments
As of March 31, 2008, we were obligated to pay the following amounts under various agreements:

			1-3		More
		Less than	Years	3-5	than
	Total	1 Year	(in millions)	Years	5 years
Convertible Securities — Short Term	$119.4	$119.4	$—	$—	$—
Convertible Securities — Long Term	330.0	—	165.0	165.0	—
Revolving Credit Facility*	120.0	120.0	—	—	—
Interest on Convertible Securities	29.1	8.5	14.7	5.9	—
Operating Leases	16.7	4.4	6.3	2.0	4.0
Purchase Obligations	11.1	5.6	0.7	4.8	—
Warranty Obligations	0.1	0.1	—	—	—
Pension Contributions	0.2	—	—	0.1	0.1

Total	$626.6	$258.0	$186.7	$177.8	$4.1

*	The Company makes regular borrowing and payments each month against the credit facility and considers the outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.
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
OTHER MATTERS
Critical Accounting Policies
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 has not materially changed.
Recently Issued Accounting Standards
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1, which we believe may be material to our financial condition and results of operations.
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

(2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date or ones closed in 2008, but for which the purchase price allocation is finalized in 2009.
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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. A hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $1.2 million on an annual basis.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Action Plan and Progress to Date
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-K for the year ended December 31, 2007, management noted it had identified material weaknesses in our internal control over financial reporting with respect to the following:
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
These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Remediation of these weaknesses had not yet been completed and, therefore, these material weaknesses continued to exist as of March 31, 2008.
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
Additionally, we have taken and are taking the following actions to remediate the material weaknesses identified above:
•	On September 6, 2007, we accepted the resignation of our Chief Financial Officer.

•	Reassigned our former corporate controller from the business development department to the finance organization to assist with the quarterly close and process improvements.

•	Recruited additional accounting and tax professionals who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes. Several individuals have been hired within the finance organization and management continues to recruit additional personnel. We have utilized our internal audit group and outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our direction. Training for current and new personnel is being addressed. We also have developed a group that is solely dedicated to developing and administrating training materials to departmental personnel as well as enhancing communication channels among departments and organizations within the company.

•	Enhancements to the reconciliation process were made during the 2007 fiscal year. Reconciliations are being reviewed by several levels of management prior to finalization. In addition, during the first quarter of 2008, management developed reconciliation policies and procedures that will be administered to all departments in 2008.

•	Management continues to address the control weaknesses around intercompany accounting transactions. Detailed intercompany reconciliations will be prepared each period and analyzed by several levels of management. Process changes are being identified and implemented, which enforce compliance with existing and revised processes for intercompany transactions and allow for easier accounting and monitoring of such transactions. Process improvements are still being analyzed and addressed by management.

•	Certain individuals have been hired in the tax department. These individuals have been working on assessing the current tax structure and reviewing the transactions in the tax accounts. Management will continue working on addressing the control weaknesses as it relates to assessing and recording tax transactions.

•	The Company performed a detailed study related to its controls associated with the use of its primary financial reporting system and has a working group in place focused on implementing the key findings from that assessment. The Business Process Management team was established and has been recruiting IT and project management professionals with the necessary knowledge and experience to continue the optimization efforts around the Company’s Enterprise Resource Planning system (ERP) and supporting business processes. The team continues its planning around additional phases of ERP rollouts in international locations and the integration of acquired businesses. We expect the remediation in this area to continue for a number of months.
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
In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen® family of duraplasty products.
The action seeks declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s patent and that the Company’s patent is invalid. Codman does not seek either damages from the Company or injunctive relief to prevent the Company from selling the DuraGen® Dural Graft Matrix. The Company has filed a counterclaim against Codman, alleging that Codman’s DURAFORM® product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM®, and seeking damages, including treble damages, for past infringement.
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
ITEM 1A. RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed other than the modifications to the risks factors as set forth below.
We have material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.
Management identified material weaknesses in our internal controls over financial reporting related to (1) the complement of its personnel; (2) the accounts reconciliation; (3) the intercompany transactions; (4) the income tax accounts; and (5) the configuration, segregation of duties and access to key financial reporting applications. Remediation of these weaknesses had not yet been completed, and therefore these material weaknesses continued to exist as of March 31, 2008. As a result of these material weaknesses, we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) on a timely basis. In addition, we were unable to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (this “Quarterly Report”) on a timely basis because of our need to first complete and file the 2007 Annual Report. In response to the material weaknesses identified, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weaknesses.
While we aim to work diligently to ensure a robust accounting system that is devoid of significant deficiencies and material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See Item 4 Controls and Procedures for a further discussion of our assessment of our internal controls over financial reporting.
Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from The NASDAQ Global Select Market which could adversely affect the liquidity of our common stock and the market price of our common stock could decline.

On May 20, 2008, we received a notice from the staff of The NASDAQ Global Select Market (“NASDAQ”) stating that the Company is not in compliance with Marketplace Rule 4310(c) (14) because it had not filed this Quarterly Report on a timely basis. Due to such noncompliance, the Company’s common stock may be subject to potential delisting from NASDAQ. We had previously requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination related to the 2007 Annual Report and to present our plan to regain compliance with NASDAQ’s filing requirements, which was held on April 24, 2008. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. On May 29, 2008, the Panel notified us that it had determined to continue listing of the Company’s securities on NASDAQ, subject to the Company filing its Form 10-Q for the quarter ended March 31, 2008 on or before June 13, 2008. Following the filing of this Form 10-Q, we intend to request that the Panel determine that the Company is back in compliance with the NASDAQ listing requirements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2007, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions.
The following table summarizes our repurchases of our common stock during the quarter ended March 31, 2008 under this program:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value of
	Total Number		Part of Publicly	Shares that May Yet
	of Shares	Average price paid	Announced	be Purchased
Period	Purchased	per Share	Program	Under the Program

January 1, 2008 — January 31, 2008	—	—	—	$54,533,276
February 1, 2008 — February 29, 2008	—	—	—	$54,533,276
March 1, 2008 — March 31, 2008	—	—	—	$54,533,276

Total	—	—	—	$54,533,276

ITEM 6. EXHIBITS
10.1	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.2	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 )

10.3	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.4	Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008(Incorporated by reference to Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Amendment 2008-1, dated as of January 2, 2008, to the John B. Henneman, III Performance Stock Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.35(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.7	Amendment 2008-1, dated as of January 2, 2008, to the Gerard S. Carlozzi Performance Stock Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	New Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.9	Integra LifeSciences Holdings Corporation Management Incentive compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: June 4, 2008	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: June 4, 2008	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibit Index
10.1	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.2	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.3	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.4	Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Amendment 2008-1, dated as of January 2, 2008, to the John B. Henneman, III Performance Stock Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.35(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.7	Amendment 2008-1, dated as of January 2, 2008, to the Gerard S. Carlozzi Performance Stock Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.36(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.8	New Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.9	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008(Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002