Form 10-K/A
period 2006-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2008-07-31
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE
Integra LifeSciences Holdings Corporation (the “Company”) is filing this amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (the “Amendment”) solely to amend Part II, Item 9A (Controls and Procedures) to add one sentence expressly stating, under “Management’s Report on Internal Control over Financial Reporting,” that the Company’s internal control over financial reporting was not effective as of December 31, 2007 as a result of the material weaknesses identified. Other than this additional sentence, the text of Item 9A remains unchanged in all respects.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with the Amendment under Part IV, Item 15 the certifications set forth in Exhibits 31.1, 31.2, 32.1, 32.2. No modification or update is otherwise made to any other disclosures or exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”) originally filed on May 16, 2008 with the Securities and Exchange Commission (the “Commission”). Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

PART II
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

Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: July 31, 2008	By:	/s/ Stuart M. Essig

Stuart M. Essig President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig	President, Chief Executive Officer and	July 31, 2008
Stuart M. Essig	Director (Principal Executive Officer)

/s/ John B. Henneman, III	Executive Vice President, Finance and	July 31, 2008
John B. Henneman, III	Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ Jerry E. Corbin	Vice President and Corporate Controller	July 31, 2008
Jerry E. Corbin	(Principal Accounting Officer)

/s/ Richard E. Caruso, Ph.D.	Chairman of the Board	July 31, 2008
Richard E. Caruso, Ph.D.

/s/ Thomas J. Baltimore, Jr.	Director	July 31, 2008
Thomas J. Baltimore, Jr.

Director
Keith Bradley, Ph.D.

/s/ Neal Moszkowski	Director	July 31, 2008
Neal Moszkowski

/s/ Christian Schade	Director	July 31, 2008
Christian Schade

/s/ James M. Sullivan	Director	July 31, 2008
James M. Sullivan

/s/ Anne M. VanLent	Director	July 31, 2008
Anne M. VanLent

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002