Form 10-Q
period 2008-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2008-08-11
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 7, 2008 was 27,443,469.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007(Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	44

Item 6. Exhibits	46

SIGNATURES	47

EXHIBITS

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-10.4: FORM OF RESTRICTED STOCK AGREEMENT
EX-10.7: AMENDMENT TO SECOND AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.8: FORM OF CONTRACT STOCK/RESTRICTED UNITS AGREEMENT
EX-10.9: FORM OF PERFORMANCE STOCK AGREEMENT
EX-10.10: LEASE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenue	$157, 198	$134,767	$313,206	$257,799
Costs and Expenses:
Cost of product revenues	58,159	52,808	120,371	101,385
Research and development	7,793	6,239	15,591	12,299
Selling, general and administrative	63,475	54,980	125,964	104,085
Intangible asset amortization	2,973	3,845	5,946	6,632

Total costs and expenses	132,400	117,872	267,872	224,401
Operating income	24,798	16,895	45,334	33,398
Interest income	444	636	1,131	860
Interest expense	(4,261)	(3,273)	(8,476)	(6,033)
Other income (expense), net	(451)	303	1,056	96

Income before income taxes	20,530	14,561	39,045	28,321
Income tax expense	6,716	5,220	13,666	9,905

Net income	$13,814	$9,341	$25,379	$18,416

Basic net income per share	$0.50	$0.33	$0.93	$0.65
Diluted net income per share	$0.48	$0.31	$0.90	$0.61

Weighted average common shares outstanding:
Basic	27,662	28,156	27,276	28,371
Diluted	28,580	30,169	28,170	30,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$77,338	$57,339
Trade accounts receivable, net of allowances of $7,947 and $7,816	108,126	103,539
Inventories, net	149,345	144,535
Deferred tax assets	21,214	22,254
Prepaid expenses and other current assets	23,538	12,264

Total current assets	379,561	339,931

Property, plant and equipment, net	63,437	61,730

Intangible assets, net	188,130	195,766
Goodwill	214,478	207,438
Other assets	16,848	13,147

Total assets	$862,454	$818,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$120,000	$—
Convertible securities	—	119,962
Deferred revenue	2,655	2,901
Accounts payable, trade	26,029	23,232
Accrued expenses and other current liabilities	40,551	45,576

Total current liabilities	189,235	191,671

Long-term convertible securities	330,000	330,000

Deferred tax liabilities	—	16,052

Other liabilities	19,131	19,860

Total liabilities	538,366	557,583

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.01 par value; 60,000 authorized shares; 33,735 and 32,252 issued at June 30, 2008 and December 31, 2007, respectively	337	323
Additional paid-in capital	422,178	395,266
Treasury stock, at cost; 6,354 shares at June 30, 2008 and December 31, 2007	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	32,006	19,768
Pension liability adjustment, net of tax	(719)	(723)
Retained earnings	122,666	98,175

Total stockholders’ equity	324,088	260,429

Total liabilities and stockholders’ equity	$862,454	$818,012

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$25,379	$18,416

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,044	13,196
Deferred income tax benefit	(1,709)	(3,000)
Amortization of bond issuance costs	1,218	237
Gain on sale of assets	—	(133)
Share-based compensation	7,078	7,182
Excess tax benefits from stock-based compensation arrangements	(659)	(389)
Other, net	18	228
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(3,262)	(4,069)
Inventories	(5,437)	(9,832)
Prepaid expenses and other current assets	(13,387)	1,926
Other non-current assets	(1,185)	4,198
Accounts payable, accrued expenses and other current liabilities	(4,052)	1,466
Income taxes payable	—	(878)
Deferred revenue	(135)	(1,542)
Other liabilities	460	(5,245)

Net cash provided by operating activities	18,371	21,761

INVESTING ACTIVITIES:

Cash used in business acquisition, net of cash acquired	(33)	(36,055)
Proceeds from sale of assets	—	371
Purchases of property and equipment	(6,103)	(11,066)

Net cash used in investing activities	(6,136)	(46,750)

FINANCING ACTIVITIES:

Borrowings under senior credit facility	120,000	75,000
Repayment of loans and credit facility	(119,558)	(175,053)
Proceeds from issuance of convertible notes	—	330,000
Proceeds from sale of stock purchase warrants	—	21,662
Purchase option hedge on convertible notes	—	(46,771)
Convertible note issuance costs	—	(9,160)
Proceeds from exercised stock options	3,628	11,837
Excess tax benefits from stock-based compensation arrangements	659	389
Purchases of treasury stock	—	(86,069)

Net cash provided by financing activities	4,729	121,835

Effect of exchange rate changes on cash and cash equivalents	3,035	1,295

Net change in cash and cash equivalents	19,999	98,141

Cash and cash equivalents at beginning of period	57,339	22,697

Cash and cash equivalents at end of period	$77,338	$120,838

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
     In the opinion of management, the June 30, 2008 unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, fair value estimates of stock-based compensation awards, valuation allowances recorded against deferred tax assets, estimates of amounts to be paid to employees and other exit costs to be incurred in connection with the restructuring of our operations and loss contingencies. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the current circumstances. Actual results could differ from these estimates.
     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
Recently Adopted Accounting Standards
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As of June 30, 2008, the Company does not have any assets measured at fair value. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results.

     In accordance with the provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, SFAS 157 will have on our non-financial assets and liabilities.
Recently Issued Accounting Standards
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1, which we believe will be material to our results of operations.
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
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control of a target, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected material impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP, FAS142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.
2. BUSINESS ACQUISITIONS
Precise Dental
     In December 2007 we acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments, and acquisition expenses of $292,000. The Precise Dental family of companies develop, manufacture, procure, market and sell endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies have procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico.
     The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$25
Inventory	3,243
Accounts receivable	820
Other current assets	65
Property, plant and equipment	603
Other assets	10
Intangible assets:		Wtd. Avg. Life
Technology	421	15 years
Customer relationships	2,971	15 years
Noncompetition agreements	100	5 years
Trade name	142	20 years
Goodwill	4,590

Total assets acquired	12,990

Accounts payable and other current liabilities	573
Deferred tax liability	1,625

Total liabilities assumed	2,198

Net assets acquired	$10,792

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

IsoTis, Inc.
     In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments, and acquisition expenses of $4.7 million. IsoTis is based in Irvine, California. IsoTis develops, manufactures and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions.
     The following summarizes the preliminary purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$10,666
Inventory	17,796
Other current assets	10,502
Property and equipment, net	3,841
Intangible assets:		Wtd. Avg. Life
Developed product technology — Generation I	3,400	10 years
Developed product technology — Generation II	11,000	15 years
In-process research and development	4,600	Expensed immediately
Goodwill	27,848
Other assets	500

Total assets acquired	90,153

Current liabilities	16,232
Deferred revenue and other liabilities	5,256

Total liabilities	21,488

Net assets acquired	$68,665

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
Physician Industries
     In May 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments, and acquisition expenses of $74,000. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures.
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
     The following unaudited pro forma financial information summarizes the results of operations for the three months and six months ended June 30, 2007 as if the acquisitions completed by the Company during 2007 had been completed as of the beginning of 2007. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands, except per share amounts)	2007	2007
Total Revenue	$154,294	$302,097
Net income	$8,689	$11,693
Net income per share: Basic
Basic	$0.30	$0.41
Diluted	$0.29	$0.39
3. INVENTORIES
     Inventories, net consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$102,528	$103,172
Work in process	30,566	27,812
Raw materials	41,350	37,639
Less reserves	(25,099)	(24,088)

	$149,345	$144,535

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of goodwill for the six months ended June 30, 2008, were as follows:

Balance at December 31, 2007	$207,438
Purchase price allocation adjustments	2,023
Foreign currency translation	5,017

Balance at June 30, 2008	$214,478

     The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This test was performed during the second quarter 2008 and resulted in no impairment for any of the periods presented.

     The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	June 30, 2008			December 31, 2007
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Completed technology	13 years	$52,086	$(14,008)	$38,078	$51,673	$(11,663)	$40,010
Customer relationships	12 years	76,110	(21,762)	54,348	75,719	(17,548)	58,171
Trademarks/brand names	34 years	36,082	(5,934)	30,148	36,069	(5,202)	30,867
Trademarks/brand names	Indefinite	36,300	—	36,300	36,300	—	36,300
Noncompetition agreement	5 years	6,559	(5,167)	1,392	6,504	(4,486)	2,018
Supplier relationships	30 years	29,300	(2,080)	27,220	29,300	(1,595)	27,705
All other	15 years	1,531	(887)	644	1,531	(836)	695

		$237,968	$(49,838)	$188,130	$237,096	$(41,330)	$195,766

     Annual amortization expense is expected to approximate $16.6 million in 2008, $15.2 million in 2009, $13.4 million in 2010, $13.3 million in 2011, and $12.6 million in 2012. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
     In connection with the IsoTis acquisition, the Company announced plans to restructure the Company’s European operations. The restructuring plan includes closing the IsoTis facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California.
     In connection with the Precise acquisition the Company announced plans to restructure the Company’s procurement and distribution operations by closing the Precise facility in Canoga Park, California. The Company will integrate the procurement and distribution operations into its York, Pennsylvania dental operations.
     In connection with these restructuring activities, the Company has recorded the following charges during the three and six months ended June 30, 2008 (in thousands):

			Selling
		Research and	General and
	Cost of Sales	Development	Administrative	Total
Involuntary employee termination costs:
Three months ended June 30, 2008	$—	$—	$12	$12
Six months ended June 30, 2008	$(47)	$—	$25	$(22)
Facility exit costs:
Three months ended June 30, 2008	$—	$—	$—	$—
Six months ended June 30, 2008	$129	$—	$234	$363

     The Company recorded net reversals of previously recorded provisions based on the final settlement of those obligations during the second quarter. Below is a reconciliation of the restructuring accrual activity recorded through June 30, 2008 (in thousands):

	Employee	Facility
	Termination	Exit
	Costs	Costs	Total
Balance at December 31, 2007	$615	$625	$1,240
Additions	98	219	317
Change in estimate	(120)	144	24
Payments	(145)	(685)	(830)
Acquired through acquisitions	—	—	—
Effects of foreign exchange	6	—	6

Balance at June 30, 2008	$454	$303	$757

     The Company expects to pay all of the remaining employee termination costs by the end of 2008.
6. DEBT
2008 Contingent Convertible Subordinated
     The Company was required to make interest payments on its $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note was convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of June 30, 2008, all of the 2008 Notes had been converted to common stock or cash.
     The 2008 Notes were general, unsecured obligations of the Company and were subordinate to any senior indebtedness. The Company could not redeem the 2008 Notes prior to their maturity, and the 2008 Notes’ holders could have compelled the Company to repurchase the 2008 Notes upon a change of control. On March 5, 2008 the Company borrowed $120 million under its senior secured revolving credit facility. The Company used these funds to repay the 2008 Notes upon conversion or maturity. As a result of the conversions, the Company issued 768,221 shares of the Company’s common stock. There were no financial covenants associated with the convertible 2008 Notes.
     In conjunction with the 2008 Notes, the Company had previously recognized a deferred tax liability related to the conversion feature of the debt. As a result of the repayment of the 2008 Notes, the Company reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.4 million of additional paid-in capital for the six months ended June 30, 2008.
2010 and 2012 Senior Convertible Notes
     On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at June 30, 2008 was approximately $164.8 million and $160.2 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of the Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2009 (with respect to the 2010 Notes) or anytime after December 15, 2011 (with respect to the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of June 30, 2008, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
     Holders of the Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the applicable indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.
     The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2010 Notes rank equal in right of payment to the 2012 Notes. The Notes will be the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.
     In connection with the issuance of the Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to the Company was approximately $46.8 million. The Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.
     The initial strike price of the call transactions is (1) for the 2010 Notes, approximately $66.26 per share of Common Stock, and (2) for the 2012 Notes, approximately $64.96, in each case subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is (x) for the 2010 Notes, approximately $77.96 per share of Common Stock and (y) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments, substantially similar to those in the Notes.
Senior Secured Revolving Credit Facility
     On March 5, 2008, the Company borrowed $120.0 million under its $300 million five-year senior secured revolving credit facility and as of June 30, 2008 had $120.0 million of outstanding borrowings under this credit facility. The outstanding borrowings have one-month interest periods. The weighted average interest rate of the outstanding borrowings is approximately 3.46%. The Company used a portion of these borrowings to repay approximately $3.3 million of related accrued and contingent interest during the month of March 2008. The remaining proceeds from this borrowing along with existing funds (for an aggregate amount of approximately $119.4 million) were used to repay the 2008 Notes in the second quarter of 2008. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers such outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.

7. STOCK-BASED COMPENSATION
     As of June 30, 2008, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans: (i) the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), (ii) the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), (iii) the 1998 Stock Option Plan (the “1998 Plan”), (iv) the 1999 Stock Option Plan (the “1999 Plan”), (v) the 2000 Equity Incentive Plan (the “2000 Plan”), (vi) the 2001 Equity Incentive Plan (the “2001 Plan”), and (vii) the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No awards may be granted under the 1993 Plan or the 1996 Plan.
     Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
     The Company did not grant any stock options during the six months ended June 30, 2008 and June 30, 2007. As of June 30, 2008, there were approximately $9.2 million of total unrecognized compensation costs related to unvested stock options. These costs were expected to be recognized over a weighted-average period of approximately 2.2 years. The Company was entitled to receive proceeds of $4.1 million and $11.8 million from stock option exercises for the six months ended June 30, 2008 and 2007, respectively.
     During the three months ended June 30, 2008, the Company identified certain options that had previously been granted to individuals who are not considered employees and had not been accounted for under the guidance prescribed in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company recorded an adjustment to revise retained earnings and additional paid-in-capital by approximately $900,000 to reflect the impact of previously unrecognized compensation expense associated with certain non-employee option grants between 1998 and 2004. This adjustment is immaterial to the current period and each of the prior affected periods.
Awards of Restricted Stock, Performance Stock and Contract Stock
     Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of June 30, 2008, there were approximately $9.2 million of total unrecognized compensation costs related to unvested awards. These costs were expected to be recognized over a weighted-average period of approximately 1.8 years.
     The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
     The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP was amended in 2005 to eliminate the look-back option and to reduce the discount available to participants to five percent. Accordingly, the ESPP is a non-compensatory plan under FASB Statement No. 123(R), Share-Based Payments.

8. RETIREMENT BENEFIT PLANS
     The Company has pension plans covering certain former U.S. employees of Miltex, as well as certain UK employees and former employees in Germany. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$72	$60	$143	$102
Interest cost	361	231	721	394
Expected return on plan assets	(307)	$(199)	$(612)	$(340)
Recognized net actuarial loss	6	99	11	169

Net period benefit cost	$132	$191	$263	$325

     The Company made $255,000 and $190,000 of contributions to its defined benefit pension plans for the six months ended June 30, 2008 and 2007, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$13,814	$9,341	$25,379	$18,416
Foreign currency translation adjustment	2,108	2,700	12,238	4,248

Comprehensive income	$15,922	$12,041	$37,617	$22,664

10. NET INCOME PER SHARE
     Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income per share:
Net Income	$13,814	$9,341	$25,379	$18,416
Weighted average common shares outstanding	27,662	28,156	27,276	28,371
Basic net income per share	$0.50	$0.33	$0.93	$0.65
Diluted net income per share:
Net income	$13,814	$9,341	$25,379	$18,416
Add back: Interest expense and other income/(expense) related to convertible notes payable, net of tax	—	2	—	5

Net income available to common stock	$13,814	$9,343	$25,379	$18,421
Weighted average common shares outstanding — Basic	27,662	28,156	27,276	28,371

Effect of dilutive securities:
Stock options and restricted stock	918	985	894	917
Shares issuable upon conversion of notes payable	—	1,028	—	901

Weighted average common shares for diluted earnings per share	28,580	30,169	28,170	30,189

Diluted net income per share	$0.48	$0.31	$0.90	$0.61
     Options outstanding to acquire approximately 0.5 million shares of common stock at each of June 30, 2008 and 2007 were excluded from the computation of diluted net income per share for the six months ended June 30, 2008 and 2007 because the effect would be anti-dilutive. There were no options outstanding to acquire shares for the three months ended June 30, 2008 excluded from the computation of diluted net income per share. Options outstanding at June 30, 2007 to acquire approximately 0.3 million shares of common stock were excluded from the computation of diluted net income per share for the three months ended June 30, 2007 because the effect would be anti-dilutive.
11. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s management reviews financial results and manages the business on an aggregate basis. Accordingly, we report our financial results under a single operating segment: the development, manufacturing and distribution of medical devices.

     The Company presents its revenues in two categories: Neurosurgical and Orthopedic Implants, and Medical Surgical Equipment. The Company’s revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Medical surgical equipment and other	$89,496	$85,359	$177,904	$161,304
Neurosurgical and orthopedic implants	67,702	49,408	135,302	96,495

Total Revenues	$157,198	$134,767	$313,206	$257,799

     Certain of the Company’s products, including the DuraGen® and NeuraGen™ product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 22% and 25% of total revenues in each of the three-month periods ended June 30, 2008 and 2007, respectively, and 22% and 25% of total revenues in each of the six-month periods ending June 30, 2008 and 2007, respectively. Accordingly, a widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
     Total revenues by major geographic area are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$115,754	$101,664	$229,129	$192,742
Europe	25,937	23,552	52,599	44,721
Asia Pacific	6,142	4,789	13,361	10,589
Other Foreign	9,365	4,762	18,117	9,747

Total	$157,198	$134,767	$313,206	$257,799

     The Company classifies its revenue by major geographic area based on the customer location receiving the product shipment.
12. COMMITMENTS AND CONTINGENCIES
     In consideration for certain technology, manufacturing, distribution and selling rights, and licenses granted to the Company, the Company has agreed to pay royalties on the sales of products that are commercialized relative to the granted rights and licenses. Royalty payments under these agreements by the Company were not significant for any of the periods presented.
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
13. SUBSEQUENT EVENTS
     On August 1, 2008, the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (together “Theken”) for $75 million in cash at closing, subject to certain adjustments, and up to $125 million in future payments based on the performance of the business after closing. The future payments will be tied to revenues of the Theken business during a two-year period following the closing.
     On July 28, 2008, the Company borrowed $80 million under our senior secured revolving credit facility to fund the Theken acquisition and for other general corporate purposes. As a result of this borrowing, the Company had $200 million of outstanding borrowings under our credit facility as of the date of this filing.
     On August 6, 2008, the Company and Stuart M. Essig entered into Amendment 2008-2 (the “Amendment”) to Mr. Essig’s Second Amended and Restated Employment Agreement with the Company, dated as of July 27, 2004. The Amendment extends the term of Mr. Essig’s employment until December 31, 2011 and provides for automatic one-year extensions thereafter. The Amendment also provides that Mr. Essig will receive (i) a grant of 375,000 restricted stock units (“RSUs”) on the effective date of the Amendment; (ii) a non-qualified stock option to purchase 125,000 shares of Company common stock to be granted on the first day on which the Company trading window opens following the effective date of the Amendment and (iii) annual grants during the term, commencing in December 2008, of between 75,000 and 100,000 RSUs or performance shares. As the 375,000 RSUs vest at the grant date, a charge of approximately $18.0 million is to be recognized upon issuance.

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
     We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in subsequent Quarterly Reports on Form 10-Q.
     You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.
GENERAL
     Integra is a market-leading, innovative medical device company focused on helping the medical professional enhance the standard of care for patients. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, small bone and joint injuries, the repair and reconstruction of soft tissue, and instruments for surgery.
     Our distribution channels include three main sales organizations (Integra NeuroSpine, Integra Extremity Reconstruction, and Integra Medical Instruments) and strategic alliances. We have direct sales forces and dealer networks managed by a direct sales organization in the United States. Outside of the United States, we sell our products directly through sales representatives in major European markets and through stocking distributors elsewhere. We generally invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.
     We present revenues in two categories: Neurosurgical and Orthopedic Implants, and Medical Surgical Equipment. Our Neurosurgical and Orthopedic Implants product group includes the following: dural grafts that are indicated for the repair of the dural matter; bone graft substitutes that promote the regeneration of bone; dermal regeneration and engineered wound dressings; implants used in small bone and joint fixation and repair of peripheral nerves; hydrocephalus management; and implants used in bone regeneration and in guided tissue regeneration in periodontal surgery. Our Medical Surgical Equipment product group includes the following: ultrasonic surgery systems for tissue ablation; cranial stabilization and brain retraction systems; instrumentation used in general, neurosurgical, spinal, plastic and reconstructive surgery and dental procedures; systems for the measurement of various brain parameters; specialty surgical lighting systems; and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricle of the brain.
     We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment: the development, manufacturing and distribution of medical devices.
     We manufacture many of our products in various plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our hand-held surgical instruments and orthopedic implants through specialized third-party vendors.
     We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the media and regulatory authorities. These products comprised 22% and 25% of total revenues in each of the six-month periods ended June 30, 2008 and June 30, 2007, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.
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
ACQUISITIONS
     Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the six months ended June 30, 2008 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion.
RESULTS OF OPERATIONS
     Net income for the three months ended June 30, 2008 was $13.8 million, or $0.48 per diluted share, as compared with net income of $9.3 million, or $0.31 per diluted share, for the three months ended June 30, 2007.
     Net income for the six months ended June 30, 2008 was $25.4 million, or $0.90 per diluted share, as compared with net income of $18.4 million, or $0.61 per diluted share, for the six months ended June 30, 2007.
Executive Summary
     The increase in net income for the three months ended June 30, 2008 over the prior year period resulted primarily from a 17% increase in revenues, an improvement in gross margin percentage from 60.8% in the 2007 period to 63.0% in 2008, reductions in each of general and administrative expenses and amortization expense as a percentage of revenue, and a reduction in the effective tax rate as a percentage of income before taxes from 35.8% during the 2007 period to 32.7% in the second quarter of 2008.
     The increase in net income for the six months ended June 30, 2008 over the prior year period resulted primarily from a 21% increase in revenues, an improvement in gross margin percentage from 60.6% in the 2007 period to 61.6% in 2008 and a reduction in amortization expense as a percentage of revenue.

     Our costs and expenses include the following charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Acquisition-related charges	$453	$1,631	$3,661	$1,631
Facility consolidation, manufacturing transfer and System integration charges	201	186	565	685
Employee termination and related costs	—	(228)	—	(159)
Charges associated with discontinued or withdrawn product lines	—	956	—	1,456
Intangible asset impairments	—	1,014	—	1,014
Charges related to restructuring European subsidiaries	—	335	—	335
Incremental professional and bank fees related to the delayed 10-K filing	493	—	1,041	—

Total	$1,147	$3,894	$5,267	$4,962

Of these amounts, $4.1 million and $3.5 million were charged to cost of product revenues in the six-month periods ended June 30, 2008 and 2007, respectively. The remaining amounts, except for intangible asset amortization, were charged to selling, general and administrative expenses.
     Employee termination and related costs for the 2007 periods reflect the reversal of previously recorded accruals for anticipated terminations as a result of changes in estimates during the second quarter 2007. Charges associated with discontinued or withdrawn product lines reflect the discontinuation of certain dural repair products. Intangible asset impairments include termination of various trademarks for various products, which will now be re-branded as part of Integra Pain Management, and the impairment of certain other technology and trademarks based on business and operating decisions during the second quarter.
     We believe that, given our strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, charges similar to those discussed above could recur with similar materiality in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations across reporting periods.

Revenues and Gross Margin on Product Revenues
     Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Medical Surgical Equipment and other	$89,496	$85,359	$177,904	$161,304
Neurosurgical and Orthopedic Implants	67,702	49,408	135,302	96,495

Total revenue	157,198	134,767	313,206	257,799
Cost of product revenues	58,159	52,808	120,371	101,385

Gross margin on total revenues	$99,039	$81.959	$192,835	$156,414

Gross margin as a percentage of total revenues	63%	61%	62%	61%

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
Revenues and Gross Margin
     For the three months ended June 30, 2008, total revenues increased by $22.4 million, or 17%, to $157.2 million from $134.8 million for the same period during 2007. Domestic revenues increased by $14.1 million to $115.8 million, or 74% of total revenues, for the three months ended June 30, 2008 from $101.7 million, or 75% of total revenues, for the three months ended June 30, 2007. International revenues increased to $41.4 million from $33.1 million in the prior-year period, an increase of 25%.
     In the Neurosurgical and Orthopedic Implants category, sales of our DuraGen® family of products, extremity reconstruction implants, private label infection control products and bone growth products led the revenue growth. Growth in dermal repair products and sales of products for the foot and ankle accounted for much of the increase in implant product revenues. IsoTis products contributed $10.1 million of revenues in the second quarter of 2008.
     In the Medical Surgical Equipment category, acquired products and neurosurgical systems provided most of the year-over-year growth. LXU Healthcare products, Physician Industries products and Precise Dental products (all acquired in 2007) contributed $11.2 million of sales in the second quarter of 2008, compared to $7.5 million for the same period in 2007.
     Included in revenues are royalties of $3.1 million and $5.8 million, respectively, for the three and six months ended June 30, 2008 and $2.9 million and $5.1 million for the three and six months ended June 30, 2007.
     We have generated our product revenue growth through acquisitions, new product launches and increased direct sales and marketing efforts both domestically and in Europe. We expect that our expanded domestic sales force, the continued implementation of our direct sales strategy in Europe and sales of internally developed and acquired products will drive our future revenue growth. We also intend to continue to acquire businesses that complement our existing businesses and products. Many of our recent acquisitions involve businesses or product lines that overlap in some way with our existing products. Our sales and marketing departments are integrating these acquisitions, and, as a result, there has been, and we expect there will continue to be, some negative effect on sales of our existing products that will affect our internal growth.

     Gross margin increased by $17.0 million to $99.0 million for the three months ended June 30, 2008, from $82.0 million for the same period last year. Gross margin as a percentage of total revenue is 63% for the second quarter 2008, compared to 61% for second quarter 2007.
Other Operating Expenses
     The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Three Months Ended June 30,
	2008	2007
Research and development	5%	4%
Selling, general and administrative	40%	41%
Intangible asset amortization	2%	3%
Total other operating expenses	47%	48%
     Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $9.1 million, or 14%, to $74.2 million in the second quarter of 2008, compared to $65.1 million in the second quarter of 2007. Research and development expenses in the second quarter of 2008 increased by $1.6 million to $7.8 million, compared to $6.2 million in the same period last year. In 2008, we increased spending on our biomaterial development programs.
     In 2008, we expect our research and development expenses to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial in connection with a proposed application to the FDA for approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.
     Selling, general and administrative expenses in the second quarter of 2008 increased by $8.5 million to $63.5 million, or 40% of revenue, compared to $55.0 million, or 41% of revenue, in the same period last year. The increase in selling, general and administrative expenses over the prior year was due primarily to substantial increases in the size of our selling organizations, particularly for spine and extremity reconstruction, and higher expenses for corporate staff and consulting. As we gain more leverage from our larger selling organizations, we expect selling, general and administrative expenses to decrease to between 38% and 40% of revenue over the remainder of 2008 and into 2009.
     We intend to continue to expand our direct sales and marketing organizations in our selling platforms, increase corporate staff to support the recent growth in our business, integrate acquired businesses, and improve the internal controls over financial reporting. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the expansion of our finance and accounting staff. We expect to incur costs related to these activities in 2008 and 2009 as we complete these on-going activities.
     Amortization expenses in the second quarter of 2008 decreased by $0.8 million to $3.0 million, compared to $3.8 million in the same period last year. During the second quarter of 2007, the Company recorded $1.7 million of impairments to intangible assets, of which $0.9 million was related to technology-based intangible assets and recorded in cost of product revenues and the remaining $0.8 million relates to other intangible assets, principally a trade name that was discontinued following management’s decision to re-brand the related product line, and was recorded in intangible asset amortization.

Non-Operating Income and Expenses
     The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Interest income	$444	$636
Interest expense	(4,261)	(3,273)
Other income (expense)	(451)	303
Interest Income
     Interest income decreased in the three months ended June 30, 2008 compared to the same period last year, primarily as a result of lower average cash and investment balances.
Interest Expense
     Interest expense increased in the three months ended June 30, 2008 compared to the same period last year, primarily due to the issuance of $330 million of senior convertible notes in June 2007, which was offset in part by lower borrowing costs on our credit facility. On March 4, 2008, we entered into a waiver agreement with the lenders on our credit facility primarily related to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2007. We paid $220,068 with respect to this waiver which is treated as interest expense.
     Our reported interest expense for the three-month period ended June 30, 2008 and 2007, includes $3.4 million and $1.7 million, respectively, of cash interest expense on convertible notes and the senior credit facility. We incurred approximately $9.8 million of costs in connection with the issuance of our 2010 Notes and 2012 Notes, each as defined below, in the second quarter of 2007, which are being amortized over the term of the notes. Interest expense for the three months ended June 30, 2008 includes $0.6 million of non-cash amortization of debt issuance costs as compared to $0.2 million in the same period last year.
     On March 15, 2008, our 2008 Notes, as defined below, matured and in accordance with the terms of the 2008 Notes we paid approximately $119.4 million and issued approximately 756,000 shares of our common stock in April 2008. We borrowed $120 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid by April 15, 2008.
Other Income
     Other income decreased in the three months ended June 30, 2008 compared to the same period last year, primarily as a result of $0.6 million of foreign currency exchange recognized in the second quarter of 2008.
Income Taxes

	Three Months Ended
	June 30,
(in thousands)	2008	2007
Income before income taxes	$20,530	$14,561
Income tax expense	6,716	5,220

Net income	$13,814	$9,341

Effective tax rate	32.7%	35.8%

     Our effective income tax rate for the three months ended June 30, 2008 and 2007 was 32.7% and 35.8%, respectively. The decrease in the effective income tax rate year-over-year was primarily the result of changes in the geographic mix of taxable income attributable to recently acquired businesses and the changes in valuation allowances.
     Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
Revenues and Gross Margin
     For the six-month period ended June 30, 2008, total revenues increased 21% to $313.2 million from $257.8 million during the prior-year period. Domestic revenues increased by $36.4 million to $229.1 million and were 73% of total revenues, as compared to 75% of revenues in the six months ended June 30, 2007. International revenues increased $19.0 million to $84.1 million, an increase of 29% compared to the same period in 2007.
     The Neurosurgical and Orthopedic Implants category grew 40% over the prior year. Sales of our DuraGen® family of products, extremity reconstruction implants and bone repair products led the revenue growth. IsoTis products, principally demineralized bone matrix, contributed $20.6 million of sales in the first two quarters of 2008. The Medical Surgical Equipment category grew 10% over the prior year. Acquired products provided most of the year-over-year growth in Medical Surgical Equipment.
     Gross margin increased by $36.4 million to $192.8 million for the six-month period ended June 30, 2008, from $156.4 million for the same period last year. Gross margin as a percentage of total revenue was 62% for the first two quarters of 2008, compared to 61% for this same period during 2007.
Other Operating Expenses
     The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Research and development	5%	5%
Selling, general and administrative	40%	40%
Intangible asset amortization	2%	3%
Total other operating expenses	47%	48%
     Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $24.5 million, or 20%, to $147.5 million in the first half of 2008, compared to $123.0 million in the same period last year.
     Research and development expenses in the first half of 2008 increased by $3.3 million to $15.6 million, compared to $12.3 million in the same period last year. IsoTis accounted for $1.3 million of the increase. These increases relate to expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial in connection with a proposed application to the FDA for approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.
     In 2008, we expect our research and development expenses to increase as we increase expenditures on research and clinical activities. These activities will be directed toward expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial in connection with a proposed application to the FDA for approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.

     Selling, general and administrative expenses in the six-month period ended June 30, 2008 increased by $21.9 million to $126.0 million, compared to $104.1 million in the same period last year. Selling expenses increased by $10.2 million primarily due to the accelerated ramp-up in our extremities reconstructive, intensive care unit, specialist and spine sales forces, and the impact of acquisitions. General and administrative expenses increased by $11.7 million in the first half of 2008 compared to the same period last year primarily because of the impact of acquisitions and increases in headcount, compensation and consulting services charged to corporate operations.
     We intend to continue to expand our direct sales and marketing organizations in our selling platforms, increase corporate staff to support the recent growth in our business, integrate acquired businesses, and improve the internal controls over financial reporting. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the expansion of our finance and accounting staff. We expect to incur costs related to these activities in 2008 and 2009.
     Amortization expense in the first six months of 2008 decreased by $0.7 million to $5.9 million, compared to $6.6 million in the same period last year.
Non-Operating Income and Expenses
     The following is a summary of non-operating income and expenses (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Interest income	$1,131	$860
Interest expense	(8,476)	(6,033)
Other income (expense)	1,056	96
Interest Income
     Interest income increased in the six-month period ended June 30, 2008, compared to the same period last year, primarily as a result of higher average cash and investment balances.
Interest Expense
     Interest expense increased in the six-month period ended June 30, 2008 compared to the same period last year, primarily as a result of the issuance of $330 million of senior convertible notes in June 2007, which was offset in part by lower borrowing costs on our credit facility. On March 4, 2008, we entered into a waiver agreement with the lenders on our credit facility primarily related to the late filing of our 10-K. We paid $537,568 with respect to this waiver which is treated as interest expense.
     Our reported interest expense for the six-month periods ended June 30, 2008 and 2007 includes $6.6 million and $4.0 million, respectively, of cash interest expense on the convertible notes and the senior credit facility. We incurred approximately $9.8 million of costs in connection with the issuance of our 2010 and 2012 Notes, as defined below, in the second quarter of 2007, which are being amortized over the term of the notes. Interest expense for the six-month period ended June 30, 2008 includes $1.2 million of non-cash amortization of debt issuance costs as compared to $0.1 million in the same period last year.
     On March 17, 2008, our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $25,000 and $192,000 for the six months ended June 31, 2008 and 2007, respectively.

     In accordance with the terms of the 2008 Notes, we paid approximately $119.6 million and issued 768,221 shares of our common stock in connection with the repayment of these notes. We borrowed $120 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid by April 15, 2008.
Other Income
     Other income increased in the six-month period ended June 30, 2008, compared to the same period last year, primarily as a result of $0.9 million of foreign currency exchange gains realized in the six months ended June 30, 2008.
Income Taxes

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Income before income taxes	$39,045	$28,321
Income tax expense	13,666	9,905

Net income	$25,379	$18,416

Effective tax rate	35.0%	35.0%
     Our effective income tax rate for the six months ended June 30, 2008 and 2007 was 35.0%. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
     Product revenues by major geographic area are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$115,754	$101,664	$229,129	$192,742
Europe	25,937	23,552	52,599	44,721
Asia Pacific	6,142	4,789	13,361	10,589
Other Foreign	9,365	4,762	18,117	9,747

Total	$157,198	$134,767	$313,206	$257,799

     For the three months ended June 30, 2008, revenues from customers outside the United States totaled $41.4 million, or 26% of total revenues, of which approximately 63% were to European customers. Foreign exchange positively affected revenues by $3.7 million. Revenues from customers outside the United States included $30.1 million of revenues generated in foreign currencies.
     In the three months ended June 30, 2007, revenues from customers outside the United States totaled $33.1 million, or 25% of total revenues, of which approximately 71% were from European customers. Foreign exchange positively affected revenues by $1.4 million. Revenues from customers outside the United States included $21.5 million of revenues generated in foreign currencies.
     For the six months ended June 30, 2008, revenues from customers outside the United States totaled $84.1 million, or 27% of total revenues, of which approximately 63% were to European customers. Foreign exchange positively affected revenues by $7.3 million. Revenues from customers outside the United States included $60.4 million of revenues generated in foreign currencies.

     In the six months ended June 30, 2007, revenues from customers outside the United States totaled $65.1 million, or 25% of total revenues, of which approximately 69% were from European customers. Foreign exchange positively affected revenues by $3.0 million. Revenues from customers outside the United States included $40.4 million of revenues generated in foreign currencies.
     Additionally, we generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products from these customers.
     Because we have operations based in Europe and we generate revenues and incur operating expenses in Euros and British pounds, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. A weakening of the dollar against the Euro and the British pound could positively affect future revenues and negatively affect future gross margins and operating margins, while a strengthening of the dollar against the Euro and the British pound could negatively affect future revenues and positively affect future gross margins and operating margins. We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. We do not hold or issue derivative instruments for trading or other speculative purposes. As the volume of our business transacted in foreign currencies increases, we will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.
     Our sales into markets outside the United States may be affected by various factors, including one or more of the following: local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice.
     Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
     We had cash and cash equivalents totaling approximately $77.3 million and $57.3 million at June 30, 2008 and December 31, 2007, respectively.
Cash Flows

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$18,371	$21,761
Net cash used in investing activities	(6,136)	(46,750)
Net cash provided by financing activities	4,729	121,835
Effect of exchange rate fluctuations on cash	3,035	1,295

Net increase in cash and cash equivalents	$19,999	$98,141

Cash Flows Provided by Operating Activities
     We have generated positive operating cash flows on an annual basis, including $47.0 million for the year ended December 31, 2007 and $18.4 million for the six months ended June 30, 2008, resulting from net income and non-cash add-backs, partially offset by deferred tax benefit and changes in working capital items.

     Cash provided by operations has recently been, and is expected to continue to be our primary means of funding existing operations and capital expenditures. Despite higher net income for the six months ended June 30, 2008 compared to June 30, 2007, operating cash flows decreased as a result of payments totaling $26.2 million for tax liabilities and estimated taxes.
Cash Flows (Used in) Provided by Investing and Financing Activities
     Our principal use of funds during the six months ended June 30, 2008 was $6.1 million in capital expenditures. We received $3.6 million from the issuance of common stock through the exercise of stock options during the period. We also borrowed $120 million under our senior credit facility in March 2008 in order to repay the 2008 Notes of $119.6 million, which were entirely repaid by April 15, 2008.
Working Capital
     At June 30, 2008 and December 31, 2007, working capital was $190.3 million and $148.3 million, respectively. The increase in working capital is primarily related to the increase in cash and cash equivalents of $20.0 million and $13.4 million in prepaid expenses, which includes income taxes.
Convertible Debt
     We pay interest each June 1 and December 1 on our $165 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%. In 2008, we paid an additional amount to holders of the Notes as liquidated damages for failure to maintain the effectiveness of the registration statements that permit resale of the common stock issuable upon conversion of the Notes, which failure was caused by our inability to timely file our Annual Report on Form 10-K for the quarter ended June 30, 2008. Pursuant to the registration rights agreements, dated June 11, 2007, related to the Notes, the liquidated damages amount is calculated at an annualized rate of 0.25% of the outstanding principal amount of the Notes beginning on May 1, 2008 until the earlier of the date on which a qualifying shelf registration statement becomes effective or June 11, 2008. The aggregate payments made for the period from May 1, 2008 to May 31, 2008 were approximately $70,000. Additional payments to be made in December 2008 for the period from June 1, 2008 to June 10, 2008 total approximately $23,000 in the aggregate. Payments of the liquidated damages amount were and will be made at the same time that ordinary interest payments are made to the holders of the Notes.
     The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively). We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of June 30, 2008, none of these conditions existed and, as a result, the $330 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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

     In connection with the issuance of the Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to us was approximately $46.8 million. We received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options.
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
     On March 5, 2008, we borrowed $120.0 million under our senior secured revolving credit facility, and as a result of this borrowing, we currently have $120.0 million of outstanding borrowings under this credit facility. We used the proceeds along with existing funds to repay our 2.5% Contingent Convertible Subordinated Notes due 2008 (the “2008 Notes”) upon conversion or maturity, approximating $119.6 million, and related accrued and contingent interest approximating an additional $3.3 million. On March 4, 2008 we entered into a waiver agreement with the lenders under the credit facility waiving the requirement that tax recapture payments made by the Company in connection with the repayment of the 2008 Notes up to but not exceeding $23 million, be included in consolidated cash taxes for purposes of calculating the consolidated fixed charge ratio under the credit agreement.
     We made our final interest payment on the 2008 Notes at an annual rate of 2.5% on March 15. On March 17, 2008, we also paid $1.8 million of contingent interest on the 2008 Notes at maturity. There were no financial covenants associated with the 2008 Notes. We repaid the 2008 Notes upon conversion or maturity in March and April 2008 in accordance with the terms of the 2008 Notes and issued 768,221 shares of our common stock.
     In conjunction with the 2008 Notes, the Company had previously recognized a deferred tax liability related to the conversion feature of the debt. Due to the repayment of the 2008 Notes, the Company reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.4 million of additional paid-in capital.
Senior Secured Revolving Credit Facility
     In March and April 2008 we received waivers from the lenders under our credit facility related to the late completion of our audited financial statements for the year ended December 31, 2007. We included such financial statements in our Annual Report on Form 10-K filed on May 16, 2008. We also received an extension of the delivery date under the credit facility of our financial statements for the quarter ended March 31, 2008. We included such financial statements in our Quarterly Report on Form 10-Q filed on June 4, 2008. In addition, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. If, however, we have not eliminated our material weaknesses by November 15, 2008 and if there has been no intervening further amendment extending such date, the sole consequence prior to February 28, 2009 will be that we could not make further borrowings under the credit facility. On or before February 28, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls.
     On July 28, 2008, we borrowed $80 million under our senior secured revolving credit facility to fund the acquisition of Theken Spine, LLC, Theken Disc, LLC and Therics, LLC, and for other general corporate purposes. As a result of this borrowing, we had $200 million of outstanding borrowings under our credit facility as of the date of this filing.
     The outstanding borrowings have one-month interest periods. The weighted average interest rate of the outstanding borrowings is approximately 3.46%.

Share Repurchase Plan
     In October 2007, our Board of Directors adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions. As of June 30, 2008, there remained $54.5 million available for share repurchases under this authorization.
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
Capital Resources
     We believe that our cash and borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures in the near term based on our current intent. We regularly borrow under the credit facility and make payments with respect thereto and consider the outstanding amounts to be short-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.

Contractual Obligations and Commitments
     As of June 30, 2008, we were obligated to pay the following amounts under various agreements:

			1-3		More
		Less than	Years	3-5	than
	Total	1 Year	(in millions)	Years	5 years
Convertible Securities — Long Term	$330.0	$—	$165.0	$165.0	$—
Revolving Credit Facility*	120.0	120.0	—	—	—
Interest on Convertible Securities	28.4	7.8	14.7	5.9	—
Operating Leases	18.5	4.1	6.4	2.2	5.8
Purchase Obligations	9.2	3.7	0.7	4.8	—
Warranty Obligations	—	—	—	—	—
Pension Contributions	0.2	—	—	0.1	0.1

Total	$506.3	$135.6	$186.8	$178.0	$5.9

*	The Company regularly borrows under the credit facility and makes payments with respect thereto and considers the outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.

On July 28, 2008, we borrowed $80 million under our senior secured revolving credit facility to fund the acquisition of Theken Spine, LLC, Theken Disc, LLC and Therics, LLC, and for other general corporate purposes. As a result of this borrowing, we have $200 million of outstanding borrowings under our credit facility as of the date of this filing.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $11.4 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years, including the August 1, 2008 Theken acquisition, require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition.
OTHER MATTERS
Critical Accounting Estimates
     The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.
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
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control of a target, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected material impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP, FAS142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

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
Foreign Currency Exchange Rate Risk
     A discussion of foreign currency exchange risks is provided under the caption “Geographic Product Revenues and Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk — Senior Secured Credit Facility
     We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of June 30, 2008, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $1.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
     There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Description of Material Weaknesses
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Form 10-K for the year ended December 31, 2007, management noted it had identified material weaknesses in our internal control over financial reporting with respect to the following.
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
          Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of June 30, 2008. These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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
          Additionally, we have taken and are taking the following actions to remediate the material weaknesses identified above:
•	On September 6, 2007, we accepted the resignation of our Chief Financial Officer.

•	Reassigned our former corporate controller from the business development department to the finance organization to assist with the quarterly close and process improvements.

•	We are reorganizing the financial functions in Europe, and have assigned an experienced executive to develop the European organization, and have hired additional qualified personnel to keep the accounts for our European operations.

•	Recruited additional accounting, internal audit, financial analysis, business systems and tax professionals who can provide the adequate experience and knowledge to improve the timeliness and effectiveness of our account reconciliations and ultimately the financial reporting processes. Management continues to recruit additional personnel. We have utilized our internal audit group and outside consultants as needed to assist with executing the preparation and/or reviews of reconciliations under our direction. We have significantly increased training, both formal and on the job, for new personnel. We also have developed a group that is solely dedicated to developing and administrating training materials to departmental personnel as well as enhancing communication channels among departments and organizations within the company.

•	Enhancements to the reconciliation process were made during the 2007 fiscal year. Reconciliations are being reviewed by several levels of management prior to finalization. In addition, during the first quarter of 2008, management developed reconciliation policies and procedures and in the second quarter of 2008 those policies and procedures were implemented by the accounting department at all significant sites. Additional training for all site controllers is scheduled for the third quarter of 2008.
•	Management continues to address the control weaknesses around intercompany accounting transactions. Detailed intercompany reconciliations are being prepared each period and analyzed by several levels of management. Process changes are being identified and implemented, which enforce compliance with existing and revised processes for intercompany transactions and allow for easier accounting and monitoring of such transactions. Process improvements are still being analyzed and addressed by management.

•	We have hired qualified professionals in the tax department, and we have engaged outside consultants to assist us in the preparation of the quarterly tax provision. These new employees and consultants have been working on assessing the current tax structure and reviewing the transactions in the tax accounts. Management will continue working on addressing the control weaknesses as it relates to assessing and recording tax transactions.

•	The Company performed a detailed study related to its controls associated with the use of its primary financial reporting system and has a working group in place focused on implementing the key findings from that assessment. The Business Process Management team was established and has been recruiting IT and project management professionals with the necessary knowledge and experience to continue the optimization efforts around the Company’s Enterprise Resource Planning system (ERP) and supporting business processes. The team continues its planning around additional phases of ERP rollouts in international locations and the integration of acquired businesses. We expect the remediation in this area to continue for a number of months.

•	We are implementing a system tool to identify conflicts between duties that ought to remain segregated and are developing procedures to control access to systems.
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

ITEM 1A. RISK FACTORS
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (as modified by the subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2008) have not materially changed other than the modifications to the risk factors as set forth below.
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
     We are also subject to the regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which a “Notified Body” in Europe reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the European Union, Canada, Latin America, Asia-Pacific and most other countries outside the United States. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Pharmaceutical Medical Device Agency and the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan. Additionally, there are many countries outside the United States that have new medical device regulations that require extensive documentation as well as may require audits of our manufacturing facilities. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices.
     Our products that contain human derived tissue, including those containing DBM, are not medical devices in the European Union as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable.
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
     Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred and the European Union has requested that our dural replacement products be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. In addition, Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan requires that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the United States and New Zealand. We received approval in Japan for the use of New Zealand-sourced tendon in the manufacturing of our products sold in Japan. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen hemostatic agents and products for oral surgery in Japan. We do not currently sell our dural or dermal repair products in Japan.
Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.
     We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity or obtain a license for the proprietary rights involved. Any required license may be unavailable to us on acceptable terms, if at all. In addition, some licenses may be nonexclusive and allow our competitors to access the same technology we license.
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
     Management identified material weaknesses in our internal controls over financial reporting related to (1) the complement of its personnel; (2) accounts reconciliation; (3) intercompany transactions; (4) income tax accounts; and (5) the configuration, segregation of duties and access to key financial reporting applications. Remediation of these weaknesses had not yet been completed, and therefore, these material weaknesses continued to exist as of June 30, 2008. In response to the material weaknesses identified, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weaknesses.
     While we aim to work diligently to ensure a robust accounting system that is devoid of significant deficiencies and material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See Part I. Item 4 Controls and Procedures for a further discussion of our assessment of our internal controls over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2007, our Board of Directors adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions.
     The following table summarizes our repurchases of our common stock during the quarter ended June 30, 2008 under this program:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value of
	Total Number		Part of Publicly	Shares that May Yet
	of Shares	Average price paid	Announced	be Purchased
Period	Purchased	per Share	Program	Under the Program
April 1, 2008 — April 30, 2008	—	—	—	$54,533,276
May 1, 2008 — May 31, 2008	—	—	—	$54,533,276
June 1, 2008 — June 30, 2008	—	—	—	$54,533,276

Total	—	—	—	$54,533,276

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on July 9, 2008 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Exchange Act. An aggregate of 27,307,058 shares of the Company’s common stock were outstanding and entitled to a vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:
     1. Election of directors to serve until the 2009 Annual Meeting. The following persons were elected. All were management’s nominees for election, and all were serving as directors. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

Nominee	For	Against	Abstain
Thomas J. Baltimore, Jr.	23,111,865	217,454	20,462
Keith Bradley	20,282,501	3,054,283	12,996
Richard E. Caruso	14,681,732	8,655,401	12,647
Stuart M. Essig	23,085,012	253,952	10,819
Neal Moszkowski	23,032,806	305,217	11,756
Christian S. Schade	23,147,863	182,691	19,227
James M. Sullivan	22,990,088	340,391	19,303
Anne M. VanLent	20,460,800	2,877,541	11,440
     2. Ratification of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year was ratified. The tabulation of votes was as follows:

For	Against	Abstentions
23,299,830	39,927	10,028
     3. Approval of Amended and Restated 2003 Equity Incentive Plan. The terms of the Amended and Restated 2003 Equity Incentive Plan were approved. The tabulation of votes was as follows:

For	Against	Abstentions
21,198,287	394,857	21,666
     4. Approval of Amendment to Amended and Restated 2003 Equity Incentive Plan to increase shares. The amendment to the 2003 Equity Incentive Plan to increase the number of shares that may be issued or awarded under the plan was approved, the tabulation of votes was as follows:

For	Against	Abstentions
14,524,329	7,071,176	19,305

ITEM 5. OTHER INFORMATION
AMENDMENT TO ESSIG EMPLOYMENT AGREEMENT
     On August 6, 2008, the Company and Stuart M. Essig, entered into Amendment 2008-2 (the “Amendment”) to Mr. Essig’s Second Amended and Restated Employment Agreement with the Company, dated as of July 27, 2004 (the “Employment Agreement”). The Amendment was approved by the Compensation Committee of the Board of Directors (the “Board”) of the Company on August 6, 2008. The Amendment extends the term of Mr. Essig’s employment, as President and Chief Executive Officer, until December 31, 2011 and provides for automatic one-year extensions thereafter. The Amendment also provides that Mr. Essig will receive grants of (i) 375,000 restricted stock units (“RSUs”) on the effective date of the Amendment (the “Initial RSU Award”); (ii) a non-qualified stock option (the “Option”) to purchase 125,000 shares of Company common stock (the “Shares”) to be granted on the first day on which the Company trading window opens following the effective date of the Amendment (the “Option Grant Date”) and (iii) annual grants during the term, commencing in December 2008, of between 75,000 and 100,000 RSUs or performance shares (the “Annual Award”).
     The per share exercise price of the Option will be equal to the quoted closing trading price of a share of the Company’s common stock on the effective date of grant (determined in accordance with the Company’s 2003 Equity Incentive Plan, as amended). Subject to Mr. Essig’s continued service with the Company, the Option will vest as follows: 25% of the Shares vest on the first anniversary of the Option Grant Date and the remaining Shares vest monthly thereafter over the subsequent 36 months. In addition, the Option will vest in full upon the occurrence of any of the following: (i) termination of Mr. Essig’s employment by the Company without “Cause” or by Mr. Essig for “Good Reason,” (ii) a “Change in Control” of the Company, (iii) a “Disability Termination,” each as defined in the Employment Agreement, (iv) a termination of Mr. Essig’s employment upon non-renewal of the employment term by either party, or (v) Mr. Essig’s death (each, an “Acceleration Event”). The Option will have a ten-year term.
     The Initial RSU Award vests in full on the effective date of the grant, and the underlying shares will be deferred and delivered to Mr. Essig within the 30 day period immediately following the six month anniversary of his “separation from service,” from the Company, within the meaning of Section 409A of the Internal Revenue Code.
     Pursuant to the Amendment, the Annual Award will take the form of either (i) RSUs for between 75,000 and 100,000 (inclusive) shares of the Company’s common stock, or (ii) performance stock for between 75,000 and 100,000 (inclusive) shares of the Company’s common stock. The form of the Annual Award will be determined by the Compensation Committee of the Board in its sole discretion.
     Any Annual Award of RSUs will, subject to Mr. Essig’s continued service with the Company, vest in three equal annual installments on the first three anniversaries of the grant date and will be subject to accelerated vesting upon the occurrence of an Acceleration Event. The shares underlying the vested RSUs covered by the Annual Award will be deferred and delivered to Mr. Essig within the 30 day period immediately following the six month anniversary of his separation from service with the Company.
     Any Annual Award of performance shares will be subject to both (A) annual time-based vesting through December 31, 2011, and (B) performance-based vesting in the event that the Company’s sales in any calendar year during the 3-year performance period exceed sales in the calendar year prior to such 3-year performance period. The performance shares will only vest to the extent that both the time-based and performance-based conditions are satisfied (except in the event of a Change in Control of the Company). The time-based vesting condition will deemed satisfied in full upon a termination of Mr. Essig’s employment by the Company without Cause, by Mr. Essig for Good Reason, by reason of a Disability Termination or Mr. Essig’s death, or upon a nonrenewal of the employment term by either party. In addition, the performance shares will vest in full upon a Change in Control of the Company that occurs during the performance period and prior to Mr. Essig’s termination of service. The vested performance shares will be delivered to Mr. Essig upon or within thirty days after vesting.
     Each of the RSU grants and performance stock grants will also include certain dividend equivalent rights.

     The foregoing description of the Amendment is qualified in its entirety by reference to the copy of the Amendment which is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. In all other respects not amended, the Employment Agreement remains in full force and effect.
MORGAN LANE LEASE
     In May 2008, Integra LifeSciences Corporation entered into a Lease Agreement with 109 Morgan Lane, LLC (the “Lease”) for the expansion of the Company’s headquarters in Plainsboro, New Jersey. The Lease was signed simultaneously with Morgan Lane, LLC’s purchase of the building, land and premises from Provestco, Inc. The Company is initially leasing approximately 26,750 square feet located at 109 Morgan Lane, Plainsboro, New Jersey (the “Initial Space”) for general office, lab and warehouse purposes. If Morgan Lane, LLC completes certain improvements to the building, parking lot and surrounding premises, then the Company has the right to lease an additional approximately 31,261 square feet in the building beginning on April 1, 2009 (the “Remaining Space”). The rent for the Initial Space ranges from approximately $240,000 per year in the beginning stages of the term to approximately $340,000 per year at the end of the term. The rent for the Remaining Space is approximately $330,000 per year, subject to adjustments. Additional rent is also required for, among other things, operating expenses and taxes. The initial term of the Lease expires on May 31, 2018 with an option for the Company to extend the term for an additional five years.
     The foregoing description of the Lease is only a summary, does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the complete text of the Lease, which is filed as Exhibit 10.10 to this Quarterly Report and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Theken Spine Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine, LLC, Randall R. Theken and the other members of the Theken Spine, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.2	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)

10.3	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

*10.4	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation Equity Incentive Plan

10.5	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.6	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

*10.7	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement, between Integra LifeSciences Holdings Corporation and Stuart M. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and previously amended by Amendment 2006-1, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006 and Amendment 2008-1, filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008

*10.8	Form of Contract Stock/Restricted Units Agreement for Mr. Essig

*10.9	Form of Performance Stock Agreement for Mr. Essig

*10.10	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: August 11, 2008	/s/ Stuart M. Essig Stuart M. Essig
President and Chief Executive Officer

Date: August 11, 2008	/s/ John B. Henneman, III John B. Henneman, III
Executive Vice President,
Finance and Administration, and
Chief Financial Officer

Exhibits

10.1	Theken Spine Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine, LLC, Randall R. Theken and the other members of the Theken Spine, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.2	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)

10.3	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

*10.4	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation Equity Incentive Plan

10.5	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.6	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

*10.7	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement, between Integra LifeSciences Holdings Corporation and Stuart M. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and previously amended by Amendment 2006-1, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006 and Amendment 2008-1, filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008

*10.8	Form of Contract Stock/Restricted Units Agreement for Mr. Essig

*10.9	Form of Performance Stock Agreement for Mr. Essig

*10.10	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith