Form 10-Q
period 2008-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2008-11-07
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 5, 2008 was 27,645,284.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenue	$167,028	$135,015	$480,234	$392,814
Costs and Expenses:
Cost of product revenues	64,317	50,863	184,688	152,248
Research and development	34,718	6,546	50,309	18,845
Selling, general and administrative	87,660	56,241	213,624	160,326
Intangible asset amortization	3,224	3,029	9,170	9,661

Total costs and expenses	189,919	116,679	457,791	341,080
Operating income (loss)	(22,891)	18,336	22,443	51,734
Interest income	399	1,518	1,530	2,378
Interest expense	(4,249)	(3,863)	(12,725)	(9,896)
Other income (expense), net	(409)	(325)	647	(229)

Income (loss) before income taxes	(27,150)	15,666	11,895	43,987
Income tax expense (benefit)	(11,859)	5,993	1,807	15,898

Net income (loss)	$(15,291)	$9,673	$10,088	$28,089

Basic net income (loss) per share	$(0.54)	$0.36	$0.37	$1.01
Diluted net income (loss) per share	$(0.54)	$0.33	$0.35	$0.94
Weighted average common shares outstanding:
Basic	28,121	27,202	27,557	27,909
Diluted	28,121	29,314	28,466	29,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$109,339	$57,339
Trade accounts receivable, net of allowances of $9,469 and $7,816	111,081	103,539
Inventories, net	155,615	144,535
Deferred tax assets	21,234	22,254
Prepaid expenses and other current assets	39,013	12,264

Total current assets	436,282	339,931
Property, plant and equipment, net	69,999	61,730
Intangible assets, net	209,337	195,766
Goodwill	210,503	207,438
Other assets	34,624	13,147

Total assets	$960,745	$818,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$200,000	$—
Convertible securities	—	119,962
Deferred revenue	3,489	2,901
Accounts payable, trade	26,083	23,232
Accrued expenses and other current liabilities	51,030	45,576

Total current liabilities	280,602	191,671
Long-term convertible securities	330,000	330,000
Deferred tax liabilities	10,238	16,052
Other liabilities	18,311	19,860

Total liabilities	639,151	557,583
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 33,959 and 32,252 issued at September 30, 2008 and December 31, 2007, respectively	340	323
Additional paid-in capital	450,261	395,266
Treasury stock, at cost; 6,354 shares at September 30, 2008 and at December 31, 2007	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	16,664	19,768
Pension liability adjustment, net of tax	(665)	(723)
Retained earnings	107,374	98,175

Total stockholders’ equity	321,594	260,429

Total liabilities and stockholders’ equity	$960,745	$818,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$10,088	$28,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,944	19,209
In-process research and development	25,240	—
Deferred income tax benefit	(10,425)	(5,242)
Amortization of bond issuance costs	1,826	822
Gain on sale of assets	—	(163)
Share-based compensation	28,725	10,962
Excess tax benefits from stock-based compensation arrangements	(1,362)	(794)
Other, net	18	553
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,613)	174
Inventories	(679)	(17,321)
Prepaid expenses and other current assets	(30,817)	5,726
Other non-current assets	306	704
Accounts payable, accrued expenses and other current liabilities	1,088	1,413
Income taxes payable	—	(9,833)
Deferred revenue	427	(946)
Other non-current liabilities	1,733	(920)

Net cash provided by operating activities	45,499	32,433

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(77,844)	(36,423)
Proceeds from sale of assets	—	403
Purchases of property and equipment	(9,293)	(17,245)

Net cash used in investing activities	(87,137)	(53,265)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	200,000	75,000
Repayment of loans and credit facility	(119,558)	(175,122)
Proceeds from issuance of convertible notes	—	330,000
Proceeds from sale of stock purchase warrants	—	21,662
Purchase option hedge on convertible notes	—	(46,771)
Convertible note issuance costs	—	(9,830)
Proceeds from exercised stock options	9,193	16,615
Excess tax benefits from stock-based compensation arrangements	1,362	794
Purchases of treasury stock	—	(86,069)

Net cash provided by financing activities	90,997	126,279

Effect of exchange rate changes on cash and cash equivalents	2,641	1,354
Net change in cash and cash equivalents	52,000	106,801
Cash and cash equivalents at beginning of period	57,339	22,697

Cash and cash equivalents at end of period	$109,339	$129,498

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
In the opinion of management, the September 30, 2008 unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Standards
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As of September 30, 2008, the Company does not have any assets measured at fair value. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results.
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

Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption, however, is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1, which we believe will be material to our results of operations.
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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control of a target, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. With the exception of a potential impact to certain tax positions there is no expected material impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008. The adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141(R), and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP, FAS142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.
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
2. BUSINESS ACQUISITIONS
Theken
In August 2008 we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (together “Theken”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.3 million, and up to $125.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$167
Inventory	15,130
Accounts receivable	5,969
Other current assets	699
Property, plant and equipment	8,169
Other assets	1
Intangible assets:		Wtd. Avg. Life
Technology	13,470	11 years
Customer relationships	13,850	8 years
In-process research and development	25,240	Expensed immediately
Goodwill	2,220

Total assets acquired	84,915
Accounts payable and other current liabilities	7,597

Net assets acquired	$77,318

Management determined the preliminary fair value of assets acquired during the third quarter 2008. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $25.2 million in the third quarter of 2008 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Theken’s future cash flows. Additional changes are not expected to be significant as the allocations are finalized.
Precise Dental
In December 2007 we acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments, and acquisition expenses of $292,000. The Precise Dental family of companies develops, manufactures, procures, markets and sells endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies had procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico.
The purchase price allocation was finalized during the third quarter 2008 with a decrease to trade name of $0.1 million and increases to accounts receivable and goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Precise’s future cash flows.

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
The purchase price allocation was finalized during the third quarter 2008 with an increase to goodwill of $0.8 million, a decrease to property and equipment of $0.2 million, an increase in current liabilities of $0.4 million and additional acquisition costs of $0.2 million. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $4.6 million in the fourth quarter of 2007 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from IsoTis’ future cash flows.
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
DenLite®
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and $35,000 of acquisition-related expenses. This transaction was treated as a business combination. DenLite® is a lighted mouth mirror used in dental procedures.
Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months and nine months ended September 30, 2008 and 2007 as if the acquisitions completed by the Company during 2007 and 2008 had been completed as of the beginning of each of the periods presented.. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to cost reductions or operating synergies. Included in the calculation of net income are the pre-tax charges for in-process research and development related to the October 29, 2007 acquisition of IsoTis of $4.6 million, which are reflected in the three and nine months ended September 30, 2007, and the August 1, 2008 acquisition of Theken of $25.2 million, which are reflected in all periods. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
(in thousands, except per share amounts)	2008	2008	2007	2007
Total Revenue	$170,722	$503,327	$153,785	$472,028
Net income	$(34,137)	$(11,423)	$(16,493)	$(8,562)
Net income per share:
Basic	$(1.21)	$(0.41)	$(0.61)	$(0.31)
Diluted	$(1.21)	$(0.41)	$(0.61)	$(0.31)

3. INVENTORIES
Inventories, net consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$111,437	$103,172
Work in process	28,059	27,812
Raw materials	41,915	37,639
Less reserves	(25,796)	(24,088)

	$155,615	$144,535

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2008, were as follows:

Balance at December 31, 2007	$207,438
Theken acquisition	2,220
Canada Microsurgical earnout payment	660
Purchase price allocation adjustments	1,584
Foreign currency translation	(1,399)

Balance at September 30, 2008	$210,503

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This test was performed during the second quarter 2008 and resulted in no impairment for any of the periods presented.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	September 30, 2008			December 31, 2007
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Completed technology	13 years	$64,530	$(14,867)	$49,663	$51,673	$(11,663)	$40,010
Customer relationships	12 years	89,132	(23,789)	65,343	75,719	(17,548)	58,171
Trademarks/brand names	34 years	35,666	(6,282)	29,384	36,069	(5,202)	30,867
Trademarks/brand names	Indefinite	36,300	—	36,300	36,300	—	36,300
Noncompetition agreement	5 years	6,483	(5,430)	1,053	6,504	(4,486)	2,018
Supplier relationships	30 years	29,300	(2,328)	26,972	29,300	(1,595)	27,705
All other	15 years	1,531	(909)	622	1,531	(836)	695

		$262,942	$(53,605)	$209,337	$237,096	$(41,330)	$195,766

Annual amortization expense is expected to approximate $17.8 million in 2008, $18.2 million in 2009, $16.4 million in 2010, $16.3 million in 2011, and $15.6 million in 2012. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
In connection with the IsoTis acquisition, the Company announced plans to restructure IsoTis’ operations. The restructuring plan includes closing the IsoTis facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California.
In connection with the Precise acquisition the Company announced plans to restructure Precise’s procurement and distribution operations by closing the Precise facility in Canoga Park, California. The Company has integrated the procurement and distribution operations into its York, Pennsylvania dental operations.

In connection with these restructuring activities, the Company has recorded the following charges during the three and nine months ended September 30, 2008 (in thousands):

			Selling
		Research and	General and
	Cost of Sales	Development	Administrative	Total
Involuntary employee termination costs:
Three months ended September 30, 2008	$—	$—	$60	$60
Nine months ended September 30, 2008	$(47)	$—	$85	$38
Facility exit costs:
Three months ended September 30, 2008	$—	$—	$—	$—
Nine months ended September 30, 2008	$129	$—	$234	$363
Below is a reconciliation of the restructuring accrual activity recorded through September 30, 2008 (in thousands):

	Employee	Facility
	Termination	Exit
	Costs	Costs	Total
Balance at December 31, 2007	$615	$625	$1,240
Additions	191	219	410
Change in estimate	(153)	144	(9)
Payments	(206)	(745)	(951)
Acquired through acquisitions	—	—	—
Effects of foreign exchange	6	—	6

Balance at September 30, 2008	$453	$243	$696

The Company expects to pay all of the remaining employee termination costs by the end of 2008.
6. DEBT
2008 Contingent Convertible Subordinated Notes
The Company was required to make interest payments on its $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note was convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of September 30, 2008, all of the 2008 Notes had been converted to common stock or cash.
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
In conjunction with the 2008 Notes, the Company had previously recognized a deferred tax liability related to the conversion feature of the debt. As a result of the repayment of the 2008 Notes, the Company reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.4 million of additional paid-in capital for the nine months ended September 30, 2008.

2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at September 30, 2008 was approximately $156 million and $142 million, respectively, using a discounted cash flow approach. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively). The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of the Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2009 (with respect to the 2010 Notes) or anytime after December 15, 2011 (with respect to the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of September 30, 2008, none of these conditions existed and, as a result, the $330.0 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
In connection with the issuance of the Notes, the Company entered into call transactions and warrant transactions. The cost of the call transactions to the Company was approximately $46.8 million. The Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.
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
Senior Secured Revolving Credit Facility
On March 5, 2008 and on July 28, 2008, the Company borrowed $120.0 million and $80 million, respectively, under its $300 million five-year senior secured revolving credit facility and as of September 30, 2008 had $200 million of outstanding borrowings under this credit facility. The outstanding borrowings have one-month interest periods. The interest rate of the outstanding borrowings is approximately 3.49% at September 30, 2008. The Company used the proceeds from this borrowing along with existing funds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008. The Company used the remainder of the funds to repay approximately $3.3 million of related accrued and contingent interest during the month of March 2008. On July 28, 2008, the Company borrowed $80 million to fund the acquisition of Theken and for other general corporate purposes. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers such outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.

7. STOCK-BASED COMPENSATION
As of September 30, 2008, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans: (i) the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), (ii) the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), (iii) the 1998 Stock Option Plan (the “1998 Plan”), (iv) the 1999 Stock Option Plan (the “1999 Plan”), (v) the 2000 Equity Incentive Plan (the “2000 Plan”), (vi) the 2001 Equity Incentive Plan (the “2001 Plan”), and (vii) the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No further awards may be granted under the 1993 Plan, the 1996 Plan, or the 1998 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The Company granted 222,290 and 31,420 stock options during the nine months ended September 30, 2008 and September 30, 2007, respectively. As of September 30, 2008, there were approximately $11.4 million of total unrecognized compensation costs related to unvested stock options. These costs were expected to be recognized over a weighted-average period of approximately 2.7 years. The Company received proceeds of $9.2 million and $16.6 million from stock option exercises for the nine months ended September 30, 2008 and 2007, respectively.
During the nine months ended September 30, 2008, the Company identified certain options that had previously been granted to individuals who are not considered employees and had not been accounted for under the guidance prescribed in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Previously in 2008, the Company recorded an adjustment to revise retained earnings and additional paid-in-capital by approximately $0.9 million to reflect the impact of previously unrecognized compensation expense associated with certain non-employee option grants between 1998 and 2004. This adjustment is immaterial to the current period and each of the prior affected periods.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of September 30, 2008, there were approximately $8.3 million of total unrecognized compensation costs related to unvested awards. These costs were expected to be recognized over a weighted-average period of approximately 1.8 years.
On August 6, 2008, in connection with the amended and restated employment agreement with the chief executive officer, the Company provided a grant of 375,000 restricted stock units (“RSUs”) on the effective date of the amendment. As the RSUs vested at the grant date, a charge of approximately $18.0 million was recognized upon issuance, which was included in selling, general and administrative expenses.
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

8. RETIREMENT BENEFIT PLANS
The Company has pension plans covering certain former U.S. employees of Miltex, as well as certain UK employees and former employees in Germany. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$72	$33	$215	$135
Interest cost	362	126	1,083	520
Expected return on plan assets	(308)	(109)	(920)	(449)
Recognized net actuarial loss	6	54	17	223

Net period benefit cost	$132	$104	$395	$429

The Company made $374,000 and $473,000 of contributions to its defined benefit pension plans for the nine months ended September 30, 2008 and 2007, respectively.
9. TREASURY STOCK
In October 2007, the Company’s Board of Directors terminated its prior repurchase plan and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. The Company did not purchase any shares of its common stock under this repurchase program during the nine months ended September 30, 2008.
On October 30, 2008, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized the company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. As of September 30, 2008, there remained $54.5 million available for share repurchases under the October 2007 authorization. The Company did not purchase any shares of its common stock under the October 2007 repurchase program during the three months ended September 30, 2008.
10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss)	$(15,291)	$9,673	$10,088	$28,089
Foreign currency translation adjustment	(15,342)	8,393	(3,104)	12,597

Comprehensive income (loss)	$(30,633)	$18,066	$6,984	$40,686

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net income (loss) per share:
Net Income (Loss)	$(15,291)	$9,673	$10,088	$28,089
Weighted average common shares outstanding	28,121	27,202	27,557	27,909
Basic net income (loss) per share	$(0.54)	$0.36	$0.37	$1.01
Diluted net income (loss) per share:
Net Income (Loss)	$(15,291)	$9,673	$10,088	$28,089
Add back: Interest expense and other income/(expense) related to convertible notes payable, net of tax	—	3	—	8

Net income (loss) available to common stock	$(15,291)	$9,676	$10,088	$28,097
Weighted average common shares outstanding — Basic	28,121	27,202	27,557	27,909
Effect of dilutive securities:
Stock options and restricted stock	—	1,027	909	959
Shares issuable upon conversion of notes payable	—	1,085	—	966

Weighted average common shares for diluted earnings per share	28,121	29,314	28,466	29,834
Diluted net income (loss) per share	$(0.54)	$0.33	$0.35	$0.94
Options outstanding to acquire approximately 0.6 million and 0.2 million shares of common stock were excluded from the computation of diluted net income (loss) per share for the three months ended September 30, 2008 and 2007, respectively because the effect would be anti-dilutive. Options outstanding to acquire approximately 0.5 million shares of common stock were excluded from the computation of diluted net income (loss) per share for both the nine months ended September 30, 2008 and 2007 because the effect would be anti-dilutive.
12. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management reviews financial results and manages the business on an aggregate basis. Accordingly, we report our financial results under a single operating segment: the development, manufacturing and distribution of medical devices.
The Company presents its revenues in three categories based on the markets which these revenues serve: Integra NeuroSciences, Integra Orthopedics and Integra Medical Instruments. The Company’s revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Integra NeuroSciences	$68,014	$56,678	$192,146	$176,610
Integra Orthopedics	53,848	33,035	155,996	99,483
Integra Medical Instruments	45,166	45,302	132,092	116,721

Total Revenues	$167,028	$135,015	$480,234	$392,814

In prior periods, we had presented our revenues in two categories, Neurosurgical and Orthopedic Implants and Medical Surgical Equipment. The Company has chosen to present its revenue information in the above categories to better reflect the markets into which our products are sold.
Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 21% and 23% of total revenues in each of the three-month periods ended September 30, 2008 and 2007, respectively, and 22% and 23% of total revenues in each of the nine-month periods ending September 30, 2008 and 2007, respectively. Accordingly, a widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.

Total revenues by major geographic area are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$128,189	$105,594	$357,318	$298,378
Europe	23,605	19,460	76,204	61,155
Asia Pacific	6,517	4,051	19,877	14,679
Other Foreign	8,717	5,910	26,835	18,602

Total	$167,028	$135,015	$480,234	$392,814

The Company classifies its revenue by major geographic area based on the location of the customer receiving the product shipment.
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

14. SUBSEQUENT EVENTS
On October 30, 2008, the Company borrowed a total of $60.0 million under its senior secured revolving credit facility for general corporate purposes. As a result of this borrowing, the Company had $260.0 million of outstanding borrowings under its credit facility as of the date of this filing.
On October 31, 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.1 million ($6.0 million Australian Dollars) in cash at closing, and up to $2.1 million ($3.1 million Australian Dollars) in future payments based on the performance of the business in the three years after closing. With this acquisition of the Company’s long-standing distributor, the Company now has a direct selling presence in Australia and New Zealand.

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
Our specialty sales organizations call on neurosurgeons and orthopedic surgeons. We sell surgical instruments through a general surgery organization that calls on hospitals, surgery centers and offices. The neurosurgical sales organization is direct in the United States and most major foreign markets, while the orthopedic and instrument organizations combine direct employees, agents, dealers, and distributors. We generally invest substantial resources and management effort to develop our sales organizations, and we believe that we compete very effectively in this aspect of our business.
We present revenues in three categories: Integra NeuroSciences, Integra Orthopedics and Integra Medical Instruments. Our neurosurgical products group includes, among other things, dural grafts that are indicated for the repair of the dura mater; ultrasonic surgery systems for tissue ablation; cranial stabilization and brain retraction systems; systems for measurement of various brain parameters; and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our orthopedics products include specialty metal implants for surgery of the extremities and spine; orthobiologics products for repair and grafting of bone; dermal regeneration products and tissue engineered wound dressings; and nerve and tendon repair and regeneration products. Our medical instruments business includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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
We believe that we have a particular advantage in the development, manufacture and sale of specialty tissue repair products derived from bovine collagen. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the media and regulatory authorities. These products comprised 22% and 23% of total revenues in each of the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand our business.

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
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the nine months ended September 30, 2008 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion.
RESULTS OF OPERATIONS
Net loss for the three months ended September 30, 2008 was $(15.3) million, or $(0.54) per diluted share, as compared with net income of $9.7 million, or $0.33 per diluted share, for the three months ended September 30, 2007.
Net income for the nine months ended September 30, 2008 was $10.1 million, or $0.35 per diluted share, as compared with net income of $28.1 million, or $0.94 per diluted share, for the nine months ended September 30, 2007.
Executive Summary
The decrease in net income for the three and nine month periods ended September 30, 2008 over the prior year periods resulted primarily from two significant charges recorded in the third quarter of 2008 in the pre-tax amounts of $25.2 million for in-process research and development related to the Theken acquisition, and a non-cash charge of $18.0 million in connection with the chief executive officer’s stock-based compensation. The impact of these charges was favorably offset by increases in revenues of 24% and 22% during the three and nine-month periods ended September 30, 2008, respectively.
Our costs and expenses include the following charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Acquisition-related charges	$26,584	$1,239	$30,245	$2,870
Facility consolidation, manufacturing and distribution transfer and system integration charges	238	93	802	778
Employee termination and related costs	—	130	—	(29)
Litigation settlements	—	138	—	138
Charges associated with discontinued or withdrawn product lines	1,207	—	1,207	1,456
Intangible asset impairments	—	—	—	1,014
Charges related to restructuring European subsidiaries	—	—	—	335
Incremental professional and bank fees related to the delayed 10-K filing	—	—	1,041	—
Stock-based compensation and other related charges	18,356	—	18,356	—

Total	$46,385	$1,600	$51,651	$6,562

Of these amounts, $6.5 million and $4.7 million were charged to cost of product revenues in the nine-month periods ended September 30, 2008 and 2007, respectively, and the in-process research and development charge of $25.2 million was included in research and development expense in the nine-month period ended September 30, 2008. The remaining amounts, except for intangible asset amortization, were charged to selling, general and administrative expenses.

Acquisition-related charges include the in-process research and development charge and inventory fair value purchase accounting adjustments. Employee termination and related costs for the nine months ended September 30, 2007 reflect the reversal of previously recorded accruals for anticipated terminations as a result of changes in estimates during the second quarter 2007. Charges associated with discontinued or withdrawn product lines in 2008 reflect the discontinuation of products distributed for third parties and in 2007 reflect the discontinuation of certain dural repair products. Intangible asset impairments include termination of various trademarks for various products, which will now be re-branded as part of Integra Pain Management, and the impairment of certain other technology and trademarks based on business and operating decisions during the third quarter.
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Integra NeuroSciences	$68,014	$56,678	$192,146	$176,610
Integra Orthopedics	53,848	33,035	155,996	99,483
Integra Medical Instruments	45,166	45,302	132,092	116,721

Total revenue	167,028	135,015	480,234	392,814
Cost of product revenues	64,317	50,863	184,688	152,248

Gross margin on total revenues	$102,711	$84,152	$295,546	$240,566

Gross margin as a percentage of total revenues	61%	62%	62%	61%

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues and Gross Margin
For the three months ended September 30, 2008, total revenues increased by $32.0 million, or 24%, to $167.0 million from $135.0 million for the same period during 2007. Domestic revenues increased by $22.6 million to $128.2 million, or 77% of total revenues, for the three months ended September 30, 2008 from $105.6 million, or 78% of total revenues, for the three months ended September 30, 2007. International revenues increased to $38.8 million from $29.4 million in the prior-year period, an increase of 32%.
In the neurosciences category, sales of our ultrasonic aspirator, neuromonitoring, cranial stabilization and dural repair products led revenue growth. In the orthopedics category, lower extremity metal implants, engineered collagen products for dermal and nerve repair, and our Integra Mozaik bone void filler led revenue growth. Upper extremity products declined compared to the prior-year quarter. Theken spine products, acquired in August, contributed $6.8 million to revenue in the quarter. Finally, in the medical instruments category, Jarit instruments (sold primarily to hospitals) led growth, offset by declines in Miltex instruments (sold primarily to offices) and surgical lighting and distributed products.
Included in revenues are royalties of $2.9 million and $8.7 million, respectively, for the three and nine months ended September 30, 2008, and $2.5 million and $7.6 million for the three and nine months ended September 30, 2007.
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

Gross margin increased by $18.5 million to $102.7 million for the three months ended September 30, 2008, from $84.2 million for the same period last year. Gross margin as a percentage of total revenue is 61% for the third quarter 2008, compared to 62% for third quarter 2007.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Three Months Ended September 30,
	2008	2007
Research and development	21%	5%
Selling, general and administrative	52%	42%
Intangible asset amortization	2%	2%

Total other operating expenses	75%	49%

Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $59.8 million, or 91%, to $125.6 million in the third quarter of 2008, compared to $65.8 million in the third quarter of 2007.
Research and development expenses in the third quarter of 2008 increased by $28.2 million to $34.7 million, compared to $6.5 million in the same period last year. Most of the increase was related to the $25.2 million in-process research and development charge related to the acquisition of Theken and increased spending on biomaterials programs, including our multi-center clinical trial in connection with a proposed application to the FDA for approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States. In the remainder of 2008 and for 2009, we expect to increase our research and development expenses on activities directed toward further expanding the indications for use of our absorbable implant technology products, including the DuraGen Plus® Adhesion Barrier Matrix clinical trial.
Selling, general and administrative expenses in the third quarter of 2008 increased by $31.5 million to $87.7 million, or 52% of revenue, compared to $56.2 million, or 42% of revenue, in the same period last year. The increase in selling, general and administrative expenses over the prior year was due primarily to an $18.0 million stock-based compensation charge in connection with the renewal of the chief executive officer’s employment agreement, increases in finance department personnel, and expenses attributable to businesses acquired in the last year. As we gain more leverage from our larger selling organizations, we expect selling, general and administrative expenses to decrease to between 38% and 40% of revenue over the remainder of 2008 and into 2009.
We intend to continue to expand our direct sales and marketing organizations in our selling platforms and to increase corporate staff to support the recent growth in our business, integrate acquired businesses, and improve the internal controls over financial reporting. Additionally, we have incurred higher operating costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system and the expansion of our finance and accounting staff. We expect to incur costs related to these activities for the remainder of 2008 and in 2009 as we complete these activities.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended September 30,
	2008	2007
Interest income	$399	$1,518
Interest expense	(4,249)	(3,863)
Other income (expense)	(409)	(325)

Interest Income
Interest income decreased in the three months ended September 30, 2008 compared to the same period last year, primarily as a result of significantly lower cash and investment balances and lower interest rates as compared to the prior year.
Interest Expense
Interest expense increased in the three months ended September 30, 2008 compared to the same period last year, primarily due to increased borrowings under our bank credit agreement, offset by the repayment at maturity of our convertible notes due in March 2008.
Our reported interest expense for the three-month period ended September 30, 2008 and 2007, includes $3.6 million and $2.2 million, respectively, of cash interest expense on convertible notes and the senior credit facility. We incurred approximately $9.8 million of costs in connection with the issuance of our 2010 Notes and 2012 Notes, each as defined below, of which $7.6 million was capitalized and which is being amortized over the term of the notes. Interest expense for the three months ended September 30, 2008 includes $0.6 million of non-cash amortization of debt issuance costs as compared to $0.7 million in the same period last year.
On March 15, 2008, our 2008 Notes, as defined below, matured and, in accordance with the terms of the 2008 Notes, we paid approximately $119.6 million and issued 768,221 shares of our common stock in March and April 2008. We borrowed $120.0 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid by April 15, 2008. In July 2008, we borrowed $80 million to fund the acquisition of Theken and for other general corporate purposes.
Other Income
Other income (expense) for both periods represents losses resulting from changes in foreign currency exchange rates.
Income Taxes

	Three Months Ended September 30,
(in thousands)	2008	2007
Income (loss) before income taxes	$(27,150)	$15,666
Income tax expense (benefit)	(11,859)	5,993

Net income (loss)	$(15,291)	$9,673

Effective tax rate	(43.7%)	38.3%
Our effective income tax rate for the three months ended September 30, 2008 and 2007 was 43.7% (benefit) and 38.3%, respectively. The tax benefits related to the recorded charges for in-process research and development costs totaling $25.2 million and the stock-based compensation charge for the renewal of the chief executive officer’s employment contract of $18.0 million. The remaining change in the effective income tax rate year-over-year was primarily the result of changes in the geographic mix of taxable income attributable to recently acquired businesses and changes in valuation allowances.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses and changes in tax laws and statutory tax rates in applicable jurisdictions. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues and Gross Margin
For the nine-month period ended September 30, 2008, total revenues increased 22% to $480.2 million from $392.8 million during the prior-year period. Domestic revenues increased by $58.9 million to $357.3 million and were 74% of total revenues, as compared to 76% of revenues in the nine months ended September 30, 2007. International revenues increased $28.5 million to $122.9 million, an increase of 30% compared to the same period in 2007.

In the neurosciences category, sales of our ultrasonic aspirator, neuromonitoring, cranial stabilization and dural repair products led the revenue growth. In the orthopedics category, lower extremity metal implants, engineered collagen products for dermal and nerve repair, and our Integra Mozaik bone void filler led revenue growth. Upper extremity products declined compared to the prior year nine-month period. Theken spine products, acquired in August, contributed $6.8 million in the nine-month period. Finally, in the medical instruments category, Jarit instruments (sold primarily to hospitals) led growth, offset by declines in Miltex instruments (sold primarily to offices) and surgical lighting and distributed products.
Gross margin increased by $54.9 million to $295.5 million for the nine-month period ended September 30, 2008, from $240.6 million for the same period last year. Gross margin as a percentage of total revenue was 62% for the first three quarters of 2008, compared to 61% for this same period during 2007.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Nine Months Ended September 30,
	2008	2007
Research and development	10%	5%
Selling, general and administrative	44%	41%
Intangible asset amortization	2%	2%

Total other operating expenses	56%	48%

Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $84.3 million, or 45%, to $273.1 million in the first nine months of 2008, compared to $188.8 million in the same period last year.
Research and development expenses in the first nine months of 2008 increased by $31.5 million to $50.3 million, compared to $18.8 million in the same period last year. The in-process research and development charge and routine research and development expenses related to Theken accounted for $26.4 million of the increase. The remaining increase relates to expanding the indications for use of our absorbable implant technology products, including a multi-center clinical trial in connection with a proposed application to the FDA for approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the nine-month period ended September 30, 2008 increased by $53.3 million to $213.6 million, compared to $160.3 million in the same period last year. Selling expenses increased by $18.8 million primarily due to the accelerated ramp-up in our extremities reconstructive, intensive care unit, specialist and spine sales forces, and the impact of acquisitions. General and administrative expenses increased by $34.5 million in the first nine months of 2008 compared to the same period last year primarily because of the impact of acquisitions and increases in headcount, compensation, a non-cash charge of $18.0 million for stock-based compensation related to the chief executive officer’s employment agreement, and increased spending on consulting services.
Amortization expense in the first nine months of 2008 decreased by $0.5 million to $9.2 million, compared to $9.7 million in the same period last year. Included in the 2007 amounts are $1.0 million of impairment charges.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Nine Months Ended September 30,
	2008	2007
Interest income	$1,530	$2,378
Interest expense	(12,725)	(9,896)
Other income (expense)	647	(229)

Interest Income
Interest income decreased in the nine-month period ended September 30, 2008, compared to the same period last year, primarily as a result of significantly lower interest rates period over period.
Interest Expense
Interest expense increased in the nine months ended September 30, 2008 compared to the same period last year, primarily due to increased borrowings under our bank credit agreement, offset by the repayment at maturity of our convertible notes due in March 2008. In addition, in March 2008 we entered into a waiver agreement with the lenders on our credit facility primarily related to the late filing of our 10-K. We paid $0.5 million with respect to this waiver which is treated as interest expense.
Our reported interest expense for the nine-month periods ended September 30, 2008 and 2007 includes $10.3 million and $6.2 million, respectively, of cash interest expense on the convertible notes and the senior credit facility. Interest expense for the nine-month period ended September 30, 2008 includes $1.8 million of non-cash amortization of debt issuance costs as compared to $1.2 million in the same period last year.
In March 2008 our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $25,000 and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Other Income
Other income increased in the nine-month period ended September 30, 2008, compared to the same period last year, primarily as a result of $0.4 million of foreign currency exchange gains realized in the nine months ended September 30, 2008.
Income Taxes

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Income before income taxes	$11,895	$43,987
Income tax expense	1,807	15,898

Net income	$10,088	$28,089

Effective tax rate	15.2%	36.1%
Our effective income tax rate for the nine months ended September 30, 2008 and September 30, 2007 was 15.2% and 36.1%, respectively. The reduction in the effective tax rate is primarily due to tax benefits related to the recorded charges for in-process research and development costs totaling $25.2 million and the stock-based compensation charge for the renewal of the chief executive officer’s employment contract of $18.0 million. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$128,189	$105,594	$357,318	$298,378
Europe	23,605	19,460	76,204	61,155
Asia Pacific	6,517	4,051	19,877	14,679
Other Foreign	8,717	5,910	26,835	18,602

Total	$167,028	$135,015	$480,234	$392,814

For the three months ended September 30, 2008, revenues from customers outside the United States totaled $38.8 million, or 23% of total revenues, of which approximately 61% were to European customers. Foreign exchange positively affected revenues by $1.9 million. Revenues from customers outside the United States included $28.5 million of revenues generated in foreign currencies.
In the three months ended September 30, 2007, revenues from customers outside the United States totaled $29.4 million, or 22% of total revenues, of which approximately 66% were from European customers. Foreign exchange positively affected revenues by $1.3 million. Revenues from customers outside the United States included $17.9 million of revenues generated in foreign currencies.
For the nine months ended September 30, 2008, revenues from customers outside the United States totaled $122.9 million, or 26% of total revenues, of which approximately 62% were to European customers. Foreign exchange positively affected revenues by $9.1 million. Revenues from customers outside the United States included $66.3 million of revenues generated in foreign currencies.
In the nine months ended September 30, 2007, revenues from customers outside the United States totaled $94.4 million, or 24% of total revenues, of which approximately 65% were from European customers. Foreign exchange positively affected revenues by $4.3 million. Revenues from customers outside the United States included $58.9 million of revenues generated in foreign currencies.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $109.3 million and $57.3 million at September 30, 2008 and December 31, 2007, respectively.
Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$45.5	$32.4
Net cash used in investing activities	(87.1)	(53.3)
Net cash provided by financing activities	91.0	126.3
Effect of exchange rate fluctuations on cash	2.6	1.4

Net increase in cash and cash equivalents	$52.0	$106.8

Cash Flows Provided by Operating Activities
We have generated positive operating cash flows on an annual basis, including $47.0 million for the year ended December 31, 2007 and $45.5 million for the nine months ended September 30, 2008, resulting from net income, non-cash add-backs and in-process research and development charges, partially offset by deferred tax benefit and additional investments in working capital items.
Cash provided by operations has recently been, and is expected to continue to be, our primary means of funding existing operations and capital expenditures.
Cash Flows (Used in) Provided by Investing and Financing Activities
Our principal uses of funds during the nine months ended September 30, 2008 were $119.6 million to repay our 2008 Notes, $77.3 million for the acquisition of Theken on August 1, 2008, and $9.3 million in capital expenditures. We received $9.2 million from the issuance of common stock through the exercise of stock options during the period. We borrowed $120.0 million under our senior credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid by April 15, 2008. We also borrowed $80.0 million in July 2008 to fund the acquisition of Theken and for other general corporate purposes.
Working Capital
At September 30, 2008 and December 31, 2007, working capital was $155.7 million and $148.3 million, respectively. The increase in working capital is primarily related to the increase in cash and cash equivalents of $52.0 million, $11.1 million in inventory, and $26.7 million in prepaid expenses (which consisted primarily of prepaid income taxes), all of which were partially offset by an additional $80.0 million in outstanding borrowings.
Convertible Debt
We pay interest each June 1 and December 1 on our $165 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%. In 2008, we paid or expect to pay an aggregate amount of $0.1 million to holders of the Notes as liquidated damages for failure to maintain the effectiveness of the registration statements that permit resale of the common stock issuable upon conversion of the Notes, which failure was caused by our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2007. Payments of the liquidated damages amount were and will be made at the same time that ordinary interest payments are made to the holders of the Notes.

The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively). We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of September 30, 2008, none of these conditions existed and, as a result, the $330.0 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.
The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2010 Notes rank equal in right of payment to the 2012 Notes. The Notes are Integra’s direct senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.
In connection with the issuance of the Notes, we entered into call transactions and warrant transactions. The cost of the call transactions to us was approximately $46.8 million. We received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options.
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
On March 5, 2008, July 28, 2008, and October 30, 2008, we borrowed $120.0 million, $80 million, and $60 million, respectively, under our senior secured revolving credit facility. As a result of these borrowings, as of September 30, 2008, we had $200 million of outstanding borrowings under this credit facility, and as of the date of this filing we have $260 million outstanding. We used the proceeds from the March 2008 borrowing, along with existing funds, to repay our 2.5% Contingent Convertible Subordinated Notes due 2008 (the “2008 Notes”) upon conversion or maturity, approximating $119.6 million, and related accrued and contingent interest approximating an additional $3.3 million. We used the proceeds from the July 2008 borrowing to fund the acquisition of Theken and for other general corporate purposes. We made the October 2008 borrowing for general corporate purposes.
We made our final interest payment on the 2008 Notes at an annual rate of 2.5% on March 15, 2008. On March 17, 2008, we also paid $1.8 million of contingent interest on the 2008 Notes at maturity. There were no financial covenants associated with the 2008 Notes. We repaid the 2008 Notes upon conversion or maturity in March and April 2008 in accordance with the terms of the 2008 Notes and issued 768,221 shares of our common stock.
In conjunction with the 2008 Notes, we had previously recognized a deferred tax liability related to the conversion feature of the debt. Due to the repayment of the 2008 Notes, we reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.4 million of additional paid-in capital.
We may from time to time seek to retire or purchase our outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased Notes may terminate early, but only with respect to the number of Notes that cease to be outstanding. The amounts involved may be material.

Senior Secured Revolving Credit Facility
In March and April 2008 we received waivers from the lenders under our credit facility related to the late completion of our audited financial statements for the year ended December 31, 2007. We included such financial statements in our Annual Report on Form 10-K filed on May 16, 2008. We also received an extension of the delivery date under the credit facility of our financial statements for the quarter ended March 31, 2008. We included such financial statements in our Quarterly Report on Form 10-Q filed on June 4, 2008. In addition, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. We will not have eliminated our material weaknesses by November 15, 2008, but the sole consequence prior to February 28, 2009 will be that we may not make further borrowings under the credit facility. On or before February 28, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls. If we have not eliminated our material weaknesses by such date, the required representation is not true in all material respects, and if there has been no intervening further waiver of the requirement to make the representation, the lenders under the credit agreement will be entitled to exercise remedies thereunder, including acceleration, after notice and the passage of relevant grace periods.
On July 28, 2008, we borrowed $80.0 million under our senior secured revolving credit facility to fund the acquisition of Theken and for other general corporate purposes. As a result of this borrowing, we had $200.0 million of outstanding borrowings at September 30, 2008.
On October 30, 2008, we borrowed a total of $60.0 million under our senior secured revolving credit facility for general corporate purposes. As a result, we have $260.0 million of outstanding borrowings under our credit facility as of the date of this filing.
Share Repurchase Plan
In October 2007, our Board of Directors adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions. As of September 30, 2008, there remained $54.5 million available for share repurchases under this authorization. We did not purchase any shares of our common stock under the October 2007 repurchase program during the nine months ended September 30, 2008.
On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions.
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
Capital Resources
We believe that our cash and borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures in the near term based on our current intent. We regularly borrow under the credit facility and make payments with respect thereto and consider the outstanding amounts to be short-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility and the limitations we have with respect thereto until we have eliminated our material weaknesses in internal controls.

Contractual Obligations and Commitments
As of September 30, 2008, we were obligated to pay the following amounts under various agreements:

					More
		Less than	1-3	3-5	than
In millions	Total	1 Year	Years	Years	5 Years
Convertible Securities — Long Term	$330.0	$—	$165.0	$165.0	$—
Revolving Credit Facility*	200.0	200.0	—	—	—
Interest on Convertible Securities	24.7	4.2	14.6	5.9	—
Operating Leases	20.5	5.3	5.9	1.9	7.4
Purchase Obligations	6.1	0.7	0.6	0.5	4.3
Pension Contributions	0.4	—	0.1	0.2	0.1

Total	$581.7	$210.2	$186.2	$173.5	$11.8

*
The Company regularly borrows under the credit facility and makes payments with respect thereto and considers the outstanding amounts to be short-term in nature based on its current intent. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when we intend to repay amounts under this credit facility which runs through December 2011.

On October 30, 2008, the Company borrowed a total of $60.0 million under our senior secured revolving credit facility for general corporate purposes. As a result, we have $260.0 million of outstanding borrowings under our credit facility as of the date of this filing.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $11.3 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years, including the August 1, 2008 Theken acquisition, require us to make payments of up to $127.8 million to the sellers of those businesses based on the performance of such businesses after the acquisition.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.
Recently Issued Accounting Standards
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption, however, is not permitted.
Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact of adopting FSP APB 14-1, which we believe will be material to our financial condition and results of operations.

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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control of a target, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of the target. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. With the exception of a potential impact to certain tax positions there is no expected material impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008. The adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141(R), and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are required to adopt FSP, FAS142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on our financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on our financial statements.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. We are assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of September 30, 2008, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $2.0 million on an annual basis.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Description of Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In our Form 10-K for the year ended December 31, 2007, management noted it had identified material weaknesses in our internal control over financial reporting with respect to the following.
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
Because of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. Remediation of these weaknesses has not yet been fully completed and, therefore, these material weaknesses continued to exist as of September 30, 2008. These control deficiencies could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
Management Action Plan and Progress to Date
In response to the material weaknesses described above, we have taken and will take further steps to strengthen our control processes and procedures with the objective of remediating the foregoing material weaknesses as soon as practicable. The steps we have taken in general with respect to each enumerated material weakness are set forth below.
Remediation – In General. We have established a dedicated team, including both employees and consultants, to manage our internal control compliance program. This team is responsible for identifying and testing all of the Company’s “key controls,” assigning a “process owner” to each key control, determining which ones are deficient in either design or application, and monitoring remediation progress via an online assessment tool. The team reviews its progress with management regularly. This team has also raised awareness and accountability for internal controls compliance throughout all departments and levels in the organization. Based on our work to date, we believe that substantial progress has been made toward remediating the internal controls deficiencies that aggregate into our material weaknesses. Specifically:

Personnel and management. In the last year, we have substantially increased our accounting, financial planning, information technology, business process management, and tax departments, adding more than 25 employees in the United States and Europe, and have significantly reduced staff turnover. We have also reorganized our financial functions in Europe. We have assigned an experienced executive to manage and develop the European finance organization, and significantly increased the number and experience of the accountants overseeing our Tullamore, Ireland manufacturing operation. As these new employees have gained experience with our systems, processes, accounts, and substantive business, we have improved system utilization, streamlined business processes, and improved our ability to maintain and review inventory, accrued liabilities, intercompany, accounts receivable, and income tax accounts. We have also improved the communication between our finance department and other operating departments, as well as within the finance department. We believe that these improvements will also contribute toward the remediation of our other control deficiencies.
Financial statement accounts reconciliation. Our material weakness in the analysis, reconciliation, and review of accounts was exacerbated by the aggregate effect of deficiencies in various key controls throughout the organization that have an impact on the enumerated accounts (inventory, accrued liabilities, intercompany, accounts receivable, and income taxes). We estimate that we have remediated many, but not all, of these underlying control deficiencies through a combination of better training, more and more experienced employees, better processes, the implementation of additional software and systems, and a company-wide initiative to improve the quality of systems data. We have also adopted formal policies requiring the reconciliation of key accounts and have substantially increased the quality and review of account reconciliations.
Intercompany accounting. We have made substantial improvements in both the process for reconciling intercompany accounts and in the results obtained from that process. We have or are implementing better procedures for ensuring consistency of transactions and data between our subsidiaries, system configuration changes made to support proper accounting for intercompany sales transactions, and improved documentation of intercompany loans and settlements initiated by the treasury group.
Income tax. We have increased our staff and engaged an outside firm to assist with the preparation of our tax returns and quarterly tax provision. We have improved the process itself through better forecasting, faster completion of pre-tax financial results (which allows for more time to complete and review the tax provision), more accurate transfer pricing analyses, and more and better supervision of the tax provision process, including additional review of accounting for current and deferred income tax accounts. We continue to recruit for experienced tax accounting professionals.
Implementation, configuration, access and usage of financial reporting systems. We have implemented software that enables us to monitor and assess both access to systems and segregation of duties within and between business processes, are revising business processes and individual responsibilities to resolve those conflicts, and plan to implement software that will prevent such conflicts in the future. We have increased the size of our business process management and information technology departments, who have improved the quality of system data, trained and provided additional support to users, and have made significant changes in the configuration of systems that have already been implemented in order to more efficiently use our financial systems and to improve financial reporting and controls. Finally, we have changed our procedures around the implementation of systems in new locations and for new business processes.

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
ITEM 1A. RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (as modified by the subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008) have not materially changed other than the modifications to the risk factors as set forth below.
We have material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.
Management identified material weaknesses in our internal controls over financial reporting related to (1) the complement of its personnel; (2) accounts reconciliation; (3) intercompany transactions; (4) income tax accounts; and (5) the configuration, segregation of duties and access to key financial reporting applications. Remediation of these weaknesses had not yet been completed, and therefore, these material weaknesses continued to exist as of September 30, 2008. In response to the material weaknesses identified, we have taken certain actions and will continue to take further steps in an attempt to strengthen our control processes and procedures in order to remediate such material weaknesses.
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
Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the orthopedic category. Our competitors in the spinal implant business include Medtronic, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, NuVasive, Inc., Globus Medical, Inc. Alphatec Spine, Inc. and Orthofix. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as Aesculap. In addition, we compete with Codman and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. The competitors in our newly launched orthobiologics business include such well established companies as Medtronic, Synthes and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
As a result of our disclosed material weaknesses in internal controls, we obtained certain waivers under our bank credit agreement. We may require additional waivers in the future, and failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.
We obtained certain waivers for the delivery of financial statements and related matters under our credit facility as a result of our disclosed material weaknesses in internal controls and the related delay in the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. We are operating under a waiver regarding certain representations and warranties in the credit agreement relating to the material weaknesses in our internal controls. This waiver is in effect through November 15, 2008. We will not have eliminated our material weaknesses by November 15, 2008, but the sole consequence prior to February 28, 2009 will be that we could not make further borrowings under the credit facility. On or before February 28, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls. If we have not eliminated our material weaknesses by such date, the required representation is not true in all material respects, and if there has been no intervening further waiver of the requirement to make the representation, the lenders under the credit agreement will be entitled to exercise remedies thereunder, including acceleration, after notice and the passage of relevant grace periods.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2007, our Board of Directors adopted a new program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. Shares may be repurchased either in the open market or in privately negotiated transactions. We did not purchase any shares of our common stock under the October 2007 repurchase program during the three months ended September 30, 2008. As of September 30, 2008, there remained $54.5 million available for share repurchases under this authorization.
On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on July 9, 2008 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Exchange Act. Information relating to matters submitted to a vote of the stockholders at the meeting is set forth in Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
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
The foregoing description of the Amendment is qualified in its entirety by reference to the copy of the Amendment which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, and is incorporated by reference herein. In all other respects not amended, the Employment Agreement remains in full force and effect.

ITEM 6. EXHIBITS

10.1
Theken Spine Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine, LLC, Randall R. Theken and the other members of the Theken Spine, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.2	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.3
Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.4	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.5	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.6
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement, between Integra LifeSciences Holdings Corporation and Stuart M. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as previously amended by Amendment 2006-1, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006, and Amendment 2008-1, filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.7	Form of Contract Stock/Restricted Units Agreement for Mr. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.8	Form of Performance Stock Agreement for Mr. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: November 7, 2008	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: November 7, 2008	/s/ John B. Henneman, III
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

10.2	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.3
Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.4	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.5	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)

10.6
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement, between Integra LifeSciences Holdings Corporation and Stuart M. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as previously amended by Amendment 2006-1, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006, and Amendment 2008-1, filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.7	Form of Contract Stock/Restricted Units Agreement for Mr. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.8	Form of Performance Stock Agreement for Mr. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith