Form 10-K
period 2008-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2009-03-03
CIK 917520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $859.9 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock outstanding as of February 25, 2009 was 28,142,997.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 20, 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I
ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in regenerative medicine. We employ over 2,800 people around the world who are dedicated to improving patient quality of life through the development, manufacturing and marketing of clinically relevant, innovative, and cost-effective surgical implants and medical instruments. Our products are used to treat millions of patients every year, primarily in neurosurgery, orthopedics and general surgery. Revenues grew to $654.6 million in 2008, an increase of 19% from $550.5 million in 2007.
Founded in 1989, Integra has grown to be a leader in developing medical devices, particularly for neurosurgery, spinal surgery, and extremity reconstruction, and is one of the largest surgical instrument companies in the United States.
We had several developments in 2008 that we expect will contribute to growing our business in the foreseeable future.
In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”), based in Akron, Ohio. Theken specializes in pioneering spinal implant technologies that seek to improve spinal surgical techniques, thereby benefiting patients as well as surgeons. Theken provides comprehensive product lines that offer steadfast product reliability and easy-to-use instrumentation. Products include cervical plates, pedicle screws, spacers, degenerative/deformity products, trauma devices, and synthetic bone substitute products. Theken Disc is a development stage company focused on next generation artificial disc replacement technology. We have begun marketing Theken’s products as Integra Spine, which will align the spinal implant business more closely with the Integra corporate brand and build on our mutual strengths.
In November 2008, we acquired our longstanding Australia and New Zealand distributors, which will provide us with both direct access to these markets and the ability to provide enhanced service and support in Southeast Asia.
In December 2008, we acquired Minnesota Scientific, Inc., which does business as Omni-Tract Surgical (“Omni-Tract”), based in St. Paul, Minnesota. It is a global leader in the development and manufacture of table-mounted retractors and sells these systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric and laparoscopic surgery. We will integrate Omni-Tract’s retractor products into our other lines of surgical instruments and illumination systems sold by the Integra Surgical sales team.
In the third quarter of 2008, we revised the presentation of our revenue results to reflect the markets into which we sell our products: neurosciences, orthopedics and medical instruments. These replace the previously reported revenue categories.
STRATEGY
Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and instruments for surgery, particularly neurosurgery, spine surgery, and orthopedics. Key elements of our strategy include:
Marketing innovative medical devices in underserved markets. We develop innovative medical devices for neurosurgery, spine surgery, extremity reconstructive surgery and general surgery.
Investing in sales distribution channels to increase market penetration. We have built a large neurosurgical sales team of approximately 150 sales professionals in the U.S. who sell products to operating rooms and intensive care units. We have also built one of the largest direct extremity reconstruction sales forces of approximately 90 sales professionals in the U.S. Our European sales force consists of approximately 75 professionals, our Canadian sales force consists of approximately 10 professionals, and our newly acquired New Zealand and Australia sales force consists of approximately 5 professionals.

Developing innovative products based on core technologies. We are a leader in regenerative technology. We sell a number of regenerative products through both our own sales network and through alliances with other companies in private-label arrangements. Our proprietary highly purified collagen scaffold technology provides the foundation of our products for duraplasty, dermal regeneration, nerve and tendon repair, and bone repair and regeneration.
Acquiring products that fit existing sales channels or establish new sales channels. We acquire new products and businesses to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. We have completed 18 acquisitions since the beginning of 2004, have demonstrated that we can quickly and profitably integrate new products and businesses and have an active program to evaluate more such opportunities.
Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms and to drive short- and long-term revenue and earnings growth.
SALES AND DISTRIBUTION
In the U.S., we have three sales channels. The largest, Integra NeuroSciences, sells products through directly employed sales representatives. Within our Integra Orthopedics sales channel, there are three sales organizations: Integra Extremity Reconstruction, which sells through a large direct sales organization, Integra OrthoBiologics and Integra Spine. Integra OrthoBiologics and Integra Spine sell through specialty distributors focused on their respective surgical specialties. The Integra Medical Instruments market sales channel sells through three main sales organizations: Integra Surgical, which sells both directly and through distributors; Miltex, which sells through distributors and wholesalers; and Integra Pain Management, which sells through independent sales people and specialty distributors.
Integra NeuroSciences. Integra NeuroSciences’ direct sales effort in the U.S. involves approximately 150 professionals, including direct sales representatives, product specialists, sales management, and clinical educators who educate and train our salespeople and customers in the use of our products. Our direct sales representatives focus on products used in operating rooms and intensive care units. Integra NeuroSciences sales representatives call on neurosurgeons, intensivists, other physicians, nurses, hospitals and surgery centers. Outside the U.S., we sell neurosurgical products directly in Canada, Australia, New Zealand and major European markets. In all other markets, Integra NeuroSciences products are sold through a network of distributors.
Integra Extremity Reconstruction. Our Integra Extremity Reconstruction sales organization in the U.S. consists of approximately 90 direct salespeople, sales managers and clinical educators. Integra Extremity Reconstruction sells medical devices to orthopedic surgeons, podiatric surgeons, trauma and reconstructive surgeons, burn surgeons and other physicians who practice in hospitals and surgery centers. The Integra Extremity Reconstruction team sells both metal implants for internal fixation and joint reconstruction and regenerative biomaterials for the repair of soft tissue, including the skin, peripheral nerves and tendons. Outside the U.S., we sell devices for extremity reconstruction directly through sales representatives in Canada, Australia, New Zealand and major European markets, and elsewhere through a network of distributors.
Integra OrthoBiologics. Integra OrthoBiologics supports a distributor network of more than 45 dealer organizations, which retain over 300 sales representatives. The Integra OrthoBiologics distributor network receives additional marketing support from a team of approximately 20 Integra OrthoBiologics sales representatives who work in tandem with the dealers’ representatives to deliver a solution of bone regenerative products to spine and orthopedic surgeons. Outside the U.S., we sell orthobiologics products through a network of distributors.
Integra Spine. Our Integra Spine sales network consists of approximately 50 independent U.S. distributor organizations that retain over 170 sales representatives who distribute our products in 33 states. They market our spinal implant and biologics products to neurosurgeons and orthopedic surgeons who specialize in spine surgery. We have nine additional sales specialists who support our field efforts and work closely with our customers. Integra Spine is not currently represented outside the U.S., and we view this market outside the U.S. as a long-term opportunity for growth.
Integra Medical Instruments. Integra Medical Instruments includes three sales organizations. Integra Surgical sells specialty and general instruments and surgical lighting to hospitals through approximately 50 directly employed sales representatives and a network of distributors. Miltex sells hand-held surgical and dental instruments in the alternate-site market (outpatient surgical clinics, physician offices, podiatry practices, dental offices and veterinary clinics) through a large network of distributors and wholesalers. Integra Pain Management sells customized pain management kits and devices through independent sales people or specialty distributors.

Strategic Alliances. We market certain products through strategic partners or original equipment manufacturer customers. Because these products generally address large and diverse markets, it is more cost-effective for us to leverage the product development and distribution systems of our strategic partners. We have these relationships with Johnson & Johnson, Medtronic, Wyeth and Zimmer, among others.
PRODUCTS — OVERVIEW
Integra is a fully integrated medical device company with thousands of products for the medical specialties that we target. Our objective is to develop, or otherwise provide, any product that will improve our service to our customers. These products include implants for neurosurgery, spinal surgery and extremity reconstructive surgery, and medical surgical equipment, which includes hand-held instruments, powered instruments, image-guided surgery systems and monitors that measure brain parameters. We distinguish ourselves by emphasizing the importance of the relatively new field of regenerative medicine.
In 2008, approximately 22% of our revenues came from surgical implants derived from our proprietary collagen matrix technology. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and lay down new native “extracellular matrix.” In their interaction with the patient’s body, our collagen matrices inhibit the formation of scar tissue, so in the end the implant disappears leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell regenerative medicine products through most of our sales channels.
NEUROSCIENCES PRODUCT PORTFOLIO
Our Integra NeuroSciences sales organization sells a full line of instruments and other equipment for neurosurgery. We have products for each step of cranial procedure and the care of the patient after the operation. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“ICU”). We also offer a wide array of implants for neurosurgery and spine surgery, including a complete set of duraplasty products and biomaterials for spine surgery. Highlights include:
Duraplasty Products. In the U.S., over 225,000 craniotomy procedures are performed each year. Most of these surgeries breach the dura mater, which is the tough, fibrous membrane that surrounds and protects the tissue of the brain and spinal cord. The breach must be repaired, either by suturing or applying a dural graft to prevent cerebrospinal fluid leaks and facilitate wound healing. Since the introduction of the DuraGen® Dural Graft Matrix in 1999, the first onlay collagen graft for dural repair, we have become the market leader in sutureless closure of dural defects in the U.S. We subsequently launched DuraGen Plus® Dural Regeneration Matrix in 2003, Suturable DuraGen™ Dural Regeneration Matrix in 2005, and DuraGen XS™ Dural Regeneration Matrix in 2007, demonstrating our sustained commitment to providing the neurosurgical community with innovative technology and materials for the management of dural defects. These products are alternatives to autologous tissue grafts taken from elsewhere in the patient’s body.
Collagen for Spine. Over 450,000 patients undergo lumbar surgery in the U.S. each year. Adhesions, a painful condition that occurs when internal scar tissue causes nerves, organs and other structures to adhere to each other, are a frequent complication of the procedure. Our collagen matrix technology has the potential to inhibit the formation of scar tissue, so we believe it is well-suited to address this problem. Outside the U.S., we sell the DuraGen Plus® Adhesion Barrier Matrix as a barrier against the formation of adhesions following spine surgery and for the repair and restoration of the dura mater following spinal and cranial surgery.
In 2008, we continued to make progress in our multi-center clinical trial, designed to evaluate the safety and effectiveness of DuraGen Plus® Adhesion Barrier Matrix, for use in spinal surgery in the U.S., as a barrier against the formation of adhesions following such surgery. If the trial is completed in accordance with our expectations and achieves results acceptable to the Food and Drug Administration (“FDA”) (of which there can be no assurance), we expect to file a Premarket Approval (“PMA”) application for DuraGen Plus® Adhesion Barrier Matrix with the FDA in 2011 for use as an adhesion barrier in spinal surgery.
Cerebral Spinal Fluid (“CSF”) Management Devices. CSF drainage is an important component of managing the intracranial pressure of a neuro-compromised patient or a patient undergoing abdominal aortic aneurysm surgery. In 2007, over 300,000 procedures in the U.S. were performed using lumbar or ventricular drainage systems, representing an estimated $100 million market.

Hydrocephalus is a condition in which the primary characteristic is excessive accumulation of CSF in the brain. It is most commonly treated by inserting a shunt into the ventricular system of the brain. The shunt is designed to divert the flow of CSF out of the brain to an appropriate drainage site, such as the peritoneal cavity or the heart’s right atrium, and through a pressure valve to maintain a normal level of CSF within the ventricles. Each year there are 40,000 new implants and revision cases to treat hydrocephalus. The total U.S. market for hydrocephalus management is over $100 million. Integra currently offers a diverse line of hydrocephalus management products, including a wide variety of valves and ventricular, lumbar, peritoneal and cardiac catheters.
Normal Pressure Hydrocephalus (“NPH”) is an abnormal increase of CSF in the brain’s ventricles, or cavities. The majority of cases of NPH are idiopathic. The accumulation causes the ventricles to enlarge, putting pressure on the brain. However, due to the normal atrophy of the brain associated with aging, there is usually little or no increase in intracranial pressure. NPH is characterized by many of the same symptoms associated with other conditions that occur more often in the elderly, such as memory loss, dementia, gait disorder, urinary incontinence and a general slowing of activity. It may result from a subarachnoid hemorrhage, head trauma, infection, tumor, complications of surgery or for unknown reasons. Treatment for NPH involves surgical placement of a shunt in the brain to drain excess CSF into the abdomen where it can be absorbed. This allows the brain ventricles to decrease in size, alleviating the pressure of the brain. There are about 13,200 cases of NPH a year. It is estimated that 10% of the 7.5 million patients who think they have Alzheimer’s actually have NPH.
Cranial Stabilization Equipment. Most neurosurgery procedures require that the head is held rigidly during the operation. The MAYFIELD® line of cranial stabilization equipment fixes the head in an orientation determined by the surgeon; the device contacts the head via skull pins that are held in a frame that is anchored to the operating table and can be adjusted in multiple planes of movement.
The MAYFIELD® system is used worldwide in over 200,000 brain procedures annually. Treatments using MAYFIELD® include head trauma injuries, pediatric disorders such as hydrocephalus, biopsies, cancer removal, and treatments for cerebrovascular disorders such as aneurysms, and neurodegenerative disorders such as Parkinson’s disease or epilepsy.
Image-Guided Surgery Equipment. Our Radionics® OmniSight® EXcel image-guided surgery system provides neurosurgeons and orthopedic surgeons with enhanced three-dimensional visualization of critical anatomy and the ability to perform less invasive surgical procedures.
Stereotactic Equipment. Stereotactic radiosurgery is a minimally invasive technique used to deliver a single high dose of radiation to small, well-defined target volumes, while avoiding nearby normal tissue and critical structures. The targeted volumes are primarily brain tumors and vascular malformations. Integra NeuroSciences has a strong portfolio of stereotactic products, with the Radionics CRW® stereotactic system for neurosurgery, and the Radionics XKnife® system for stereotactic radiosurgery. Certain intracranial brain lesions may not be good candidates for surgical resection, and neurosurgeons may use our Radionics XKnife® system in the non-invasive treatment of these lesions.
Tissue Ablation Equipment. Ultrasonic surgery uses high frequency acoustic pulses to selectively dissect soft tissues according to their density, leaving fibrous tissues, such as nerves and blood vessels, relatively unaffected. It therefore facilitates the ablation of unwanted tissue adjacent or attached to vital structures. Integra’s CUSA® has been a leading ultrasonic surgical aspirator for over 25 years. The product offering includes the CUSA Excel®, CUSA® Selector® and CUSA ® Dissectron® (sold internationally). In 2009, we plan to launch the CUSA® NXT. Its new features, which will include revolutionary digital architecture and an advanced aspiration system, will enhance clinical performance and simplify system set up and control.
Our market-leading CUSA tissue ablation systems are used on over 100,000 procedures annually, at over 2,000 centers around the world, for the removal of brain tumors, epilepsy foci, as well as gynecological and liver tumors. According to industry sources, the total U.S. market for ultrasonic tissue ablation products is over $60 million. Applications for ultrasonic tissue ablation technology continue to expand, both within neurosurgery and in other surgical specialties, and we are developing accessories, such as new tips and handpieces, to meet these new clinical applications. We expect the market to continue to grow.
Intracranial Monitoring Equipment. The neurosurgical ICU monitors a patient’s post-operative condition, following most neurosurgical procedures involving craniotomy. We offer the leading products for monitoring intracranial pressure (the Camino® ICP monitor) and metabolic activity (LICOX® brain tissue monitoring system) and equipment for the drainage of excess CSF (the AccuDrain® Extermal Ventricular Drainage Systems).
Our Camino® and LICOX® monitoring systems are also used in the treatment of Traumatic Brain Injury (“TBI”). TBI is a major public health problem and costs the U.S. an estimated $56 billion a year. More than 5 million Americans alive today have had a TBI, resulting in a permanent need for help in performing daily activities, and TBI survivors are often left with significant cognitive, behavioral, and communicative disabilities. Research has shown that not all brain damage occurs at the moment of impact, but frequently evolves over the ensuing hours and days after the initial injury. The secondary damage may be controlled, in part, by monitoring and managing intracranial pressure and brain tissue oxygen.

ORTHOPEDICS PRODUCT PORTFOLIO
Our orthopedics market category includes products sold by our Integra Extremity Reconstruction, Integra OrthoBiologics and Integra Spine sales organizations.
Integra Extremity Reconstruction Product Portfolio
Extremity reconstruction is a growing area of the orthopedic market. It is attractive to us because larger orthopedic medical device companies have not traditionally concentrated on this niche market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee, and the hand, wrist, elbow and arm below the shoulder.
Dermal Regeneration and Engineered Wound Dressings. Our dermal repair and regeneration products (INTEGRA® Dermal Regeneration Template, Integra™ Bilayer Matrix Wound Dressing, Integra™ Matrix Wound Dressing, and Integra™ Flowable Wound Matrix) are used to treat the chronic wounds that can form on the foot, ankle and lower leg, severe burns, and scar contractures.
Integra’s matrix wound dressings are indicated for the management of wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-laser surgery, podiatric, and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds in the U.S. is approximately $800 million.
There are currently 18 million people with diabetes in the U.S. Approximately 15% of these patients incur one or more diabetic foot ulcers during their lifetime. This population is also 15 times more likely to suffer an amputation due to non-healing diabetic foot ulcers. However, approximately 85% of all amputations are preventable if proper intervention is provided. Approximately 500,000 adults seek treatment for venous leg ulcers annually in the U.S.
Nerve and Tendon. Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendons. To address these needs, we offer the NeuraGen® Nerve Guide and the NeuraWrap™ Nerve Protector for peripheral nerve repair and protection, and the TenoGlide® Tendon Protector Sheet, all of which are based on our regenerative matrix technology platform.
The NeuraGen® Nerve Guide has been used in many procedures, including peripheral nerve repair in the upper and lower extremities, cranial and facial nerves, as well as procedures for brachial plexus reconstruction. We estimate that the worldwide market for the repair of severed peripheral nerves is approximately $40 million.
The NeuraWrap™ Nerve Protector is a collagen implant designed for the management of injured, compressed or scarred nerves, NeuraWrap™ provides a protective environment for nerve healing and serves as an interface between damaged nerves and surrounding tissue. We estimate that the worldwide market for the repair of injured, compressed and scarred peripheral nerves is approximately $70 million.
Bone and Joint Fixation Devices and Instruments. We offer the extremity reconstruction surgeon a comprehensive set of bone and joint fixation devices for upper and lower extremity reconstruction, including orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. Our products address both the trauma and reconstructive segments of the extremities market, an approximately $900 million market in the U.S.
We are a leading developer and manufacturer of specialty implants and instruments specifically designed for foot and ankle surgery. In reconstruction of the lower extremities, our leading brands include Newdeal®, the Uni-CP™ Compression Plate, the Bold® Cannulated Compression Screw, the Uni-Clip®, the Advansys™Mid and Hind Foot Plating Systems, the Hallu®-Fix System, the PANTA® Nail, and Qwix® and Large Qwix® stabilization screws, the HINTEGRA® total ankle prosthesis (sold outside the U.S.), and the Subtalar MBA® Implant System (Maxwell-Brancheau Arthroereisis System), a market leading product that provides a simple and effective means of correcting debilitating flatfoot for both pediatric and adult patients. Customers include orthopedic surgeons specializing in injuries of the foot, ankle and extremities, as well as podiatric surgeons, of which there are 2,300 and 6,200, respectively, in the U.S.

For upper extremity reconstruction, we offer the Universal2™ Total Wrist Implant System, which is recognized as the premier implant for wrist arthroplasty, a procedure that restores the function of the arthritic wrist. Other leading products offered include the Katalyst™ Bipolar Radial Head System for elbow reconstruction, the Spider™ Limited Wrist Fusion System for intercarpal arthrodesis, the Viper™ Distal Radius Plate for fracture fixation, the Kompressor™ Compression Screw System for small bone fixation, the SafeGuard® Mini Carpal Tunnel Release System for treatment of carpal tunnel syndrome, and the EndoRelease™ Endoscopic Cubital Tunnel System for treatment of cubital tunnel syndrome.
Extremity fixation is an increasingly large segment of the orthopedic market. Over 700,000 extremity fusion and osteotomy procedures were performed in the U.S. in 2008. In March 2008, we introduced the Large Qwix® Fixation and Positioning Screw System, which is designed for correction and fixation of osteotomies, a surgical procedure where a bone is cut to shorten, lengthen or change its alignment, and fractures of the mid and hind foot. The combination of the Large Qwix® screws, with our existing 3mm and 4.3mm Qwix® screws and the Bold® screw, gives Integra’s extremity sales organization a comprehensive line of cannulated screws for lower extremity fixation.
In June 2008, Integra introduced the Tibiaxys™ Plating System, which is designed specifically to address ankle arthritis and deformity, and is manufactured from titanium alloy for strength and biocompatibility.
The use of plating systems is becoming an increasingly popular technique for the treatment of ankle fractures. Plating is also being used extensively in arthrodesis procedures for the treatment of degenerative diseases of the ankle joint, a technique by which the joint is fused to reduce pain and aid walking. Based on available procedural data, Integra estimates that there are over 20,000 ankle fusion procedures performed annually in the U.S., with an estimated market value of $10-$20 million.
Bone Graft Substitutes for Extremity Reconstruction. In March 2008, Integra introduced its line of extremity focused bone graft substitutes to leverage the strength of its bone and joint fixation products. Integra’s comprehensive line of synthetic bone graft substitutes and demineralized bone matrix products includes three distinct product lines: Integra OS™ Osteoconductive Scaffold, bone void filler manufactured from beta tri-calcium phosphate and type I bovine collagen; Trel-X™ a demineralized bone matrix; and Trel-XC™, a demineralized bone matrix premixed with cancellous bone.
Bone graft substitutes are used in many of the more than 700,000 extremity fusion and osteotomy procedures annually. The extremity reconstruction bone graft market is estimated at more than $50 million annually in the U.S.
Integra Spine Product Portfolio
In 2008, the U.S. spinal implant market, consisting of thoracolumbar fusion devices, cervical fusion devices, interbody fusion devices, and motion preservation technologies, was valued at approximately $4.2 billion, representing one of the most dynamic and growing segments of the orthopedic industry. Integra Spine provides comprehensive spinal solutions from the occiput to the sacrum, and has 13 spinal fusion systems, a full line of synthetic orthobiologics, and motion preservation devices in development. Our design philosophy is “fewer parts, fewer steps,” which benefits both the surgeon and patient by decreasing time in the operating room and limiting the number of surgical implants.
Spinal Fusion Devices. Many people suffer from chronic back pain, which may be alleviated surgically with a spinal fusion, the process of removing the disc material and fusing two vertebrae together. However, the vertebrae cannot fuse unless bone touches bone. To create this union, surgeons utilize two types of fusion devices: supplemental fixation systems and interbody/vertebral body replacements.
Supplemental fixation devices are plate and rod systems used to keep the vertebra in place, securing the bone to bone union. Interbody/vertebral body replacements are shaped like a cage and used to hold the bone graft in place. They are placed in the disc space and filled with bone graft or bone type material. Successful spinal fusion requires the combination of supplemental fixation and interbody/vertebral body replacement devices. Integra Spine offers each type of device for the different areas of the spine and specific types of diseases.

Supplemental Fixation Systems. According to industry sources, in 2008 the cervical market was valued at more than $700 million. The market consists of posterior and anterior fixation devices, which include plating and rod systems. Integra Spine offers several supplemental fixation systems for cervical procedures. We offer the Tether™ anterior cervical plating system for the anterior side, and the Atoll™ Cervico-Thoracic system for the posterior side. In May 2008, we introduced the Manta Ray™ System in the U.S., a new anterior cervical plate. This system provides a unique locking ring on the screw, which eliminates the need for a secondary locking mechanism.
The degenerative market is the largest market segment within the spinal implant market. The majority of the procedures are patients with degenerative disc disease requiring fusion in the lower lumbar region of the spine. Lower back pain affects approximately 80% of Americans at some point in their lives. When back pain is severe, a pedicle screw system may be used to alleviate the chronic back pain and limited mobility caused by various spinal disorders, including spinal tumors. The Coral™ Spinal System is a pedicle screw fusion system used for the correction and stabilization of the lumbar or lower region of the spine. Components of the system incorporate a number of features that make it unique, enabling a lumbar surgery to require fewer implants and fewer surgical steps.
Our Coral™ Spinal System may also be used for surgical procedures to help correct spinal deformities. The unique feature of this system is the semi-malleable titanium rod, which allows for in situ correction techniques. This correction technique is less invasive and allows for a gradual curvature correction of the spine through a specialized segmental bending technique. Further development and focus on the deformity market segment is planned for 2009. In 2008, the deformity market was valued at approximately $475 million.
Interbody/vertebral body replacements. Integra Spine offers a number of interbody/vertebral body replacement devices. These include Vu e•POD™, Vu L•POD™, L•POD™, Vu c•POD™ and Vu Mesh™. Each of these devices is a small cage with a unique shape. They are used to hold the graft in place to ensure a successful fusion. In 2008, Integra Spine released the Vu aPOD™, the first anterior lumbar intervertebral fusion (ALIF) device with an optional internal SpinPlate to receive FDA clearance. The SpinPlate provides further security against risk of implant expulsion.
Synthetic Orthobiologics. Synthetic bone substitute is a growing market because of the need for a second incision if harvesting the patient’s own bone for the procedure. Our synthetic bone product line consists of beta-tricalcium phosphate (“TCP”) grafts and putty and is manufactured with the patented Theriform® technology, which controls the porosity and structure of the product, makes the product unique, and enhances its performance. The controlled porosity and structure allows for the synthetic bone to resorb back into the body more slowly, which enables it to stay in place long enough to allow the bones to grow together and create a successful fusion. Studies show that beta-TCP maintains high levels of bone in-growth, while maintaining controlled graft resorption rates, resulting in high quality bone with mechanical properties comparable to native tissue.
Motion Preservation Devices. The spinal fixation market is evolving toward motion preservation. Motion preservation devices are utilized in place of fixation devices, in efforts to maintain some of the patient’s natural motion. Total disc replacement (“TDR”) for the cervical and lumbar market is the leading technology in this area. Integra Spine is developing the eDisc, a lumbar TDR, which incorporates proprietary polymer and embedded microelectronics. The eDisc is the first artificial disc to incorporate microelectronics.
Integra OrthoBiologics Product Portfolio
Integra offers a comprehensive family of orthobiologic products and deploys an established network of distributors focusing on orthopedic surgeons. We market and sell a range of innovative bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and dental applications. Integra is one of the largest companies in the world focused on advanced technology in orthobiologics. We have a product portfolio encompassing some of the largest and most trusted orthobiologic brands, such as Integra Mozaik™ Osteoconductive Scaffold, the Accell® family of demineralized bone matrix products, and DynaGraft® II and OrthoBlast® II.
Degenerative disease of the spine is increasingly prevalent in the aging population. Patients who experience severe pain and who do not respond to conservative therapies may require fusion of one or more vertebrae (spinal fusion). A spinal fusion is successful when the bones grow together biologically and form a solid mass. Surgeons frequently use bone grafts or other materials to aid and promote bone growth to achieve fusion. The use of bone graft substitutes in spinal procedures, excluding recombinant bone morphogenetic proteins, represents an estimated $400 million market. In 2008, an estimated 500,000 spinal fusion procedures were performed in the U.S, including over 200,000 cervical spinal fusions. Additional opportunity exists in orthopedic reconstructive applications.

MEDICAL INSTRUMENTS PRODUCT PORTFOLIO
We are one of the leading surgical instrument companies in the U.S., providing more than 60,000 instrument patterns and surgical products to hospitals, surgery centers, and dental, podiatry, veterinarian and physician offices.
Integra Surgical
Integra Surgical is a leading supplier of innovative, high quality operating room instrumentation and surgical lighting. For over 35 years, the Jarit® instrument line has offered a comprehensive selection of reusable surgical instruments that provides a complete solution for laparoscopic, general, cardiovascular, neuro, gynecological, and orthopedic surgical specialties. For over 25 years, Luxtec® products have led the surgical illumination market. Today these products include market leading Xenon illumination systems, digital video recording systems, fiber optic cables and surgical loupes. For over 35 years, innovative market leading Omni-Tract® Surgical table retractor systems have offered surgeons and operating rooms the benefits of light weight, fewer parts, and fast, easy set up. Our CIMS® Consulting services and software offers comprehensive, integrated instrument solutions for managing surgical instrument assets.
In October 2008, we introduced the Luxtec® MLX 300W Xenon light source for use in surgical procedures, the latest addition to Luxtec’s extensive line of illumination systems. Most surgical procedures require directed white light to visualize blood vessels, muscle tissue and specific anatomical features. Over 60,000 surgeons worldwide use Luxtec® light sources for optimal surgical site visualization.
Miltex
For more than 50 years, Miltex, Inc. has established itself as one of the largest and most respected suppliers of hand-held surgical instruments in the alternate site market, which includes surgical, dental, podiatry and veterinarian markets.
Integra Pain Management
Integra Pain Management is one of the preferred choices in disposable products for interventional and chronic pain management. The product line offers quality disposable devices for steroid injections, discography, and radiofrequency procedures. Integra Pain Management specializes in custom designed trays for steroid injections within the spine. These custom trays focus on patient safety and effective treatment, while reducing costly facility waste. Injecting steroid products into the spine, with the use of Integra Pain Management’s instruments, can reduce nerve inflammation, effectively reducing or eliminating back pain.
RESEARCH AND DEVELOPMENT STRATEGY
We spent $60.5 million, $30.7 million and $25.7 million in 2008, 2007 and 2006, respectively, on research and development activities. The 2008 amount includes $25.2 million in-process research and development charges recorded in connection with the Theken acquisition. The 2007 amount includes $4.6 million in-process research and development charges recorded in connection with the IsoTis acquisition. The 2006 amount includes a $5.9 million in-process research and development charge recorded in connection with the KMI acquisition. Increases in research and development expenditures will accelerate the development of new devices for neurosurgery, extremity reconstruction and orthobiologics.
Our research and development activities focus on identifying and evaluating unmet surgical needs and product improvement opportunities to drive the development of innovative solutions and products. We apply our technological and developmental core competencies to develop regenerative products for neurosurgical, orthopedic and spinal applications, neuro-monitoring and CSF management, cranial stabilization and closure, tissue ablation, surgical instruments and spine, soft tissue, extremity small bone, and joint fixation. Our activities include both internal product development initiatives and the acquisition of proprietary rights to strategic technological platforms.
Regenerative Products. Because implants represent a fast-growing, high-margin segment for us, a large portion of our research and development expenditure is allocated to the development of these products. Our regenerative product development portfolio focuses on applying our expertise in biomaterials and collagen matrices to support the development of innovative products targeted at neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, nerve repair, and wound dressing applications. Our focus on technological advancement, product segmentation and differentiation activities will continue to drive our activities in each of these areas. We are committed to investing in, and proving the safety and efficacy of, our regenerative products.

Neurosurgery. With a focus on our neurosurgery customers and distribution channel, our 2009 research and product development activities will be directed toward the development of new systems and tips for ultrasonic removal of tumors and bone, next generation cranial stabilization systems for surgical procedures with intraoperative imaging, regenerative solutions for dural closure, shunt product improvements, next generation stereotaxy products and expanded applications in radiation therapy. For neuro critical care customers, our 2009 development activities will be focused on improvements in Integra’s advanced neuromonitoring technology.
We continue to invest in clinical research and will continue enrolling patients in our DuraGen Plus® Adhesion Barrier Matrix multi-center clinical trial in the U.S. being conducted under an FDA Investigational Device Exemption (“IDE”). This study is designed to demonstrate the safety and effectiveness of the DuraGen Plus® product as an adhesion barrier in spine surgery.
Extremity Reconstruction. We continue to build and expand the capabilities of our product development team, focusing on the development of fixation devices for upper and lower extremity reconstruction, skin and soft tissue products, and have structured a robust product development program that will advance our product offerings. This program includes the development of devices for both the upper and lower extremities. In 2008, we launched six significant extremities products; five for use in lower extremity procedures and one novel endoscopic system for upper extremity ulnar nerve release procedures.
Orthobiologics. We have built a strong orthobiologic product development capability that leverages our Accell family of demineralized bone matrix product lines and our Integra Mozaik™ Osteoconductive Scaffold, resorbable bone void filler product line. We are pursuing product development synergies and opportunities in both of these areas. In 2008, we launched our third generation demineralized bone matrix, Accell Evo3™. We also launched additional sizes of Integra Mozaik™ Putty and Accell TBM® (Total Bone Matrix) to address a wider variety of orthopedic procedures requiring bone grafting materials.
Spine. The recent acquisition of Theken expands Integra’s product development engine with a strong engineering team, prototyping and mechanical testing capabilities and a portfolio of active spine implant product developments. Included are exciting new projects in synthetic orthobiologic scaffolding for bone and tissue regeneration, and projects in the rapidly growing spine segment of motion preservation. In 2008, Integra Spine received FDA clearance for four products. The most significant product launches were the Vu aPOD™ Intervertebral Body Fusion Device and the Manta Ray™ Anterior Cervical Plate.”
COMPETITION
Our largest competitors in the neurosurgery markets are the Medtronic Neurologic Technologies division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun. In addition, many of our neurosurgery product lines compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery.
Our competition in extremity reconstruction includes the DePuy division of Johnson & Johnson, Synthes, Inc., Stryker Corporation, Wright Medical Group, Inc., Zimmer, Small Bone Innovations, Inc., and Tornier, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
Competitors for our newly launched Integra Spine business include Medtronic, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, NuVasive, Inc., Globus Medical Inc., Alphatec Spine, Inc., and Orthofix.
The competitors in our orthobiologics business include such well-established companies as Medtronic, Inc., Synthes, Inc. and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita.
We believe that we are the second largest reusable surgical instrument company in the U.S. We compete with the largest reusable instrument company, V. Mueller, a division of Cardinal Healthcare, as well as the Aesculap division of B. Braun. In addition, we compete with the Codman division of Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments.
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
The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the U.S., that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FFDCA”), an approved Premarket Approval application (or supplemental PMA application) or an approved Product Development Protocol. Obtaining these approvals and clearances can take up to several years and involves preclinical studies and clinical testing. The FDA has announced that it is reviewing the 510(k) Premarket Notification process which may result in more extensive testing and clinical trial requirements. To perform clinical trials for significant risk devices in the U.S. on an unapproved product, we are required to obtain an Investigational Device Exemption IDE from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S., we are required to provide notices to the FDA, maintain certain records relating to exports and make these records available to the FDA for inspection, if required.
The FDA Medical Device User Fee and Modernization Act of 2002 and the FDA Amendments Act of 2007 established regulations governing user fees for certain regulatory submissions to the FDA. Currently user fees are required for 510(k) PMA’s, certain PMA supplements, PMA annual reports, FDA establishment registrations and other regulatory submissions. There may be increases in user fees on an annual basis as well as additional user fees established by the FDA.
Human Cells, Tissues and Cellular and Tissue-Based Products
Integra, through the acquisition of IsoTis OrthoBiologics, manufactures medical devices derived from human tissue (demineralized bone tissue).
The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea.
Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FFDCA. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from FDA.
Section 361 of the Public Health Service Act (“PHSA”), authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361’’ HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling, and distribution HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting.
Some states have their own tissue banking regulation. We are licensed or have permits for tissue banking in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks (“AATB”). The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an AATB-accredited tissue establishment.

National Organ Transplant Act. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
Postmarket Requirements. After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the FDA Quality System Regulation which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA’s general prohibition against promoting products for unapproved or ‘off-label’ uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FFDCA.
We are also required to register with the FDA as a Medical Device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the Department of Justice.
Medical device regulations also are in effect in many of the countries outside the U.S. in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which a Notified Body (an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the protection requirements established by each CE marking directive) in Europe reviews. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. A recognized Notified Body audits our facilities annually to verify our compliance with these standards. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan became law. Australia, China and other countries have issued new regulations on the approval and registration process for Medical Devices with which we must comply with in order to sell our products in those countries.
In the European Union (the “EU”), our products that contain human derived tissue, including those containing DBM, are not medical devices as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.

Certain countries, as well as the European Union, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy (“BSE”), otherwise known as mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors — Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.”
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
Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.
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
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payers. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payers may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenue.
PATENTS AND INTELLECTUAL PROPERTY
We seek patent protection for our key technology, products and product improvements, both in the U.S. and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In general, however, we do not rely on our patent estate to provide us with any significant competitive advantages as it relates to our existing product lines. We rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements also provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

AccuDrain®, Accell®, Atoll™, Bold®, Camino®, CRW®, Coral™, CUSA®, CUSA Excel®, DenLite®, Dissectron®, DuraGen®, DuraGen Plus®, DynaGraft® II, Hallu®-Fix, HINTEGRA®, ICOS™, Integra®, Integra Mozaik™, Integra OS™, Jarit®, LICOX®, Luxtec®, Manta Ray™, Miltex®, Mobius®, NeuraGen®, NeuraWrap™, Newdeal®, OmniSight®, OmniTract®, OrthoBlast® II, Qwix®, Padgett™, Radionics®, Selector®, Subtalar MBA®, TenoGlide®, Tethertm, Trel-X™, Trel-XC™, Tibiaxys™, Uni-Clip®, Ventrix™ and XKnife® are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.
EMPLOYEES
At December 31, 2008, we had approximately 2,800 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees are subject to a collective bargaining agreement.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — International Revenues and Operations” and in our financial statements Note 15, Segment and Geographic Information, to our Consolidated Financial Statements.
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
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a case of bovine spongiform encephalopathy, or from the U.S. We are also qualifying sources of collagen from another country that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk category for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE.
Certain of our Integra OrthoBiologics demineralized bone matrix products contain human tissue in the form of ground cortical and cancellous bone. We source the bone tissue only from FDA and AATB registered and inspected tissue banks. The donors are rigorously screened, tested, and processed in accordance with the FDA and AATB requirements. Only donated tissue from FDA and AATB registered, inspected, non-profit tissue banks is qualified to source for our raw materials. Additionally, each donor must pass all of the FDA specified bacterial and viral testing before the raw material is distributed, to Integra OrthoBiologics for further processing. We receive with each donor lot a certification of the safety of the raw material from the tissue bank’s Medical Director.
As an added assurance of safety, each lot of bone is released into the manufacturing process only after a careful screening of the incoming bone and serology test records by our staff of QA microbiologists. During our manufacturing process, the bone particles are subjected to our proprietary process and terminally sterilized. This type of rigorous processing has been demonstrated through our testing to further enhance the safety and effectiveness of our DBM products. To date, our demineralized bone matrix products have a good safety record and are widely distributed in the United States and in over 40 countries.
SEASONALITY
Revenues during our second and fourth quarters tend to be stronger than the first and third quarters because many hospitals increase their purchases of our products during the second and fourth quarters, which coincides with the end of their budget cycles.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:
•	general economic and business conditions, both nationally and in our international markets;
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•	anticipated trends in our business;
•	anticipated demand for our products, particularly capital equipment products;
•	our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;
•	existing and future regulations affecting our business;
•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;
•
physicians’ willingness to adopt our recently launched and planned products, third-party payors’ willingness to provide or continue reimbursement for these products and our ability to secure regulatory approval for products in development;

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
Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:
•	current economic conditions, which could affect the ability of hospitals and other customers to purchase our products;
•	the impact of acquisitions;
•	the impact of our restructuring activities;
•	the timing of significant customer orders, which tend to increase in the second and fourth quarters to coincide with the end of budget cycles for many hospitals;
•	market acceptance of our existing products, as well as products in development;
•	the timing of regulatory approvals;
•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;
•	expenses incurred and business lost in connection with product field corrections or recalls;
•	changes in the cost or decreases in the supply of raw materials, including energy and steel;
•	our ability to manufacture our products efficiently;
•	the timing of our research and development expenditures; and
•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers.
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

Our largest competitors in the neurosurgery markets are the Medtronic Neurosurgery division of Medtronic, Inc., the Codman division of Johnson & Johnson, the Stryker Craniomaxillofacial division of Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy division of Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant business include Medtronic, Inc., the DePuy division of Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, NuVasive, Inc., Globus Medical, Inc., Alphatec Spine, Inc. and Orthofix. In surgical instruments, we compete with V. Mueller, a division of Cardinal Healthcare, as well as Aesculap. In addition, we compete with Codman and many smaller instrument companies in the reusable and disposable specialty instruments markets. The competitors in our orthobiologics business include such well-established companies as Medtronic, Inc., Synthes Inc. and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.
Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2006, we have acquired 12 businesses or product lines at a total cost of approximately $443 million.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition can result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we had $212.1 million of goodwill and $50.0 million of indefinite-lived intangible assets as of December 31, 2008. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce our enterprise fair value below its book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and the Use of Estimates — Valuation of Identifiable Intangible Assets, In-Process Research and Development Charges, and Goodwill” of this report.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2008, we had $176.0 million of other intangible assets.
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
Current economic conditions may adversely affect the ability of hospitals, other customers, suppliers and distributors to access funds or otherwise have available liquidity, which could reduce orders for our products or interrupt our production or distribution.
Current economic conditions may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold, which could have a negative effect on our sales, particularly the sales of more expensive capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products.
The disruption in the global financial markets and the economic downturn may adversely impact the availability and cost of credit.
Our ability to refinance our indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. There can be no assurances as to the length or severity of this period of disruption and the related economic downturn.
To market our products under development we will first need to obtain regulatory approval. Further, if we fail to comply with the extensive governmental regulations that affect our business, we could be subject to penalties and could be precluded from marketing our products.
As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters. We are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics which affect many of our products. As a result, we are implementing additional procedures, controls and tracking and reporting processes, as well as paying additional permit and license fees, where required.
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced that it is reviewing the 510(k) Premarket Notification process, and there may be requirements for more extensive testing and/or clinical trials required for products cleared to market under the 510(k) process. The FDA may also require the more extensive PMA process for certain products. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials could adversely impact our ability to compete against alternative products or technologies, which could affect our sales. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party intermediaries require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive and there is no guarantee that the FDA will approve the additional indications for use. If the FDA does not approve the additional indications for use, this could affect our ability to obtain reimbursement for these products and adversely affect our ability to compete against alternative products or technologies, which could affect our sales.

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
Approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for establishment registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks, or the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.
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
We are also subject to the regulatory requirements of countries outside the U.S. where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which a “Notified Body” in Europe reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the European Union, Canada, Japan, Latin America, Asia-Pacific and most other countries outside the U.S. As a result of an amendment to Japan’s Pharmaceutical Affairs Law that went into effect on April 1, 2005, new regulations and requirements exist for obtaining approval of medical devices, including new requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products in Japan. Significant resources may be needed to comply with the extensive auditing of and requests for documentation relating to all manufacturing facilities of our company and our vendors by the Pharmaceutical Medical Device Agency and the Ministry of Health, Labor and Welfare in Japan to comply with the amendment to the Pharmaceutical Affairs Law. These new regulations may affect our ability to obtain approvals of new products for sale in Japan. Additionally, the European Union as well as many other countries outside the U.S. have or may be considering implementing new or amended medical device regulations that require extensive documentation, including clinical trial data, as well as may require audits of our manufacturing facilities. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices.
Our products that contain human derived tissue, including those containing de-mineralized bone matrices, are not medical devices in the European Union as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These European Union member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the U.S. have increased awareness of the issue in North America.
We take great care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified our source of collagen from a country outside the U.S. that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and are therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.
Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the European Union has requested that our dural replacement products be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. In addition, Japan has issued new regulations regarding medical devices that contain tissue of animal origin. Among other regulations, Japan requires that the tendon used in the manufacture of medical devices sold in Japan originate in a country that has never had a case of BSE. Currently, we purchase our tendon from the U.S. and New Zealand. We received approval in Japan for the use of New Zealand-sourced tendon in the manufacturing of our products sold in Japan. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in Japan.
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
Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FFDCA. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice, or GTP, when processing, storing, labeling, and distribution HCT/Ps, including required labeling information, stringent record keeping; and adverse event reporting These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.
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
In the European Union, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These European Union member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.

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
To compete effectively, we depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. However, our patents may not provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the U.S. or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications usually takes approximately three years.
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
Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:
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
In addition, some of our orthobiologics products rely on a small number of tissue banks accredited by the American Association of Tissue Banks, or AATB, for the supply of human tissue, a crucial component of our bone graft substitutes. We cannot be certain that these tissue banks will be able to fulfill our requirements or that we will be able to successfully negotiate with other accredited tissue facilities on satisfactory terms.
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
We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities because of fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
We are planning on a phased deployment of a global enterprise business system in all facilities. This system, the hosting and maintenance of which we outsource, will replace the legacy enterprise resource planning applications currently in place in the facilities. The new system has already been deployed in some facilities. Currently, we do not have a comprehensive disaster recovery plan for the Company’s infrastructure but we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key software applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material adverse effect on the business.
We are exposed to a variety of risks relating to our international sales and operations, including fluctuations in exchange rates, local economic conditions and delays in collection of accounts receivable.
We generate significant revenues outside the U.S. in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.
Since we have operations based outside the U.S. and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, Japanese yen, Australian dollars and New Zealand dollars, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses.
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
Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

Local economic conditions, legal, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice could also affect our sales to foreign markets. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S.
Changes in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a negative impact on our financial performance.
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the U.S. and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
•
major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;

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
•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the U.S. who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

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
There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws that are meant to protect against fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:
•
government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

In January 2004, ADVAMED, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, proposed federal legislation and recent state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies. Finally, various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.
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
Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities at which hazardous materials have been used in the past. Finally, we have acquired various companies that historically have used certain hazardous materials and that have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental Laws”). For example, our allograft bone tissue processing may generate waste materials, which in the U.S., are classified as medical waste under Environmental Laws. Although we believe that our procedures for handling and disposing of hazardous materials comply with the Environmental Laws, the Environmental Laws may be amended in ways that increase our cost of compliance, perhaps materially. Furthermore, the risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident, or contamination we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.

The loss of key personnel could harm our business.
We believe our success depends on the contributions of a number of our key personnel, including Stuart M. Essig, our President and Chief Executive Officer. If we lose the services of key personnel, those losses could materially harm our business. We maintain key person life insurance on Mr. Essig and two other members of management.
We have had material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.
In 2007, management identified material weaknesses in our internal controls over financial reporting related to (1) the complement of its personnel; (2) accounts reconciliation; (3) intercompany transactions; (4) income tax accounts; and (5) the configuration, segregation of duties and access to key financial reporting applications. Remediation of these weaknesses has been completed as of December 31, 2008. We will continue to take further steps in an attempt to strengthen our control processes and procedures.
While we aim to work diligently to ensure a robust accounting system that is devoid of material weaknesses, given the growth of our business through acquisitions and the complexity of the accounting rules, we may, in the future, identify additional material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or certain covenants related to our outstanding revolving credit facility, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or certain covenants related to our outstanding revolving credit facility, and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See “Part I. Item 4 Controls and Procedures” for a further discussion of our assessment of our internal controls over financial reporting.
Access to the capital markets may be more expensive or subject to delays until such time as we qualify to file short-form registration statements.
Currently we are ineligible to use a “short-form” registration statement, which would allow us to incorporate by reference future reports on Form 10-K, Form 10-Q and other SEC reports into our registration statements, until we have filed all of our periodic reports with the SEC in a timely manner for a period of twelve consecutive months. Additionally, we currently do not qualify as a “well-known seasoned issuer” which previously enabled us to, among other things, file shelf registration statements and have them declared effectively immediately by the SEC without risk of SEC review. As a result, any attempt by us to access the capital markets while we are unable to use a short-form registration statement could be more expensive or subject to delays.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in New Jersey, Massachusetts, Ohio, California, Pennsylvania, Puerto Rico, United Kingdom, Ireland, France and Mexico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, New York, Ohio, Pennsylvania and Belgium. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We lease all of our facilities other than certain facilities in Ohio, and our facilities in Pennsylvania, United Kingdom, and Biot, France, which we own.
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
In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the U.S. District Court for the District of New Jersey for declaratory judgment against us with respect to our U.S. Patent No. 5,997,895 (the “‘895 Patent”). This patent covers dural repair technology related to our DuraGen® family of duraplasty products.
The action seeks declaratory relief that Codman’s DURAFORM® product does not infringe our patent and that our patent is invalid. Codman does not seek either damages from us or injunctive relief to prevent us from selling the DuraGen® Dural Graft Matrix. We have filed a counterclaim against Codman, alleging that Codman’s DURAFORM® product infringes the ‘895 Patent, seeking injunctive relief preventing the sale and use of DURAFORM® , and seeking damages, including treble damages, for past infringement.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2008		2007
	High	Low	High	Low
Fourth Quarter	$46.27	$26.03	$49.74	$39.44
Third Quarter	$49.89	$42.76	$51.46	$46.08
Second Quarter	$46.29	$39.21	$52.85	$44.99
First Quarter	$45.97	$39.50	$46.08	$40.15
We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Revolving Credit Facility.” Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, and financial condition and other factors deemed relevant by the Board of Directors.
The number of stockholders of record as of February 25, 2009 was approximately 920, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
The Company committed 310,000 unregistered shares of the Company’s common stock (of which 135,000 were issued on December 22, 2008, with the remainder issued in January 2009), valued at $10.7 million, as part of the price for the acquisition of Omni-Tract. The shares of common stock issued were offered and issued pursuant to a private placement in reliance upon the exemption from registration pursuant to Rule 506 under the Securities Act. Each person to whom shares were issued (each, an “Investor”), is an “accredited investor” as defined in Rule 501(a) and each Investor has represented to the Company that such Investor is acquiring the securities for investment purposes for such Investor’s own account and not with a view toward distribution of the securities. The Company advised each Investor that the securities issued to them have not been registered under the Securities Act and may not be sold unless they are registered under the Securities Act or sold pursuant to a valid exemption from registration under the Securities Act. The certificates representing the shares of common stock issued to the Investors contain a legend that such shares of common stock have not been registered under the Securities Act and state the restrictions on transfer and resale as described above. Additionally, the Company did not engage in any general solicitation or advertisement in connection with the issuance of the above described shares of common stock.
Issuer Purchases of Equity Securities
On October 30, 2007, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. We purchased 500,000 shares of our common stock under this repurchase program during the three months ended December 31, 2007, See Note 7, Treasury Stock. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2008. As of December 31, 2008, there remained $75.0 million available for share repurchases under this authorization.
The following table summarizes our repurchases of our common stock during the quarter ended December 31, 2008 under the repurchase program authorized on October 30, 2008:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
	Purchased	per Share	Program	Program
October 1, 2008 – October 31, 2008	—	—	—	$75,000,000
November 1, 2008 – November 30, 2008	—	—	—	75,000,000
December 1, 2008 – December 31, 2008	—	—	—	75,000,000

Total	—	—	—	$75,000,000

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$654,604	$550,459	$419,297	$277,935	$229,825
Costs and expenses(1)	607,193	483,171	360,553	221,830	205,046

Operating income	47,411	67,288	58,744	56,105	24,779
Interest income (expense), net	(15,500)	(10,197)	(8,426)	(265)	555
Other income (expense), net(2)	(905)	2,971	(2,010)	(739)	2,674

Income before income taxes	31,006	60,062	48,308	55,101	28,008
(Benefit from) provision for income taxes	(3,927)	26,591	18,901	17,907	10,811

Net income	$34,933	$33,471	$29,407	$37,194	$17,197

Diluted net income per share	$1.22	$1.13	$0.97	$1.15	$0.55
Weighted average shares outstanding	28,703	29,578	32,747	34,565	31,102

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Financial Position:
Cash, cash equivalents	$183,546	$57,339	$22,697	$46,889	$69,855
Marketable securities(3)	—	—	—	96,495	126,127
Total assets	1,034,431	818,012	613,618	448,432	456,713
Long-term borrowings under senior credit facility(4)	160,000	—	—	—	—
Long-term debt(4)	330,000	330,000	508	118,378	118,900
Retained earnings/(accumulated deficit)	132,219	98,175	66,336	36,929	(265)
Stockholders’ equity	350,206	260,429	296,162	289,818	307,823

(1)
In 2004, we recorded $23.9 million in share-based compensation charges incurred in connection with the extension of the employment agreement of our President and Chief Executive Officer. In 2008, we recorded an $18.0 million share-based compensation charge incurred in connection with the extension of the employment agreement of our President and Chief Executive Officer.

In 2008, we recorded an in-process research and development charge of $25.2 million in connection with the Theken acquisition. In 2007, 2006 and 2005, we recorded similar charges of $4.6 million for the IsoTis acquisition, $5.9 million for the KMI acquisition and $0.5 million for the Eunoe, Inc. acquisition, respectively.

(2)
In 2004, we recorded a $1.4 million gain in other income related to an unrealized gain on a foreign currency collar which was used to reduce our exposure to fluctuations in the exchange rate between the euro and the U.S. dollar as a result of our commitment to acquire Newdeal Technologies SAS for 38.5 million euros. The collar contract expired on January 3, 2005, concurrent with our acquisition of Newdeal Technologies.

(3)	In 2006, all marketable securities were liquidated.

(4)
In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. In 2006, we exchanged $119.5 million of these notes for the equivalent amount of new notes. Because the closing price of our stock at the issuance date was higher than the market price trigger of the new notes, the new notes were classified as a current liability. In March 2008, these notes matured and we repaid the principal amount in cash and issued approximately 768,000 shares of our common stock. Additionally in 2008, we classified $160.0 million of our senior credit facility borrowings as long-term debt based on our current intent and ability.

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
In 2008, we were required to make interest payments on our $120 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. We paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note was convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of our common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. All of the 2008 Notes were converted to common stock or cash. In March 2008, we borrowed $120 million under our senior secured revolving credit facility to repay the 2008 Notes upon conversion or maturity. As a result of the conversions, we issued 768,221 shares of our common stock. There were no financial covenants associated with the 2008 Notes.
At December 31, 2008, we have $260 million outstanding on our senior credit facility of which we borrowed $120 million in March 2008 for the repayment of our 2008 Notes, $80 million in July 2008 for the Theken acquisition and $60 million in October 2008 for general corporate purposes.
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
We present revenues in three market categories: neurosciences, orthopedics and medical instruments. Our neurosurgical products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue engineered wound dressings and nerve and tendon repair products. Our medical instruments products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacture and distribution of medical devices.
We manufacture many of our products in plants located in the U.S., Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments through specialized third-party vendors.
In the U.S., we have three sales channels. The largest, Integra NeuroSciences, sells products through directly employed sales representatives. Within our Integra Orthopedics sales channel, there are three sales organizations: Integra Extremity Reconstruction, which sells through a large direct sales organization; Integra OrthoBiologics and Integra Spine, which sell through specialty distributors focused on their respective surgical specialties. The Integra Medical Instruments market sales channel sells through two main sales organizations: Integra Surgical, which sells both directly and through distributors and Miltex, which sells through distributors and wholesalers.

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
We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure), operating cash flows (which we aim to increase through improved working capital management), and earnings per diluted share of common stock.
We believe that we are particularly effective in the following aspects of our business:
•
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 22%, 24%, and 26% of revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, have been subject to scrutiny from the media and regulatory authorities. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.

•
Developing metal implants for bone and joint repair, fixation and fusion. Through acquisitions, particularly those of Theken in 2008 and Newdeal Technologies SAS in 2005, we have acquired significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•
Acquiring and integrating new product lines and complementary businesses. Since 1999, we have acquired and integrated more than 30 product lines or businesses through a disciplined acquisition program that focuses on acquiring companies or product lines at reasonable valuations which complement our existing product lines or can be used to leverage our broad technology platform in tissue regeneration and metal implants. We also employ a seasoned team of managers and executives who are quite adept at successfully integrating the acquired product lines and businesses.

ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2008 not directly comparable to those of the corresponding prior year periods. See Note 3 to the financial statements for a further discussion. Additionally, our implementation of Statement of Financial Accounting Standards No. 141(R) on January 1, 2009 significantly changes the accounting for business combinations by requiring that we expense most transaction and restructuring costs as they are incurred, whereas we previously capitalized such costs if certain criteria were met, and capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense.
From January 2006 through December 2008, we have acquired the following businesses, assets and product lines:
In December 2008, we acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of our common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. We will integrate Omni-Tract’s product lines into our combined offering of JARIT®, Padgett™, R&B Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.

In October 2008, we acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian Dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian Dollars) in future payments based on the performance of business in the three years after closing. With this acquisition of the Company’s long-standing distributor, the Company now has a direct selling presence in Australia and New Zealand.
In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Theken, we acquired a unique and comprehensive portfolio of spinal implant products and a robust technology pipeline and demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong management team with extensive experience in the orthopedic spine market. Theken does not currently sell its products outside of the U.S. Accordingly, we expect that the business will benefit from Integra’s large international presence. The Theken products are now being marketed under the name Integra Spine™.
In December 2007, we acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments and acquisition expenses of $0.6 million. The Precise Dental family of companies develops, manufactures, procures, markets and sells endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies had procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. In 2008, we integrated the acquired Canoga Park procurement and distribution functions into our York, Pennsylvania dental operations. We continue to manage the manufacturing operations in Mexico.
In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and its subsidiaries (“IsoTis”), a well-respected leader in regenerative medicine, for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.7 million. IsoTis, based in Irvine, California, brought to Integra a comprehensive family of orthobiologic products and an established network of distributors focusing on orthopedic surgeons. IsoTis develops, manufacturers and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. The Accell® line of products represents the next generation in bone graft substitution. By integrating the IsoTis products with Integra’s own osteoconductive scaffold product line and integrating the Integra spine specialist sales team into the IsoTis distributor network, we created a single unified selling organization, now known as Integra OrthoBiologics. The combined activity strengthens our position as a global leader in orthobiologics.
In May 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $0.1 million. In addition, we may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with our similar Spinal Specialties product line and the products are sold under the name Integra Pain Management.
In May 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec® products are manufactured in a 31,000 square foot leased facility in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic regions of the U.S. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern U.S.

We have integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization. As was the intention at the time of the acquisition, we subsequently wound down the Bimeco business and discontinued many of the LXU Medical distributed product lines, which were not aligned with our core strategy.
In January 2007 we acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.
In July 2006 we acquired all of the outstanding shares of Kinetikos Medical, Inc. (“KMI”) for $39.5 million in cash paid at closing and $2.2 million in adjustments and transaction-related costs, subject to certain adjustments, and additional contingent future payments totaling up to $20 million based on the post-acquisition performance of the KMI business for the two year period ended June 30, 2008. We did not pay out any contingent consideration. KMI, based in Carlsbad, California, was a leading developer and manufacturer of innovative orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. KMI marketed products that addressed both the trauma and reconstructive segments of the extremities market. KMI’s reconstructive products are largely focused on treating deformities and arthritis in small joints of the upper and lower extremity, while its trauma products are focused on the treatment of fractures of small bones most commonly found in the extremities. KMI was a strategic fit for our growing extremity business and strengthened our presence in the orthopedic hand market. We integrated the KMI product line into our U.S. Extremity Reconstruction sales force and sell KMI product internationally through our well-established orthopedic products distribution infrastructure in Europe.
In July 2006, we acquired a direct sales force in Canada through the acquisition of our longstanding distributor, Canada Microsurgical Ltd. (“Canada Microsurgical”). Canada Microsurgical has ten sales professionals who cover all of the provinces in Canada. The sales and distribution operations have enhanced our expanding Canadian business. We paid $5.8 million (6.4 million Canadian dollars) for Canada Microsurgical at closing, and $0.3 million in adjustments and transaction-related costs. In addition, we contracted to pay additional contingent future payments up to an additional $1.9 million (2.1 million Canadian dollars) over the three years following the date of acquisition, depending on the performance of the business. Pursuant to our agreement, we paid $1.4 million for 2007 and 2008.
In May 2006 we acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental hand instruments to alternate site facilities, which includes physician and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex®, Meisterhand®, Vantage®, Moyco™, Union Borach® and Thompson™ trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany, where Miltex’s staff coordinates design, production and delivery of instruments. Miltex also provides a broader platform to grow our business as it participates in the dental and veterinary markets.
In March 2006 we acquired the assets of the Radionics Division of Tyco Healthcare Group, L.P. for approximately $74.5 million in cash, subject to certain adjustments, including a $2.1 million reduction received in 2007, and $3.2 million of acquisition-related expenses. Radionics, based in Burlington, Massachusetts, is a leader in the design, manufacture and sale of advanced minimally invasive medical instruments in the fields of neurosurgery and radiation therapy. Radionics’ products include the CUSA Excel® ultrasonic surgical aspiration system, the CRW® stereotactic system, the XKnife® stereotactic radiosurgery system, and the OmniSight® EXcel image guided surgery system. This acquisition increased our global neurosurgery product offering, positioned us to offer new stereotactic surgery products, and secured our entry into the radiosurgery/radiotherapy and image-guided surgery device business.
RESTRUCTURING, INTEGRATION, AND MANUFACTURING AND DISTRIBUTION TRANSFER AND EXPANSION ACTIVITIES
Because of our ongoing acquisition strategy and significant growth in recent years, we have undertaken many cost-saving initiatives to consolidate manufacturing and distribution facilities and activities, eliminate duplicative positions, and realign various sales and marketing activities, and to expand and upgrade production capacity for our collagen-based products.

During 2007, we expanded our collagen manufacturing capacity in our Puerto Rico plant and, in 2008 we transferred certain manufacturing processes of some of our collagen-based product lines from our Plainsboro plant to the Puerto Rico plant. In connection with the acquisition of IsoTis, we closed the IsoTis facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminated various sales, marketing and administrative positions in Europe and reduced various duplicative positions in Irvine, California. In connection with the acquisition of Precise Dental, we closed its facility in Canoga Park, California and integrated Precise’s procurement and distribution operations into our York, Pennsylvania dental operations. In 2007 we also closed the Alabama distribution facility acquired in the LXU Healthcare acquisition.
In 2008, we transferred the assembly of our Spinal Specialties brand of customized pain management kits from our San Diego, California manufacturing facility to our pain management kit assembly facility in Salt Lake City, Utah that was included in the assets acquired from Physician Industries, Inc. in May 2007. Additionally, in January 2008, we completed the integration of the LXU Healthcare acquisition and closed its administrative facility in Tucson, Arizona.
In connection with these restructuring activities, we recorded $0.5 million and $1.0 million in 2008 and 2006, respectively, for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs. In 2007 we reversed $0.5 million of previously recorded employee termination costs because our initial estimates exceeded actual costs.
While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.
RESULTS OF OPERATIONS
Net income in 2008 was $34.9 million, or $1.22 per diluted share, as compared to net income of $33.5 million, or $1.13 per diluted share, in 2007 and net income of $29.4 million, or $0.97 per diluted share, in 2006.
Special Charges
Income before taxes for 2008, 2007 and 2006 include the following special charges:

	2008	2007	2006
	(In thousands)

SPECIAL CHARGES
Acquired in-process research and development	$25,240	$4,600	$5,875
Stock-based compensation charge from renewal of Chief Executive Officer’s employment agreement and other related charges	18,356	—	—
Inventory fair market value purchase accounting adjustments	6,667	4,238	4,640
Impairment of inventory and other assets related to discontinued or withdrawn product lines	1,207	2,806	1,578
Incremental professional and bank fees related to delayed filing of the 2007 Annual Report on Form 10-K	1,041	1,389	—
Facility consolidation, manufacturing and distribution transfer, and System integration costs	1,035	1,106	936
Involuntary employee termination costs	—	(388)	1,035
Other acquisition-related costs	346	—	—
Charges related to litigation matters or disputes	437	—	—
Charges recorded in connection with terminating defined benefit plans	372	—	—
Intangible asset impairment charges	—	1,688	—
Charges associated with convertible debt exchange offer	—	—	1,879
Charges associated with termination of interest rate swap	—	—	1,425

Total	$54,701	$15,439	$17,368

Of these amounts, $8.8 million, $8.7 million, and $5.9 million were charged to cost of product revenues for the years ended December 31, 2008, 2007, and 2006, respectively, $25.2 million, $4.6 million, and $7.5 million were charged to research and development expense for the same periods, and $20.7 million, $1.7 million, and $1.1 million were charged to selling, general and administrative expenses for the same periods. The remaining amounts were primarily charged to benefit from income taxes, amortization expense, interest expense and other expense.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives established by management, and against other companies in our industry. We provide this information to investors so they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and their valuation of Integra.
Special charges are typically defined as charges for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities, or for which the amounts are not expected to recur at the same magnitude as we further expand our finance department and implement certain tax planning strategies. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future.
Total Revenues and Gross Margin

	2008	2007	2006
	(In thousands)

Integra NeuroSciences	$256,869	$242,631	$200,808
Integra Orthopedics	217,953	143,917	110,209
Integra Medical Instruments	179,782	163,911	108,280

Total revenues	654,604	550,459	419,297
Cost of product revenues	252,826	214,674	168,314

Gross margin	$401,778	$335,785	$250,983

Gross margin as a percentage of revenues	61%	61%	60%
In 2008, total revenues increased $104.1 million, or 19%, over 2007 to $654.6 million. Sales of products acquired since the beginning of 2007 comprised approximately $86.2 million of this increase, and changes in foreign currency exchange rates had a $5.6 million favorable effect on 2008 revenues. Sales of our extremity reconstruction implants, Integra™ dermal repair products and Integra Mozaik™ osteoconductive scaffold for spinal fusion contributed significantly to revenue growth in 2008 and increased in excess of 20% over 2007. This growth resulted primarily from the continued expansion in our direct sales force. Modest increases in our intracranial monitoring systems, DuraGen® family of dural repair products, MAYFIELD® cranial stabilization systems, Jarit® line of handheld surgical instruments, and Radionics® image-guided surgery and stereotactic radio surgery system primarily drove the remainder of the growth in revenues in 2008.
In 2007, total revenues increased $131.2 million, or 31%, over 2006 to $550.5 million. Sales of products acquired since the beginning of 2006 constituted approximately $90.9 million of this increase, and changes in foreign currency exchange rates had a $7.4 million favorable effect on 2007 revenues. Sales of our extremity reconstruction implants, MAYFIELD® cranial stabilization systems, Integra Mozaik™ osteoconductive scaffold for spinal fusion, and private label products contributed significantly to revenue growth in 2007 and all increased in excess of 20% over 2006. Modest increases in our intracranial monitoring systems, DuraGen® family of dural repair products, Integra™ dermal repair products, and the Jarit® line of handheld surgical instruments primarily drove the remainder of our growth in revenues in 2007.
In 2006, total revenues increased $141.4 million, or 51%, over 2005 to $419.3 million. Sales of products acquired since the beginning of 2005 constituted approximately $104.1 million of this increase, and changes in foreign currency exchange rates had a $0.6 million favorable effect on 2006 revenues. Sales of our extremity reconstruction implants, Integra™ dermal repair products, and private label products contributed significantly to revenue growth in 2007, and all increased in excess of 30% over 2005. Modest increases in our cranial access and external drainage systems and the Jarit line of handheld surgical instruments primarily drove the remainder of our growth in revenues in 2006.

With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
We have generated our revenue growth primarily through acquisitions, new product launches, market share gains achieved through increased direct sales and marketing efforts worldwide and annual price increases. We expect to drive future revenue growth by continuing to launch new products and acquire businesses and products that can be sold through our existing sales organizations and by gaining additional market share through the expansion of our Integra Extremity Reconstruction and Integra Spine sales organizations in the U.S. and leveraging the distribution channels in our Integra Spine, Integra NeuroSciences, and Integra OrthoBiologics sales organizations to broaden each organization’s access to spine surgeons. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.
We expect that the following factors will temper sales growth in the short term: reduced spending by hospitals on capital equipment, the occurrence of fewer elective surgical procedures in the current global recessionary economic environment, the recent strengthening of the U.S. dollar against the foreign currencies in which certain of our revenues are denominated, and our recent elimination of many of the product lines that we distributed for third parties. However, we do expect these factors to produce a benefit in our gross margin as a percentage of revenue because most of our capital equipment products and products distributed for third parties tend to generate lower gross margins as compared to our other products and, over time, because the U.S. dollar cost of products that we manufacture outside the U.S. or procure in foreign currencies will also be reduced as the U.S. dollar strengthens against those foreign currencies.
While most of our products are not used in elective surgical procedures, approximately 10% of our revenues in 2008 consisted of sales of capital equipment. Given the current economic conditions, hospital spending on capital equipment is widely expected to decrease in 2009 and potentially beyond. With our large installed base of capital equipment, such as Camino® intracranial pressure monitors, CUSA® ultrasonic surgical systems, and Radionics® image-guided surgery and stereotactic radio surgery systems, we expect to continue to generate revenue growth from the related disposable products. In addition, we plan to focus on generating more revenues from service and repair agreements on the installed base of capital equipment, as hospitals reduce spending on new capital equipment. We are also exploring other revenue generating alternatives with respect to our capital equipment, such as leasing programs.
Because our business is focused on developing, manufacturing and marketing products developed internally or acquired, we have eliminated distributed product lines that represent approximately 54% of the original revenues of the LXU Healthcare business that we acquired in May 2007. One of our main objectives is to increase the gross margin as a percentage of our revenues. Because we did not own the rights to the products that the LXU Healthcare business distributed for third parties, the gross margins on those products were generally lower than those earned on products that we develop internally or acquire.
Gross margin as a percentage of revenues was 61% in 2008, 61% in 2007, and 60% in 2006. Cost of product revenues in 2008, 2007 and 2006, respectively, included $6.7 million, $4.2 million, and $4.6 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions. The following charges negatively affected our gross margin: in 2008, $1.2 million associated with discontinued or withdrawn product lines; and, in 2007, $2.8 million associated with discontinued or withdrawn product lines and $0.8 million technology-related intangible asset impairments. In 2008, 2007, and 2006, respectively, cost of product revenues included $4.8 million, $4.2 million, and $2.8 million of intangible asset amortization for technology-based intangible assets.
In 2009, we expect our consolidated gross margin to increase because sales of our higher gross margin implant products, particularly those from the recently acquired Theken business, are expected to continue to increase as a proportion of total revenues. Additionally, we expect that our gross margin as a percentage of sales will improve over time if the U.S. dollar continues to strengthen against the euro and British pound, as such a strengthening would lower the U.S. dollar cost of products we manufacture at our European plants and the large proportion of the handheld surgical instruments that we procure in euros. Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continued to result primarily from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	2008	2007	2006
Research and development	9%	6%	6%
Selling, general and administrative	43%	41%	38%
Intangible asset amortization	2%	2%	2%
RESEARCH AND DEVELOPMENT. Research and development expenses increased to $60.5 million in 2008, compared to $30.7 million in 2007. Research and development expenses in 2008, 2007 and 2006, respectively, included $25.2 million, $4.6 million, and $5.9 million of in-process research and development charge related to the Theken, IsoTis, and KMI acquisitions, respectively. To date, we have successfully launched one-half of the products underlying the in-process research and development charge from the IsoTis acquisition, while others are still in development. We have terminated the projects underlying the in-process research and development charge from the KMI acquisition. Additionally, in 2006 we recognized a $1.6 million impairment of inventory and fixed assets associated with a discontinued project for the development of an ultrasonic aspirator system. We discontinued this project in June 2006 following our review of our existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. We determined that there was no future, alternative use for the inventory or fixed assets in any other development project.
Excluding acquisition-related and other special charges, we target future spending on research and development to be between 5% and 6% of total revenues. Most of this planned spending for 2009 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines, for which we have more than 50 active development projects planned. Additionally, we are continuing the multi-center clinical trial being conducted under an FDA IDE, initiated in 2006 to support FDA approval of the DuraGen Plus® Adhesion Barrier Matrix product in the U.S. and the clinical trial initiated in 2008 to support FDA approval of expanded claims for our Integra® Dermal Regeneration Template product.
In 2008, research and development expenses as a percentage of revenue increased three percentage points to 9%. The $29.8 million increase to $60.5 million resulted largely from the $25.2 million (approximately 4% of revenue) in-process research and development charge recorded in connection with the Theken acquisition. The remaining increase is primarily related to ongoing expenses from the recently acquired Theken businesses, and from owning the IsoTis business for a full year in 2008, and from increased spending on our DuraGen Plus® Adhesion Barrier Matrix clinical trial.
The $25.2 million in-process research and development charge recorded in connection with the Theken acquisition represents the estimated fair value of acquired development projects that had not yet reached technological feasibility and had no alternative future use. The fair value of this in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products and estimating the net present value of the resulting net cash flows from these projects. These cash flows were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from the development projects. A summary of the estimates used to calculate the net cash flows for the projects is as follows:

	Year net cash	Discount rate including	Acquired In-Process
	In-flows expected	factor to account for	Research and
Project	to begin	uncertainty of success	Development
eDisc artificial lumbar disc	2013	23%	$13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million
The eDisc is a unique elastomer disc is intended to restore disc height while maintaining motion over the long term. An electrical version of the eDisc will add the functionality of force sensing in the implant to improve patient recovery by providing alerts postoperatively to the patient via a pager. The spinal fixation implants are structural fixation devices to immobilize the spine in order to promote fusion. Fusion has been shown to reduce pain due to degenerative disc disease and other conditions of the spine. The products are made of either implant grade titanium or implant grade polyetherethereketone and are designed for ease of use to reduce operating room time through fewer parts and fewer steps. The function of the implants is to stabilize the spine to a degree and time period necessary for the growth of bone to occur and provide biologic stability for the long term. There are thirteen different implant systems currently in various stages of development.

We continuously monitor our research and development projects. We believe that the assumptions used in the valuation of these acquired development projects represent a reasonably reliable estimate of the future benefits attributable to the acquired in-process research and development. No assurance can be given that actual results will not deviate from those assumptions in future periods.
Research and development expenses in each of 2007 and 2006 remained consistent at 6% of revenues.
SELLING, GENERAL AND ADMINISTRATIVE. Excluding special charges, we target future selling, general and administrative expenses at between 39% and 41% of revenues. In 2008, selling, general and administrative expenses as a percentage of revenue increased two percentage points to 43%. The $55.8 million increase in 2008 to $281.0 million included an $18.0 million (approximately 3% of revenue) non-cash, stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement. Additional increases in 2008 resulted from a significant expansion of our corporate staff, particularly in our finance department, to address multiple material weaknesses in our internal controls over financial reporting, $11.3 million of ongoing operating expenses from the recently acquired Theken businesses, from owning the businesses acquired in 2007 for a full year in 2008, increased expenses associated with headcount expansion in our European headquarters in Lyon, France and from a higher sales commission structure applicable to the Integra Spine distribution channel that was acquired through the Theken acquisition. In the fourth quarter of 2008, we reduced approximately $4.6 million of cash bonuses that had been accrued through the first three quarters of the year because we decided not to pay cash bonuses for 2008 to most of our employees. We had previously accrued these bonuses because, based on the financial results for the first three quarters of the year, it was probable at that time that such bonuses would be earned and paid. Based on our reduced revenue forecast and particularly the lack of capital product orders, the disruption in the credit markets and the uncertainty of its duration, we currently do not anticipate accruing or paying cash bonuses for most of our employees in 2009.
In 2007, the three percentage point increase in selling, general and administrative expenses as a percentage of revenues to 41% resulted primarily from substantial increases in the size of our selling organizations, particularly for spine and extremity reconstruction, higher expenses for corporate staff, consulting, and professional fees arising from the delayed completion of our financial reporting process, and higher costs in connection with our recent investments in our infrastructure, including the continued implementation of an enterprise business system. The increase in selling, general and administrative expenses in 2007 included $12.1 million of expenses from businesses acquired in 2007 and increases resulting from reporting a full year of expenses for businesses that were acquired in 2006.
For 2008, 2007 and 2006, respectively, we reported $31.7 million (inclusive of a stock-compensation charge and related expenses of $18.4 million relating to grants made in connection with the renewal of our CEO’s employment agreement), $14.3 million and $13.1 million of stock-based compensation charges in selling, general and administrative expenses.
For 2009, we expect that the increase from a full year of expenses related to the recent expansion of our corporate staff will grow at a slower rate than revenues. Additionally, we plan to decrease expenses from reduced participation in certain trade shows and mass print advertising campaigns and focus more on direct marketing. We expect, however, that additional selling expenses related to the higher sales commission structure of the Integra Spine sales organization and further expansion of the Integra Extremity Reconstruction and Integra Spine sales organizations will largely offset these decreased expenses.
Additionally, the implementation of FASB Statement No. 141(R), Business Combinations (“Statement 141(R)”) on January 1, 2009 could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition-related activities going forward. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date.

INTANGIBLE ASSET AMORTIZATION. In 2008, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased to $12.9 million because of amortization on intangible assets acquired through our business acquisitions. In 2007, amortization expense (excluding amounts reported in cost of product revenues) increased to $12.6 million because of amortization on intangible assets acquired through our business acquisitions and $0.9 million of impairment charges recorded against certain tradename intangible assets.
Including the impact of intangible assets acquired in 2008, we expect total annual amortization expense (including amounts reported in cost of product revenues) to be approximately $19.0 million in 2009, $16.6 million in 2010, $16.4 million in 2011, $16.1 million in 2012, $13.4 million in 2013 and $94.5 million thereafter.
Non-Operating Income and Expenses
We recorded interest income on our invested cash and marketable debt securities of $2.1 million, $3.6 million, and $2.2 million in 2008, 2007, and 2006, respectively. Interest income decreased in 2008 because of lower yields on invested cash and cash equivalents.
Interest expense primarily relates to the $165 million of outstanding convertible notes due June 2010, $165 million of outstanding convertible notes due June 2012, $120 million of convertible notes that matured or were converted in March 2008, a related interest rate swap agreement, which was terminated in September 2006, and interest and fees relating to our $300 million senior secured credit facility. In 2008, 2007, and 2006, we recorded interest expense to be paid in cash of $9.1 million, $7.7 million, and $3.0 million, respectively, in connection with our convertible notes, and interest expense to be paid in cash of $5.5 million, $3.7 million, and $4.0 million, respectively, in connection with the credit facility.
The increase in interest expense in 2008 is related to a full year of interest expense associated with the $330 million of senior convertible notes that we issued in June 2007 and increased borrowings under our credit facility, which were offset by a decrease in interest expense associated with the $120 million of convertible notes that matured or were converted in March 2008. In 2008, we made borrowings of $260 million under our credit facility primarily to pay down the $120 million of convertible notes that matured or were converted in March and April 2008, to finance acquisitions and for general corporate purposes.
The increase in interest expense for 2007 is related to the interest expense associated with the $330 million of senior convertible notes we issued in June 2007, which was offset by a decrease in interest expense associated with lower borrowings under our credit facility, which was paid down in full in June 2007.
Interest expense for 2006 included a $1.2 million write-off of unamortized debt issuance costs related to the old convertible notes discussed below and interest associated with increased borrowings under our credit facility. In 2006, we made additional net borrowings of $100 million under our credit facility.
In September and October 2006, we exchanged $119.5 million (out of a total of $120.0 million) of our old 2.5% contingent convertible subordinated notes that matured in March 2008 for the equivalent amount of new notes. See Note 5 to the financial statements for a further discussion. In connection with the exchange of these convertible notes, we recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the old contingent convertible notes that were exchanged.
We recorded a $0.4 million liability related to the estimated fair value of the additional interest (“contingent interest”) on these convertible notes that matured in March 2008 at the time the notes were issued in 2003. At each balance sheet date, we marked the contingent interest obligation to its estimated fair value, which was the same under the old and new notes, with changes in the fair value recorded to interest expense. In 2007 and 2006, we recorded $0.7 million and $0.4 million, respectively, of interest expense associated with changes in the estimated fair value of the contingent interest obligation. In 2008, we did not record any interest expense associated the contingent interest obligation, because at December 31, 2007 we had marked it to a fair value of $1.8 million, which was the amount of additional interest we paid in March 2008 upon maturity of the notes.
Our reported interest expense for the years ended December 31, 2008, 2007, and 2006 included $2.4 million, $1.8 million, and $0.6 million, respectively, of non-cash amortization of debt issuance costs.
In August 2003, we entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes that matured in March 2008. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. In September 2006, we terminated this interest rate swap agreement in connection with the exchange of our convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended “Accounting for Derivative Instruments and Hedging Activities.” The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.

We paid the counterparty approximately $2.2 million in connection with the termination of the swap, consisting of a $0.6 million payment of accrued interest and a $1.6 million payment representing the fair market value of the interest rate swap on the termination date, which we had already accrued. Historically, the net difference between changes in the fair value of the interest rate swap and the contingent convertible notes represented the ineffective portion of the hedging relationship, and this amount was recorded in other income/(expense), net. In 2006, we recorded a $0.1 million benefit from the ineffective portion of the hedging relationship.
The implementation of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”) on January 1, 2009 will increase the amount of interest expense we report. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 applies to all of the convertible notes that we have had outstanding. Upon adoption in our 2009 financial statements, FSP APB 14-1 requires retrospective application back to 2007. Accordingly, we expect that the implementation of FSP APB 14-1 will increase our currently reported interest expense for 2007 and 2008 by $13.4 million and $12.5 million, respectively, and by $11.5 million for 2009, $8.7 million for 2010, $6.7 million for 2011, and $2.9 million for 2012. Early adoption of FSP APB 14-1 is not permitted.
Our net other income (expense) decreased in 2008 by ($3.9) million of expense to ($0.9) million of net expense. This change includes a decrease in foreign exchange net gains of $2.6 million and asset disposals of $0.5 million. Our net other income (expense) increased in 2007 by $5.0 million to $3.0 million of income. In 2006, we recognized $1.4 million in other expense related to the interest rate swap termination (see Note 6, Derivative Instruments, for a further discussion) and $1.1 million in losses on the sale of assets. In 2007, we recognized $2.2 million in income related to currency transaction and translation gains at foreign affiliates.
Income Taxes
Our effective income tax rate was (12.7)%, 44.3% and 39.1% of income before income taxes in 2008, 2007 and 2006, respectively. The decrease in 2008 resulted primarily from a tax benefit of $10.0 million associated with the restructuring of our German operations, as well as, the additional deferral in 2008 of income earned in low tax jurisdictions. The 2007 and 2006 effective income tax rates, respectively, include a $4.6 million and $2.1 million charge for the write-off of in-process research and development related to acquisitions, which are non-deductible for tax purposes.
Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for 2009 to increase as compared to 2008 and to be between 30% and 35%.
The net decrease in our tax asset valuation allowance was $2.8 million in 2008. Our tax asset valuation allowance increased by $42.1 million in 2007 and decreased $3.5 million in 2006.
A valuation allowance of $40.8 million is recorded against the remaining $114.4 million of net deferred tax assets recorded at December 31, 2008. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2008 we had net operating loss carryforwards of $21.2 million for federal income tax purposes, $152.8 million for foreign income tax purposes and $62.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $98.4 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $54.4 million having an indefinite carry forward period. The state net operating loss carry forwards expire through 2028.
At December 31, 2008, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.
We do not provide income taxes on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $72.7 million, $40.1 million, and $21.9 million at December 31, 2008, 2007, and 2006, respectively.
INTERNATIONAL REVENUES AND OPERATIONS
Revenues by major geographic area are summarized below:

			Asia	Other
	United States	Europe	Pacific	Foreign	Consolidated
	(In thousands)

2008	$494,459	$98,848	$28,509	$32,788	$654,604
2007	417,035	85,764	21,399	26,261	550,459
2006	317,503	77,100	12,315	12,379	419,297
In 2008, revenues from customers outside the U.S. totaled $160.1 million or 24% of consolidated revenues, of which approximately 62% were sales to European customers. Revenues from customers outside the U.S. included $116.7 million of revenues generated in foreign currencies.
In 2007, revenues from customers outside the U.S. totaled $133.4 million or 24% of consolidated revenues, of which approximately 64% were sales to European customers. Revenues from customers outside the U.S. included $94.5 million of revenues generated in foreign currencies.
In 2006, revenues from customers outside the U.S. totaled $101.8 million or 24% of consolidated revenues, of which approximately 76% were sales to European customers. Revenues from customers outside the U.S. included $57.6 million of revenues generated in foreign currencies.
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses.
We currently do not hedge our exposure to operating foreign currency risk. Accordingly, either a strengthening or a weakening of the dollar against individual foreign currencies could reduce future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

Additionally, we generate significant revenues outside the U.S., a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have an impact on the demand for our products in foreign countries.
Local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all could combine to affect our sales into markets outside the U.S.
Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2008	2007
	(in millions)
Cash and cash equivalents	$183.5	$57.3
Short term borrowings and long-term debt	(590.0)	(450.0)
Net cash position	$(406.5)	$(392.7)
We believe that our liquidity remains strong. We believe that our existing cash, future cash expected to be generated from operations, and our remaining $40.0 million of borrowing capacity under our senior secured revolving credit facility, if needed, will satisfy our foreseeable working capital and capital expenditure requirements for at least the next twelve months. The decrease in our net cash position at December 31, 2008 primarily results from the $86.9 million in cash that we paid for acquisitions in 2008 that exceeded the $72.6 million of cash generated from operations. The largest of these acquisitions, Theken, which was acquired for $75.0 million in cash paid at closing in July 2008, was financed through additional borrowings under our revolving credit facility. We do not expect to invest as much cash for acquisitions in 2009 as we did in 2008, unless we are able to obtain alternate sources of financing to fund such future acquisitions at the same levels we did in 2008.
Our non-U.S. subsidiaries hold cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.
We currently do not have any investments in marketable securities with purchased maturities greater than three months. Our current investment strategy seeks to preserve capital and maintain an adequate level of liquidity at all times.
Cash Flows
We generated positive operating cash flows of $72.6 million, $47.0 million, and $71.7 million in 2008, 2007, and 2006, respectively. Operating cash flows increased in 2008 primarily from higher net income, as adjusted for the $25.2 million in-process research and development charge from the Theken acquisition, for which the related cash paid is reported as an investing activity, and the $18.0 million non-cash, stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement. Operating cash flows in 2007 were lower primarily as a result of higher cash payments for income taxes in 2007 following the utilization of substantially all of our net operating loss carryforwards in 2006 and higher levels of working capital in 2007, particularly from substantial investments in inventory. In 2008, 2007, and 2006, changes in working capital items reduced operating cash flows by $26.4 million, $22.5 million, and $1.2 million, respectively. In 2008, operating cash flows included non-cash charges of $25.2 million and $32.6 million relating to in-process research and development and stock-based compensation, respectively. Additionally, the reduction of inventory provided $10.8 million of net cash flows while the payment of income taxes used $41.2 million and the reduction of other operating liabilities, including those acquired through acquisitions, used $17.3 million. In 2007, we invested significantly in inventory because of the commencement of our manufacturing plant in Ireland and to support greater extremity reconstruction and surgical instrument sales. In 2008, we took actions to reduce our inventories to levels more consistent with prior trends and we are continuing these efforts in 2009.

Our principal uses of funds for the year ended December 31, 2008 were $119.6 million in repayment on our 2 1/2% contingent convertible notes that matured in March 2008, $86.9 million for acquisition consideration, and $13.4 million in capital expenditures. In addition to the $72.6 million in operating cash flows we generated in 2008, we borrowed $260.0 million under our revolving credit facility, and we received $11.5 million from the issuance of common stock through the exercise of stock options during the period. The borrowings under our revolving credit facility were used to repay the contingent convertible notes that matured in March 2008, to finance acquisitions and for general corporate purposes.
Our principal uses of funds for the year ended December 31, 2007 were $100.0 million in net repayments on our credit facility, $100.8 million for acquisition consideration, $106.5 million paid for the purchase of 2.2 million shares for our common stock, and $22.6 million in capital expenditures. In addition to the $47.0 million in operating cash flows that we generated in 2007, we received $295.1 million in net cash proceeds from the issuance of senior convertible notes, which is net of the purchase of call options and sale of warrants, and $18.8 million from the issuance of common stock through the exercise of stock options during the period.
In 2006, we used $228.7 million for acquisition consideration, $70 million for the purchase of 1.8 million shares for our common stock and $11.5 million in capital expenditures. We received $109.9 million in cash from sales and maturities of available for sale securities, net of purchases. In addition to the $71.7 million in operating cash flows that we generated in 2006, we received $15.9 million from the issuance of common stock through the exercise of stock options during the period and $98.5 million from net borrowings under our credit facility.
Working Capital
At December 31, 2008 and 2007, working capital was $322.6 million and $148.3 million, respectively.
Convertible Debt and Related Hedging Activities
We pay interest each June 1 and December 1 on our $165 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%. In 2008, we paid an aggregate amount of $0.1 million to holders of the Notes as liquidated damages for failure to maintain the effectiveness of the registration statements that permit resales of the common stock issuable upon conversion of the Notes, which failure was caused by our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2007. Payments of the liquidated damages amount were made at the same time that ordinary interest payments were made to the holders of the Notes.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2008, none of these conditions existed and, as a result, the $330 million aggregate balance of the 2010 Notes and the 2012 Notes is classified as long-term.
The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2010 Notes rank equal in right of payment to the 2012 Notes. The Notes are Integra’s direct senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.
On March 19, 2008 and April 9, 2008, we received notices of default from the trustee related to the failure to timely provide the trustee with a copy of our Annual Report on Form 10-K for the year ended December 31, 2007. The default under the indentures was cured by May 18, 2008 (60 days from the date of the earlier notice of default) without penalty.
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
Neither the 2010 Notes nor the 2012 Notes are rated by any credit rating agency.
We paid interest on our $120 million contingent convertible subordinated notes that matured in March 2008 (“2008 Notes”) at an annual rate of 2 1/2%. Upon maturity of the 2008 Notes, we also paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to their maturity. Because the market price of our common stock was greater than $37.56 per share, holders of the 2008 Notes were able to convert the notes prior to maturity. In March 2008, we repaid the 2008 Notes upon conversion or maturity by issuing approximately 768,000 shares of our common stock and paying $119.6 million in cash. There were no financial covenants associated with the 2008 Notes.
In conjunction with the 2008 Notes, we had previously recognized a deferred tax liability related to the conversion feature of the debt. Due to the repayment of the 2008 Notes, we reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.5 million of additional paid-in capital.
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
Senior Secured Revolving Credit Facility
In December 2005, we established a $200 million, five-year, senior secured revolving credit facility, which runs through December 2011. We amended the credit facility in February 2007 to increase the size of the credit facility to $300 million, which can be increased to $400 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. In 2008, we borrowed an aggregate of $260.0 million against this facility, including $120.0 million borrowed in March 2008 to finance the $119.4 million pay down of our 2008 Notes upon their conversion or maturity, $80.0 million borrowed in July 2008 to fund the acquisition of Theken and for other general corporate purposes, and $60.0 million borrowed in October 2008 for general corporate purposes. As a result, we have $260.0 million of outstanding borrowings under our credit facility as of December 31, 2008.
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
In March and April 2008 we received waivers from the lenders under our credit facility related to the late completion of our audited financial statements for the year ended December 31, 2007. We included such financial statements in our Annual Report on Form 10-K filed on May 16, 2008. We also received an extension of the delivery date under the credit facility of our financial statements for the quarter ended March 31, 2008. We included such financial statements in our Quarterly Report on Form 10-Q filed on June 4, 2008. In addition, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. We have since remediated the material weaknesses in our internal controls. Accordingly, we are now able to make additional borrowings under the revolving credit facility.
Share Repurchase Plans
In October 2007, our Board of Directors adopted a program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2008 under either of these programs.
During 2007 and 2006, we repurchased 2.2 million and 1.8 million shares, respectively, of our common stock under authorized share repurchase programs. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options and stock awards.
Dividend Policy
We have not paid any cash dividends on our common stock since our formation. Our revolving credit facility limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows and other factors that the Board of Directors deems relevant.

Contractual Obligations and Commitments
As of December 31, 2008, we were obligated to pay the following amounts under various agreements:

					More
		Less than	1-3	3-5	than
	Total	1 year	Years	Years	5 years
	(In millions)

Convertible Securities — Long Term	$330.0	$—	$165.0	$165.0	$—
Revolving Credit Facility (1)	260.0	100.0	160.0	—	—
Interest on Convertible Securities	23.6	8.5	10.2	4.9	—
Employment Agreements (2)	5.5	3.1	2.4	—	—
Operating Leases	22.8	4.3	9.8	2.8	5.9
Purchase Obligations	15.3	7.7	2.9	0.5	4.2
Minimum Royalty	1.0	0.6	0.2	0.2	—
Warranty Obligations	0.7	0.7	—	—	—
Pension Contributions	0.2	—	0.1	—	0.1

Total	$659.1	$124.9	$350.6	$173.4	$10.2

(1)
The Company makes regular borrowing and payments each month against the credit facility and considers $100 million of the outstanding amounts to be short-term in nature based on its current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.

(2)	Amounts shown under Employment Agreements do not include executive compensation or compensation resulting from a change in control relating to our executive officers.
In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition. The purchase agreements could require payments up to a total of approximately $128 million in 2009 and 2010, the actual amounts to depend primarily on the revenues attributable to the Theken Spine, LLC acquisition.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $11.6 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, estimates of projected cash flows and discount rates used to value intangible assets and in-process research and development charges and test goodwill and intangible assets for impairment, computation of valuation allowances recorded against deferred tax assets and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
We believe the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:
Allowances For Doubtful Accounts Receivable and Sales Returns and Allowances
We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may change the recorded amount of allowances for doubtful accounts in the future through charges or reductions to selling, general and administrative expense.

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
Valuation of Identifiable Intangible Assets, In-Process Research and Development Charges, and Goodwill
We allocate the purchase price of acquired businesses and product lines between tangible and intangible assets, goodwill and in-process research and development charges, as applicable. In-process research and development is defined as the value assigned to those acquired technologies or projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. We allocate the purchase price to in-process research and development and other identifiable intangible assets by estimating the future cash flows of each project, technology, customer relationship, trade name, or other applicable asset and discounting those net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
We review goodwill and identifiable intangible assets with indefinite lives for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.
Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.
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

Loss Contingencies
We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. We accrue for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. We consistently accrue legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost, as permitted by EITF Topic D-77. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.
OTHER MATTERS
Recently Issued Accounting Standards
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 applies to all of the convertible notes that we have had outstanding. Accordingly, the implementation of FSP APB 14-1 on January 1, 2009 will increase the amount of interest expense we report. Upon adoption in our 2009 financial statements, FSP APB 14-1 requires retrospective application back to 2007. Accordingly, we expect that the implementation of FSP APB 14-1 will increase our currently reported interest expense for 2007 and 2008 by $13.4 million and $12.5 million, respectively, and by $11.5 million for 2009, $8.7 million for 2010, $6.7 million for 2011, and $2.9 million for 2012. Early adoption of FSP APB 14-1 is not permitted.
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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) on January 1, 2009 could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141(R), and other generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are required to adopt this FSP for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on our financial statements.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. Management is assessing the impact of adoption of FSP EITF 03-6-1 on our results of operations.
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
Foreign Currency Exchange Rate Risk
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses.
We currently do not hedge our exposure to operating foreign currency risk. Accordingly, a weakening of the dollar against any of these foreign currencies could reduce future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
Interest Rate Risk
Marketable Debt Securities. We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2008 would increase or decrease interest income by approximately $1.8 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Secured Credit Facility. We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of December 31, 2008, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $2.6 million on an annual basis. The primary reference rate under this credit facility is the London Interbank Offered Rate (“LIBOR”) for the applicable duration.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide such reasonable assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) and Minnesota Scientific, Inc., from our assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. Theken and Minnesota Scientific, Inc., are wholly owned entities of the Company whose total assets and total revenues represent approximately 6.7% and 3.0%, and 1.7% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we had identified the following material weaknesses in our internal control over financial reporting as of September 30, 2008. For the reasons set forth below, these material weaknesses have been remediated as of December 31, 2008.
We strengthened our control processes and procedures with the objective of remediating the material weaknesses as soon as practicable. The steps we took in general with respect to each enumerated material weakness are set forth below.
Remediation — In General. We established a dedicated team, including both employees and consultants, to manage our internal control compliance program. This team is responsible for identifying and testing all of the Company’s “key controls,” assigning a “process owner” to each key control, determining which ones are deficient in either design or application, and monitoring remediation progress via an online assessment tool. The team has reviewed its progress with management regularly. This team has also raised awareness and accountability for internal controls compliance throughout all departments and levels in the organization. These efforts substantially remediated the internal controls deficiencies that aggregated into our material weaknesses. Specifically:
Personnel and management.
Previously reported material weakness: The Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to identify and address the application of generally accepted accounting principles and effective controls with respect to locations undergoing change or experiencing staff turnover. Specifically, the Company did not maintain a sufficient complement of personnel to completely and accurately record and review the inventory, accrued liabilities, intercompany accounts, accounts receivable and income tax accounts as of and for the year ended December 31, 2007 and interim periods through September 30, 2008. Further, effective communication was not designed and in place for sharing of information within and between our finance department and other operating departments. This control deficiency contributed to the following control deficiencies which are individually considered to be material weaknesses.
Remediation efforts: In the last year, we substantially increased our accounting, financial planning, information technology, business process management and tax departments, adding more than 25 employees in the United States and Europe, and significantly reduced staff turnover. We also reorganized our financial functions in Europe. We assigned an experienced executive to manage and develop the European finance organization, and we significantly increased the number and experience of the accountants overseeing our Tullamore, Ireland manufacturing operation. As these new employees gained experience with our systems, processes, accounts, and substantive business, we improved system utilization, streamlined business processes, and improved our ability to maintain and review inventory, accrued liabilities, intercompany accounts, accounts receivable and income tax accounts. We also improved the communication between our finance department and other operating departments, as well as within the finance department. These improvements also contributed toward the remediation of our other control deficiencies.
Financial statement accounts reconciliation.
Previously reported material weakness: The Company did not maintain effective controls over certain financial statement accounts reconciliation. Specifically, accounts reconciliation involving inventory, accrued liabilities, intercompany accounts, accounts receivable and income taxes were not designed for proper preparation and timely review and reconciling items were not timely resolved and adjusted. This control deficiency resulted in audit adjustments to the aforementioned accounts and disclosures in the Company’s consolidated financial statements as of and for the year ended December 31, 2007.
Remediation efforts: Our material weakness in the analysis, reconciliation, and review of accounts was exacerbated by the aggregate effect of deficiencies in various key controls throughout the organization that have an impact on the enumerated accounts (inventory, accrued liabilities, intercompany, accounts receivable, and income taxes). We have remediated many, but not all, of these underlying control deficiencies through a combination of better training, more experienced employees, better processes, the implementation of additional software and systems, and a company-wide initiative to improve the quality of systems data. We have also adopted formal policies requiring the reconciliation of key accounts and have substantially increased the quality and review of account reconciliations.
Intercompany accounting.
Previously reported material weakness: The Company did not maintain effective controls over the recording and elimination of intercompany transactions. Specifically, controls were not appropriately designed for completeness and accuracy of intercompany accounts and to reconcile and review intercompany transactions between the Company’s subsidiaries on a timely basis. This control deficiency resulted in improper intercompany profit eliminations and audit adjustments to intercompany sales and cost of goods sold for the year ended December 31, 2007.

Remediation efforts: We have made substantial improvements in both the process for reconciling intercompany accounts and in the disposition of items identified through these reconciliations. We implemented better procedures for ensuring consistency of transactions and data between our subsidiaries, system configuration changes made to support proper accounting for intercompany sales transactions, and improved documentation of intercompany loans and settlements initiated by the treasury group.
Income tax.
Previously reported material weakness: The Company did not maintain effective controls over the completeness and accuracy of its income tax provision. Specifically, controls were not appropriately designed to ensure its income tax provision and related income taxes payable and deferred income tax assets and liabilities were properly calculated. This control deficiency resulted in audit adjustments to the aforementioned accounts and disclosures in the Company’s consolidated financial statements as of and for the year ended December 31, 2007.
Remediation efforts: We have increased our staff and engaged an outside firm to assist with the preparation of our tax returns and quarterly tax provision. We have improved the process itself through better forecasting, faster completion of pre-tax financial results (which allows for more time to complete and review the tax provision), more accurate transfer pricing analyses, and more and better supervision of the tax provision process, including additional review of accounting for current and deferred income tax accounts. We continue to recruit for experienced tax accounting professionals.
Implementation, configuration, access and usage of financial reporting systems.
Previously reported material weakness: The Company did not maintain effective controls over the system configuration, segregation of duties and access to key financial reporting systems, particularly with respect to locations undergoing systems implementations. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed, to segregate duties amongst personnel and to ensure that unauthorized individuals did not have access to add, change or delete key financial data. Further, the Company lacked adequate internal access security policies and procedures.
Remediation efforts: We have implemented software that enables us to monitor and assess both access to systems and segregation of duties within and between business processes. As a result we have revised business processes and individual responsibilities to resolve those conflicts, and have implemented software that will prevent such conflicts in the future. We have increased the size of our business process management and information technology departments, which have improved the quality of system data, trained and provided additional support to users, and have made significant changes in the configuration of systems that have already been implemented in order to more efficiently use our financial systems and to improve financial reporting and controls. Finally, we have changed our procedures around the implementation of systems in new locations and for new business processes.
Remediation of the weaknesses described above have been completed and, therefore, these material weaknesses did not exist as of December 31, 2008.
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
Changes in Internal Control Over Financial Reporting
We have completed the implementation of the changes, as described above in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 (and prior periods) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
INCORPORATION BY REFERENCE
The information called for by Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 20, 2009, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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
3. Exhibits required to be filed by Item 601 of Regulation S-K.

3.1	(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3.1	(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1	(c)
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

4.3	(a)
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

4.3	(b)
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

4.3	(c)
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

4.3	(d)
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

4.3	(e)
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

10.1	(a)
Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1	(b)
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

10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.8	(a)
Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10.8	(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
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

10.11	(a)
2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.11	(b)
Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.11	(c)
Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.12	(a)
Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.12	(b)
Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.12	(c)
Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.12	(d)
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.13
Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.14	(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14	(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.14	(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.15	(a)
Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.15	(b)
Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.15	(c)
Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.16	(a)
Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.16	(b)
Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.16	(c)
Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.17
Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.18
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19	(a)
Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(b)
First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(c)
Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(d)
Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(e)
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

10.23	(a)
Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23	(b)
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

10.25	(a)
Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25	(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25	(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26
Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27		Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.28		Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.29		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.30		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.31		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.32		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33	(a)	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10.33	(b)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.34	(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10.34	(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.35	(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*
10.35	(b)	Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
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

10.39	(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10.39	(b)
Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.40
Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.41
Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.42	(a)
Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.42	(b)
First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.42	(c)
Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.43		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.44
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.45
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47
Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48
Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)

10.49
Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.50
Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.51		Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.52		Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.54
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

21		Subsidiaries of the Company+
23		Consent of Pricewaterhouse Coopers LLP+
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.
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
Date: March 2, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig Stuart M. Essig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ John B. Henneman, III John B. Henneman, III	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Jerry E. Corbin Jerry E. Corbin	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2009

/s/ Richard E. Caruso, Ph.D. Richard E. Caruso, Ph.D.	Chairman of the Board	March 2, 2009

/s/ Thomas J. Baltimore, Jr. Thomas J. Baltimore, Jr.	Director	March 2, 2009

/s/ Keith Bradley, Ph.D. Keith Bradley, Ph.D.	Director	March 2, 2009

/s/ Neal Moszkowski Neal Moszkowski	Director	March 2, 2009

/s/ Christian Schade Christian Schade	Director	March 2, 2009

/s/ James M. Sullivan James M. Sullivan	Director	March 2, 2009

/s/ Anne M. VanLent Anne M. VanLent	Director	March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007.
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
As described in Management’s Report of Internal Control Over Financial Reporting, management has excluded Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) and Minnesota Scientific, Inc., from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. Theken and Minnesota Scientific, Inc., are wholly owned entities of the Company whose total assets and total revenues represent approximately 6.7% and 3.0%, and 1.7% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 2, 2009

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	In thousands, except per share amounts
Total revenue, net	$654,604	$550,459	$419,297

COSTS AND EXPENSES
Cost of product revenues	252,826	214,674	168,314
Research and development	60,495	30,658	25,732
Selling, general and administrative	280,997	225,187	157,706
Intangible asset amortization	12,875	12,652	8,801

Total costs and expenses	607,193	483,171	360,553

Operating income	47,411	67,288	58,744
Interest income	2,114	3,552	2,194
Interest expense	(17,614)	(13,749)	(10,620)
Other income (expense), net	(905)	2,971	(2,010)

Income before income taxes	31,006	60,062	48,308
(Benefit from) provision for income taxes	(3,927)	26,591	18,901

Net income	$34,933	$33,471	$29,407

Basic net income per share	$1.26	$1.21	$1.00
Diluted net income per share	$1.22	$1.13	$0.97
Weighted average common shares outstanding:
Basic	27,781	27,712	29,300
Diluted	28,703	29,578	32,747
The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2008	2007
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$183,546	$57,339
Trade accounts receivable, net of allowances of $10,052 and $7,816	112,417	103,539
Inventories, net	146,103	144,535
Deferred tax assets	24,135	22,254
Prepaid expenses and other current assets	31,191	12,264

Total current assets	497,392	339,931
Property, plant, and equipment, net	70,382	61,730
Intangible assets, net	225,998	195,766
Goodwill	212,094	207,438
Other assets	28,565	13,147

Total assets	$1,034,431	$818,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$100,000	$—
Convertible securities	—	119,962
Accounts payable, trade	22,964	23,232
Deferred revenue	3,053	2,901
Accrued compensation	16,030	16,877
Accrued expenses and other current liabilities	32,704	28,699

Total current liabilities	174,751	191,671
Long-term borrowings under senior credit facility	160,000	—
Long-term convertible securities	330,000	330,000
Deferred tax liabilities	—	16,052
Other liabilities	19,474	19,860

Total liabilities	684,225	557,583

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 34,352 and 32,252 issued	344	323
Additional paid-in capital	464,668	395,266
Treasury stock, at cost; 6,354 shares	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	6,314	19,768
Pension liability adjustment, net of tax	(959)	(723)
Retained earnings	132,219	98,175

Total stockholders’ equity	350,206	260,429

Total liabilities and stockholders’ equity	$1,034,431	$818,012

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	In thousands
OPERATING ACTIVITIES:
Net income	$34,933	$33,471	$29,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,717	25,627	19,018
In-process research and development	25,240	4,600	5,875
(Gain) loss on sale of assets/investments	—	(111)	755
Amortization of bond issuance costs	2,431	1,412	2,096
Excess tax benefits from stock-based compensation arrangements	(1,590)	(1,224)	(1,335)
Deferred income tax (benefit) provision	(28,277)	(12,720)	3,235
Amortization of discount/premium on investments	—	—	364
Share-based compensation	32,635	15,394	14,115
Other, net	18	791	336
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(4,710)	(2,841)	(26,131)
Inventories	10,823	(18,591)	3,461
Prepaid expenses and other current assets	3,974	616	(2,465)
Refundable income taxes	(18,821)	—	—
Other non-current assets	(102)	364	(799)
Accounts payable, accrued expenses and other current liabilities	(17,258)	118	14,011
Income taxes payable	—	1,235	7,496
Deferred revenue	(372)	(3,071)	2,409
Other liabilities	2,949	1,956	(146)

Net cash provided by operating activities	72,590	47,026	71,702

INVESTING ACTIVITIES:
Proceeds from the sales of investments	—	—	109,872
Proceeds from sales of property and equipment	—	411	689
Purchases of available for sale investments	—	—	(13,074)
Purchases of property and equipment	(13,401)	(22,572)	(11,520)
Cash used in acquisitions, net of cash acquired	(86,874)	(100,810)	(228,662)

Net cash used in investing activities	(100,275)	(122,971)	(142,695)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	260,000	75,000	162,000
Repayment of convertible notes and credit facility	(119,558)	(175,045)	(63,530)
Proceeds from issuance of convertible notes	—	330,000	—
Proceeds from sale of stock purchase warrants	—	21,662	—
Purchase option hedge on convertible notes	—	(46,771)	—
Convertible note issuance and other financing costs	—	(9,832)	—
Proceeds from exercised stock options and warrants	11,504	18,781	15,867
Purchases of treasury stock	—	(106,534)	(70,031)
Excess tax benefits from stock-based compensation arrangements	1,590	1,224	1,335

Net cash provided by financing activities	153,536	108,485	45,641

Effect of exchange rate changes on cash and cash equivalents	356	2,102	1,160

Net increase (decrease) in cash and cash equivalents	126,207	34,642	(24,192)
Cash and cash equivalents at beginning of period	57,339	22,697	46,889

Cash and cash equivalents at end of period	$183,546	$57,339	$22,697

Cash paid during the year for interest	$17,259	$10,870	$8,060
Cash paid during the year for income taxes	41,246	38,664	16,395
Supplemental non-cash disclosure:
Acquisition fees included in liabilities	$—	$1,478	$—
Property and equipment purchases included in liabilities	571	294	765
The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Retained
				Additional	Comprehensive	Earnings /
	Preferred	Common	Treasury	Paid-In	Income	(Accumulated	Total
	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	In thousands
Balance, December 31, 2005	$—	$298	$(75,815)	$333,179	$(4,773)	$36,929	$289,818
Net income	—	—	—	—	—	29,407	29,407
Realized gains on investments	—	—	—	—	254	—	254
Reversal of unrealized losses on investments, net of tax	—	—	—	—	547	—	547
Foreign currency translation	—	—	—	—	12,345	—	12,345
Minimum pension liability adjustment, net of tax	—	—	—	—	(293)	—	(293)

Total comprehensive income							$42,260

Issuance of 1,649 shares of common stock through employee benefit plans	—	17	—	15,888	—	—	15,905
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	3,237	—	—	3,237
Share-based compensation	—	—	—	14,973	—	—	14,973
Repurchase 1,779 shares of common stock	—		(70,031)	—	—	—	(70,031)

Balance, December 31, 2006	$—	$315	$(145,846)	$367,277	$8,080	$66,336	$296,162

Net income	—	—	—	—	—	33,471	33,471
Foreign currency translation	—	—	—	—	9,723	—	9,723
Minimum pension liability adjustment, net of tax	—	—	—	—	1,242	—	1,242

Total comprehensive income							$44,436

Issuance of 788 shares of common stock through employee benefit plans	—	8	—	18,528	—	—	18,536
Tax benefit related to call options on convertible notes	—	—	—	17,542	—	—	17,542
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	3,087	—	—	3,087
Share-based compensation	—	—	—	15,478	—	—	15,478
Repurchase 2,207 shares of common stock	—	—	(106,534)	—	—	—	(106,534)
Purchase option hedge on convertible notes	—	—	—	(46,771)	—	—	(46,771)
Sale of stock purchase warrants	—	—	—	21,662	—	—	21,662
Equity portion of debt issuance costs	—	—	—	(1,573)	—	—	(1,573)
Cumulative effect of the adoption of FIN 48	—	—	—	—	—	(1,632)	(1,632)
Convertible note share conversion	—	—	—	36	—	—	36

Balance, December 31, 2007	$—	$323	$(252,380)	$395,266	$19,045	$98,175	$260,429

Non-employee stock compensation expense	—	—	—	1,095	—	(889)	206

Net income	—	—	—	—	—	34,933	34,933
Foreign currency translation	—	—	—	—	(13,454)	—	(13,454)
Minimum pension liability adjustment, net of tax	—	—	—	—	(236)	—	(236)

Total comprehensive income							$21,243

Issuance of 1,132 shares of common stock through employee benefit plans	—	11	—	11,442	—	—	11,453
Issuance of 768 shares of common stock for convertible note settlement	—	8	—	396	—	—	404
Recapture of deferred tax for convertible debt	—	—	—	11,453	—	—	11,453
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	1,813	—	—	1,813
Share-based compensation	—	—	—	32,496	—	—	32,496
Issuance and commitment of 310 shares of common stock for acquisition	—	2	—	10,707	—	—	10,709

Balance, December 31, 2008	$—	$344	$(252,380)	$464,668	$5,355	$132,219	$350,206

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
The impact of recording these adjustments during 2007 resulted in net increases to operating income and income before income taxes of $1.3 million and $1.7 million, respectively. In addition, income tax expense includes approximately $1.5 million of expense associated with prior years. After considering the after-tax impact of the pre-tax adjustments combined with the specific tax adjustments noted above, there was a decrease to 2007 net income of $0.5 million as a result of recording these out of period adjustments. See Note 16, Selected Quarterly Information — Unaudited, for a discussion of the impact of out of period corrections in the fourth quarter of 2007 related to prior annual and quarterly periods.

CASH AND CASH EQUIVALENTS
The Company considers all short term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
INVESTMENTS
In 2006, the Company liquidated its portfolio of marketable securities. Proceeds from the sales totaled $109.9 million. As the amounts were previously classified as available for sale securities based on the guidance of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, the unrealized losses of $0.8 million were reclassified from accumulated other comprehensive income into other income upon sale.
Prior to their liquidation in 2006, securities were carried at fair value, which was based on quoted market prices. Increases and decreases in fair value were recorded as unrealized gains and losses in other comprehensive income. Realized gains and losses were determined on the specific identification cost basis and reported in other income (expense), net. Management evaluated its available-for-sale investments for other-than-temporary impairment when the fair value of the investment was lower than its book value. Factors that were considered when evaluating for other-than-temporary impairment included the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, interest rates, credit risk, the value of any underlying portfolios or investments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.
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
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Finished goods	$109,033	$103,172
Work in process	21,883	27,812
Raw materials	38,688	37,639
Less: reserves	(23,501)	(24,088)

Total inventories, net	$146,103	$144,535

At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analyses of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, valuation reserves are recorded against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. In June 2006, the Company recorded a $1.2 million charge to research and development related to pre-approval inventory including amounts capitalized in the first half of 2006 associated with a project to develop an ultrasonic aspirator system. The Company discontinued this project in June 2006 following management’s review of the Company’s existing technology and the ultrasonic aspirator technology acquired in the Radionics acquisition. Management determined that there was no future alternative use for the pre-approval inventory in any other development project. No such amounts were capitalized at December 31, 2008 or 2007.
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
Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2008	2007	Lives
	(In thousands)
Land	$1,832	$1,861
Buildings	6,163	6,187	30-40 years
Leasehold improvements	31,968	24,035	2-22 years
Machinery and equipment	46,012	31,950	2-15 years
Furniture, fixtures and information systems	38,095	33,671	3-10 years
Construction in progress	7,306	11,061

Total	131,376	108,765
Less: Accumulated depreciation	(60,994)	(47,035)

	$70,382	$61,730

Depreciation expense associated with property, plant and equipment was $12.8 million, $8.8 million and $7.3 million in 2008, 2007, and 2006, respectively.
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
Changes in the carrying amount of goodwill in 2008 and 2007 were as follows:

	2008	2007
	(In thousands)
Goodwill, beginning of year	$207,438	$162,414
Theken acquisition	6,395	—
Minnesota Scientific acquisition	2,997	—
Canada Microsurgical earnout payment adjustments	113	682
Denlite acquisition	—	207
IsoTis acquisition	—	27,547
IsoTis working capital and tax adjustments	(2,148)	—

	2008	2007
	(In thousands)
Luxtec/LXU acquisition	—	8,667
Luxtec/LXU working capital and tax adjustments	(476)	—
Miltex working capital and tax adjustments	844	1,028
Physician Industries acquisition	—	1,218
Precision Dental acquisition	—	4,468
Precision Dental working capital and tax adjustments	320	—
Radionics working capital adjustment	—	(2,132)
Foreign currency translation and other	(3,389)	3,339

Goodwill, end of year	$212,094	$207,438

The components of the Company’s identifiable intangible assets were as follows:

	Weighted	December 31, 2008			December 31, 2007
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Completed technology	12 years	$67,154	$(15,658)	$51,496	$51,673	$(11,663)	$40,010
Customer relationships	12 years	94,487	(26,104)	68,383	75,719	(17,548)	58,171
Trademarks/brand names	35 years	34,582	(6,547)	28,035	36,069	(5,202)	30,867
Trademarks/brand names	Indefinite	50,034	—	50,034	36,300	—	36,300
Noncompetition agreement	5 years	6,449	(5,724)	725	6,504	(4,486)	2,018
Supplier relationships	30 years	29,300	(2,670)	26,630	29,300	(1,595)	27,705
All other	15 years	1,531	(836)	695	1,531	(836)	695

		$283,537	$(57,539)	$225,998	$237,096	$(41,330)	$195,766

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $17.6 million, 16.8 million, and $11.7 million, respectively. Annual amortization expense is expected to approximate $19.0 million in 2009, $16.6 million in 2010, $16.4 million in 2011, $16.1 million in 2012, $13.4 million in 2013 and $94.5 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. Amortization of product technology-based intangible assets, which totaled $4.8 million, $4.2 million and $2.8 million in 2008, 2007 and 2006, respectively, is presented by the Company within cost of product revenues.
LONG-LIVED ASSETS
Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets.
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $1.1 million, $1.1 million and $1.0 million to the Integra Foundation in 2008, 2007 and 2006, respectively. These contributions were recorded in selling, general, and administrative expense.
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
INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
REVENUE RECOGNITION
Total revenues, net, include product sales, product royalties and other revenues, such as fees received under research, licensing, and distribution arrangements, research grants, and technology-related royalties.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. For product sales, the Company’s stated terms are primarily FOB shipping point and with most customers, title and risk of loss pass to the customer at that time. With certain U.S. customers, the Company retains risk of loss until the customers receive the product, and in those situations, the Company recognizes revenue upon receipt by the customer.
Each revenue transaction is evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale. There are generally no significant customer acceptance or other conditions that prevent the Company from recognizing revenue in accordance with its delivery terms. In certain cases, where the Company has performance obligations that are significant to the functionality of the product, the Company recognizes revenue upon fulfillment of its obligation.
Sales invoices issued to customers contain the Company’s price for each product or service. The Company performs a review of each specific customer’s credit worthiness and ability to pay prior to accepting them as a customer. Further, the Company performs periodic reviews of its customers’ status prospectively.
The Company records a provision for estimated returns and allowances on revenues in the same period as the related revenues are recorded. These estimates are based on historical sales returns and discounts and other known factors. The provisions are recorded as a reduction to revenues.
The Company’s return policy, as set forth in its product catalogs and sales invoices, requires the Company to review and authorize the return of product in advance. Upon authorization, a credit will be issued for goods returned within a set amount of days from shipment, which is generally ninety days.

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
Other operating revenues include fees received under research, licensing, and distribution arrangements, technology-related royalties and research grants. Non-refundable fees received under research, licensing and distribution arrangements or for the licensing of technology are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using the proportional performance method of accounting based upon the estimated cost to complete these obligations. Research grant revenue is recognized when the related expenses are incurred.
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $7.7 million, $8.5 million and $6.1 million were recorded in selling, general and administrative expense during 2008, 2007, and 2006, respectively.
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
Accrued warranty expense consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Beginning balance	$770	$1,325
Liability acquired through acquisition	—	21
Change in estimate	(1)	(323)
Deductions	(68)	(253)

Ending balance	$701	$770

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
In 2008, the Company recorded a $25.2 million in-process research and development charge related to the Theken acquisition related to technology that has not yet reached feasibility and has no alternative future use. In 2007, the Company recorded a $4.6 million in-process research and development charge related to the IsoTis acquisition related to technology that has not yet reached feasibility and has no alternative future use. In 2006, the Company recorded a $5.9 million in-process research and development charge related to the KMI acquisition and a $0.5 million charge related to an upfront payment pursuant to a new product development alliance.

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
STOCK-BASED COMPENSATION
The Company applies the provisions of FASB Statement No. 123R — Share-Based Payment, a Revision of FASB Statement No. 123 — Accounting for Stock-Based Compensation (“SFAS 123R”). This standard requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R using the binomial distribution model. The Company recognized compensation expense for stock option awards on a ratable basis over the requisite service period of the award. The long form method was used in the determination of the windfall tax benefit in accordance with SFAS 123R.
Employee stock-based compensation expense recognized under SFAS 123R was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Research and development expense	$674	$732	$639
Selling, general and administrative	31,704	14,341	13,161
Amortization of amounts previously capitalized to inventory	257	321	315

Total employee stock-based compensation expense	32,635	15,394	14,115
Total tax benefit related to employee stock-based compensation expense	13,053	5,376	4,550

Net effect on net income	$19,582	$10,018	$9,565

As of December 31, 2008 and 2007, $51 and $84, respectively, of stock-based compensation costs remain capitalized in inventory based on the underlying employees receiving the awards.

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

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	29%	32%	39%(1)
Risk free interest rate(2)	2.11 to 4.01%	3.19 to 5.20%	4.3 to 5.1%
Expected life of option from grant date	6.8 years	6.6 years	6.1 years

(1)	A volatility rate of 39% in 2006 that decreases 1% in each subsequent year for the length of the term was used.

(2)	Risk free interest rates ranged based on the duration of the grant.
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
Pension contributions are expected to be consistent over the next few years since the Miltex plan was dissolved in 2008, the Germany plan is frozen and the U.K. plan is closed to new participants. Contributions to the plans for 2008, 2007 and 2006 were $0.5 million, $0.5 million and $0.3 million, respectively.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements. The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the year ended December 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at least annually. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As of December 31, 2008, the Company does not have any assets measured at fair value. The adoption of SFAS 157 to our financial assets and liabilities that are remeasured and reported at fair value at least annually did not have any impact on our financial results.
In accordance with provisions of FSP No. FAS 157-2 — Effective Date of Financial Accounting Standards Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. Management does not anticipate the adoption of this FSP will have a material impact on the Company’s financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 applies to all of the convertible notes that we have had outstanding. Accordingly, the implementation of FSP APB 14-1 on January 1, 2009 is expected to increase the amount of interest expense we report. Upon adoption in our 2009 financial statements, FSP APB 14-1 requires retrospective application back to 2007. Accordingly, we expect that the implementation of FSP APB 14-1 will increase our currently reported interest expense for 2007 and 2008 by $13.4 million and $12.5 million, respectively, and by $11.5 million for 2009, $8.7 million for 2010, $6.7 million for 2011, and $2.9 million for 2012. Early adoption of FSP APB 14-1 is not permitted.
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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) on January 1, 2009 could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement 141(R), and other generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP, FAS142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. Management is still assessing the impact of adoption of FSP EITF 03-6-1 on our results of operations.
3. ACQUISITIONS
BUSINESS COMBINATIONS
Minnesota Scientific, Inc.
In December 2008, the Company acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of the Company’s common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. The Company will integrate Omni-Tract’s product lines into its combined offering of JARIT®, Padgett™, R&B Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$1,501
Accounts receivable	1,324
Inventory	544
Other current assets	110
Property, plant and equipment	377
Intangible assets:		Wtd. Avg. Life
Technology	3,816	15 years
Tradename	13,084	Indefinite
Goodwill	2,997

Total assets acquired	23,753

Accounts payable and other current liabilities	335
Deferred tax liabilities — non current	6,030

Total liabilities assumed	6,365

Net assets acquired	$17,388

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Omni-Tract’s future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets, deferred taxes and final assessment of certain pre-acquisition tax and other contingencies.

Integra Neurosciences Pty Ltd.
In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian Dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian Dollars) in future payments based on the performance of business in the three years after closing. With this acquisition of the Company’s long-standing distributor, the Company now has a direct selling presence in Australia and New Zealand.
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$630
Inventory	1,198
Property, plant and equipment	66
Intangible assets:		Wtd. Avg. Life
Customer relationships	4,367	15 years
Tradename	90	1 year

Total assets acquired	6,351

Accounts payable and other current liabilities	70
Deferred tax liabilities — non current	1,388
Other non-current liabilities	628

Total liabilities assumed	2,086

Net assets acquired	$4,265

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of certain identifiable intangible assets, deferred taxes and final assessment of certain pre-acquisition tax and other contingencies.
Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$167
Inventory	15,130
Accounts receivable	5,969
Other current assets	699
Property, plant and equipment	8,244
Other assets	1
Intangible assets:		Wtd. Avg. Life
Technology	13,470	11 years
Customer relationships	15,630	8 years
In-process research and development	25,240	Expensed immediately
Goodwill	6,395

Total assets acquired	90,945
Accounts payable and other current liabilities	9,716

Net assets acquired	$81,229

Management determined the preliminary fair value of assets acquired during the third quarter of 2008. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $25.2 million in the third quarter of 2008 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Theken’s future cash flows. Certain elements of the purchase price allocation are considered preliminary, particularly as they relate to the final valuation of taxes and other contingencies. Additional changes are not expected to be significant as the allocations are finalized.
The fair value of the in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products and estimating the net present value of the resulting net cash flows from these projects. These cash flows were based on our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from the development projects. A summary of the estimates used to calculate the net cash flows for the projects is as follows:

	Year net cash	Discount rate including	Acquired In-Process
	In-flows expected	factor to account for	Research and
Project	to begin	uncertainty of success	Development
eDisc artificial lumbar disc	2013	23%	$13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million
Precise Dental
On December 1, 2007 the Company acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, and $0.6 million in acquisition expenses and working capital adjustments. The Precise Dental family of companies is comprised of Precise Dental Products, Ltd., Precision Dental International, Inc., Precise Dental Holding Corp. and Precise Dental Internacional, S.A. de C.V., a Mexican corporation. The companies develop, manufacture, procure, market and sell endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies have procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. The Company will integrate the acquired Canoga Park procurement and distribution functions into its York, Pennsylvania dental operations and will manage the manufacturing operations in Mexico.
Management determined the preliminary fair value of assets acquired during the fourth quarter of 2007. The purchase price allocation was finalized during the fourth quarter of 2008 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Precise’s future cash flows.
IsoTis
On October 29, 2007, the Company acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.7 million. IsoTis, Inc and subsidiaries is comprised of IsoTis, Inc., IsoTis OrthoBiologics, Inc., IsoTis NV and IsoTis International SA. IsoTis, based in Irvine, California, is an orthobiologics company that develops, manufacturers and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. IsoTis’ current commercial business is highlighted by its Accell® line of products, which it believes represents the next generation in bone graft substitutes.
Management determined the preliminary fair value of assets acquired during the fourth quarter of 2007. The purchase price allocation was finalized during the fourth quarter of 2008 with changes recorded to goodwill and to deferred taxes for the release of a valuation allowance. The Company recorded an in-process research and development charge of $4.6 million in the fourth quarter of 2007 in connection with this acquisition, which is included in Research and development expense. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from IsoTis’ future cash flows.

Physician Industries
On May 11, 2007, the Company acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $0.1 million. In addition, the Company may pay additional amounts over the next four years depending on the performance of the business. Physician Industries, located in Salt Lake City, Utah, assembles, markets, and sells a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with the Company’s similar Spinal Specialties products line and the products are sold under the name Integra Pain Management.
Management determined the preliminary fair value of assets acquired during the second quarter of 2007. The purchase price allocation was finalized during the fourth quarter of 2007 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Physician Industries’ future cash flows.
LXU Healthcare, Inc.
On May 8, 2007, the Company acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing subject to certain adjustments and $0.5 million of acquisition-related expenses. LXU is operated as part of the Company’s surgical instruments business. We received proceeds of $0.4 million from escrow accounts in the third quarter of 2007 relating to adjustments for working capital and benefit plans, which was accounted for as a reduction in the total purchase price. LXU, based in West Boylston, Massachusetts, was comprised of three distinct businesses:
•
Luxtec — The market-leading manufacturer of fiber optic headlight systems for the medical industry through its Luxtec® brand. The Luxtec products are manufactured in a 31,000 square foot leased facility located in West Boylston.

•
LXU Medical — A leading specialty surgical products distributor with a sales force calling on surgeons and key clinical decision makers, covering 18,000 operating rooms in the southeastern, midwestern and mid-Atlantic U.S. LXU Medical is the exclusive distributor of the Luxtec fiber optic headlight systems in these territories.

•	Bimeco — A critical care products distributor with direct sales coverage in the southeastern U.S.
As was the intention at the time of the acquisition, the Company wound down the Bimeco business, which was not aligned with the Company’s strategy. The Company integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization.
Management determined the preliminary fair value of assets acquired during the second quarter of 2007. The purchase price allocation was finalized during the fourth quarter of 2007 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from LXU’s future cash flows.
DenLite
On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.
Management determined the preliminary fair value of assets acquired during the first quarter of 2007. The purchase price allocation was finalized in the second quarter of 2007 with no changes being recorded.
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

Management determined the preliminary fair value of assets acquired in the first quarter of 2006. The purchase price allocation was finalized during the second quarter of 2006 with only minor changes recorded to goodwill.
Miltex
On May 12, 2006, the Company acquired all of the outstanding capital stock of Miltex Holdings, Inc. (“Miltex”) for $102.7 million in cash paid at closing, subject to certain adjustments, and $0.6 million of transaction-related costs. Miltex, based in York, Pennsylvania, is a leading provider of surgical and dental offices and ambulatory surgery care sectors. Miltex sells products under the Miltex® , Meisterhand ® , Vantage® , Moyco ® , Union Broach® , and Thompsontm trademarks in over 65 countries, using a network of independent distributors. Miltex operates a manufacturing and distribution facility in York, Pennsylvania and also operates a leased facility in Tuttlingen, Germany where Miltex’s staff coordinates designs, production and delivery of instruments. The consolidated financial statements include the results of operations for Miltex from the date of acquisition.
Management determined the preliminary fair value of assets acquired in the second quarter of 2006. Certain adjustments were made in the third quarter of 2006 relating to the Miltex valuation, the most significant of which resulted in the recognition of a $29.3 million supplier relationship intangible asset, a decrease of $1.9 million in the customer relationship intangible asset, a decrease in goodwill of $13.8 million and an increase in deferred tax liabilities of $11.7 million. A portion of the goodwill acquired in the Miltex acquisition is expected to be deductible for tax purposes. The purchase price allocation was finalized in the fourth quarter of 2006 with an increase of $5.0 million to goodwill and an increase of $5.0 million to other non-current liabilities as the Company finalized its assessment of pre-acquisition tax contingencies. During 2007 and 2008, goodwill was increased as a result of additional costs incurred, a FIN 48 tax adjustment and the loss of the use of tax benefits, net of a partial refund from the seller.
Canada Microsurgical, Ltd.
On July 6, 2006, the Company acquired all of the outstanding capital stock of Canada Microsurgical, Ltd. (“CML”) for $5.8 million in cash paid at closing, subject to certain adjustments, $0.1 million working capital adjustment and $0.2 million of transaction-related costs. In addition, the Company may pay up to an additional $1.9 million (2.1 million Canadian dollars) over the three years from the date of acquisition, depending on the performance of the business, including $1.4 million paid in 2008 and 2007. If and when such amounts are paid, then those payments will be added to goodwill. CML, a long-standing distributor for the company, has eight sales representatives who cover all of the provinces in Canada. The consolidated financial statements include the results of operations for CML from the date of acquisition.
Management determined the preliminary fair value of assets acquired during the third quarter of 2006. Certain adjustments were made in the fourth quarter of 2006 as management finalized the CML valuation. The purchase price allocation was finalized during the fourth quarter of 2006 with only minor changes recorded to goodwill and deferred taxes. During 2008 and 2007, additional purchase price consideration of $1.4 million (1.4 million Canadian dollars) was paid in the form of an earn-out. These payments were recorded against a deferred purchase liability and to goodwill.
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
Management determined the preliminary fair value of assets acquired in the third quarter of 2006. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. Accordingly, this amount was expensed in the statement of operations on the date of acquisition. The Company recorded an in-process research and development charge of $5.9 million in 2006 in connection with this acquisition. The purchase price allocation was finalized during the fourth quarter of 2006 with only minor changes recorded to goodwill and deferred taxes.
The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2007 acquisitions:

	Precision		Physician	LXU
	Dental	IsoTis	Industries	Healthcare	DenLite
	(All amounts in thousands)
2007 Acquisitions
Current assets	$4,207	$38,964	$1,989	$14,013	$454
Property, plant and equipment	603	3,841	81	1,600	339
Intangible assets	3,777	19,000	1,348	9,500	1,235
Goodwill	4,735	25,399	1,218	8,191	207
Other assets	63	2,949	—	1,923	—

Total assets acquired	13,385	90,153	4,636	35,227	2,235

Current liabilities	681	16,232	538	4,938	—
Deferred revenue and other liabilities	1,594	5,256	—	224	—

Total liabilities assumed	2,275	21,488	538	5,162	—

Net assets acquired	$11,110	$68,665	$4,098	$30,065	$2,235

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2006 acquisitions:

			Canada
			Microsurgical	Kinetikos
	Radionics	Miltex	LTD	Medical Inc
	(All amounts in thousands)
2006 Acquisitions
Current assets	$8,201	$24,564	$2,697	$5,009
Property, plant and equipment	1,365	7,699	—	1,646
Intangible assets	49,000	57,900	7,568	16,625
Goodwill	18,961	44,684	759	23,089
Other assets	72	1,329	21	1,260

Total assets acquired	77,599	136,176	11,045	47,629

Current liabilities	425	3,988	730	1,933
Deferred tax liabilities	—	22,537	2,190	3,953
Other non-current liabilities	1,605	5,667	671	—

Total liabilities assumed	2,030	32,192	3,591	5,886

Net assets acquired	$75,569	$103,984	$7,454	$41,743

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2008 and 2007 as if the acquisitions consummated in 2008 and 2007 had been completed as of the beginning of 2007. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra’s marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	2008	2007
	(In thousands, except per share amounts)
Total revenue, net	$677,697	$641,015
Net income/(loss) (1)	28,999	(1,587)
Basic net income per share	$1.04	$(0.06)
Diluted net income per share	$1.01	$(0.05)

(1)	Amount for 2007 includes the one-time charge of $25.2 million for in-process research and development costs related to the 2008 Theken acquisition.
Due to immateriality and lack of readily available audited financial information, the above tables exclude the results of the Minnesota Scientific, Inc. and Integra Neurosciences Pty Ltd. (Australia and New Zealand) operations.
4. RESTRUCTURING ACTIVITIES
During the year ended December 31, 2006, the Company terminated 10 employees in connection with the transfer of certain manufacturing packaging operations from its plant in Plainsboro, New Jersey to its plant in Anasco, Puerto Rico.
In October 2006, the Company announced plans to restructure our French sales and marketing organization, which includes elimination of a number of positions at its Biot, France facility, and the closing of our facility in Nantes, France. These activities were transferred to the sales and marketing headquarters in Lyon, France and all severance payments have been made.
In connection with the 2007 acquisition of IsoTis, the Company announced plans to restructure the Company’s European operations. The restructuring plan included closing the facilities in Lausanne, Switzerland and Bilthoven, Netherlands, eliminating various positions in Europe and reducing various duplicative positions in Irvine, California. These activities were completed in 2008 and all payments have been made.
In connection with the 2007 acquisition of Precise, the Company announced plans to restructure the Company’s procurement and distribution operations by closing its facility in Canoga Park, California. The Company has integrated those functions into its York, Pennsylvania dental operations.
In connection with these restructuring activities, the Company has recorded the following net charges (reversals) during 2008, 2007, and 2006:

		Research	Selling, General
	Cost of	and	and
	Sales	Development	Administrative	Total
	(In thousands)
2008
Involuntary employee termination costs	$(47)	—	$122	$75
Facility exit costs	146	—	234	380
2007
Involuntary employee termination Costs	$(24)	$—	$(364)	$(388)
Facility exit costs	—	—	—	—
2006
Involuntary employee termination Costs	$290	$—	$745	$1,035
Facility exit costs	—	—	—	—

Below is a reconciliation of the restructuring accrual activity recorded during 2007 and 2008:

	Employee
	Termination	Facility Exit
	Costs	Costs	Total
	(In thousands)
Balance at December 31, 2006	$1,556	$170	$1,726
Additions	103	—	103
Acquired through acquisition	578	616	1,194
Change in estimates	(491)	—	(491)
Payments	(1,231)	(170)	(1,401)
Effects of foreign exchange	100	9	109

Balance at December 31, 2007	$615	$625	$1,240
Additions	225	235	460
Changes in estimates	(153)	144	(9)
Payments	(249)	(770)	(1,019)
Effects of foreign exchange	4	1	5

Balance at December 31, 2008	$442	$235	$677

We expect to pay all of the remaining costs in 2009.
5. DEBT
2008 Contingent Convertible Subordinated Notes
The Company was required to make interest payments on its $120.0 million contingent convertible subordinated notes (the “2008 Notes”) at an annual rate of 2.5% each September 15 and March 15. The Company paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note was convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of December 31, 2008, all of the 2008 Notes had been converted to common stock or cash.
The 2008 Notes were general, unsecured obligations of the Company and were subordinate to any senior indebtedness. The Company could not redeem the 2008 Notes prior to their maturity, and the 2008 Notes’ holders could have compelled the Company to repurchase the 2008 Notes upon a change of control. On March 5, 2008 the Company borrowed $120.0 million under its senior secured revolving credit facility. The Company used these funds to repay the 2008 Notes upon conversion or maturity. As a result of the conversions, the Company issued 768,221 shares of the Company’s common stock. There were no financial covenants associated with the convertible 2008 Notes.
In conjunction with the 2008 Notes, the Company had previously recognized a deferred tax liability related to the conversion feature of the debt. As a result of the repayment of the 2008 Notes, the Company reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.5 million of additional paid-in capital for the year ended December 31, 2008.

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
On October 20, 2006 an additional $4.3 million of old notes were tendered, bringing the total amount of exchanges to $119.5 million, or 99.6% of the original $120.0 million principal amount. The Company paid approximately $11,000 of exchange fees to tendering holders of these notes in connection with this exchange.
Holders were able to convert their notes at an initial conversion price of $34.15 per share, upon the occurrence of certain conditions, including when the market price of Integra’s common stock on the previous trading day was more than 110% of the conversion price. The notes are general, unsecured obligations of the Company and were subordinate to any future senior indebtedness of the Company. The Company was not able to redeem the notes prior to their maturity. Holders of the notes were able to require the Company to repurchase the notes upon a change in control. The fair value of the Company’s $120.0 million principal amount 2 1/2% contingent convertible subordinated notes outstanding at December 31, 2007 was $118.4 million.
In August 2003, the Company entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes. The Company received a 2 1/2% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. On September 27, 2006, the Company terminated this interest rate swap agreement in connection with the exchange of the convertible notes. The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.
The fair value of the contingent interest obligation, which was the same under the old and new notes, had been marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2007, the estimated fair value of the contingent interest obligation was $1.8 million. In 2007 and 2006, the Company recorded $0.7 million and $0.4 million, respectively, of interest expense associated with changes in the estimated fair value of the contingent interest obligation.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2.75% Senior Convertible Notes due 2010 (the “2010 Notes”) and $165.0 million aggregate principal amount of its 2.375% Senior Convertible Notes due 2012 (the “2012 Notes” and together with the 2010 Notes, the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at December 31, 2008 was approximately $155.6 million and $145.9 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2008, none of these conditions existed and, as a result, the $330.0 million balance of the 2010 Notes and the 2012 Notes is classified as long-term.

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
On March 19, 2008 and April 9, 2008, we received notices of default from the trustee related to the failure to timely provide the trustee with a copy of our Annual Report on Form 10-K for the year ended December 31, 2007. The default under the indentures was cured by May 18, 2008 (60 days from the date of the earlier notice of default) without penalty.
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
Senior Secured Revolving Credit Facility
In December 2005, the Company established a $200.0 million, five-year, senior secured revolving credit facility. In 2005, the Company paid approximately $1.1 million of fees in connection with establishing the credit facility. The Company capitalized these fees and is amortizing them to interest expense over the five-year term of the credit facility. The credit facility requires the Company to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio, and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit the Company’s and its subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. The Company pays an annual commitment fee (ranging from 0.10% to 0.20%) on the daily amount by which the commitments under the credit facility exceed the outstanding loans and letters of credit under the credit facility.
During 2007, the terms were amended to increase the amount and extend the maturity of the credit facility. We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008. We were in compliance with all covenants at each balance sheet date. At December 31, 2008, the Company has a $300.0 million, five-year, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes.
On March 5, 2008, July 28, 2008 and on October 30, 2008, the Company borrowed $120.0 million, $80.0 million and $60.0 million, respectively, under its credit facility and as of December 31, 2008 had $260.0 million of outstanding borrowings under this credit facility. The outstanding borrowings have one-month interest periods. The interest rate of the outstanding borrowings was approximately 2.87% at December 31, 2008. The Company used the proceeds from the March 2008 borrowing along with existing funds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008. The Company used the remainder of the funds to repay approximately $3.3 million of related accrued and contingent interest during the month of March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers $100.0 million of such outstanding amounts to be short-term in nature based on its current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which runs through December 2011.

In 2008, the Company received waivers related to the late completion of its audited financial statements for the year ended December 31, 2007. The Company included such financial statements in the Annual Report on Form 10-K filed on May 16, 2008. The Company also received an extension of the delivery date under the credit facility of its financial statements for the quarter ended March 31, 2008 (the “Q1 Financial Statements”) through May 31, 2008. The Company included the Q1 Financial Statements in our Quarterly Report on Form 10-Q filed on June 4, 2008.
In 2008, we obtained a waiver regarding a representation and warranty in the credit agreement relating to material weaknesses in our internal controls through November 15, 2008. We had not eliminated our material weaknesses by November 15, 2008 and, therefore, the sole consequence prior to March 2, 2009 is that we cannot make further borrowings under the credit facility. On or before March 2, 2009 (or such later date as we may be required to deliver audited financial statements for the year ended December 31, 2008), we will be required to deliver a compliance certificate that includes a representation that we do not have a material weakness in our internal controls.
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
The interest rate swap agreement qualified as a fair value hedge under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. Accordingly, until it was terminated in September 2006, the interest rate swap had been recorded at fair value and changes in fair value were recorded in other income (expense), net.
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
The Company recorded the following changes in the net fair values of the interest rate swap and the hedged portion of the contingent convertible notes:

	2008	2007	2006
	(In thousands)
Interest rate swap	$—	$—	$(690)
Contingent convertible notes	—	373	343

Net increase (decrease) in liabilities	$—	$373	$(347)

The net increase (decrease) in liabilities represents the ineffective portion of the hedging relationship, and these amounts are recorded in Other income (expense), net.

7. TREASURY STOCK
In October 2007, the Company’s Board of Directors terminated its prior repurchase plan and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. The Company did not purchase any shares of its common stock under this repurchase program during the year ended December 31, 2008.
On October 30, 2008, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized the company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. The Company did not purchase any shares of its common stock under the October 2008 repurchase programs during the three months ended December 31, 2008. As of December 31, 2008, there remained $75.0 million available for share repurchases under this authorization.
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
In February 2006, the Board of Directors authorized the repurchase of shares of its common stock for an aggregate purchase price not to exceed $50 million through December 31, 2006, and terminated the prior repurchase program. Shares could have been purchased either in the open market or in privately negotiated transactions.
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
8. STOCK PURCHASE AND AWARD PLANS
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2008, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2008, 2007, and 2006, the Company issued 11,873, 7,860 and 8,826 shares under the ESPP for $0.4 million, $0.3 million, and $0.4 million, respectively.
The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan under SFAS 123R.
EQUITY AWARD PLANS
As of December 31, 2008, the Company had stock options, restricted stock awards, and contract stock outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan, the 1998 plan or the 1996 Plan.

In July 2008, the stockholders of the Company approved an amendment to the 2003 Plan to increase by 750,000 the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, 2,000,000 shares under each of the 1999 Plan, the 2000 Plan and the 2001 Plan, and 4,750,000 shares under the 2003 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan, 2001 Plan, and 2003 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.
During 2008, the Company identified certain options that had previously been granted to individuals who are not considered employees and had not been accounted for under the guidance prescribed in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Previously in 2008, the Company recorded an adjustment to revise retained earnings and additional paid-in-capital by approximately $0.9 million to reflect the impact of previously unrecognized compensation expense associated with certain non-employee option grants between 1998 and 2004. The impact of non-employee compensation expense since 2004 has been recorded in the results of our 2008 operations and is immaterial.
Stock Options
The following table summarizes the Company’s stock option activity:

			Weighted Average
		Weighted Average	Contractual Term	Aggregate
Stock Options	Shares	Exercise Price	In Years	Intrinsic Value
	(In thousands)
Outstanding at December 31, 2005	4,001	$27.50
Granted	273	40.75
Exercised	(705)	22.20
Forfeited or Expired	(131)	33.27

Outstanding at December 31, 2006	3,438	29.41
Granted	231	41.56
Exercised	(682)	27.08
Forfeited or Expired	(63)	34.97

Outstanding at December 31, 2007	2,924	30.82
Granted	222	47.62
Exercised	(464)	24.33
Forfeited or Expired	(34)	35.26

Outstanding at December 31, 2008	2,648	$33.32	4.6	$11,689

Vested or expected to vest at December 31, 2008	2,606	$33.18	4.5	$11,666

Exercisable at December 31, 2008	2,051	$30.94	3.7	$11,357

The intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 was $9.2 million, $12.9 million, and $12.5 million, respectively. The weighted average grant date fair value of options granted during the year 2008, 2007, and 2006 was $18.08, $16.91, and $17.87, respectively. Cash received from option exercises was $11.5 million, $18.8 million, and $15.9 million for fiscal 2008, 2007, and 2006, respectively.
As of December 31, 2008, there was approximately $9.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.

Awards of Restricted Stock, Performance Stock and Contract Stock
The following is a summary of awards of restricted stock, performance stock and contract stock for the year ended December 31, 2008 (shares in thousands):

			Performance Stock and
			Contract
	Restricted Stock Awards		Stock Awards
		Wtd. Avg. Fair		Wtd. Avg. Fair
		Value per		Value per
	Shares	Share	Shares	Share
Unvested, December 31, 2006	185	$38.08	218	$35.41
Granted	153	46.42	15	45.81
Cancellations	(40)	41.19	(10)	35.82
Released	(14)	40.65	—	—

Unvested, December 31, 2007	284	42.29	223	36.10
Granted	82	44.18	292	36.17
Cancellations	(29)	41.78	—	—
Released	(13)	40.15	(200)	35.57

Unvested, December 31, 2008	324	$42.92	315	$36.52

The Company recognized $25.5 million, $6.9 million, and $4.7 million in expense related to awards granted in 2008, 2007, and 2006, respectively. The total fair value of shares vested in 2008, 2007, and 2006 was $25.5 million, $0.6 million and $0.7 million, respectively.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2008, there was approximately $16.1 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.
In July 2004, the Company and the Company’s President and Chief Executive Officer (the “Executive”) renewed the Executive’s employment agreement with the Company through December 31, 2009. In connection with the renewal of the agreement, the Executive received a grant of fair market value options to acquire up to 250,000 shares of Integra common stock and an award of fully vested contract stock/restricted stock units (“Restricted Units”) providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement but not before December 31, 2009, or later under certain circumstances, or earlier if he is terminated without cause, if he leaves his position for good reason or upon a change of control or certain tax related events. The options and Restricted Units award were granted under the 2003 Plan. The Executive has demand registration rights under the Restricted Units issued.
In August 2008, the Company and the Executive renewed the Executive’s employment agreement with the Company through December 31, 2011. In connection with the renewal of the agreement, the Executive received a grant of fair market value options to acquire up to 125,000 shares of Integra common stock and a fully vested Restricted Units award providing for the payment of 375,000 shares of Integra common stock which shall be delivered to the Executive within the 30 day period immediately following the six month anniversary of his separation from service from the Company. The options and Restricted Units award were granted under the 2003 Plan. As the Restricted Units vested on the grant date, a charge of approximately $18.0 million was recognized upon issuance, which was included in selling, general and administrative expenses.
In December 2000, the Company issued 1,250,000 Restricted Units under the 2000 Plan as a fully vested equity based bonus to the Executive in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company’s common stock. The Executive has demand registration rights under the Restricted Units issued. In January 2006, the Company issued 750,000 shares of the Company’s common stock to the Executive pursuant to the obligations with respect to 750,000 of these Restricted Units. In March 2008, the Company issued 500,000 shares of the Company’s common stock to the Executive pursuant to the obligations with respect to 500,000 of these Restricted Units.
No other share-based awards are outstanding under any of the Plans. At December 31, 2008, there were 826,836 shares available for grant under the Plans.

9. RETIREMENT BENEFIT PLANS
In September 2006, the Financial Accounting Standards Board issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” which is an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company currently recognizes the unfunded liability for each of its plans. Therefore, the implementation of this statement had no effect on the financial statements upon its adoption.
DEFINED BENEFIT PLANS
The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in York, Pennsylvania (the “Miltex Plan”), Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The Miltex Plan was frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. During 2008, the Miltex Plan was terminated with all distributions made to participants. The Company recognized approximately $0.4 million in additional costs to fund these distributions. Accordingly, the Miltex Plan has no assets or liabilities remaining at December 31, 2008. The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. The plans are no longer open to new participants. The Company uses a December 31 measurement date for all of its pension plans.
Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	2008		2007		2006
		Non U.S.		Non U.S.		Non U.S.
	U.S. Plan	Plans	U.S. Plan	Plans	U.S. Plan	Plans
	(In thousands)
Service cost	$—	$141	$—	$160	$—	$182
Interest cost	14	718	24	715	25	585
Expected return on plan assets	—	(493)	(30)	(600)	(24)	(483)
Recognized net actuarial loss	—	553	23	382	28	337

Net periodic benefit cost, before settlement expenses	14	919	17	657	29	621
Settlement expense	—	—	—	—	53	—

Net periodic benefit cost	$14	$919	$17	$657	$82	$621

The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	2008		2007		2006
		Non U.S.		Non U.S.		Non U.S.
	U.S. Plan	Plans	U.S. Plan	Plans	U.S. Plan	Plans
	(In thousands)
Discount rate	—	6.6%	5.5%	5.5%	5.5%	5.2%
Expected return on plan assets	—	5.2%	7.0%	5.7%	7.0%	5.7%
Rate of compensation increase	—	3.1%	3.0%	3.5%	N/A	3.1%
The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2008, the discount rate is prescribed as the current yield on corporate bonds with an average rating of AAA of equivalent currency and term to the liabilities. In 2007 and 2006, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.

The following sets forth the change in projected benefit obligations and the change in plan assets at December 31, 2008 and 2007 and the accrued benefit cost:

	December 31,
	2008		2007
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
	(In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$461	$13,265	$437	$13,870
Service cost	—	141	—	160
Interest cost	14	718	24	715
Participant contributions	—	26	—	28
Benefits paid	(530)	(387)	—	(384)
Actuarial (gain) loss	55	(586)	—	(1,172)
Settlements	—	—	—	—
Acquisitions	—	—	—	—
Effect of foreign currency exchange Rates	—	(3,561)	—	48

Projected benefit obligation, end of Year	$—	$9,616	$461	$13,265

	December 31,
	2008		2007
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
	(In thousands)
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of Year	$523	$11,225	$340	$10,315
Actual return on plan assets	(106)	(868)	33	835
Employer contributions	113	400	150	443
Participant contributions	—	22	—	28
Benefits paid	(530)	(387)	—	(336)
Acquisitions	—	—	—	—
Effect of foreign currency exchange Rates	—	(2,959)	—	(60)

Plan assets at fair value, end of Year	$—	$7,433	$523	$11,225

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of plan assets	$—	$(2,183)	$62	$(2,040)
Unrecognized net actuarial (gain) loss	—	1,372	198	1,384
Accumulated other comprehensive income (loss) under FAS 158	—	(1,372)	(198)	(1,384)

Amounts recognized	$—	$(2,183)	$62	$(2,040)

The accrued benefit liability recorded at December 31, 2008 and 2007 is included in other liabilities, and the current portion is included in accrued expenses.
The combined accumulated benefit obligation for the defined benefit plans was $9.6 million and $13.7 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for each plan exceeded that plan’s assets for all periods presented, except for the U.S. Plan at December 31, 2007.

The U.K. Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. The Miltex Plan had no assets at December 31, 2008. The Germany Plan had no assets at December 31, 2008 and 2007. Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2008		2007
	U.S. Plan	Non-U.S. Plans	U.S. Plan	Non-U.S. Plans
Equity securities	—	14%	60%	21%
Corporate bonds	—	33%	—	33%
Government bonds	—	50%	37%	43%
Insurance contracts	—	—	—	—
Cash	—	3%	3%	3%

	—	100%	100%	100%
The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.
The Company anticipates contributing approximately $378,000 to its defined benefit plans in 2009. The Company expects to pay the following estimated future benefit payments in the years indicated (in thousands):

2009	$370
2010	401
2011	440
2012	452
2013	498
2014-2018	2,961
Included in Accumulated Other Comprehensive Income is $1.4 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2009.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the U.S., the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $1,442,000, $1,108,000, and $962,000 in 2008, 2007, and 2006, respectively.
10. LEASES
In May 2008, Integra LifeSciences Corporation entered into a Lease Agreement with 109 Morgan Lane, LLC (the “Morgan Lane Lease”) for the expansion of the Company’s headquarters in Plainsboro, New Jersey. The Morgan Lane Lease was signed simultaneously with Morgan Lane, LLC’s purchase of the building, land and premises from Provestco, Inc. The Company is initially leasing approximately 26,750 square feet located at 109 Morgan Lane, Plainsboro, New Jersey (the “Initial Space”) for general office, lab and warehouse purposes. If Morgan Lane, LLC completes certain improvements to the building, parking lot and surrounding premises, then the Company has the right to lease an additional approximately 31,261 square feet in the building beginning on April 1, 2009 (the “Remaining Space”). The rent for the Initial Space ranges from approximately $240,000 per year in the beginning stages of the term to approximately $340,000 per year at the end of the term. The rent for the Remaining Space is approximately $330,000 per year, subject to adjustments. Additional rent is also required for, among other things, operating expenses and taxes. The initial term of the Morgan Lane Lease expires on May 31, 2018 with an option for the Company to extend the term for an additional five years.
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

In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company’s Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in each of 2008, 2007, and 2006.
Future minimum lease payments under operating leases at December 31, 2008 were as follows:

	Related
	Parties	Third Parties	Total
	(In thousands)
2009	$341	$4,009	$4,350
2010	341	5,031	5,372
2011	296	4,133	4,429
2012	251	1,415	1,666
2013	254	874	1,128
Thereafter	1,061	4,857	5,918

Total minimum lease payments	$2,544	$20,319	$22,863

Total rental expense in 2008, 2007, and 2006 was $5.9 million, $5.0 million, and $3.4 million, respectively, and included $488,000, $498,000, and $321,000 in related party expense, respectively.
11. INCOME TAXES
Income before income taxes consisted of the following:

	2008	2007	2006
	(In thousands)
U.S. operations	$11,455	$36,598	$20,000
Foreign operations	19,551	23,464	28,308

Total	$31,006	$60,062	$48,308

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	4.8%	1.1%	1.9%
Foreign operations	(11.5)%	(4.2)%	(1.6)%
In-process research and development	—	2.7%	4.3%
Incentive stock option expense	0.4%	0.9%	1.4%
Compensation in excess of IRS deductible limits	—	—	2.5%
Change in valuation allowances	(3.3)%	3.8%	(2.5)%
German tax restructuring	(32.0)%	—	—
Other	(6.1)%	5.0%	(1.9)%

Effective tax rate	(12.7)%	44.3%	39.1%

In the fourth quarter of 2008, the Company reported a $10.0 million deferred income tax benefit related to the restructuring of a German subsidiary.
At December 31, 2008, the Company had net operating loss carryforwards of $21.2 million for federal income tax purposes, $152.8 million for foreign income tax purposes and $62.0 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $98.4 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $54.4 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2028.
At December 31, 2008 and 2007, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $72.7 million, $40.1 million and $21.9 million at December 31, 2008, 2007 and 2006, respectively.
The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact the Company’s income taxes in the future, including the repeal of the extraterritorial income exclusion and a deduction related to qualified production activities income. The qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. Pursuant to United States Department of Treasury Regulations issued in October 2005, the Company has realized a tax benefit on qualified production activities income of $1.2 million, $0.5 million and $0.3 million in 2008, 2007 and 2006, respectively.
The (benefit from) provision for income taxes consisted of the following:

	2008	2007	2006
	(In thousands)
Current:
Federal	$13,793	$24,635	$7,454
State	4,808	5,138	1,332
Foreign	5,749	9,538	6,880

Total current	24,350	39,311	15,666
Deferred:
Federal	$(14,888)	$(5,369)	$2,049
State	(1,890)	(2,113)	(256)
Foreign	(11,499)	(5,238)	1,442

Total deferred	(28,277)	(12,720)	3,235

(Benefit from) provision for income taxes	$(3,927)	$26,591	$18,901

The temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2008	2007
	(In thousands)
Current assets:
Doubtful accounts	$2,665	$2,317
Inventories	17,329	15,485
Tax credits	948	3,129
Other	5,345	6,200

Total current assets	26,287	27,131

Current liabilities:
Other	(487)	(593)
Inventory step up	(312)	(1,531)

Total current liabilities	(799)	(2,124)

Less valuation allowance	(1,353)	(2,753)

Net current deferred tax assets	$24,135	$22,254

Non current assets:
Benefits and compensation	$9,303	$11,023
Stock compensation	17,966	8,848
Deferred revenue	1,304	2,167
Net operating loss carryforwards	42,399	45,148
Financing costs	13,882	17,897
Federal & state tax credits	333	10
Other	2,879	4,142

Total non current assets	88,066	89,235

Non current liabilities:
Intangible & fixed assets	(30,829)	(44,224)
Contingent interest		(19,632)
Other	(14)	(548)

Total non current liabilities	(30,843)	(64,404)

Less valuation allowance	(39,469)	(40,883)

Net non current deferred tax assets/(liabilities)	17,754	(16,052)

Total net deferred tax assets	$41,889	$6,202

A valuation allowance of $40.8 million, $43.6 million and $1.6 million is recorded against the Company’s gross deferred tax assets of $114.4 million, $116.5 million and $28.3 million of deferred tax assets recorded at December 31, 2008, 2007 and 2006, respectively. This valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.
The Company’s valuation allowance decreased by $2.8 million in 2008 mainly as a result of future realizability of net operating losses, increased by $42.1 million in 2007 mainly as a result of current year acquisitions of loss companies and decreased by $3.5 million in 2006 due to a decrease in deferred tax assets relating to stock-based compensation, which exceeded the deductible limits prescribed by the relevant income tax laws.
In conjunction with the 2008 Notes, the Company had previously recognized a deferred tax liability related to the conversion feature of the debt. As a result of the repayment of the 2008 Notes, the Company reversed the remaining balance of the deferred tax liability which resulted in the recognition of a $2.4 million valuation allowance on a deferred tax asset, a $4.8 million increase to current income taxes payable and $11.5 million of additional paid-in capital for the year ended December 31, 2008.
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company recognized approximately a $2.0 million increase in the liability for unrecognized tax benefits resulting in a “cumulative effect” decrease to opening retained earnings of $1.7 million and an increase in goodwill of $0.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$8,833
Additions for tax positions of prior years	948
Lapse of statute	(748)

Balance at December 31, 2008	$9,033

The balance at December 31, 2008 of approximately $9.0 million relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of unrecognized tax positions at December 31, 2008, is $2.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2008, as a result of expiring statutes of limitations.
The Company recognized accrued interest and penalties relating to unrecognized tax positions in income tax expense. During the year ended December 31, 2008, the Company recognized approximately $0.5 million in interest and penalties of which $0.7 million was reflected in the income statement and $(0.2) million was a balance sheet adjustment. The Company had approximately $2.5 million, $2.0 million and $1.3 million of interest and penalties accrued at December 31, 2008, 2007 and 2006, respectively.
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the Internal Revenue Service (“IRS”) through fiscal year 2003. All significant state and local matters have been concluded through fiscal 2004. All significant foreign matters have been settled through fiscal 2001. The IRS has begun an examination of the tax returns of the Company’s subsidiary that has operations in Puerto Rico for fiscal 2004 and 2005 and of the Company’s U.S. consolidated Federal returns for 2005, 2006 and 2007. At this time the Company does not anticipate that any material adjustments will result from these examinations.

12. NET INCOME PER SHARE
Amounts used in the calculation of basic and diluted net income per share were as follows:

	2008	2007	2006
	(In thousands, except per share amounts)
Basic:
Net income	$34,933	$33,471	$29,407
Basic net income per share	$1.26	$1.21	$1.00
Weighted average common shares outstanding — Basic	27,781	27,712	29,300
Diluted:
Net income	$34,933	$33,471	$29,407
Add back: Interest expense and other income related to convertible notes payable, net of tax	—	9	2,254

Net income applicable to common stock	$34,933	$33,480	$31,661
Diluted net income per share	$1.22	$1.13	$0.97
Weighted average common shares outstanding — Basic	27,781	27,712	29,300
Effect of dilutive securities:
Restricted stock and stock options	922	938	710
Shares issuable upon conversion of notes payable	—	928	2,737

Weighted average common shares outstanding	28,703	29,578	32,747

Shares of common stock issuable through exercise or conversion of the following dilutive securities were not included in the computation of diluted net income per share for each period because their effect would have been antidilutive:

	2008	2007	2006
	(In thousands)
Stock options and restricted stock	530	267	1,551
A contract stock unit award that entitles the holder to 750,000 shares of common stock and Restricted Units that entitle the holder to 1,125,000 shares of common stock (see Note 8) are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
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
In May 2006, Codman & Shurtleff, Inc., a division of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to U.S. Patent No. 5,997,895 (the “‘895 Patent”) held by the Company. The Company’s patent covers dural repair technology related to the Company’s DuraGen® family of duraplasty products.
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
In 2008, the Company revised the manner in which it presents its revenues. The Company now presents its revenues in three categories: Integra NeuroSciences, Integra Orthopedics and Integra Medical Instruments. This change better aligns the Company’s product categories by functional product characteristic and intended use.
Revenue consisted of the following:

	2008	2007	2006
	(In thousands)
Integra NeuroSciences	$256,869	$242,631	$200,808
Integra Orthopedics	217,953	143,917	110,209
Integra Medical Instruments	179,782	163,911	108,280

Total revenue, net	$654,604	$550,459	$419,297

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the Integra® Dermal Regeneration Template and wound dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products comprised 22%, 22% and 25%, of revenues in 2008, 2007, and 2006, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue, could have a material adverse effect on the Company’s current business or its ability to expand its business.

Total revenue, net and long-lived assets (excluding intangible assets, financial instruments and deferred tax assets) by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(In thousands)
Total revenue, net:
2008	$494,459	$98,848	$28,509	$32,788	$654,604
2007	417,035	85,764	21,399	26,261	550,459
2006	317,503	77,100	12,315	12,379	419,297
Long-lived assets:
December 31, 2008	$58,379	$22,743	$69	$—	$81,191
December 31, 2007	50,953	23,923	—	—	74,876
16. SELECTED QUARTERLY INFORMATION — UNAUDITED

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2008:
Total revenue, net:
2008	$174,370	$167,028	$157,198	$156,008
2007	$157,645	$135,015	$134,767	$123,032
Gross margin:
2008	106,232	102,711	99,039	93,796
2007	95,219	84,152	81,959	74,455
Net income:
2008	24,845	(15,291)	13,814	11,565
2007	5,383	9,673	9,341	9,074
Basic net income per share:
2008	$0.87	$(0.54)	$0.50	$0.43
2007	$0.20	$0.36	$0.33	$0.32
Diluted net income per share:
2008	$0.85	$(0.54)	$0.48	$0.41
2007	$0.19	$0.33	$0.31	$0.30
An in-process research and development charge of $25.2 million related to the Theken acquisition and $18.4 million related to a stock-compensation charge and related expenses were recorded in the third quarter of 2008.
A tax benefit of $10.0 million associated with the restructuring of one of our German subsidiaries was recorded in the fourth quarter of 2008.
In 2008, 2007, and 2006, the Company recorded the following charges in connection with its restructuring activities:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Involuntary employee termination costs
2008	$37	$60	$12	$59
2007	(127)	—	(331)	70
2006	693	63	199	80
Facility exit costs
2008	17	—	—	363
2007	—	—	—	—
2006	155	—	—	—
During the fourth quarter of 2008, the Company noted certain adjustments which related to prior quarters, primarily related to income taxes. Because these changes are not material to the current or previous periods, we have recorded them in the fourth quarter of 2008. The impact of recording these adjustments during the fourth quarter of 2008 resulted in a decrease to net income of $2.6 million.
During the fourth quarter of 2007, the Company noted certain adjustments which related to prior periods. Because these changes are not material to the current or previous periods, we have recorded them in the fourth quarter of 2007. The impact of recording these adjustments during the fourth quarter of 2007 resulted in a net decrease to operating income of $0.4 million, a net increase in pre-tax income of $1.8 million, and a decrease to net income of $0.8 million. Approximately $0.9 million of the pre-tax impact related to prior years and $0.9 related to prior quarters in 2007. Related to net income, there was a $0.2 million increase to net income recorded in the fourth quarter of 2007 related to prior years and a $1.0 million decrease related to prior quarters in 2007, resulting in a total decrease of $0.8 million associated with the out-of-period adjustments.

VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(1)	Deductions	Period
	(In thousands)
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns and allowances	$7,816	$3,016	$—	$(780)	$10,052
Inventory reserves	24,088	5,572	(1,254)	(4,905)	23,501
Deferred tax asset valuation allowance	43,636	—	(293)	(2,521)	40,822
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns and allowances	$4,114	$4,858	$—	$(1,156)	$7,816
Inventory reserves	14,786	10,627	4,455	(5,780)	24,088
Deferred tax asset valuation allowance	1,632	2,302	39,702	—	43,636
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns and allowances	3,508	650	350	(394)	4,114
Inventory reserves	9,768	4,706	2,862	(2,550)	14,786
Deferred tax asset valuation allowance	$5,126	$—	$(3,494)	$—	$1,632

(1)
All amounts shown were recorded to goodwill in connection with acquisitions except for the $3.5 million reduction in the deferred tax asset valuation allowance in 2006, which was written off against the gross deferred tax asset, the 2007 amount charged to additional paid-in capital for $2.7 million and the 2008 amount charged to additional paid-in-capital for $2.0 million.

EXHIBIT INDEX

3.1	(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3.1	(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1	(c)
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

4.3	(a)
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

4.3	(b)
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

4.3	(c)
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

4.3	(d)
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

4.3	(e)
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

10.1	(a)
Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1	(b)
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

10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.8	(a)
Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10.8	(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
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

10.11	(a)
2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.11	(b)
Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.11	(c)
Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.12	(a)
Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.12	(b)
Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.12	(c)
Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.12	(d)
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.13
Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.14	(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14	(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.14	(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.15	(a)
Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.15	(b)
Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.15	(c)
Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.16	(a)
Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.16	(b)
Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.16	(c)
Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.17
Severance Agreement between Judith O’Grady and the Company dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.18
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19	(a)
Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(b)
First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(c)
Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(d)
Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19	(e)
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

10.23	(a)
Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23	(b)
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

10.25	(a)
Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25	(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25	(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26
Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27		Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.28		Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.29		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.30		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.31		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.32		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33	(a)	Compensation of Directors of the Company (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)*
10.33	(b)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.34	(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10.34	(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*

10.35	(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*
10.35	(b)	Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
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

10.39	(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10.39	(b)
Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.40
Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.41
Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.42	(a)
Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.42	(b)
First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.42	(c)
Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.43		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.44
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.45
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47
Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48
Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)

10.49
Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.50
Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.51	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.52	Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.54
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

21	Subsidiaries of the Company+
23	Consent of Pricewaterhouse Coopers LLP+
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.
The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.