Form 10-Q
period 2009-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2009-05-06
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 0-26224
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0317849

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

311 ENTERPRISE DRIVE
PLAINSBORO, NEW JERSEY	08536

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2009 was 28,402,040.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Total Revenue	$160,950	$156,008
Costs and Expenses:
Cost of product revenues	58,148	62,212
Research and development	10,643	7,798
Selling, general and administrative	66,451	62,489
Intangible asset amortization	3,456	2,973

Total costs and expenses	138,698	135,472
Operating income	22,252	20,536
Interest income	247	687
Interest expense	(6,684)	(8,567)
Other (expense) income, net	(868)	1,507

Income before income taxes	14,947	14,163
Income tax expense	5,380	5,113

Net income	$9,567	$9,050

Basic net income per share	$0.33	$0.33
Diluted net income per share	$0.32	$0.32
Weighted average common shares outstanding (See Note 10):
Basic	28,943	26,889
Diluted	29,252	28,199
The accompanying notes are an integral part to these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$185,630	$183,546
Trade accounts receivable, net of allowances of $9,432 and $10,052	101,610	112,417
Inventories, net	141,582	146,103
Deferred tax assets	21,325	24,135
Prepaid expenses and other current assets	27,420	31,191

Total current assets	477,567	497,392
Property, plant and equipment, net	69,783	70,382
Intangible assets, net	220,225	225,998
Goodwill	207,705	212,094
Other assets	20,137	20,148

Total assets	$995,417	$1,026,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$100,000	$100,000
Accounts payable, trade	22,834	22,964
Deferred revenue	3,173	3,053
Accrued compensation	17,176	16,030
Accrued expenses and other current liabilities	27,488	32,704

Total current liabilities	170,671	174,751
Long-term borrowings under senior credit facility	160,000	160,000
Long-term convertible securities	271,307	299,480
Other liabilities	19,170	19,474

Total liabilities	621,148	653,705

Commitments and contingencies (see Footnote 12)
Stockholders’ Equity:
Common stock: $0.01 par value; 60,000 authorized shares; 34,458 and 34,352 issued at March 31, 2009 and December 31, 2008, respectively	345	344
Additional paid-in capital	503,130	502,784
Treasury stock, at cost; 6,354 shares at March 31, 2009 and December 31, 2008	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(1,653)	6,314
Pension liability adjustment, net of tax	(946)	(959)
Retained earnings	125,773	116,206

Total stockholders’ equity	374,269	372,309

Total liabilities and stockholders’ equity	$995,417	$1,026,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$9,567	$9,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,676	7,073
Deferred income tax (benefit)	(419)	(3,689)
Amortization of bond issuance costs	824	610
Non-cash interest expense	2,762	4,352
Payment of accreted interest	(1,544)	—
Gain on bond repurchase	(1,213)	—
Share-based compensation	3,760	3,478
Excess tax benefits from stock-based compensation arrangements	(8)	(66)
Other, net	—	18
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	9,141	(2,616)
Inventories	2,693	179
Prepaid expenses and other current assets	7,247	(1,899)
Other non-current assets	910	(535)
Accounts payable, accrued expenses and other current liabilities	(5,420)	(2,171)
Income taxes payable	—	4,755
Deferred revenue	(191)	756
Other non-current liabilities	402	1,051

Net cash provided by operating activities	37,187	20,346

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(4,003)	(6)
Purchases of property and equipment	(3,046)	(2,844)

Net cash (used in) investing activities	(7,049)	(2,850)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	—	120,000
Repayment of loans	—	(178)
Repurchase of liability component of convertible notes	(27,988)	—
Proceeds from exercised stock options	23	1,113
Excess tax benefits from stock-based compensation arrangements	8	66

Net cash (used in) provided by financing activities	(27,957)	121,001

Effect of exchange rate changes on cash and cash equivalents	(97)	3,177

Net increase in cash and cash equivalents	2,084	141,674
Cash and cash equivalents at beginning of period	183,546	57,339

Cash and cash equivalents at end of period	$185,630	$199,013

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
In the opinion of management, the March 31, 2009 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Standards
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 is effective for our $330.0 million aggregate principal amount of our senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of FSP APB 14-1 for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date impacted by FSP APB 14-1	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6
The debt component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 6, “Debt.” FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March, 2008 to June, 2012.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share amounts):
Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Interest expense	$(4,215)	$(4,352)	$(8,567)
Income tax expense	6,950	(1,837)	5,113
Net income	11,565	(2,515)	9,050
Basic earnings per share	$0.43		$0.33
Diluted earnings per share	0.41		0.32
Condensed Consolidated Balance Sheets:

	December 31, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Other assets	$28,565	$(8,417)	$20,148
Long-term convertible securities	330,000	(30,520)	299,480
Additional paid-in capital	464,668	38,116	502,784
Retained earnings	132,219	(16,013)	116,206
Total stockholders’ equity	350,206	22,103	372,309
Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Net income	$11,565	$(2,515)	$9,050
Deferred income tax (benefit)	(1,852)	(1,837)	(3,689)
Non-cash interest expense	—	4,352	4,352
For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.8 million. Accumulated amortization related to the debt discount was $8.2 million and $5.5 million as of March 31, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.7	$8.1	$6.7	$2.9
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). The adoption of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 10, “Net Income Per Share” for a further discussion.
Effective January 1, 2009, the Company adopted FASB Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that the Company (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas the Company previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of the Company’s acquisition related activities going forward. No business combination transactions occurred during the three months ended March 31, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.
The Company adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), on January 1, 2009, which delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.
The Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of FAS 161 does not affect our financial position or results of operations.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, for the purpose of applying the Paragraph 11(a) scope exception in FASB, Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Equity instruments that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, may no longer be considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard did not change the classification of the Company’s warrants issued in connection with the convertible debt.
Recently Issued Accounting Standards
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will have a material impact on its financial statements.

2. BUSINESS ACQUISITIONS
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
The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

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

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. The purchase price was finalized in the first quarter of 2009 with no changes being recorded. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Omni-Tract’s future cash flows.
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

Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $4.0 million, and up to approximately $121.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.
The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$167
Inventory	15,130
Accounts receivable	5,969
Other current assets	699
Property, plant and equipment	8,244
Other assets	1
Intangible assets:		Wtd. Avg. Life
Technology	13,470	11 years
Customer relationships	15,630	8 years
In-process research and development	25,240	Expensed immediately
Goodwill	6,533

Total assets acquired	91,083
Accounts payable and other current liabilities	9,716

Net assets acquired	$81,367

Management determined the preliminary fair value of assets acquired during the third quarter of 2008. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $25.2 million in the third quarter of 2008 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Theken’s future cash flows. The purchase price was finalized in the first quarter of 2009 with only minor changes being recorded to goodwill.
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

		Discount rate
	Year net cash	including factor
	In-flows	to account for	Acquired In-
	expected to	uncertainty of	Process Research
Project	begin	success	and Development

eDisc artificial lumbar disc	2013	23%	$13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million

Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2008 as if the acquisitions completed by the Company during 2008 had been completed as of the beginning of the period presented. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to cost reductions or operating synergies. As a result, the pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months
Ended March 31, 2008
(in thousands, except per
share amounts)
Total Revenue	$165,899
Net income	7,692
Net income per share:
Basic	$0.28
Diluted	$0.25
3. INVENTORIES
Inventories, net consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Finished goods	$102,410	$109,033
Work-in process	23,310	21,883
Raw materials	40,859	38,688
Less: reserves	(24,997)	(23,501)

	$141,582	$146,103

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2009, were as follows:

Balance at December 31, 2008	$212,094
Purchase price allocation adjustments	(196)
Foreign currency translation	(4,193)

Balance at March 31, 2009	$207,705

The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	March 31, 2009			December 31, 2008
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$66,733	$(16,895)	$49,838	$67,154	$(15,658)	$51,496
Customer relationships	12 years	93,893	(28,415)	65,478	94,487	(26,104)	68,383
Trademarks/brand names	35 years	34,253	(6,840)	27,413	34,582	(6,547)	28,035
Trademarks/brand names	Indefinite	50,034	—	50,034	50,034	—	50,034
Noncompetition agreements	5 years	6,398	(5,991)	407	6,449	(5,724)	725
Supplier relationships	30 years	29,300	(2,816)	26,484	29,300	(2,670)	26,630
All other	15 years	1,531	(960)	571	1,531	(836)	695

		$282,142	$(61,917)	$220,225	$283,537	$(57,539)	$225,998

Annual amortization expense is expected to approximate $18.9 million in 2009, $16.5 million in 2010, $16.3 million in 2011, $16.0 million in 2012, $13.3 million in 2013 and $89.2 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. RESTRUCTURING ACTIVITIES
In connection with the cost reduction efforts, the Company has recorded the following charges during the three months ended March 31, 2009 (in thousands):

			Selling
	Cost of	Research and	General and
	Sales	Development	Administrative	Total

Three months ended March 31, 2009:

Involuntary employee termination costs	$—	$—	$(37)	$(37)
Facility exit costs	22	—	—	22
Below is a reconciliation of the restructuring accrual activity recorded during 2009 (in thousands):

	Employee
	Termination	Facility
	Costs	Exit Costs	Total
Balance at December 31, 2008	$442	$235	$677
Additions	295	138	433
Change in estimate	(326)	(113)	(439)
Payments	(317)	(27)	(344)
Effects of Foreign Exchange	(6)	(3)	(9)

Balance at March 31, 2009	$88	$230	$318

The Company expects to pay all of the remaining costs in 2009.
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

2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2010 Notes and $165 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at March 31, 2009 was approximately $121.7 million and $129.3 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of March 31, 2009, none of these conditions existed and, as a result, the balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
In March 2009, the Company repurchased $32.1 million principal amount of the 2010 Notes and recognized a non-cash gain of $1.2 million. Total cash paid for this repurchase was $29.5 million of which $28.0 million related to repayment of the liability component of the Notes and $1.5 million for payment of accreted interest. The bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $132.9 million. In a separate transaction, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.
See Note 1, “Basis of Operation,” for a discussion of the liability component associated with the Covered Notes and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.
Senior Secured Revolving Credit Facility
As of March 31, 2009 the Company had $260.0 million of outstanding borrowings under this credit facility at a weighted average rate of 1.53%. The Company used a portion of the proceeds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers $100.0 million of such outstanding amounts to be short-term in nature based on its current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which runs through December 2011.

7. STOCK-BASED COMPENSATION
As of March 31, 2009, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1993 Plan, the 1996 Plan or the 1998 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The Company did not grant stock options during the three months ended March 31, 2009, and March 31, 2008, respectively. As of March 31, 2009, there was approximately $8.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years. The Company received proceeds of $0.1 million and $1.1 million from stock option exercises for the three months ended March 31, 2009 and 2008, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2009, there was approximately $13.7 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP was amended in 2005 to eliminate the look-back option and to reduce the discount available to participants to five percent. Accordingly, the ESPP is a non-compensatory plan under FASB Statement No. 123(R), Share Based Payments.
8. RETIREMENT BENEFIT PLANS
The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The Company had maintained a plan covering its employees located in York, Pennsylvania (the “Miltex Plan”) which was terminated in the fourth quarter of 2008 with all distributions made to participants. The Miltex Plan was frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. Accordingly, the Miltex Plan had no assets or liabilities remaining at December 31, 2008. The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$27	$71
Interest cost	139	360
Expected return on plan assets	(96)	(305)
Recognized net actuarial loss	108	6

Net periodic benefit cost	$178	$132

The Company made $90,600 and $131,000 of contributions to its defined benefit pension plans during the three months ended March 31, 2009 and 2008, respectively.
9. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$9,567	$9,050
Foreign currency translation adjustment	(7,967)	10,130

Comprehensive income	$1,600	$19,180

10. NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic net income per share:
Net income attributable to common shares	$9,567	$9,050
Percentage allocated to common shares	98.9%	98.2%
Net income attributable to common shares	9,462	8,889
Weighted average common shares outstanding	28,943	26,889
Basic net income per share	$0.33	$0.33

Diluted net income per share:
Net income attributable to diluted shares	$9,471	$8,896
Weighted average common shares outstanding — Basic	28,943	26,889
Effect of dilutive securities:
Stock options and restricted stock	309	609
Shares issuable upon conversion of notes payable	—	701

Weighted average common shares for diluted earnings per share	29,252	28,199
Diluted net income per share	$0.32	$0.32

Weighted average common shares outstanding	28,943	26,889
Weighted average common shares and other participating securities	29,251	27,377
Common share percentage	98.9%	98.2%
Diluted share percentage	99.0%	98.3%
As described in Note 1, “Basis of Presentation,” the Company adopted FSP 03-6-1 on January 1, 2009. Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The calculation of earnings per share for common stock shown above excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.
At March 31, 2009 and 2008, the Company had 2.6 million and 2.9 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2009 and 2008, 2.3 million and 0.5 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceed the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants, the amount of which is based on the Company’s average stock price, were also excluded from the diluted earnings per share calculation.

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
The Company presents its revenues in three categories: NeuroSciences, Orthopedics and Medical Instruments. The Company’s revenues were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
NeuroSciences	$59,731	$61,704
Orthopedics	64,366	50,355
Medical Instruments	36,853	43,949

Total Revenue	$160,950	$156,008

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 23% and 22% of total revenues in each of the three-month periods ended March 31, 2009 and 2008, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	United States	Europe	Asia Pacific	Other Foreign	Total
Three months ended March 31, 2009	$122,585	$23,394	$7,194	$7,777	$160,950
Three months ended March 31, 2008	113,375	26,662	7,219	8,752	156,008
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
In March 2009, the Company entered into the First Amendment to Lease Agreement dated as of January 1, 2009 with 109 Morgan Lane, LLC. (the “Amendment”) relating to the Company’s general office, lab and warehouse facility located at 109 Morgan Lane, Plainsboro, New Jersey (the “Facility”). The Company entered into the original Lease Agreement, dated as of May 15, 2008 (the “Lease”) for the expansion of the Company’s headquarters in Plainsboro.
The Amendment changed the base rent terms and extended the term of the Lease through March 31, 2019. Effective on January 1, 2009, the annual rent for the initial approximately 26,750 square feet of space of the Facility (the “Initial Space”) is approximately $270,000 per year and, effective April 1, 2009, the rent for the remaining approximately 31,261 square feet of the Facility (the “Remaining Space”), which will be added to the Lease on such date if certain conditions are met, is approximately $316,000 per year, subject to adjustments. Additional rent is also required for, among other things, operating expenses and taxes. The Company has a five year renewal option to extend the term of the Lease through March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

We believe that we are particularly effective in the following aspects of our business:
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23% and 22% of revenues for the three months ended March 31, 2009 and 2008, respectively. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, have been subject to scrutiny from the media and regulatory authorities. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.
Developing metal implants for bone and joint repair, fixation and fusion. Through acquisitions, particularly those of Theken in 2008 and Newdeal Technologies SAS in 2005, we have acquired significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.
Acquiring and integrating new product lines and complementary businesses. Since 1999, we have acquired and integrated more than 30 product lines or businesses through an acquisition program that focuses on acquiring companies or product lines at reasonable valuations which complement our existing product lines or can be used to leverage our broad technology platform in tissue regeneration and metal implants. We also employ a team of seasoned managers and executives who have demonstrated their ability to successfully integrate the acquired product lines and businesses.
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the three months ended March 31, 2009 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2008, we have acquired the following businesses:
In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $4.0 million, and up to approximately $121.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Theken, we acquired a unique and comprehensive portfolio of spinal implant products and a robust technology pipeline and demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong management team with extensive experience in the orthopedic spine market. Theken does not currently sell its products outside of the U.S. Accordingly, we expect that the business will benefit from Integra’s large international presence. The Theken products are now being marketed under the name Integra Spine™.
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

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2009 was $9.6 million, or $0.32 per diluted share, as compared to net income of $9.1 million, or $0.32 per diluted share, for the three months ended March 31, 2008. These amounts include the following pre-tax charges (in thousands):

	Three Months Ended March 31,
	2009	2008
Employee termination and related costs	$450	$—
Inventory fair market value purchase accounting adjustments	2,007	3,208
Facility consolidation, acquisition integration, manufacturing transfer, enterprise business system integration and related costs	203	364
Incremental professional and bank fees related to the delayed 10-K filing	—	548
Administrative bank fees related to consideration of waiver	350	—
Gain related to early extinguishment of convertible note	(1,213)	—
Non-cash interest expense related to the application of FSP APB 14-1	2,762	4,352
Foreign exchange loss on intercompany loan*	1,876	—

Total	$6,435	$8,472

*
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for the first quarter of 2009 and prior periods include foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

Of these amounts, $2.2 million and $3.4 million were charged to cost of product revenues in the three-month periods ended March 31, 2009 and 2008, respectively. The remaining amounts were primarily charged to selling, general and administrative and interest expenses.
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
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended March 31
	2009	2008
NeuroSciences	$59,731	$61,704
Orthopedics	64,366	50,355
Medical Instruments	36,853	43,949

Total revenue	$160,950	$156,008
Cost of product revenues	58,148	62,212
Gross margin on total revenues	$102,802	$93,796
Gross margin as a percentage of total revenues	64%	60%
THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
Revenues and Gross Margin
For the three-month period ended March 31, 2009, total revenues increased by $5.0 million, or 3%, to $161.0 million from $156.0 million for the same period last year. Domestic revenues increased by $9.2 million to $122.6 million from $113.4 million, increasing to 76% of total revenues for the three-month period ended March 31, 2009, compared to 73% of total revenues in the same period last year.

In the NeuroSciences category, sales of our hospital capital equipment decreased from 2008, particularly in our CUSA® ultrasonic surgical systems, and Radionics® image-guided surgery and stereotactic radio surgery systems. Implants and service revenues continued to grow in this category. In the Orthopedics category, sales of our spine products provided most of the year-over-year growth, and sales of extremity reconstruction products for mid/hindfoot, upper extremity and skin/wound applications also demonstrated rapid growth. In the Medical Instruments category, sales decreased due to eliminated distributed product lines related to the LXU Healthcare business that we acquired in May 2007, contractions in distribution chain inventories, and from reductions in hospital and healthcare provider spending.
Foreign exchange fluctuations, due to the weakening of the of the euro, pound, and Canadian dollar versus the dollar, accounted for a $5.2 million decrease in first quarter of 2009 revenues as compared to the same period last year.
We expect that the following factors will continue to temper sales growth in the short term: reduced spending by hospitals on capital equipment, the occurrence of fewer elective surgical procedures in the current global recessionary economic environment, the recent strengthening of the U.S. dollar against the foreign currencies that we generate revenues in, and our recent elimination of many of the product lines we distributed for third parties. However, we do expect these factors to produce a benefit in our gross margin as a percentage of revenue, as most of our capital equipment products and products distributed for third parties tend to generate lower gross margins as compared to our other products and because the U.S. dollar cost of those products we manufacture outside the U.S. or procure in foreign currencies will also be reduced as the U.S. dollar strengthens against those foreign currencies.
While most of our products are not used in elective surgical procedures, approximately 9% of our revenues in the three-month period ended March 31, 2009 consisted of sales of capital equipment. Given the current economic conditions, lower hospital spending on capital equipment is expected to continue throughout 2009 and potentially beyond then. With our large installed base of capital equipment, such as Camino® intracranial pressure monitors, CUSA® ultrasonic surgical systems, and Radionics® image-guided surgery and stereotactic radio surgery systems, we expect to continue to generate revenue growth from the related disposable products and we plan to focus on generating more revenues from service and repair agreements on the installed base of capital equipment as hospitals reduce spending on new capital equipment. We are also exploring other revenue generating alternatives with respect to our capital equipment.
We expect to drive future revenue growth by continuing to launch new products and acquire businesses and products that can be sold through our existing sales organizations, and by gaining additional market share through the expansion of our Integra Extremity Reconstruction and Integra Spine sales organizations in the U.S. and leveraging the distribution channels in our Integra Spine, Integra NeuroSciences, and Integra OrthoBiologics sales organizations to broaden each organization’s access to spine surgeons. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.
Gross margin increased by $9.0 million to $102.8 million for the three-month period ended March 31, 2009, from $93.8 million for the same period last year. Gross margin as a percentage of total revenue was 64% for the first quarter 2009 compared to 60% for the same period last year. This increase results from a higher portion of product sales coming from higher margin implants, particularly spine and extremity reconstruction, in combination with reduced sales of lower margin instrument products. There was also improvement from a reduction in inventory purchase accounting adjustments, where charges related to our IsoTis and Precise Dental acquisitions affected the first quarter of 2008 by $3.2 million, versus charges of $2.0 million related to Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract in the first quarter of 2009.
We expect our consolidated gross margin to further increase throughout 2009 as sales of our higher gross margin implant products, particularly those from the recently acquired Theken business, are expected to continue to increase as a proportion of total revenues. Additionally, we expect that our gross margin as a percentage of sales will improve further if the U.S. dollar continues to strengthen against the euro and British pound, as such a strengthening would lower the U.S. dollar cost of products we manufacture at our European plants and the large proportion of the handheld surgical instruments that we procure in euros. Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue to result primarily from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended March 31
	2009	2008
Research and development	7%	5%
Selling, general and administrative	41%	40%
Intangible asset amortization	2%	2%
Total other operating expenses	50%	47%
Total other operating expenses, which consist of research and development expense, selling, general and administrative expense and amortization expense, increased $7.3 million, or 10%, to $80.6 million in the first quarter of 2009, compared to $73.3 million in the first quarter of 2008.
Research and development expenses in the first quarter of 2009 increased by $2.8 million to $10.6 million, compared to $7.8 million in the same period last year. The increase was due largely to the purchase of Theken in August 2008 and to increased spending on our multi-center clinical trial being conducted under a Food and Drug Administration (“FDA”) Investigational Device Exemption initiated in 2006 to support FDA approval of the DuraGen Plus® Adhesion Barrier Matrix product.
Excluding acquisition-related and other special charges, we target 2009 spending on research and development to be between 5% and 7% of total revenues. Most of this planned spending for 2009 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines. Additionally, we are continuing the Adhesion Barrier Matrix clinical trial and the clinical trial to support FDA approval of expanded claims for our INTEGRA® Dermal Regeneration Template product.
Selling, general and administrative expenses in the first quarter of 2009 increased by $4.0 million to $66.5 million, compared to $62.5 million in the same period last year. Selling expenses increased by $5.6 million primarily due to increase in revenues and the corresponding commission costs, particularly in connection with our Theken revenues, which generate relatively higher distributor commission costs. General and administrative costs decreased $1.6 million primarily due to decreases in cash bonuses and lower professional fees. Selling, general and administrative expenses also increased in the first quarter of 2009 compared to the same period last year in connection with the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.
We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information infrastructure to facilitate future growth. We expect to incur costs related to these activities in 2009 as we continue these ongoing activities.
Amortization expense in the first quarter of 2009 increased by $0.5 million to $3.5 million, compared to $3.0 million in the same period last year. The increase was primarily related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended March 31
	2009	2008
Interest income	$247	$687
Interest expense	(6,684)	(8,567)
Other income (expense)	(868)	1,507
Interest Income
Interest income decreased in the three-month period ended March 31, 2009, compared to the same period last year, primarily due to lower interest rates and lower average cash and investment balances.

Interest Expense
Interest expense for the three months ended March 31, 2009 and 2008 included the impact of the additional interest expense from the adoption of FSP APB 14-1 (see Note 1 for more information). Interest expense decreased in the three-month period ended March 31, 2009, compared to the same period last year, primarily due to the settlement of our 2008 Notes, which were fully repaid in April 2008.
Our reported interest expense for the three-month periods ended March 31, 2009 and 2008, respectively, includes $1.8 million and $3.8 million of cash interest expense. The remainder of the expense represents non-cash interest expense related to the adoption of FSP APB 14-1 and the amortization of debt issuance costs.
On March 17, 2008, our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In accordance with the terms of the 2008 Notes we paid approximately $0.2 million and $119.4 million and issued 12,000 and 756,000 shares of our common stock in March and April 2008, respectively. We borrowed $120 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid in April 2008. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $25,000 for the three months ended March 31, 2008.
Other Income
Other income decreased in the three-month period ended March 31 2009, compared to the same period last year, primarily due to foreign exchange gains of $1.5 million in the first quarter of 2008 and foreign exchange losses of $2.1 million in the first quarter of 2009. The foreign exchange gain in the first quarter of 2008 primarily related to an intercompany liability of the Company’s Ireland manufacturing company. The foreign exchange loss in the first quarter of 2009 primarily related to an intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Reducing this loss in 2009 was a $1.2 million gain related to the March 2009 repurchase of a face amount of $32.1 million of our 2010 Notes (as defined below).
Income Taxes

	Three Months Ended March 31,
(in thousands)	2009	2008
Income before income taxes	$14,947	$14,162
Income tax expense	5,380	5,112

Net income	$9,567	$9,050

Effective tax rate	36%	36%
Our effective income tax rate for the three months ended March 31, 2009 and 2008 was 36% for both periods. Income tax expense included certain discrete items in the quarter, including the gain on the buyback of our 2010 Notes.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 35-36%.
INTERNATIONAL PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United			Other
	States	Europe	Asia Pacific	Foreign	Total
Three months ended March 31, 2009	$122,585	$23,394	$7,194	$7,777	$160,950
Three months ended March 31, 2008	113,375	26,662	7,219	8,752	156,008

For the three months ended March 31, 2009, revenues from customers outside the United States totaled $38.4 million, or 24% of total revenues, of which approximately 61% were from European customers. Revenues from customers outside the United States included $29.7 million of revenues generated in foreign currencies. For the three months ended March 31, 2008, revenues from customers outside the United States totaled $42.6 million, or 27% of total revenues, of which approximately 63% were from European customers. Revenues from customers outside the United States included $30.3 million of revenues generated in foreign currencies. Because we have operations based in Europe and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Mexican pesos, and the Japanese yen, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We currently do not hedge our exposure to foreign currency risk. Accordingly, a weakening of the dollar against the euro, British pound, Swiss franc, Canadian dollar, Mexican peso, and the Japanese yen could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $185.6 million and $183.5 million as of March 31, 2009 and December 31, 2008, respectively.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$37,187	$20,346
Net cash (used in) investing activities	(7,049)	(2,850)
Net cash (used in) provided by financing activities	(27,957)	121,001
Effect of exchange rate fluctuations on cash	(97)	3,177

Net increase in cash and cash equivalents	$2,084	$141,674

Cash Flows Provided by Operating Activities
We generated positive operating cash flows of $37.2 million and $20.3 million at March 31, 2009 and 2008, respectively. Operating cash flows for the year ended December 31, 2008 were $72.6 million. Cash provided by operations has recently been and is expected to continue to be our primary means of funding existing operations and capital expenditures. Operating cash flows improved primarily due to improved working capital management, especially the collection of accounts receivable.
Cash Flows (Used in) Provided by Investing and Financing Activities
Our principal use of funds during the first quarter ended March 31, 2009 was $28.0 million used to repurchase the liability component of the 2010 Notes. These Notes had a face value amount of $32.1 million, and their purchase will result in overall reduced net interest costs. Other uses in the period included $3.0 million in capital expenditures, and $4.0 million related to payments related to business acquisitions.
Working Capital
At March 31, 2009 and December 31, 2008, working capital was $306.9 million and $322.6 million, respectively. The decrease in working capital was primarily related to reductions in accounts receivable, stemming from collections activity, and to reduced inventories mainly due to changes in foreign currency exchange rates.

Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest each June 1 and December 1 on our $132.9 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of March 31, 2009, none of these conditions existed and, as a result, the entire balance of the 2010 Notes and the 2012 Notes is classified as long-term.
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
In March 2009, the Company repurchased $32.1 million principal amount of the 2010 Notes and recognized a non-cash gain of $1.2 million. The bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $132.9 million. In a separate transaction, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.
We may from time to time seek to retire or purchase additional outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased Notes may terminate early, but only with respect to the number of Notes that cease to be outstanding. The amounts involved may be material.
As of March 31, 2009 we had $260 million of outstanding borrowings under our credit facility at a weighted average rate of 1.53%. The Company used a portion of the proceeds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. The Company considers $100.0 million of such outstanding amounts to be short-term in nature based on its current intent and ability to repay this borrowing. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which runs through December, 2011. We believe that our cash and borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures in the near term.

Share Repurchase Plan
In October 2007, our Board of Directors adopted a program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2009 or 2008 under either of these programs.
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
Contractual Obligations and Commitments
As of March 31, 2009, we were obligated to pay the following amounts under various agreements:

			1-3		More
		Less than	Years	3-5	than
	Total	1 Year	(in millions)	Years	5 years
Convertible Securities — Long Term	$297.9	$—	$132.9	$165.0	$—
Revolving Credit Facility (1)	260.0	100.0	160.0	—	—
Interest on Convertible Securities	23.6	8.5	10.2	4.9	—
Employment Agreements (2)	5.5	3.1	2.4	—	—
Operating Leases	29.2	5.2	11.2	5.6	7.2
Purchase Obligations	11.3	7.0	4.3	—	—
Warranty Obligations	0.1	0.1	—	—	—
Pension Contributions	0.5	0.4	—	—	0.1

Total	$628.1	$124.3	$321.0	$175.5	$7.3

(1)
The Company makes regular borrowing and payments each month against the credit facility and considers $100 million of such outstanding amounts to be short-term in nature based on its current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when the Company intends to repay amounts under this credit facility which runs through December 2011.

(2)	Amounts shown under Employment Agreements do not include executive compensation or compensation resulting from a change in control relating to our executive officers.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $11.7 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition.
OTHER MATTERS
Critical Accounting Policies
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 has not materially changed.

Recently Adopted Accounting Standards
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 is effective for our $330.0 million aggregate principal amount of our senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of FSP APB 14-1 for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date impacted by FSP APB 14-1	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6
The debt component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 6, “Debt.”
FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March, 2008 to June, 2012.
For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.8 million. Accumulated amortization related to the debt discount was $8.2 million and $5.5 million as of March 31, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.7	$8.1	$6.7	$2.9
Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). The adoption of this standard did not have a material impact on our disclosure of EPS. See Note 10, “Net Income Per Share.”

Effective January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward. No business combination transactions occurred during the three months ended March 31, 2009. The adoption of this standard did not have a material impact on our financial condition and results of operations.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our financial condition and results of operations.
We adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), on January 1, 2009, which delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this standard did not have a material impact on our financial condition and results of operations.
We adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of FAS 161 does not affect our financial position or results of operations.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, for the purposes of applying the Paragraph 11(a) scope of exception in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Equity instruments that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, may no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of EITF 07-05 will have on its financial statement presentation and disclosures.
Recently Issued Accounting Standards
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will have a material impact on its financial statements.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed other than the modifications to the risk factors as set forth below.
Our operating results may fluctuate.
Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:
•
current economic conditions, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;

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
Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid and private healthcare insurance and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. For example, competitors have launched and have been developing products to compete with our duraplasty products, extremity reconstruction implants, neuro critical care monitors and ultrasonic tissue ablation devices, among others.

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
Since we have grown through acquisitions, we had $207.7 million of goodwill and $50.0 million of indefinite-lived intangible assets as of March 31, 2009. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products or circumstances change that would more likely than not reduce our enterprise fair value below its book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and the Use of Estimates — Valuation of Identifiable Intangible Assets, In-Process Research and Development Charges, and Goodwill” of this report.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of March 31, 2009, we had $170.2 million of other intangible assets.
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
Current economic conditions may adversely affect the ability of hospitals, other customers, suppliers and distributors to access funds or otherwise have available liquidity, which could reduce orders for our products or interrupt our production or distribution or result in a reduction in elective and non-reimbursed operative procedures.
Current economic conditions may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of more expensive capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products, or result in a reduction in elective and non-reimbursed procedures.

If any of our manufacturing facilities were damaged and/or our manufacturing or business processes interrupted, we could experience lost revenues and our business could be seriously harmed.
We manufacture our products in a limited number of facilities. Damage to our manufacturing, development or research facilities because of fire, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
We implemented an enterprise business system to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. The system is hosted and maintained by a third party. Currently, we do not have a comprehensive disaster recovery plan for the Company’s infrastructure but we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key software applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material adverse effect on the business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2008, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2010. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no such repurchases of our common stock during the quarter ended March 31, 2009 under this program.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Agreement with Annual Vesting for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)

10.2	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.3
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement, between the Company and Mr. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, and previously amended by Amendment 2006-1, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006, Amendment 2008-1, which is filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, which is filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.4	Form of Restricted Stock Agreement for Mr. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.5
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to Mr. Carlozzi’s Amended and Restated 2005 Employment Agreement, between the Company and Mr. Carlozzi, which is filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006, and previously amended by Amendment 2008-1 filed as Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.6
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to Mr. Henneman’s Amended and Restated 2005 Employment Agreement between the Company and Mr. Henneman, which is filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006, and previously amended by Amendment 2008-1 filed as Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.7	Form of Restricted Stock Agreement for 2008 and 2009 for Messrs. Carlozzi and Henneman (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

+10.8	Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers

+10.9	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009

+31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates this document is filed as an exhibit herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: May 6, 2009	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: May 6, 2009	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibit Index

10.1	Form of Restricted Stock Agreement with Annual Vesting for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)

10.2	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.3
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement, between the Company and Mr. Essig, which is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004, and previously amended by Amendment 2006-1, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006, Amendment 2008-1, which is filed as Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, which is filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.4	Form of Restricted Stock Agreement for Mr. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.5
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to Mr. Carlozzi’s Amended and Restated 2005 Employment Agreement, between the Company and Mr. Carlozzi, which is filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006, and previously amended by Amendment 2008-1 filed as Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.6
2009-1 Amendment to Employment Agreement, dated as of April 13, 2009, to Mr. Henneman’s Amended and Restated 2005 Employment Agreement between the Company and Mr. Henneman, which is filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006, and previously amended by Amendment 2008-1 filed as Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 16, 2008 and Amendment 2008-2, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.7	Form of Restricted Stock Agreement for 2008 and 2009 for Messrs. Carlozzi and Henneman (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

+10.8	Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers

+10.9	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009

+31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates this document is filed as an exhibit herewith.