Form 10-Q
period 2009-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2009-08-06
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO. 0-26224
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	51-0317849
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

311 ENTERPRISE DRIVE
PLAINSBORO, NEW JERSEY
(ADDRESS OF PRINCIPAL	08536
EXECUTIVE OFFICES)	(ZIP CODE)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 4, 2009 was 28,437,261.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenue	$165,725	$157,198	$326,675	$313,206
Costs and Expenses:
Cost of product revenues	59,805	58,159	117,953	120,371
Research and development	10,302	7,793	20,945	15,591
Selling, general and administrative	68,252	63,475	134,703	125,964
Intangible asset amortization	3,461	2,973	6,917	5,946

Total costs and expenses	141,820	132,400	280,518	267,872

Operating income	23,905	24,798	46,157	45,334
Interest income	134	444	381	1,131
Interest expense	(6,174)	(6,922)	(12,858)	(15,489)
Other (expense) income, net	(481)	(451)	(1,349)	1,056

Income before income taxes	17,384	17,869	32,331	32,032
Income tax expense	6,159	5,592	11,539	10,705

Net income	$11,225	$12,277	$20,792	$21,327

Basic net income per common share	$0.38	$0.44	$0.71	$0.77
Diluted net income per common share	$0.38	$0.43	$0.71	$0.75
Weighted average common shares outstanding (See Note 9):
Basic	29,004	27,664	28,974	27,276
Diluted	29,202	28,277	29,228	27,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$138,717	$183,546
Trade accounts receivable, net of allowances of $10,752 and $10,052	101,462	112,417
Inventories, net	139,319	146,103
Deferred tax assets	21,115	24,135
Prepaid expenses and other current assets	22,636	31,191

Total current assets	423,249	497,392
Property, plant and equipment, net	70,777	70,382
Intangible assets, net	217,447	225,998
Goodwill	211,767	212,094
Other assets	23,132	20,148

Total assets	$946,372	$1,026,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$40,000	$100,000
Convertible securities	110,443	—
Accounts payable, trade	19,899	22,964
Deferred revenue	3,325	3,053
Accrued compensation	17,082	16,030
Accrued expenses and other current liabilities	26,085	32,704

Total current liabilities	216,834	174,751
Long-term borrowings under senior credit facility	160,000	160,000
Long-term convertible securities	145,712	299,480
Other liabilities	21,051	19,474

Total liabilities	543,597	653,705
Commitments and contingencies
Stockholders’ Equity:
Common stock; $.01 par value; 60,000 authorized shares; 34,743 and 34,352 issued at June 30, 2009 and December 31, 2008, respectively	347	344
Additional paid-in capital	506,882	502,784
Treasury stock, at cost; 6,354 shares at June 30, 2009 and December 31, 2008	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	12,039	6,314
Pension liability adjustment, net of tax	(1,111)	(959)
Retained earnings	136,998	116,206

Total stockholders’ equity	402,775	372,309

Total liabilities and stockholders’ equity	$946,372	$1,026,014

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$20,792	$21,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,143	14,044
Deferred income tax (benefit)	(1,850)	(4,670)
Amortization of bond issuance costs	1,434	1,218
Non-cash interest expense	5,527	7,013
Payment of accreted interest	(2,722)	—
Gain on bond repurchases	(1,124)	—
Share-based compensation	7,731	7,078
Excess tax benefits from stock-based compensation arrangements	(7)	(659)
Other, net	—	18
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	9,906	(3,262)
Inventories	6,237	(5,437)
Prepaid expenses and other current assets	8,487	(13,387)
Other non-current assets	5,424	(1,185)
Accounts payable, accrued expenses and other current liabilities	(8,931)	(4,052)
Deferred revenue	(344)	(135)
Other non-current liabilities	122	460

Net cash provided by operating activities	67,825	18,371

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(4,141)	(33)
Purchases of property and equipment	(8,269)	(6,103)

Net cash used in investing activities	(12,410)	(6,136)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	—	120,000
Repayments under senior credit facility	(60,000)	—
Repayment of loans	—	(119,558)
Repurchase of liability component of convertible notes	(44,819)	—
Proceeds from exercised stock options	592	3,628
Excess tax benefits from stock-based compensation arrangements	7	659

Net cash (used in) provided by financing activities	(104,220)	4,729

Effect of exchange rate changes on cash and cash equivalents	3,976	3,035

Net change in cash and cash equivalents	(44,829)	19,999
Cash and cash equivalents at beginning of period	183,546	57,339

Cash and cash equivalents at end of period	$138,717	$77,338

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
In the opinion of management, the June 30, 2009 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Standards
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 is effective for our $330.0 million, of which $279.2 million remains outstanding, aggregate principal amount of our senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of FSP APB 14-1 for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date impacted by FSP APB 14-1	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6

The liability component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 5, “Debt.” FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March 2008 to June 2012.
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share amounts):
Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Originally		As	Originally		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense	$(4,261)	$(2,661)	$(6,922)	$(8,476)	$(7,013)	$(15,489)
Income tax expense	6,716	(1,124)	5,592	13,666	(2,961)	10,705
Net income	13,814	(1,537)	12,277	25,379	(4,052)	21,327
Basic earnings per share	$0.50		$0.44	$0.93		$0.77
Diluted earnings per share	$0.48		$0.43	$0.90		$0.75
Condensed Consolidated Balance Sheets:

	December 31, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Other assets	$28,565	$(8,417)	$20,148
Long-term convertible securities	330,000	(30,520)	299,480
Additional paid-in capital	464,668	38,116	502,784
Retained earnings	132,219	(16,013)	116,206
Total stockholders’ equity	350,206	22,103	372,309
Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Net income	$25,379	$(4,052)	$21,327
Deferred income tax (benefit)	(1,709)	(2,961)	(4,670)
Non-cash interest expense	—	7,013	7,013

For the three months ended June 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.9 million. Accumulated amortization related to the debt discount was $19.0 million and $11.5 million as of June 30, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Covered Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.3	$7.8	$6.7	$2.9
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). The adoption of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 9, “Net Income Per Share” for a further discussion.
Effective January 1, 2009, the Company adopted FASB Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that the Company (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas the Company previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of the Company’s acquisition related activities going forward. No business combination transactions occurred since the Company adopted Statement 141(R). The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Company adopted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other generally accepted accounting principles. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of FAS 161 does not affect our financial position or results of operations.
Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, for the purpose of applying the Paragraph 11(a) scope exception in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the adoption of EITF 07-05, equity instruments that a company issues that contain a strike price adjustment feature may no longer be considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. The adoption of this standard did not change the classification of the Company’s warrants issued in connection with the convertible debt.

In May 2009, the FASB issued and the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. That is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.
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
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). When effective, SFAS 168 will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. The Company is required to report using SFAS 168 for the quarter ended September 30, 2009. The Company does not anticipate that reporting under SFAS 168 will have a material impact on its financial statements.
2. BUSINESS ACQUISITIONS
Minnesota Scientific, Inc.
In December 2008, the Company acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of the Company’s common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), working capital adjustments of $0.1 million and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. The Company has integrated Omni-Tract’s product lines into its combined offering of JARIT®, Padgett™, R&B Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.
The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$1,501
Accounts receivable	1,324
Inventory	544
Other current assets	110
Property, plant and equipment	377
Intangible assets:		Wtd. Avg. Life
Technology	3,816	15 years
Tradename	13,084	Indefinite
Goodwill	3,098

Total assets acquired	23,854
Accounts payable and other current liabilities	335
Deferred tax liabilities — non current	6,030

Total liabilities assumed	6,365

Net assets acquired	$17,489

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. The purchase price was finalized in the second quarter of 2009 with only minor changes being recorded to goodwill resulting from the working capital adjustment. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Omni-Tract’s future cash flows.
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
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$630
Inventory	1,234
Property, plant and equipment	66
Intangible assets:		Wtd. Avg. Life
Customer relationships	4,367	15 years
Tradename	90	1 year

Total assets acquired	6,387

Accounts payable and other current liabilities	70
Deferred tax liabilities — non current	1,388
Other non-current liabilities	628

Total liabilities assumed	2,086

Net assets acquired	$4,301

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. The purchase price was finalized in the second quarter of 2009 with only minor changes being recorded for working capital adjustments.
Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $4.0 million, and up to approximately $121.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.

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

Management determined the preliminary fair value of assets acquired during the third quarter of 2008. The in-process research and development had not yet reached technological feasibility and had no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $25.2 million in the third quarter of 2008 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Theken’s future cash flows. The purchase price was finalized in the first quarter of 2009 with only minor changes being recorded to goodwill.
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
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2008 as if the acquisitions completed by the Company during 2008 had been completed as of the beginning of the period presented. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to cost reductions or operating synergies. As a result, the pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months	Six Months
	Ended June 30, 2008	Ended June 30, 2008
	(in thousands, except per share amounts)

Total Revenue	$166,706	$332,605
Net income	10,388	18,080
Net income per common share:
Basic	$0.38	$0.66
Diluted	$0.37	$0.65
3. INVENTORIES
Inventories, net consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Finished goods	$100,675	$109,033
Work-in process	22,998	21,883
Raw materials	41,690	38,688

Less: reserves	(26,044)	(23,501)

	$139,319	$146,103

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

Balance at December 31, 2008	$212,094
Purchase price allocation adjustments	(120)
Foreign currency translation	(207)

Balance at June 30, 2009	$211,767

The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	June 30, 2009			December 31, 2008
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$67,651	$(18,812)	$48,839	$67,154	$(15,658)	$51,496
Customer relationships	12 years	95,455	(31,294)	64,161	94,487	(26,104)	68,383
Trademarks/brand names	35 years	34,679	(7,289)	27,390	34,582	(6,547)	28,035
Trademarks/brand names	Indefinite	50,034	—	50,034	50,034	—	50,034
Noncompetition agreements	5 years	6,451	(6,213)	238	6,449	(5,724)	725
Supplier relationships	30 years	29,300	(3,060)	26,240	29,300	(2,670)	26,630
All other	15 years	1,531	(986)	545	1,531	(836)	695

		$285,101	$(67,654)	$217,447	$283,537	$(57,539)	$225,998

Annual amortization expense is expected to approximate $19.2 million in 2009, $16.7 million in 2010, $16.5 million in 2011, $16.3 million in 2012, $13.6 million in 2013 and $85.1 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. DEBT
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2010 Notes and $165 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at June 30, 2009 was approximately $111.3 million and $151.0 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of June 30, 2009, the 2010 Notes are classified as current due to their maturity date. However, none of these conditions existed and, as a result, the 2012 Notes are classified as long-term.
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
In March 2009, the Company repurchased $32.1 million principal amount of the 2010 Notes and recognized a gain of $1.2 million. Total cash paid for this repurchase was $29.5 million of which $28.0 million related to repayment of the liability component of the Notes and $1.5 million for payment of accreted interest. In June 2009, the Company repurchased $18.7 million principal amount of the 2010 Notes and recognized a loss of $0.1 million. Total cash paid for this repurchase was $18.0 million of which $16.8 million related to repayment of the liability component of the Notes and $1.2 million for payment of accreted interest. The bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $114.2 million. In separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

See Note 1, “Basis of Presentation,” for a discussion of the liability component associated with the Covered Notes and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.
Senior Secured Revolving Credit Facility
As of June 30, 2009 the Company had $200.0 million of outstanding borrowings under this credit facility at a weighted average rate of 1.32%. The fair value of the $200.0 million outstanding borrowings on this credit facility at June 30, 2009 was approximately $183.9 million. The Company used a portion of the proceeds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. During June 2009, the Company repaid $60.0 million of its outstanding borrowings. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers $40.0 million of such outstanding amounts to be short-term in nature based on its current intent and ability to repay borrowing within the next twelve months. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which expires in December 2011.
6. STOCK-BASED COMPENSATION
As of June 30, 2009, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1993 Plan, the 1996 Plan or the 1998 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The Company granted 62,500 and no stock options during the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, there were approximately $6.5 million of total unrecognized compensation costs related to unvested stock options. These costs were expected to be recognized over a weighted-average period of approximately 2.2 years. The Company received proceeds of $0.6 million and $3.6 million from stock option exercises for the six months ended June 30, 2009 and 2008, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2009, there was approximately $18.1 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$30	$72	$57	$143
Interest cost	151	361	285	721
Expected return on plan assets	(103)	(307)	(199)	(612)
Recognized net actuarial loss	115	6	222	11

Net period benefit cost	$193	$132	$365	$263

The Company made $191,623 and $255,000 of contributions to its defined benefit pension plans during the six months ended June 30, 2009 and 2008, respectively.
8. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$11,225	$12,277	$20,792	$21,327
Foreign currency translation adjustment	13,691	2,108	5,726	12,238

Comprehensive income	$24,916	$14,385	$26,518	$33,565

9. NET INCOME PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic net income per share:
Net income attributable to common shares	$11,225	$12,277	$20,792	$21,327
Percentage allocated to common shares	99.2%	98.1%	99.2%	98.1%
Net income attributable to common shares	11,135	12,044	20,627	20,922
Weighted average common shares outstanding	29,004	27,664	28,974	27,276
Basic net income per common share	$0.38	$0.44	$0.71	$0.77

Diluted net income per share:
Net income attributable to diluted shares	$11,135	$12,044	$20,627	$20,922
Weighted average common shares outstanding — Basic	29,004	27,664	28,974	27,276
Effect of dilutive securities:
Stock options and restricted stock	198	613	254	608

Weighted average common shares for diluted earnings per share	29,202	28,277	29,228	27,884
Diluted net income per common share	$0.38	$0.43	$0.71	$0.75

Weighted average common shares outstanding	29,004	27,664	28,974	27,276

Weighted average common shares and other participating securities	29,246	28,212	29,221	27,803
Common share percentage	99.2%	98.1%	99.2%	98.1%
Diluted share percentage	99.2%	98.1%	99.2%	98.1%
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
At June 30, 2009 and 2008, the Company had 2.6 million and 2.7 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended June 30, 2009 and 2008, 2.3 million and 0.5 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceed the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants, the amount of which is based on the Company’s average stock price, were also excluded from the diluted earnings per share calculation.
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
The Company presents its revenues in three categories: NeuroSciences, Orthopedics and Medical Instruments. The Company’s revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
NeuroSciences	$61,448	$62,762	$121,179	$124,466
Orthopedics	65,164	50,993	129,530	101,348
Medical Instruments	39,113	43,443	75,966	87,392

Total Revenues	$165,725	$157,198	$326,675	$313,206

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 22.9% and 22.4% of total revenues in each of the three-month periods ended June 30, 2009 and 2008, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.
Total revenues by major geographic area are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
United States	$127,086	$115,754	$249,671	$229,129
Europe	23,035	25,937	46,429	52,599
Asia Pacific	7,935	6,142	15,129	13,361
Other Foreign	7,669	9,365	15,446	18,117

Total	$165,725	$157,198	$326,675	$313,206

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
In May 2006, Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by the Company. The Company’s ‘895 Patent describes dural repair technology related to the Company’s DuraGen® family of duraplasty products.
The action sought declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s ‘895 Patent and that the Company’s ‘895 Patent is invalid and unenforceable. The Company filed a counterclaim seeking a judgment that Codman’s DURAFORM® product infringes the ‘895 Patent. In August 2009, the parties settled the litigation for an immaterial amount and entered into covenants not to sue and mutual releases.
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
12. SUBSEQUENT EVENTS
In accordance with SFAS 165, the Company has evaluated subsequent events through August 6, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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
In the U.S., we have three sales channels. The largest sales channel, Integra Orthopedics, includes three sales organizations: Integra Extremity Reconstruction, which sells through a large direct sales organization; Integra OrthoBiologics and Integra Spine, which each sell through specialty distributors focused on their respective surgical specialties. Integra NeuroSciences, sells products through directly employed sales representatives. The Integra Medical Instruments market sales channel sells through two main sales organizations: Integra Surgical, which sells both directly and through distributors and Miltex, which sells through distributors and wholesalers.
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

We believe that we are particularly effective in the following aspects of our business:
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23% and 22% of revenues for the six months ended June 30, 2009 and 2008, respectively. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, have been subject to scrutiny from the media and regulatory authorities. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.
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
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the six months ended June 30, 2009 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2008, we have acquired the following businesses:
In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $4.0 million, and up to approximately $121.0 million in future payments based on the revenue performance of the business in the two years after closing. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Theken, we acquired a unique and comprehensive portfolio of spinal implant products and a robust technology pipeline and demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong management team with extensive experience in the orthopedic spine market. Theken does not currently sell its products outside of the U.S. Accordingly, we expect that the business will benefit from Integra’s large international presence. The Theken products are now being marketed under the name Integra Spine™.
In October 2008, we acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian Dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian Dollars) in future payments based on the performance of business in the three years after closing. With this acquisition of the Company’s long-standing distributor, we now have a direct selling presence in Australia and New Zealand.
In December 2008, we acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of our common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), working capital adjustments of $0.1 million and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. We have integrated Omni-Tract’s product lines into our combined offering of JARIT®, Padgett™, R&B Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.

RESULTS OF OPERATIONS
Net income for the three months ended June 30, 2009 was $11.2 million, or $0.38 per diluted share, as compared with net income of $12.3 million, or $0.43 per diluted share, for the three months ended June 30, 2008.
Net income for the six months ended June 30, 2009 was $20.8 million, or $0.71 per diluted share, as compared with net income of $21.3 million, or $0.75 per diluted share, for the six months ended June 30, 2008.
Executive Summary
The decrease in net income for the three months ended June 30, 2009 over the prior year period resulted primarily from increases in operating expenses and an increase in the effective tax rate as a percentage of income before taxes from 31.3% during the 2008 period to 35.4% in the second quarter of 2009, offset by a 5% increase in revenues, and an improvement in gross margin percentage from 63% in the 2008 period to 64% in 2009.
The decrease in net income for the six months ended June 30, 2009 over the prior year period resulted primarily from increases in research and development and selling, general and administrative expenses and an increase in the estimated tax rate, offset by a 4% increase in revenues, and an improvement in gross margin percentage from 62% in the 2008 period to 64% in 2009.
Our costs and expenses include the following charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee termination and related costs	$196	$—	$646	$—
Inventory fair market value purchase accounting adjustments	1,924	453	3,931	3,661
Facility consolidation, acquisition integration, manufacturing and distribution transfer, and system integration charges	189	201	392	565
Discontinued product lines	246	—	246	—
Incremental professional and bank fees related to (a) the delayed filing of financial statements and (b) waivers or possibility of obtaining waivers under our revolving credit facility	—	493	350	1,041
(Gain)/loss related to early extinguishment of convertible note	89	—	(1,124)	—
Non-cash interest expense related to the application of FSP APB 14-1	2,765	—	5,527	—
Foreign exchange loss on intercompany loan (1)	—	—	1,876	—

Total	$5,409	$1,147	$11,844	$5,267

(1)
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for the six months ended June 30, 2009 and prior periods include foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

Of these amounts, $4.4 million and $4.1 million were charged to cost of product revenues in the six-month periods ended June 30, 2009 and 2008, respectively. The remaining amounts, except for intangible asset amortization and interest expense, were charged to selling, general and administrative expenses.
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

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NeuroSciences	$61,448	$62,762	$121,179	$124,466
Orthopedics	65,164	50,993	129,530	101,348
Medical Instruments	39,113	43,443	75,966	87,392

Total revenue	165,725	157,198	326,675	313,206
Cost of product revenues	59,805	58,159	117,953	120,371

Gross margin on total revenues	$105,920	$99,039	$208,722	$192,835

Gross margin as a percentage of total revenues	64%	63%	64%	62%

THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
Revenues and Gross Margin
For the three months ended June 30, 2009, total revenues increased by $8.5 million, or 5%, to $165.7 million from $157.2 million for the same period during 2008. Domestic revenues increased by $11.3 million to $127.1 million, or 77% of total revenues, for the three months ended June 30, 2009 from $115.8 million, or 74% of total revenues, for the three months ended June 30, 2008. International revenues decreased to $38.6 million from $41.4 million in the prior-year period, a decrease of 7%.
In the NeuroSciences category, sales of hospital capital equipment decreased from 2008, particularly in our Radionics® image-guided surgery and stereotactic radio surgery systems and ultrasonic surgery systems. We expect that hospitals will continue to spend less on capital equipment than in prior years for several more quarters. Revenues from implants, particularly our DuraGen family of products, continued to grow.
In the Orthopedics category, sales of our neurosurgical metal spine implants provided most of the year-over-year growth, and sales of extremity reconstruction products for skin/wound, mid/hindfoot, and upper extremity applications also grew according to plan. Private label orthopedics revenues were down significantly.
In the Medical Instruments category, sales decreased due to eliminated distributed lines and declining in office-based instruments and pain management sales. Sales of hospital-based instruments increased as a result of the acquisition of the Omni-Tract line in December 2008.
Foreign exchange fluctuations, primarily due to the weakening of the euro, British pound, and Canadian, Australian and New Zealand dollars versus the dollar, accounted for a $4.6 million decrease in second quarter of 2009 revenues as compared to the same period last year.
We expect that the following factors will continue to temper sales growth in the short term: reduced spending by hospitals on capital equipment, the occurrence of fewer elective surgical procedures in the current global recessionary economic environment, and our recent elimination of many of the product lines we distributed for third parties. However, we do expect these factors to produce a benefit in our gross margin as a percentage of revenue, as most of our capital equipment products and products distributed for third parties tend to generate lower gross margins as compared to our other products.
While most of our products are not used in elective surgical procedures, approximately 9% of our revenues in the three-month period ended June 30, 2009 consisted of sales of capital equipment. Given the current economic conditions, lower hospital spending on capital equipment is expected to continue throughout 2009 and potentially beyond then. With our large installed base of capital equipment, such as Camino® intracranial pressure monitors, CUSA® ultrasonic surgical systems, and Radionics® image-guided surgery and stereotactic radio surgery systems, we expect to continue to generate revenue growth from the related disposable products. We expect to drive future revenue growth by continuing to launch new products and acquire businesses and products that can be sold through our existing sales organizations, and by gaining additional market share through the expansion of our Integra Extremity Reconstruction and Integra Spine sales organizations in the U.S. and leveraging the distribution channels in our Integra Spine, Integra NeuroSciences, and Integra OrthoBiologics sales organizations to broaden each organization’s access to spine surgeons. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.

Gross margin increased by $7.0 million to $106.0 million for the three-month period ended June 30, 2009, from $99.0 million for the same period last year. Gross margin as a percentage of total revenue was 64% for the second quarter 2009 compared to 63% for the same period last year. This increase results from a higher portion of product sales coming from higher margin implants, particularly spine and extremity reconstruction, in combination with reduced sales of lower margin instrument, distributed and capital products. The mix change offset a decrease in margin caused by an increase in inventory purchase accounting adjustments, where charges of $1.9 million related to Theken in the second quarter of 2009 versus charges related to our Precise Dental acquisitions affected the second quarter of 2008 by $0.2 million.
We expect our consolidated gross margin to improve in 2009 as sales of our higher gross margin implant products, particularly those from the spine business, are expected to continue to increase as a proportion of total revenues. Our gross margin as a percentage of sales will improve further if the U.S. dollar continues to weaken against the euro and British pound, as such a weakening would increase our euro and pound-denominated sales contrasted with a relatively lower cost to procure and produce inventory from foreign currency denominated sources in prior periods when the dollar was relatively stronger. Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue to result primarily from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Three Months Ended June 30,
	2009	2008
Research and development	6%	5%
Selling, general and administrative	41%	40%
Intangible asset amortization	2%	2%
Total other operating expenses	49%	47%
Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $7.8 million, or 11%, to $82.0 million in the second quarter of 2009 compared to $74.2 million in the second quarter of 2008. Research and development expenses in the second quarter of 2009 increased by $2.5 million to $10.3 million, compared to $7.8 million in the same period last year. Most of the increase in research and development spending is attributable to our spine business and our multi-center clinical trial to support FDA approval of the DuraGen Plus® Adhesion Barrier Matrix product.
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
Selling, general and administrative expenses in the second quarter of 2009 increased by $4.8 million to $68.3 million, compared to $63.5 million in the same period last year. Selling expenses increased by $4.1 million primarily due to increase in revenues and the corresponding commission costs, particularly in connection with our spine fixation product revenues, which generate relatively higher distributor commission costs. In addition to spine, selling expenses also increased in the first quarter of 2009 compared to the same period last year in connection with the acquisitions of the Integra Neurosciences Pty Ltd. in Australia and New Zealand and Omni-Tract businesses. General and administrative costs increased $0.7 million primarily due to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses. We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth.

Amortization expense in the second quarter of 2009 increased by $0.5 million to $3.5 million, compared to $3.0 million in the same period last year. The increase was primarily related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended June 30
	2009	2008
Interest income	$134	$444
Interest expense	(6,174)	(6,922)
Other income (expense)	(481)	(451)
Interest Income
Interest income decreased in the three months ended June 30, 2009 compared to the same period last year, primarily as a result of lower interest rates of return.
Interest Expense
Interest expense for the three months ended June 30, 2009 and 2008 included the impact of the additional interest expense from the adoption of FSP APB 14-1 (see Note 1 for more information). Interest expense decreased in the three-month period ended June 30, 2009, compared to the same period last year, primarily due to the settlement of our 2008 Notes, which were fully repaid in April 2008, and waiver fees paid in 2008. Our reported interest expense for the three-month periods ended June 30, 2009 and 2008, respectively, includes $4.8 million and $3.4 million of cash interest expense. The remainder of the expense represents non-cash interest expense related to the adoption of FSP APB 14-1 and the amortization of debt issuance costs.
Income Taxes

	Three Months Ended June 30,
(in thousands)	2009	2008
Income before income taxes	$17,384	$17,869
Income tax expense	6,159	5,592

Net income	$11,225	$12,277

Effective tax rate	35.4%	31.3%
Our effective income tax rate for the three months ended June 30, 2009 and 2008 was 35.4% and 31.3%, respectively. Income tax expense included certain discrete items in the quarter.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 33%.
SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
Revenues and Gross Margin
For the six-month period ended June 30, 2009, total revenues increased by $13.5 million or 4%, to $326.7 million from $313.2 million during the prior-year period. Domestic revenues increased by $20.6 million to $249.7 million and were 76% of total revenues, as compared to 73% of revenues in the six months ended June 30, 2008. International revenues decreased $7.1 million to $77.0 million, a decrease of 8% compared to the same period in 2008.

In the NeuroSciences category, sales of hospital capital equipment decreased from 2008, particularly in our Radionics® image-guided surgery and stereotactic radio surgery systems and ultrasonic surgery systems. We expect that hospitals will continue to spend less on capital equipment than in prior years for several more quarters. Revenues from implants, particularly our DuraGen family of products, continued to grow.
In the Orthopedics category, sales of our neurosurgical metal spine implants provided most of the year-over-year growth, and sales of extremity reconstruction products for skin/wound, mid/hindfoot, and upper extremity applications also grew accordingly to plan. Private label orthopedics revenues were down significantly.
In the Medical Instruments category, sales decreased due to eliminated distributed lines and declining in office-based instruments and pain management sales. Sales of hospital-based instruments increased as a result of the acquisition of the Omni-Tract line in December 2008.
Foreign exchange fluctuations, primarily due to the weakening of the euro, British pound, and Canadian, Australian and New Zealand dollars versus the dollar, accounted for a $9.8 million decrease in the six month period ended June 30, 2009 revenues as compared to the same period last year.
Gross margin increased by $15.9 million to $208.7 million for the six-month period ended June 30, 2009, from $192.8 million for the same period last year. Gross margin as a percentage of total revenue was 64% for the first two quarters of 2009, compared to 62% for this same period during 2008. This increase results from a higher portion of product sales coming from higher margin implants, particularly spine and extremity reconstruction, in combination with reduced sales of lower margin instrument, distributed and capital products. Inventory purchase accounting adjustment charges totaled $4.0 million in the six month period ended June 30, 2009 related to our Theken, Integra Neurosciences Pty. Ltd. in Australia and New Zealand, and Omni-Tract acquisitions, versus $3.4 million of charges in the same period during 2008 related to our Precise Dental and IsoTis acquisitions.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Research and development	6%	5%
Selling, general and administrative	41%	40%
Intangible asset amortization	2%	2%
Total other operating expenses	49%	47%
Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $15.1 million, or 10%, to $162.6 million in the first half of 2009, compared to $147.5 million in the same period last year.
Research and development expenses in the first half of 2009 increased by $5.4 million to $21.0 million, compared to $15.6 million in the same period last year. The increase was due largely to the acquisition of Theken in August 2008 and to increased spending in our multi-center clinical trial being conducted under a FDA Investigational Device Exemption initiated in 2006 to support FDA of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the first half of 2009 increased by $8.7 million to $134.7 million, compared to $126.0 million in the same period last year. Selling expenses increased by $9.7 million primarily due to increase in revenues and the corresponding commission costs, particularly in connection with our spine fixation product revenues, which generate relatively higher distributor commission costs. In addition to spine, selling expenses also increased in the first half of 2009 compared to the same period last year in connection with the acquisitions of the Integra Neurosciences Pty Ltd. in Australia and New Zealand and Omni-Tract businesses. General and administrative costs decreased $1.0 million from the prior period primarily due to decreases in cash bonus accruals and lower professional and consulting fees related to financial operations, partially offset by increases in connection with the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.

Amortization expense in the first six months of 2009 increased by $1.0 million to $6.9 million, compared to $5.9 million in the same period last year. The increase was primarily related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Interest income	$381	$1,131
Interest expense	(12,858)	(15,489)
Other income (expense)	(1,349)	1,056
Interest Income
Interest income decreased in the six-month period ended June 30, 2009, compared to the same period last year, primarily due to lower interest rates and lower average cash and investment balances.
Interest Expense
Interest expense for the six months ended June 30, 2009 and 2008 included the impact of the additional interest expense from the adoption of FSP APB 14-1 (see Note 1 for more information). Interest expense decreased in the six-month period ended June 30, 2009, compared to the same period last year, primarily due to the settlement of our 2008 Notes, which were fully repaid in April 2008, waiver fees paid in 2008, and a larger accretion of interest expense related to FSP APB 14-1.
Our reported interest expense for the six-month periods ended June 30, 2009 and 2008 include $6.6 million of cash interest expense. The remainder of the expense represents non-cash interest expense related to the adoption of FSP APB 14-1 and the amortization of debt issuance costs.
On March 17, 2008, our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In accordance with the terms of the 2008 Notes we paid approximately $0.2 million and $119.4 million and issued 12,000 and 756,000 shares of our common stock in March and April 2008, respectively. We borrowed $120 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid in April 2008. The changes in the estimated fair value of the contingent interest obligation increased/decreased interest expense by $25,000 for the six months ended June 30, 2008.
Other Income (Expense)
Other income (expense) decreased in the six months ended June 30, 2009, compared to the same period last year, primarily as a result of foreign exchange losses of $2.9 million in the six months ended June 30, 2009, compared to foreign exchange gains of $0.9 million in the six months ended June 30, 2008 Offsetting this loss in 2009 was $1.1 million of net gains related to the March and June 2009 repurchases of our 2010 Notes totaling $50.8 million (as defined below).

Income Taxes

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Income before income taxes	$32,331	$32,032
Income tax expense	11,539	10,705

Net income	$20,792	$21,327

Effective tax rate	35.7%	33.4%
Our effective income tax rate for the six months ended June 30, 2009 and 2008 was 35.7% and 33.4%, respectively. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United			Other
	States	Europe	Asia Pacific	Foreign	Total
Three months ended June 30, 2009	$127,086	$23,035	$7,935	$7,669	$165,725
Three months ended June 30, 2008	115,754	25,937	6,142	9,365	157,198
Six months ended June 30, 2009	249,671	46,429	15,129	15,446	326,675
Six months ended June 30, 2008	229,129	52,599	13,361	18,117	313,206
For the six months ended June 30, 2009, revenues from customers outside the United States totaled $77.0 million, or 24% of total revenues, of which approximately 60% were from European customers. Revenues from customers outside the United States included $59.4 million of revenues generated in foreign currencies. For the six months ended June 30, 2008, revenues from customers outside the United States totaled $84.1 million, or 27% of total revenues, of which approximately 63% were from European customers. Revenues from customers outside the United States included $60.4 million of revenues generated in foreign currencies. Because we have operations based in Europe and we generate revenues and incur operating expenses in euros, British pounds, Swiss francs, Canadian dollars, Australian dollars, New Zealand dollars, Mexican pesos, and the Japanese yen, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We currently do not hedge our exposure to foreign currency risk. Accordingly, fluctuations of the dollar against these other currencies could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $138.7 million and $183.5 million at June 30, 2009 and December 31, 2008, respectively.

Cash Flows

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$67,825	$18,371
Net cash used in investing activities	(12,410)	(6,136)
Net cash (used in) provided by financing activities	(104,220)	4,729
Effect of exchange rate fluctuations on cash	3,976	3,035

Net increase in cash and cash equivalents	$(44,829)	$19,999

Cash Flows Provided by Operating Activities
We have generated positive operating cash flows on an annual basis, including $72.6 million for the year ended December 31, 2008 and $67.8 million for the six months ended June 30, 2009, resulting from net income and non-cash add-backs, partially offset by deferred tax benefit and changes in working capital items.
Cash provided by operations has recently been, and is expected to continue to be our primary means of funding existing operations and capital expenditures. Despite comparable net incomes for the six months ended June 30, 2009 and June 30, 2008, operating cash flows increased in 2009 as a result of improved collections of accounts receivable, usage of prepaid expenses, particularly prepaid income taxes, reductions in inventory and other working capital adjustments.
Cash Flows (Used in) Provided by Investing and Financing Activities
Our principal use of funds during the six months ended June 30, 2009 was $44.8 million used to repurchase the liability component of the 2010 Notes and repayment of $60.0 million of our senior credit facility. These Notes had a face value amount of $50.8 million, and their purchase will result in overall reduced net interest costs. Other uses in the period included $8.3 million in capital expenditures and $4.1 million of payments related to previous business acquisitions
Working Capital
At June 30, 2009 and December 31, 2008, working capital was $206.4 million and $322.6 million, respectively. The decrease in working capital is primarily related to the inclusion of our 2010 Notes in current liabilities due to their maturity date.
Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest each June 1 and December 1 on our $114.2 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of June 30, 2009, the 2010 Notes are classified as current due to their maturity date. However, none of these conditions existed and, as a result, the entire balance of the 2012 Notes is classified as long-term.

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
In March 2009, we repurchased $32.1 million principal amount of the 2010 Notes and recognized a gain of $1.2 million. Total cash paid for this repurchase was $29.5 million of which $28.0 million related to repayment of the liability component of the Notes and $1.5 million for payment of accreted interest. In June 2009, we repurchased $18.7 million principal amount of the 2010 Notes and recognized a loss of $0.1 million. Total cash paid for this repurchase was $18.0 million of which $16.8 million related to repayment of the liability component of the Notes and $1.2 million for payment of accreted interest. The bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $114.2 million. In separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.
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
As of June 30, 2009 we had $200 million of outstanding borrowings under our credit facility at a weighted average rate of 1.32%. We used a portion of the proceeds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, we borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. During June 2009, we repaid $60.0 million of our outstanding borrowings. We consider $40.0 million of such outstanding amounts to be short-term in nature based on its current intent and ability to repay this borrowing. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when we intend to repay amounts under this credit facility, which expires in December, 2011. We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations, capital expenditures and potential acquisition-related earn-out payments in the near term.
Share Repurchase Plan
In October 2007, our Board of Directors adopted a program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2008 or during the first six months of 2009 under either of these programs.
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

Capital Resources
We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures, and potential acquisition-related earn-out payments in the near term based on our current intent. We regularly borrow under the credit facility and make payments with respect thereto and consider $40.0 million of such outstanding amounts to be short-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.
Contractual Obligations and Commitments
As of June 30, 2009, we were obligated to pay the following amounts under various agreements:

			1-3		More
		Less than	Years	3-5	than
	Total	1 Year	(in millions)	Years	5 years
Convertible Securities	$279.2	$114.2	$165.0	$—	$—
Revolving Credit Facility (1)	200.0	40.0	160.0	—	—
Interest on Convertible Securities	14.9	3.5	11.4	—	—
Employment Agreements (2)	5.5	3.1	2.4	—	—
Operating Leases	33.2	7.4	8.7	6.9	10.2
Purchase Obligations	10.4	1.4	9.0	—	—
Warranty Obligations	0.7	0.7	—	—	—
Pension Contributions	0.4	0.4	—	—	—

Total	$544.3	$170.7	$356.5	$6.9	$10.2

(1)
We regularly borrow and make payment each month against the credit facility and consider $40.0 million of such outstanding amounts to be short-term in nature based on our current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when we intend to repay amounts under this credit facility which expires in December 2011.

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
In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition. The purchase adjustments could require payments up to a total of approximately $122.0 million in 2009 and 2010, the actual amounts to depend primarily on the revenues attributable to the Theken Spine, LLC acquisition.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed. Certain of these estimates, such as the valuation of identifiable intangible assets, have been affected by lower revenues and profitability than had been originally anticipated. Such valuations have accordingly become more sensitive to factors such as prevailing interest rates and assumptions about market royalty rates.

Recently Adopted Accounting Standards
Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 is effective for our $330.0 million, of which $279.2 million remains outstanding, aggregate principal amount of our senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of FSP APB 14-1 for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date impacted by FSP APB 14-1	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6
The liability component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 5, “Debt.”
FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March, 2008 to June, 2012.
For the three months ended June 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.9 million. Accumulated amortization related to the debt discount was $19.0 million and $11.5 million as of June 30, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.3	$7.8	$6.7	$2.9
Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). The adoption of this standard did not have a material impact on our disclosure of EPS. See Note 9, “Net Income Per Share.”
Effective January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have been met at the acquisition date. Additionally, Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of Statement 141(R) could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward. No business combination transactions occurred during the three months ended June 30, 2009. The adoption of this standard did not have a material impact on our financial condition and results of operations.

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
In May 2009, the FASB issued and we adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. That is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial condition and results of operations.
Recently Issued Accounting Standards
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). When effective, SFAS 168 will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. We are required to report using SFAS 168 for the quarter ended September 30, 2009. We do not anticipate reporting under SFAS 168 to have a material impact on our financial statements.

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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of June 30, 2009, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $2.0 million on an annual basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant of those are described below.
In May 2006, Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “‘895 Patent”) held by the Company. The Company’s ‘895 Patent describes dural repair technology related to the Company’s DuraGen® family of duraplasty products.
The action sought declaratory relief that Codman’s DURAFORM® product does not infringe the Company’s ‘895 Patent and that the Company’s ‘895 Patent is invalid and unenforceable. The Company filed a counterclaim seeking a judgment that Codman’s DURAFORM® product infringes the ‘895 Patent. In August 2009, the parties settled the litigation for an immaterial amount and entered into covenants not to sue and mutual releases.
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
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as modified by the subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) have not materially changed other than the modifications to the risk factors as set forth below.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we had $211.8 million of goodwill and $50.0 million of indefinite-lived intangible assets as of June 30, 2009. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or we experience a significant change in discount rates used in the calculations of discounted cash flow, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of June 30, 2009, we had $167.4 million of other intangible assets.
The value of medical device businesses is often volatile, and the assumptions underlying our estimates made in connection with our assessments under SFAS No. 142 or 144 may change as a result of that volatility or other factors outside our control and may result in impairment charges. The amount of any such impairment charges under SFAS No. 142 or 144 could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced that it is reviewing the 510(k) Premarket Notification process, and there may be requirements for more extensive testing and/or clinical trials required for products cleared to market under the 510(k) process. The FDA may also require the more extensive PMA process for certain products. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials, including as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party intermediaries require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive and there is no guarantee that the FDA will approve the additional indications for use. If the FDA does not approve the additional indications for use, this could affect our ability to obtain reimbursement for these products and adversely affect our ability to compete against alternative products or technologies, which could affect our sales.

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
There were no such repurchases of our common stock during the quarter ended June 30, 2009 under this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 20, 2009 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Exchange Act. An aggregate of 28,143,464 shares of our common stock was outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of the common stock, with the results indicated below:
1. Election of directors to serve until the 2010 Annual Meeting. The following persons were elected. All were management’s nominees for election, and all were serving as directors. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

Nominee	For	Against	Abstain
Thomas J. Baltimore, Jr.	19,437,983	6,960,616	22,131
Keith Bradley	19,183,680	7,218,162	18,889
Richard E. Caruso	14,577,867	11,823,876	18,989
Stuart M. Essig	20,312,551	6,089,017	19,163
Neal Moszkowski	19,041,403	7,356,816	22,510
Raymond G. Murphy	26,247,217	151,067	22,447
Christian S. Schade	20,561,813	5,836,683	22,237
James M. Sullivan	15,059,091	11,339,311	22,332
Anne M. VanLent	20,571,498	5,830,218	19,015
2. Ratification of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was ratified. The tabulation of votes was as follows:

For	Against	Abstentions
26,088,817	299,309	32,608

ITEM 6.	EXHIBITS

10.1	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.2
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

10.3	Form of Restricted Stock Agreement for Mr. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

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

10.6	Form of Restricted Stock Agreement for 2008 and 2009 for Messrs. Carlozzi and Henneman (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS
CORPORATION

Date: August 6, 2009	/s/ Stuart M. Essig Stuart M. Essig
President and Chief Executive Officer

Date: August 6, 2009	/s/ John B. Henneman, III John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

10.2
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

10.3	Form of Restricted Stock Agreement for Mr. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

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

10.6	Form of Restricted Stock Agreement for 2008 and 2009 for Messrs. Carlozzi and Henneman (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith