Form 10-Q
period 2009-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2009-11-04
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 30, 2009 was 28,480,778.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total Revenue	$172,286	$167,028	$498,961	$480,234
Costs and Expenses:
Cost of product revenues	63,021	64,317	180,974	184,688
Research and development	11,525	34,718	32,470	50,309
Selling, general and administrative	69,915	87,660	204,618	213,624
Intangible asset amortization	4,005	3,224	10,922	9,170

Total costs and expenses	148,466	189,919	428,984	457,791

Operating income (loss)	23,820	(22,891)	69,977	22,443
Interest income	197	399	578	1,530
Interest expense	(5,493)	(6,955)	(18,351)	(22,444)
Other income (expense), net	(380)	(409)	(1,729)	647

Income (loss) before income taxes	18,144	(29,856)	50,475	2,176
Income tax expense (benefit)	3,712	(13,001)	15,251	(2,296)

Net income (loss)	$14,432	$(16,855)	$35,224	$4,472

Basic net income (loss) per share	$0.49	$(0.60)	$1.21	$0.16
Diluted net income (loss) per share	$0.49	$(0.60)	$1.20	$0.16
Weighted average common shares outstanding (See Note 9):
Basic	29,049	28,123	28,999	27,558
Diluted	29,400	28,123	29,232	28,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$106,747	$183,546
Trade accounts receivable, net of allowances of $13,027 and $10,052	101,379	112,417
Inventories, net	140,541	146,103
Deferred tax assets	20,939	24,135
Prepaid expenses and other current assets	26,189	31,191

Total current assets	395,795	497,392
Property, plant and equipment, net	70,834	70,382
Intangible assets, net	214,432	225,998
Goodwill	264,605	212,094
Other assets	27,570	20,148

Total assets	$973,236	$1,026,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$100,000
Convertible securities	94,233	—
Accounts payable, trade	20,345	22,964
Deferred revenue	4,083	3,053
Accrued compensation	19,379	16,030
Accrued expenses and other current liabilities	77,280	32,704

Total current liabilities	215,320	174,751
Long-term borrowings under senior credit facility	160,000	160,000
Long-term convertible securities	147,220	299,480
Other liabilities	20,274	19,474

Total liabilities	542,814	653,705
Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.01 par value; 60,000 authorized shares; 34,808 and 34,352 issued at September 30, 2009 and December 31, 2008, respectively	348	344
Additional paid-in capital	512,385	502,784
Treasury stock, at cost; 6,354 shares at September 30, 2009 and at December 31, 2008	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	19,700	6,314
Pension liability adjustment, net of tax	(1,061)	(959)
Retained earnings	151,430	116,206

Total stockholders’ equity	430,422	372,309

Total liabilities and stockholders’ equity	$973,236	$1,026,014

The accompanying notes are an integral part of these condensed consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$35,224	$4,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,116	21,944
In-process research and development	277	25,240
Deferred income tax benefit	(4,438)	(14,528)
Amortization of bond issuance costs	1,953	1,826
Non-cash interest expense	7,861	9,719
Payment of accreted interest	(3,995)	—
Gain on bond repurchases	(917)	—
Share-based compensation	11,521	28,725
Excess tax benefits from stock-based compensation arrangements	(14)	(1,362)
Other, net	—	18
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	11,664	(2,613)
Inventories	6,755	(679)
Prepaid expenses and other current assets	5,288	(30,817)
Other non-current assets	2,738	306
Accounts payable, accrued expenses and other current liabilities	(5,168)	1,088
Deferred revenue	20	427
Other non-current liabilities	306	1,733

Net cash provided by operating activities	96,191	45,499

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(4,786)	(77,844)
Purchase of intangible assets	(2,331)	—
Purchases of property and equipment	(13,951)	(9,293)

Net cash used in investing activities	(21,068)	(87,137)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	—	200,000
Repayments under senior credit facility	(100,000)	—
Repayment of loans	—	(119,558)
Repurchase of liability component of convertible notes	(60,877)	—
Proceeds from exercised stock options	2,630	9,193
Excess tax benefits from stock-based compensation arrangements	14	1,362

Net cash (used in) provided by financing activities	(158,233)	90,997

Effect of exchange rate changes on cash and cash equivalents	6,311	2,641

Net change in cash and cash equivalents	(76,799)	52,000
Cash and cash equivalents at beginning of period	183,546	57,339

Cash and cash equivalents at end of period	$106,747	$109,339

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
In the opinion of management, the September 30, 2009 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The December 31, 2008 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets, uncertain tax positions, fair value estimates of stock-based compensation awards, valuation allowances recorded against deferred tax assets, estimates of amounts to be paid to employees and other exit costs to be incurred in connection with the restructuring of our operations and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain reclassifications have been made to the prior-year financial statements to conform to the current year presentation.
New Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is effective for interim and annual periods ending after September 15, 2009. This pronouncement made the FASB Accounting Standards Codification the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles and supersedes all existing non-SEC standards. The references to accounting literature included in the footnotes herein have been updated to remove all references to superseded literature.

Debt
Effective January 1, 2009, the Company adopted the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance is effective for the $330.0 million (of which $261.6 million remains outstanding) aggregate principal amount of the senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes that were due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. The guidance requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of the guidance for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date impacted by the guidance	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6
The liability component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 5, “Debt.” The guidance also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March 2008 to June 2012.
The following table sets forth the effect of the retrospective application of the guidance on certain previously reported line items (in thousands, except per share amounts):
Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Originally		As	Originally		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense	$(4,249)	$(2,706)	$(6,955)	$(12,725)	$(9,719)	$(22,444)
Income tax expense (benefit)	(11,859)	(1,142)	(13,001)	1,807	(4,103)	(2,296)
Net income (loss)	(15,291)	(1,564)	(16,855)	10,088	(5,616)	4,472
Basic earnings per share	$(0.54)		$(0.60)	$0.37		$0.16
Diluted earnings per share	$(0.54)		$(0.60)	$0.35		$0.16
Condensed Consolidated Balance Sheets:

	December 31, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Other assets	$28,565	$(8,417)	$20,148
Long-term convertible securities	330,000	(30,520)	299,480
Additional paid-in capital	464,668	38,116	502,784
Retained earnings	132,219	(16,013)	116,206
Total stockholders’ equity	350,206	22,103	372,309

Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2008
	Originally		As
	Reported	Adjustments	Adjusted

Net income	$10,088	$(5,616)	4,472
Deferred income tax (benefit)	(10,425)	(4,103)	(14,528)
Non-cash interest expense	—	9,719	9,719
For the three months ended September 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.3 million. Accumulated amortization related to the debt discount was $20.1 million and $11.5 million as of September 30, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Covered Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.1	$7.5	$6.7	$2.9
Other New Accounting Pronouncements
Effective January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”) and requires retrospective application for all periods presented. The adoption of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 9, “Net Income (Loss) Per Share” for a further discussion.
Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations. The new guidance changes the practice for accounting for business combinations, such as requiring that the Company (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas the Company previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements would have been met at the acquisition date. Additionally, the new guidance provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of the new guidance could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of the Company’s acquisition related activities going forward. No business combination transactions occurred since the Company adopted the new guidance. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Company adopted the authoritative guidance for determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under the new business combination rules and the period of expected cash flows used to measure the fair value of the asset, and other generally accepted accounting principles. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Company adopted the authoritative guidance for the effective date of fair value measurements for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2009, the Company adopted the new authoritative guidance for disclosures about derivative instruments and hedging activities. The new guidance requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, the new guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since the new guidance requires only additional disclosures about our derivatives and hedging activities, the adoption of the new guidance does not affect our financial position or results of operations.
Effective January 1, 2009, the Company adopted the authoritative guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The new guidance mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Upon the adoption of the new guidance, equity instruments that a company issues that contain a strike price adjustment feature may no longer be considered indexed to the company’s own stock. Accordingly, adoption of the new guidance may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. The adoption of this guidance did not change the classification of the Company’s warrants issued in connection with the convertible debt.
In May 2009, the FASB issued and the Company adopted the new authoritative guidance for subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The new guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. That is, whether the date represents the date the financial statements were issued or were available to be issued. The new guidance is effective in the first interim period ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.
2. BUSINESS ACQUISITIONS
Minnesota Scientific, Inc.
In December 2008, the Company acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of the Company’s common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), working capital adjustments of $0.1 million and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. The Company has integrated Omni-Tract’s product lines into its combined offering of JARIT®, Padgett™, Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.
The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$1,501
Accounts receivable	1,324
Inventory	544
Other current assets	110
Property, plant and equipment	377
Intangible assets:		Wtd. Avg. Life
Technology	3,816	15 years
Trade name	13,084	Indefinite
Goodwill	3,098

Total assets acquired	23,854
Accounts payable and other current liabilities	335
Deferred tax liabilities — non current	6,030

Total liabilities assumed	6,365

Net assets acquired	$17,489

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
Integra Neurosciences Pty Ltd.
In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian Dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian Dollars) in future payments based on the performance of business in each of the three years after closing. With this acquisition of the Company’s long-standing distributor, the Company now has a direct selling presence in Australia and New Zealand.
The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$630
Inventory	1,234
Property, plant and equipment	66
Intangible assets:		Wtd. Avg. Life
Customer relationships	4,367	15 years
Trade name	90	1 year

Total assets acquired	6,387

Accounts payable and other current liabilities	70
Deferred tax liabilities — non current	1,388
Other non-current liabilities	628

Total liabilities assumed	2,086

Net assets acquired	$4,301

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008. The purchase price was finalized in the second quarter of 2009 with only minor changes being recorded for working capital adjustments.
Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $4.0 million. In addition, the Company may pay up to an additional $121.0 million in future payments based on the revenue performance of the business in each of the two years after closing, including the $52.0 million accrued at September 30, 2009. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.

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

		Discount rate
	Year net	including factor	Acquired
	cash In-flows	to account for	In-Process
	expected to	uncertainty of	Research and
Project	begin	success	Development

eDisc artificial lumbar disc	2013	23%	$ 13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2008 as if the acquisitions completed by the Company during 2008 had been completed as of the beginning of the period presented. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased interest expense, depreciation expense, intangible asset amortization, and income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to cost reductions or operating synergies. As a result, the pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands, except per share amounts)

Total Revenue	$170,722	$503,327
Net income	(19,543)	(1,463)
Net income per common share:
Basic	$(0.69)	$(0.05)
Diluted	$(0.69)	$(0.05)
Other
In August 2009, the Company acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition is the result of an auction process conducted by the bankruptcy trustee and approved by the U.S. Bankruptcy Judge for the District of Massachusetts. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. The Company acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and assumed certain of IST’s patent license agreements and related obligations.
The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at fair value with no related goodwill.
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Inventory	$4,238
Property, plant and equipment	2,974
Intangible assets:		Wtd. Avg. Life
Technology	2,055	10 years

In-process research and development	277	Expensed immediately

Total assets acquired	9,544
Accrued expenses	(20)

Net assets acquired	$9,524

3. INVENTORIES
Inventories, net consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Finished goods	$105,148	$109,033
Work-in process	27,116	21,883
Raw materials	36,710	38,688
Less: reserves	(28,433)	(23,501)

	$140,541	$146,103

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$212,094
Theken earn-out	49,598
Purchase price allocation adjustments	524
Foreign currency translation	2,389

Balance at September 30, 2009	$264,605

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This test was performed during the second quarter and resulted in no impairment for any of the periods presented.
During the third quarter of 2009, the Company recorded a $0.9 million impairment charge related to a technology-based intangible asset as a component of its cost of product revenues. The impairment charge relates to decisions made by management to discontinue development of the related technology. The Company also recorded a $0.6 million impairment charge related to a trade name in connection with the revised expected benefit from the related trade name.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	September 30, 2009			December 31, 2008
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,750	$(21,156)	$48,594	$67,154	$(15,658)	$51,496
Customer relationships	12 years	96,470	(34,123)	62,347	94,487	(26,104)	68,383
Trademarks/brand names	35 years	35,737	(8,335)	27,402	35,232	(6,547)	28,685
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Noncompetition agreements	5 years	6,681	(6,492)	189	6,449	(5,724)	725
Supplier relationships	30 years	29,300	(3,304)	25,996	29,300	(2,670)	26,630
All other	15 years	1,531	(1,011)	520	1,531	(836)	695

		$288,853	$(74,421)	$214,432	$283,537	$(57,539)	$225,998

Annual amortization expense is expected to approximate $20.3 million in 2009, $17.0 million in 2010, $16.7 million in 2011, $16.5 million in 2012, $13.8 million in 2013 and $80.8 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

5. DEBT
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165 million aggregate principal amount of its 2010 Notes and $165 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012 Notes, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at September 30, 2009 was approximately $95.1 million and $150.0 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. However, none of these conditions existed and, as a result, the 2012 Notes are classified as long-term. As of September 30, 2009, the 2010 Notes are classified as current due to their maturity date.
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
In March 2009, the Company repurchased $32.1 million principal amount of the 2010 Notes and recognized a gain of $1.2 million. Total cash paid for this repurchase was $29.5 million of which $28.0 million related to repayment of the liability component of the Notes and $1.5 million for payment of accreted interest. In June 2009, the Company repurchased $18.7 million principal amount of the 2010 Notes and recognized a loss of $0.1 million. Total cash paid for this repurchase was $18.0 million of which $16.8 million related to repayment of the liability component of the Notes and $1.2 million for payment of accreted interest. In September 2009, the Company repurchased $17.7 million principal amount of the 2010 Notes and recognized a loss of $0.2 million. Total cash paid for this repurchase was $17.3 million, of which $16.8 million related to repayment of the liability component of the 2010 Notes and $0.3 million for payment of accreted interest. For all of these transactions, the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $96.6 million. In separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.
See Note 1, “Basis of Presentation,” for a discussion of the liability component associated with the Covered Notes and the retrospective accounting change resulting from the adoption of the authoritative guidance effective January 1, 2009.

Senior Secured Revolving Credit Facility
As of September 30, 2009 the Company had $160.0 million of outstanding borrowings under this credit facility at a weighted average interest rate of 1.27%. The fair value of the $160.0 million outstanding borrowings on this credit facility at September 30, 2009 was approximately $147.3 million. The Company used a portion of the borrowings to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. During June 2009 and August 2009, the Company repaid $60.0 million and $40.0 million, respectively, of its outstanding borrowings. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowing after the next twelve-month period. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which expires in December 2011.
6. STOCK-BASED COMPENSATION
As of September 30, 2009, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1993 Plan, the 1996 Plan or the 1998 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The Company granted 62,500 and 222,290 stock options during the nine months ended September 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, there were approximately $5.4 million of total unrecognized compensation costs related to unvested stock options. These costs were expected to be recognized over a weighted-average period of approximately 2.0 years. The Company received proceeds of $2.6 million and $9.2 million from stock option exercises for the nine months ended September 30, 2009 and 2008, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2009, there was approximately $15.3 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan based on its terms.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$29	$72	$85	$215
Interest cost	150	362	435	1,083
Expected return on plan assets	(103)	(308)	(298)	(920)
Recognized net actuarial loss	114	6	331	17

Net period benefit cost	$190	$132	$553	$395

The Company made $0.2 million and $0.4 million of contributions to its defined benefit pension plans during the nine months ended September 30, 2009 and 2008, respectively.
8. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (Loss)	$14,432	$(16,855)	$35,224	$4,472
Foreign currency translation adjustment	7,661	(15,343)	13,386	(3,104)

Comprehensive (loss) income	$22,093	$(32,198)	$48,610	$1,368

9. NET INCOME (LOSS) PER SHARE
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$14,432	$(16,855)	$35,224	$4,472
Percentage allocated to common shares	99.3%	100.0%	99.3%	98.1%
Net income (loss) attributable to common shares	14,330	(16,855)	34,977	4,387
Weighted average common shares outstanding	29,049	28,123	28,999	27,558
Basic net income (loss) per common share	$0.49	$(0.60)	$1.21	$0.16

Diluted net income (loss) per share:
Net income (loss) attributable to diluted shares	$14,330	$(16,855)	$34,977	$4,387
Weighted average common shares outstanding — Basic	29,049	28,123	28,999	27,558
Effect of dilutive securities:
Stock options and restricted stock	351	—	233	600

Weighted average common shares for diluted earnings per share	29,400	28,123	29,232	28,158
Diluted net income (loss) per common share	$0.49	$(0.60)	$1.20	$0.16

Weighted average common shares outstanding	29,049	28,123	28,999	27,558

Weighted average common shares and other participating securities	29,400	28,123	29,232	28,158
Common share percentage	99.3%	100.0%	99.3%	98.1%
Diluted share percentage	99.3%	100.0%	99.3%	98.1%

As described in Note 1, “Basis of Presentation,” the Company adopted the authoritative guidance to determine whether instruments issued in share-based payment transactions are participating securities on January 1, 2009. Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The calculation of earnings per share for common stock shown above excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.
At September 30, 2009 and 2008, the Company had 2.6 million and 2.7 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended September 30, 2009 and 2008, 1.7 million and 0.6 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeds the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants, the amount of which is based on the Company’s average stock price, were also excluded from the diluted earnings per share calculation.
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
The Company presents its revenues in three categories: Orthopedics, NeuroSciences and Medical Instruments. The Company’s revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Orthopedics	$64,135	$53,848	$193,665	$155,996
NeuroSciences	67,228	68,014	188,407	192,146
Medical Instruments	40,923	45,166	116,889	132,092

Total Revenues	$172,286	$167,028	$498,961	$480,234

Certain of the Company’s products, including the DuraGen® and NeuraGen® product families and the INTEGRA® Dermal Regeneration Template and wound-dressing products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food as well as pharmaceuticals and medical devices, are increasingly subject to scrutiny from the press and regulatory authorities. These products constituted 22.1% and 21.0% of total revenues in each of the three-month periods ended September 30, 2009 and 2008, respectively. Accordingly, widespread public controversy concerning collagen products, new regulation, or a ban of the Company’s products containing material derived from bovine tissue could have a material adverse effect on the Company’s current business or its ability to expand its business.

Total revenues by major geographic area are summarized below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$132,143	$128,189	$381,814	$357,318
Europe	23,484	23,605	69,913	76,204
Asia Pacific	7,064	6,517	22,193	19,877
Other Foreign	9,595	8,717	25,041	26,835

Total	$172,286	$167,028	$498,961	$480,234

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
Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of those is described below.
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
In addition to this matter, we are subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 4, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (as modified by the subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We present revenues in three market categories: Orthopedics, NeuroSciences and Medical Instruments. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue engineered wound dressings and nerve and tendon repair products. Our neurosciences products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our medical instruments products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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
In the U.S., we have three sales channels. The largest sales channel, Integra Orthopedics, includes three sales organizations: Integra Extremity Reconstruction, which sells through a large direct sales organization, and Integra OrthoBiologics and Integra Spine, which each sell through specialty distributors focused on their respective surgical specialties. Integra NeuroSciences sells products through directly employed sales representatives. The Integra Medical Instruments market sales channel sells through two main sales organizations: Integra Surgical, which sells both directly and through distributors, and Miltex, which sells through distributors and wholesalers.
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
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23% and 22% of revenues for the nine months ended September 30, 2009 and 2008, respectively. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, have been subject to scrutiny from the media and regulatory authorities. Accordingly, widespread public controversy concerning collagen products, new regulations, or a ban of our products containing material derived from bovine tissue, could have a material adverse effect on our current business and our ability to expand.
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
ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the nine months ended September 30, 2009 not directly comparable to those of the corresponding prior-year period. See Note 2 to the unaudited condensed consolidated financial statements for a further discussion. Since the beginning of 2008, we have acquired the following businesses:
In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Theken”) for $75.0 million in cash, acquisition expenses of $2.4 million and working capital adjustments of $4.0 million. In addition, the Company may pay up to an additional $121.0 million in future payments based on the revenue performance of the business in each of the two years after closing, including the $52.0 million that has been accrued at September 30, 2009. Theken, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Theken, we acquired a unique and comprehensive portfolio of spinal implant products and a robust technology pipeline and demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong management team with extensive experience in the orthopedic spine market. Theken does not currently sell its products outside of the U.S. Accordingly, we expect that the business will benefit from Integra’s large international presence. The Theken products are now being marketed under the name Integra Spine™.
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

In December 2008, we acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of our common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), working capital adjustments of $0.1 million and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract is a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. We have integrated Omni-Tract’s product lines into our combined offering of JARIT®, Padgett™, Redmond™, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.
In August 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition was the result of an auction process conducted by the bankruptcy trustee and approved by the U.S. Bankruptcy Judge for the District of Massachusetts. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and assumed certain of IST’s patent license agreements and related obligations. These assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at fair value with no related goodwill.
RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2009 was $14.4 million, or $0.49 per diluted share, as compared with net loss of $(16.9) million, or $(0.60) per diluted share, for the three months ended September 30, 2008.
Net income for the nine months ended September 30, 2009 was $35.2 million, or $1.20 per diluted share, as compared with net income of $4.5 million, or $0.16 per diluted share, for the nine months ended September 30, 2008.
Executive Summary
The increase in net income for the three months ended September 30, 2009 over the prior-year period resulted primarily from decreases in operating expenses stemming from two significant charges recorded in the third quarter of 2008 in the pre-tax amounts of $25.2 million for in-process research and development related to the Theken acquisition, and a non-cash charge of $18.0 million in connection with the chief executive officer’s stock-based compensation. In addition, net income improved as our revenues increased by 3% in the period and our gross margin percentage increased from 61% in the 2008 period to 63% in 2009. Offsetting this somewhat was the impact of income taxes in the third quarter of 2009.
The increase in net income for the nine months ended September 30, 2009 over the prior-year period resulted primarily from decreases in operating expenses related to the significant third quarter 2008 charges described above and from a 4% increase in revenue, and an improvement in gross margin percentage from 62% in the 2008 period to 64% in 2009.

Our costs and expenses include the following charges (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Acquisition-related charges	$1,035	$26,131	$4,966	$26,584
Employee termination and related costs	—	—	646	—
Inventory fair market value purchase accounting adjustments	—	453	—	3,661
Facility consolidation, acquisition integration, manufacturing and distribution transfer, and system integration charges	96	238	488	802
Discontinued product lines	—	1,207	246	1,207
Incremental professional and bank fees related to (a) the delayed filing of financial statements and (b) waivers or possibility of obtaining waivers under our revolving credit facility	—	—	350	1,041
(Gain)/loss related to early extinguishment of convertible note	207	—	(916)	—
Non-cash interest expense related to the application of FSP APB 14-1	2,335	—	7,862	—
Stock-based compensation and other related charges	—	18,356	—	18,356
Impairment of long-lived assets	1,519	—	1,519	—
Litigation settlement	(253)	—	(253)	—
Foreign exchange loss on intercompany loan (1)	—	—	1,876	—

Total	$4,939	$46,385	$16,784	$51,651

(1)
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for the nine months ended September 30, 2009 and prior periods include foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

Of these amounts, $6.1 million and $6.5 million were charged to cost of product revenues in the nine-month periods ended September 30, 2009 and 2008, respectively. The remaining amounts, except for intangible asset amortization and interest expense, were charged to selling, general and administrative expenses.
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

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Orthopedics	$64,135	$53,848	$193,665	$155,996
NeuroSciences	67,228	68,014	188,407	192,146
Medical Instruments	40,923	45,166	116,889	132,092

Total revenue	172,286	167,028	498,961	480,234
Cost of product revenues	63,021	64,317	180,974	184,688

Gross margin on total revenues	$109,265	$102,711	$317,987	$295,546

Gross margin as a percentage of total revenues	63%	61%	64%	62%

THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues and Gross Margin
For the three months ended September 30, 2009, total revenues increased by $5.3 million, or 3.2%, to $172.3 million from $167.0 million for the same period during 2008. Domestic revenues increased by $3.9 million to $132.1 million, or 77% of total revenues, for the three months ended September 30, 2009 from $128.2 million, or 77% of total revenues, for the three months ended September 30, 2008. International revenues increased to $40.1 million from $38.8 million in the prior-year period, an increase of 3.4%.
Orthopedics revenues were $64.1 million, an increase of 19.1% over the prior-year period. Most of the increase came from sales of metal spine implants because we owned the Theken spine business for only two months during the 2008 period. Sales of metal implants for the mid- and hindfoot, engineered collagen products for skin and wound repair, and Integra Mozaik™ collagen/ceramic bone void filler also grew significantly.
NeuroSciences revenues were $67.2 million, down 1.2% from the prior-year period. Sales of implants, including the DuraGen® family of products, grew year-over-year, but were offset by declines in sales of hospital capital equipment, particularly in our critical care monitoring systems, Radionics® image guided surgery, and stereotactic radio surgery systems. We are uncertain when hospitals will begin to increase spending on capital equipment relative to the prior year; however, we expect that revenues from implants, particularly our DuraGen® family of products, will continue to grow.
Revenues in the Medical Instruments category were $40.9 million, down 9.4% from the prior year but up sequentially for the second quarter in a row. Sales decreased due to eliminated distributed product lines, the discontinuation of our Original Equipment Manufacturing (“OEM”) surgical lighting line of products, and declines in hospital-based instruments and pain management sales.
Foreign exchange fluctuations, primarily due to the weakening of the euro, British pound and Canadian dollar versus the U.S. dollar, accounted for a $1.7 million decrease in third quarter of 2009 revenues as compared to the same period last year.
We expect that the following factors will continue to temper sales growth in the short term: reduced spending by hospitals on capital equipment, the occurrence of fewer elective surgical procedures in the current global recessionary economic environment, our recent elimination of many of the product lines we distributed for third parties, and the discontinuation of our OEM surgical lighting line of products. However, we do expect these factors to produce a benefit in our gross margin as a percentage of revenue, as most of our capital equipment products and products distributed for third parties tend to generate lower gross margins as compared to our other products.

While most of our products are not used in elective surgical procedures, approximately 10% of our revenues in the three-month period ended September 30, 2009 consisted of sales of capital equipment. Given the current economic conditions, lower hospital spending on capital equipment could continue for the rest of 2009 and potentially beyond then. We expect to drive future revenue growth by continuing to launch new products and acquire businesses and products that can be sold through our existing sales organizations, and by gaining additional market share through the expansion of our Integra Extremity Reconstruction and Integra Spine sales organizations in the U.S. and leveraging the distribution channels in our Integra Spine, Integra NeuroSciences, and Integra OrthoBiologics sales organizations to broaden each organization’s access to spine surgeons. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.
Gross margin increased by $6.6 million to $109.3 million for the three-month period ended September 30, 2009, from $102.7 million for the same period last year. Gross margin as a percentage of total revenue was 63% for the third quarter 2009 compared to 61% for the same period last year. This increase results from a higher portion of product sales coming from higher margin implants, particularly spine and extremity reconstruction, in combination with reduced sales of lower margin instrument, distributed and capital products, partially offset by an impairment of technology assets of $0.9 million and increased reserves. In addition, the 2009 period contains less inventory purchase accounting adjustments, where charges of $0.6 million related to Theken in the third quarter of 2009 compared to $1.3 million related to this acquisition in the third quarter of 2008. The 2008 period also contained charges related to discontinued product lines totaling $1.2 million.
We expect our consolidated gross margin to improve for the rest of 2009 as sales of our higher gross margin implant products, particularly those from the spine business, are expected to continue to increase as a proportion of total revenues. Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue to result primarily from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2009	2008
Research and development	7%	21%
Selling, general and administrative	41%	52%
Intangible asset amortization	2%	2%

Total other operating expenses	50%	75%

Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, decreased $40.2 million, or 32%, to $85.4 million in the third quarter of 2009 compared to $125.6 million in the third quarter of 2008.
Research and development expenses in the third quarter of 2009 decreased by $23.2 million to $11.5 million, compared to $34.7 million in the same period last year. This decrease is due to a $25.2 million charge for In Process Research and Development (“IPRD”) associated with the Theken acquisition in 2008, partially offset by a $0.3 million IPRD charge in the third quarter of 2009. Excluding the IPRD charges, spending increased $1.7 million to $11.5 million, and most of the increase in spending is attributable to our spine business and our clinical trial to support FDA approval of expanded claims for our INTEGRA® Dermal Regeneration Template product.
We target 2009 spending on research and development to be between 6% and 7% of total revenues. Most of this planned spending for 2009 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.

Selling, general and administrative expenses in the third quarter of 2009 decreased by $17.8 million to $69.9 million, compared to $87.7 million in the same period last year, largely due to the 2008 non-cash charge of $18.0 million in connection with the chief executive officer’s stock-based compensation. Selling expenses increased by $1.5 million primarily due to the increase in revenues and the corresponding commission costs, particularly in connection with our spine product revenues, which generate relatively higher distributor commission costs. In addition to spine, selling expenses also increased in the third quarter of 2009 compared to the same period last year in connection with the acquisitions of the Integra Neurosciences Pty Ltd. in Australia and New Zealand and Omni-Tract businesses. Excluding the stock-based compensation charge in 2008, general and administrative costs decreased $1.2 million primarily due to lower legal fees driven by the settlement of our Codman litigation, lower consulting and professional fees related to our financial operations, which offset increases related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses. We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth.
Amortization expense in the third quarter of 2009 was $4.0 million, compared to $3.2 million in the same period last year. Increases related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses, and $0.6 million due to the impairment of a trade name, which were partially offset by reductions from fully amortized intangible assets.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	September 30
	2009	2008
Interest income	$197	$399
Interest expense	$(5,493)	$(6,955)
Other income (expense)	$(380)	$(409)
Interest Income
Interest income decreased in the three months ended September 30, 2009 compared to the same period last year, primarily as a result of lower interest rates of return coupled with the overall lower cash balances due to the use of $17.3 million for the repurchase of debt and $40.0 million of repayments under the senior credit facility during the period.
Interest Expense
Interest expense for the three months ended September 30, 2009 and 2008 included the impact of the additional interest expense from the adoption of the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1). Interest expense decreased in the three-month period ended September 30, 2009, compared to the same period last year, primarily due to reductions in the 2010 Notes and credit facility amounts outstanding resulting from our debt repayments. Our reported interest expense for the three-month periods ended September 30, 2009 and 2008, respectively, includes $2.4 million and $3.6 million of cash interest expense. The remainder of the expense represents non-cash interest expense related to the adoption of the authoritative guidance and the amortization of debt issuance costs.
Income Taxes

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)
Income (loss) before income taxes	$18,144	$(29,856)
Income tax expense (benefit)	3,712	(13,001)

Net income (loss)	$14,432	$(16,855)

Effective tax rate	20.5%	(43.5%)

Our effective income tax rate for the three months ended September 30, 2009 and 2008 was 20.5% and 43.5% (benefit), respectively. Income tax expense for the three months ended September 30, 2009 included the reversal of accruals for uncertain tax positions and the year-to-date adjustment to reflect our current view of the full year estimated tax rate.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 31%. The main contributor to the reduction in the rate for the period was a geographical shift of income from the U.S. to the foreign jurisdictions.
NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues and Gross Margin
For the nine-month period ended September 30, 2009, total revenues increased by $18.8 million or 3.9%, to $499.0 million from $480.2 million during the prior-year period. Domestic revenues increased by $24.5 million to $381.8 million and were 77% of total revenues, as compared to 74% of revenues in the nine months ended September 30, 2008. International revenues decreased $5.8 million to $117.1 million, a decrease of 4.7% compared to the same period in 2008.
Orthopedics revenues were $193.7 million, an increase of 24.1% over the prior-year period. Most of the increase came from sales of metal spine implants because we owned the Theken spine business for only two months during the 2008 period. Sales of metal implants for the mid- and hindfoot, engineered collagen products for skin and wound repair, and Integra Mozaik™ collagen/ceramic bone void filler also grew significantly. Sales of our private-label orthopedics products declined significantly as our customers reduced inventory in their distribution chains.
NeuroSciences revenues were $188.4 million, down 1.9% from the prior-year period. Sales of implants, including the DuraGen® family of products, grew year-over-year, but were offset by declines in sales of hospital capital equipment, particularly in our critical care monitoring systems, Radionics® image guided surgery, and stereotactic radio surgery systems. We are uncertain when hospitals will begin to increase spending on capital equipment relative to the prior year; however, we expect that revenues from implants, particularly our DuraGen® family of products, will continue to grow.
Revenues in the Medical Instruments category were $116.9 million, down 11.5% from the prior year but up sequentially for the second quarter in a row. Sales decreased due to eliminated distributed product lines, the discontinuation of our Original Equipment Manufacturing (“OEM”) surgical lighting line of products, and declines in hospital-based instruments and pain management sales.
Foreign exchange fluctuations, primarily due to the weakening of the euro, British pound, and Canadian dollar versus the U.S. dollar, accounted for an $11.6 million decrease in the nine-month period ended September 30, 2009 revenues as compared to the same period last year.
Gross margin increased by $22.5 million to $318.0 million for the nine-month period ended September 30, 2009, from $295.5 million for the same period last year. Gross margin as a percentage of total revenue was 64% for the first three quarters of 2009, compared to 62% for this same period during 2008. This increase results from a higher portion of product sales coming from higher margin implants, particularly spine and extremity reconstruction, in combination with reduced sales of lower margin instrument, distributed and capital products. Inventory purchase accounting adjustment charges totaled $4.6 million in the nine-month period ended September 30, 2009 related to our Theken and Integra Neurosciences Pty Ltd. in Australia and New Zealand acquisitions, versus $4.7 million of charges in the same period during 2008 related to our IsoTis and Theken acquisitions.

Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Nine Months Ended
	September 30,
	2009	2008
Research and development	7%	10%
Selling, general and administrative	41%	44%
Intangible asset amortization	2%	2%

Total other operating expenses	50%	56%

Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, decreased $25.1 million, or 9%, to $248.0 million in the first nine months of 2009, compared to $273.1 million in the same period last year.
Research and development expenses in the first nine months of 2009 decreased by $17.8 million to $32.5 million, compared to $50.3 million in the same period last year. This decrease resulted from a $25.2 million charge for IPRD associated with our Theken acquisition in 2008, partially offset by a $0.3 million IPRD charge in the third quarter of 2009. Excluding the IPRD charges, the increase resulted largely from the acquisition of Theken in August 2008 and to increased spending in our multi-center clinical trial being conducted under a FDA Investigational Device Exemption initiated in 2006 to support FDA approval of our DuraGen Plus® Adhesion Barrier Matrix product in the United States.
Selling, general and administrative expenses in the first nine months of 2009 decreased by $9.0 million to $204.6 million, compared to $213.6 million in the same period last year, largely due to the 2008 non-cash charge of $18.0 million in connection with the chief executive officer’s stock-based compensation. Selling expenses increased by $11.2 million primarily due to the increase in revenues and the corresponding commission costs, particularly in connection with our spine product revenues, which generate relatively higher distributor commission costs. In addition to spine, selling expenses also increased in the first nine months of 2009 compared to the same period last year in connection with the acquisitions of the Integra Neurosciences Pty Ltd. in Australia and New Zealand and Omni-Tract businesses. General and administrative costs, excluding the stock-based compensation charge in 2008, decreased $2.2 million from the prior period primarily due to decreases in cash bonus accruals, lower professional and consulting fees related to financial operations, and lower legal fees resulting from the settlement of our Codman litigation, which were partially offset by increases in connection with the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses.
Amortization expense in the first nine months of 2009 increased by $1.7 million to $10.9 million, compared to $9.2 million in the same period last year. The increase was primarily related to the acquisitions of the Theken, Integra Neurosciences Pty Ltd. in Australia and New Zealand, and Omni-Tract businesses, and $0.6 million due to impairment of a trade name.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Interest income	$578	$1,530
Interest expense	(18,351)	(22,444)
Other income (expense)	(1,729)	647
Interest Income
Interest income decreased in the nine-month period ended September 30, 2009, compared to the same period last year, primarily as a result of lower interest rates of return coupled with the overall lower cash balances due to the use of $64.9 million for the repurchase of debt and $100.0 million of repayments under the senior credit facility during the year.

Interest Expense
Interest expense for the nine months ended September 30, 2009 and 2008 included the impact of the additional interest expense from the adoption of the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1). Interest expense decreased in the nine-month period ended September 30, 2009, compared to the same period last year, primarily due to the settlement of our 2008 Notes, which were fully repaid in April 2008, waiver fees paid in 2008, and reductions in the 2010 Notes and credit facility amounts outstanding resulting from our debt repayments.
Our reported interest expense for the nine-month periods ended September 30, 2009 and 2008 include $8.6 million and $10.3 million of cash interest expense, respectively. The remainder of the expense represents non-cash interest expense related to the adoption of the authoritative guidance and the amortization of debt issuance costs.
On March 17, 2008, our 2008 Notes matured and we paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to the maturity date. The value of this contingent interest obligation was marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. In accordance with the terms of the 2008 Notes we paid approximately $0.2 million and $119.4 million and issued 12,000 and 756,000 shares of our common stock in March and April 2008, respectively. We borrowed $120.0 million under our credit facility in March 2008 in order to repay the 2008 Notes, which were entirely repaid in April 2008. The changes in the estimated fair value of the contingent interest obligation increased interest expense by $25,000 for the nine months ended September 30, 2008.
Other Income (Expense)
Other income (expense) decreased in the nine months ended September 30, 2009, compared to the same period last year, primarily as a result of foreign exchange losses of $3.5 million in the nine months ended September 30, 2009, compared to foreign exchange gains of $0.4 million in the nine months ended September 30, 2008. Offsetting this loss in 2009 was $0.9 million of net gains related to the March, June and September 2009 repurchases of our 2010 Notes totaling $68.4 million.
Income Taxes

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Income before income taxes	$50,475	$2,176
Income tax expense (benefit)	15,251	(2,296)

Net income	$35,224	$4,472

Effective tax rate	30.2%	(105.5)%
Our effective income tax rate for the nine months ended September 30, 2009 and 2008 was 30.2% and 105.5% (benefit), respectively. Income tax expense for the nine months ended September 30, 2009 included the reversal of accruals for uncertain tax positions and the year-to-date adjustment to reflect our current view of the full year estimated tax rate.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. The main contributor to the reduction in the rate for the period was a geographical shift of income from the U.S. to the foreign jurisdictions.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	United		Asia	Other
	States	Europe	Pacific	Foreign	Total
Three months ended September 30, 2009	$132,143	$23,484	$7,064	$9,595	$172,286
Three months ended September 30, 2008	128,189	23,605	6,517	8,717	167,028
Nine months ended September 30, 2009	381,814	69,913	22,193	25,041	498,961
Nine months ended September 30, 2008	357,318	76,204	19,877	26,835	480,234
For the nine months ended September 30, 2009, revenues from customers outside the United States totaled $117.1 million, or 23.5% of total revenues, of which approximately 59.7% were from European customers. Revenues from customers outside the United States included $89.3 million of revenues generated in foreign currencies. For the nine months ended September 30, 2008, revenues from customers outside the United States totaled $122.9 million, or 25.6% of total revenues, of which approximately 62.0% were from European customers. Revenues from customers outside the United States included $66.3 million of revenues generated in foreign currencies. Because we have operations based in Europe and we generate revenues and incur operating expenses in euros, British pounds, and other currencies, we experience currency exchange risk with respect to those foreign currency denominated revenues or expenses. We currently do not hedge our exposure to foreign currency risk. Accordingly, fluctuations of the dollar against these other currencies could negatively affect future gross margins and operating margins. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $106.7 million and $183.5 million at September 30, 2009 and December 31, 2008, respectively.
Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$96,191	$45,499
Net cash used in investing activities	(21,068)	(87,137)
Net cash (used in) provided by financing activities	(158,233)	90,997
Effect of exchange rate fluctuations on cash	6,311	2,641

Net (decrease) increase in cash and cash equivalents	$(76,799)	$52,000

Cash Flows Provided by Operating Activities
We have generated positive operating cash flows on an annual basis, including $72.6 million for the year ended December 31, 2008 and $96.2 million for the nine months ended September 30, 2009, resulting from net income and non-cash add-backs, partially offset by deferred tax benefit and changes in working capital items.
Cash provided by operations has recently been, and is expected to continue to be our primary means of funding existing operations and capital expenditures. Operating cash flows increased in 2009 as a result of increased net income, improved collections of accounts receivable, usage of prepaid expenses (particularly prepaid income taxes) and reductions in inventory and other working capital adjustments, partially offset by cash used in the purchase of inventory from IST of approximately $4.2 million.
Cash Flows Provided by Investing and Financing Activities
Our principal use of funds during the nine months ended September 30, 2009 was $60.9 million used to repurchase the liability component of the 2010 Notes and repayment of $100.0 million of our senior credit facility. These Notes had a face value amount of $68.4 million, and their purchase will result in overall reduced net interest costs. Other uses in the period included $14.0 million in capital expenditures (including $3.0 million purchased from IST), $2.3 million of intangible assets purchased from IST and $4.8 million of payments related to previous business acquisitions.
Working Capital
At September 30, 2009 and December 31, 2008, working capital was $180.5 million and $322.6 million, respectively. The decrease in working capital is primarily related to the inclusion of our 2010 Notes in current liabilities due to their maturity date and the $52.0 million accrued as the first earnout payment related to the Theken acquisition.
Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest each June 1 and December 1 on our $114.2 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of September 30, 2009, the 2010 Notes are classified as current due to their maturity date. However, none of these conditions existed and, as a result, the entire balance of the 2012 Notes is classified as long-term.
The Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2010 Notes will rank equal in right of payment to the 2012 Notes. The Notes are Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.
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
In March 2009, we repurchased $32.1 million principal amount of the 2010 Notes and recognized a gain of $1.2 million. Total cash paid for this repurchase was $29.5 million of which $28.0 million related to repayment of the liability component of the Notes and $1.5 million for payment of accreted interest. In June 2009, we repurchased $18.7 million principal amount of the 2010 Notes and recognized a loss of $0.1 million. Total cash paid for this repurchase was $18.0 million of which $16.8 million related to repayment of the liability component of the Notes and $1.2 million for payment of accreted interest. In September 2009, we repurchased $17.7 million principal amount of the 2010 Notes and recognized a loss of $0.2 million. Total cash paid was $17.3 million of which $16.0 million related to repayment of the liability component of the Notes and $1.3 million for payment of accreted interest. For all of these transactions the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $96.6 million. In separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.
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
As of September 30, 2009 we had $160 million of outstanding borrowings under our credit facility at a weighted average rate of 1.27%. We used a portion of the borrowings to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008 and $3.3 million of related accrued and contingent interest during March 2008. On July 28, 2008 and October 30, 2008, we borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. During June 2009 and August 2009, we repaid $60.0 million and $40.0 million, respectively, of our outstanding borrowings. We consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing after the next twelve-month period. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when we intend to repay amounts under this credit facility, which expires in December, 2011. We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations, capital expenditures and potential acquisition-related earn-out payments in the near term.
Share Repurchase Plan
In October 2007, our Board of Directors adopted a program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2008 or during the first nine months of 2009 under either of these programs.
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

Capital Resources
We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures, and potential acquisition-related earn-out payments in the near term based on our current intent. We regularly borrow under the credit facility and make payments with respect thereto and consider all such outstanding amounts to be long-term in nature. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.
Contractual Obligations and Commitments
As of September 30, 2009, we were obligated to pay the following amounts under various agreements (in millions):

			1-3		More
		Less than	Years	3-5	than
	Total	1 Year	(in millions)	Years	5 years
Convertible Securities	$261.6	$96.6	$165.0	$—	$—
Revolving Credit Facility (1)	160.0	—	160.0	—	—
Interest on Convertible Securities	14.9	3.5	11.4	—	—
Employment Agreements (2)	5.5	3.1	2.4	—	—
Operating Leases	32.1	7.3	8.1	6.5	10.2
Acquisition Obligations (3)	52.0	52.0	—	—	—
Purchase Obligations	9.8	8.9	0.9	—	—
Pension Contributions	0.4	0.4	—	—	—

Total	$536.3	$171.8	$347.8	$6.5	$10.2

(1)
We regularly borrow and make payment each month against the credit facility and consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when we intend to repay amounts under this credit facility which expires in December 2011.

(2)	Amounts shown under Employment Agreements do not include executive compensation or compensation resulting from a change in control relating to our executive officers.

(3)
The terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition. The purchase adjustments could require payments up to a total of approximately $121.0 million in 2009 and 2010, the actual amounts to depend primarily on the revenues attributable to the Theken Spine, LLC acquisition. Approximately $52.0 million of this amount has been accrued at September 30, 2009 relating to the Theken Spine, LLC acquisition.

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $13.9 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
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

Recently Adopted Accounting Standards
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is effective for interim and annual periods ending after September 15, 2009. This pronouncement made the FASB Accounting Standards Codification the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles and supersedes all existing non-SEC standards. The references to accounting literature included in the discussion herein have been updated to remove all references to superseded literature.
Debt
Effective January 1, 2009, we adopted the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance is effective for our $330.0 million (of which $261.6 million remains outstanding) aggregate principal amount of our senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively), and the $119.5 million exchanged portion of our contingent convertible subordinated notes due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. The guidance requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability. As of the date of issuance for the 2010 Notes and the 2012 Notes, and the date of modification for the 2008 Notes (collectively, the “Covered Notes”), the result of the impact of the guidance for each of the Covered Notes is as follows (in millions):

	2008	2010	2012
	Notes	Notes	Notes
Date debt impacted by the guidance	September 2006	June 2007	June 2007
Total Amount	$119.5	$165.0	$165.0
Liability Component	103.0	142.2	122.5
Equity Component	11.6	16.0	29.9
Deferred Tax Component	4.9	6.8	12.6
The liability component was recognized at the present value of its cash flows discounted using discount rates of 9.70%, 6.47% and 6.81%, our borrowing rate at the date of exchange of the 2008 Notes and the dates of the issuance of the 2010 Notes and the 2012 Notes, respectively, for a similar debt instrument without the conversion feature. For additional information, see Note 5, “Debt.”
The guidance also requires an accretion of the resultant debt discount over the expected life of the Covered Notes, which is March, 2008 to June, 2012.
For the three months ended September 30, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $2.3 million. Accumulated amortization related to the debt discount was $20.1 million and $11.5 million as of September 30, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized through 2012, the latest maturity date of the Notes, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$10.1	$7.5	$6.7	$2.9

Other Recently Adopted Accounting Standards
Effective January 1, 2009, we adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. In the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). The adoption of this guidance did not have a material impact on our disclosure of EPS. See Note 9, “Net Income Per Share.”
Effective January 1, 2009, we adopted the revised authoritative guidance for business combinations. This guidance changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets separately from goodwill, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target. Additionally, this guidance provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of this guidance could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward. No business combination transactions occurred during the three months ended September 30, 2009. The adoption of this guidance did not have a material impact on our financial condition and results of operations.
Effective January 1, 2009, we adopted the authoritative guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the new business combination rule and other generally accepted accounting principles. The adoption of this guidance did not have a material impact on our financial condition and results of operations.
Effective January 1, 2009, we adopted the authoritative guidance for the effective date of fair value measurements for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on our financial condition and results of operations.
Effective January 1, 2009, we adopted the authoritative guidance for disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since this guidance requires only additional disclosures about our derivatives and hedging activities, the adoption of this guidance does not affect our financial position or results of operations. The adoption of this guidance did not have a material impact on our financial condition and results of operations.
Effective January 1, 2009, we adopted the authoritative guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Equity instruments that a company issues that contain a strike price adjustment feature, upon the adoption of this guidance, may no longer being considered indexed to the company’s own stock. Accordingly, adoption of this guidance may change the current classification (from equity to liability) and the related accounting for such equity instruments outstanding at that date. The adoption of this guidance did not have a material impact on our financial condition and results of operations.
In May 2009, the FASB issued and we adopted the authoritative guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. That is, whether the date represents the date the financial statements were issued or were available to be issued. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

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
Interest Rate Risk — Senior Secured Credit Facility
We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of September 30, 2009, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase or decrease interest expense by approximately $1.6 million on an annual basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant item is described below.
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
In addition to this matter, we are subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

ITEM 1A.	RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as modified by the subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009) have not materially changed other than the modifications to the risk factors as set forth below.
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

•
potential legislative proposals have been considered that would result in major reforms in the U.S. healthcare system, that could have an adverse effect on our business, including a proposed excise tax on U.S. sales of medical devices, which, if enacted in accordance with certain proposals in pending legislation, could have a material adverse effect on our earnings;

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
Both the pressures to reduce prices for our products in response to or despite these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2008, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75 million through December 31, 2010. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no such repurchases of our common stock during the quarter ended September 30, 2009 under this program.

ITEM 6.	EXHIBITS

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS
CORPORATION

Date: November 4, 2009	/s/ Stuart M. Essig

Stuart M. Essig
President and Chief Executive Officer

Date: November 4, 2009	/s/ John B. Henneman, III

John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith