Form 10-K
period 2009-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2010-03-01
CIK 917520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $541.3 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock outstanding as of February 24, 2010 was 28,679,106.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 19, 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26

PART II
Item 4.	Reserved
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships, Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	50

PART IV
Item 15.	Exhibit and Financial Statements Schedules	51
Signatures		58
Exhibit 10.17
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.	BUSINESS

OVERVIEW

The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra, headquartered in Plainsboro, New Jersey, is a world leader in regenerative medicine. We employ approximately 3,000 people around the world who are dedicated to improving patient quality of life through the development, manufacturing and marketing of surgical implants and medical instruments. Our products are used to treat millions of patients every year, primarily in neurosurgery, orthopedics and general surgery. Revenues grew to $682.5 million in 2009, an increase of 4% from $654.6 million in 2008.

Founded in 1989, Integra has grown to be a leader in developing medical devices, particularly for neurosurgery, spinal surgery, and orthopedic surgery, and is one of the largest surgical instrument companies in the United States.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and instruments. Key elements of our strategy include:

Focusing on our customers.  We work with customers whose time is at a premium. We are committed to limit uncertainty by ensuring that we have the best trained staff, on-time delivery of our products and responsive service.

Marketing innovative medical devices.  We develop innovative medical devices for orthopedic surgery, neurosurgery and general surgery.

Investing in sales distribution channels to increase market penetration.  We have built a large sales team of approximately 350 sales professionals in the United States. Our European sales force consists of approximately 90 professionals and our rest-of-world sales force consists of approximately 30 professionals.

Developing innovative products based on core technologies.  We are a leader in regenerative technology. Our proprietary highly purified collagen scaffold technology provides the foundation of our products for duraplasty, dermal regeneration, nerve and tendon repair, and bone repair and regeneration.

Acquiring products that fit existing sales channels.  We acquire new products and businesses to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. We have completed 10 acquisitions since the beginning of 2007, have demonstrated that we can quickly and profitably integrate new products and businesses and have an active program to evaluate more such opportunities.

Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms and to drive short- and long-term revenue and earnings growth.

SALES AND DISTRIBUTION

In the United States, we have three sales channels — Integra Orthopedics, Integra NeuroSciences and Integra Medical Instruments. Within our Integra Orthopedics sales channel, we sell through a large direct sales organization, and through specialty distributors focused on their respective surgical specialties. Integra NeuroSciences sells products through directly-employed sales representatives. The Integra Medical Instruments sales channel sells directly and through distributors, and wholesalers.

PRODUCTS — OVERVIEW

Integra is a fully integrated medical device company offering thousands of products for the medical specialties which we target. Our objective is to develop, acquire or otherwise provide any product that will improve our service to our customers. These products include implants, instruments and equipment for neurosurgery, orthopedic surgery and general surgery. We distinguish ourselves by emphasizing the importance of the relatively new field of regenerative medicine.

In 2009, approximately 22% of our revenues came from surgical implants derived from our proprietary collagen matrix technology. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and lay down new native “extracellular matrix.” In their interaction with the patient’s body, our collagen matrices inhibit the formation of scar tissue, so the implant is absorbed over time, leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell regenerative medicine products through most of our sales channels.

ORTHOPEDICS PRODUCT PORTFOLIO

Our orthopedics market category includes products sold by our Integra Extremity Reconstruction and our Integra Spine and OrthoBiologics sales organizations.

Integra Extremity Reconstruction Product Portfolio

Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee, and the hand, wrist, elbow and arm below the shoulder.

Dermal Regeneration and Engineered Wound Dressings.  Our dermal repair and regeneration products (INTEGRA® Dermal Regeneration Template, INTEGRAtm Bilayer Matrix Wound Dressing, INTEGRAtm Matrix Wound Dressing, Integratm Flowable Wound Matrix) and the INTEGRAtm Bilayer Wound Matrix are used to treat the chronic wounds that can form on the foot, ankle and lower leg, severe burns, and scar contractures.

Integra’s matrix wound dressings are indicated for the management of wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-laser surgery, podiatric, and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds in the United States is approximately $1 billion.

There are currently 18 million people with diabetes in the United States. Approximately 15% of these patients incur one or more diabetic foot ulcers during their lifetime. This population is also 15 times more likely to suffer an amputation due to non-healing diabetic foot ulcers. However, approximately 85% of all amputations are preventable if proper intervention is provided. Approximately 500,000 adults seek treatment for venous leg ulcers annually in the United States.

Nerve and Tendon.  Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendons. To address these needs, we offer the NeuraGen® Nerve Guide and the NeuraWraptm Nerve Protector for peripheral nerve repair and protection, and the TenoGlide® Tendon Protector Sheet, all of which are based on our regenerative matrix technology platform. In 2009, we added to this family of products with the launch of the Inforce® Reinforcement Matrix, which may be used for any type of tendon injury that requires surgical reconstruction. We estimate that the worldwide market for the repair of severed, injured, compressed and scarred peripheral nerves is between $40 and $70 million. Tendon and ligament injuries are some of the most common musculoskeletal disorders. Industry sources estimate that there are approximately 700,000 tendon and ligament repair procedures in the United States annually, representing a $1.2 billion market.

Bone and Joint Fixation Devices and Instruments.  We offer the extremity reconstruction surgeon a comprehensive set of bone and joint fixation devices for upper and lower extremity reconstruction, including orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. Our products address both the trauma and reconstructive segments of the extremities market, an approximately $900 million market in the United States.

We are a leading developer and manufacturer of specialty implants and instruments specifically designed for foot and ankle surgery. In reconstruction of the lower extremities, our leading brands include Newdeal®, the Uni-CPtm Compression Plate, the BOLD® Cannulated Compression Screw, the Uni-Clip®, the Advansys® Mid and Hind Foot Plating Systems, the Hallu®-Fix System, the PANTA® Nail, and Qwix® and Large Qwix® stabilization screws, the HINTEGRA® total ankle prosthesis (sold outside the United States), and the Subtalar MBA® Implant System (Maxwell-Brancheau Arthroereisis System). Customers include orthopedic and podiatric surgeons specializing in lower extremity injuries, of which there are 2,300 and 6,200, respectively, in the United States. In 2009, we launched several new products, including the Hallu®-Lock MTP Arthrodesis System, multiple product line extensions to the highly successful Uni-CPtm Compression System, and the Panta® XL Arthrodesis Nail.

For upper extremity reconstruction, we offer the Universal2tm Total Wrist Implant System, which is recognized as the premier implant for wrist arthroplasty, a procedure that restores the function of the arthritic wrist. Other leading products offered include the Katalysttm Bipolar Radial Head System for elbow reconstruction, the Spidertm Limited Wrist Fusion System for intercarpal arthrodesis, the Viper® Distal Radius Plate for fracture fixation, the Kompressortm Compression Screw System for small bone fixation, the SafeGuard® Mini Carpal Tunnel Release System for treatment of carpal tunnel syndrome, and the EndoReleasetm Endoscopic Cubital Tunnel System for treatment of cubital tunnel syndrome.

Bone Graft Substitutes for Extremity Reconstruction.  Our comprehensive line of synthetic bone graft substitutes and demineralized bone matrix products includes three distinct product lines — Integra OS® Osteoconductive Scaffold, a bone void filler manufactured from beta tri-calcium phosphate and type I bovine collagen; Trel-Xtm demineralized bone matrix; and Trel-XC®, demineralized bone matrix premixed with cancellous bone.

Bone graft substitutes are used in many of the more than 700,000 extremity fusion and osteotomy procedures annually. The extremity reconstruction bone graft market is estimated at more than $50 million annually in the United States.

Integra Spine and OrthoBiologics Product Portfolio

In 2008, the United States spinal implant market, consisting of thoracolumbar fusion devices, cervical fusion devices, interbody fusion devices, and motion preservation technologies, was valued at approximately $4.2 billion, represents one of the most dynamic and growing segments of the orthopedic industry. Integra Spine provides comprehensive spinal solutions from the occiput to the sacrum, and has 15 spinal fusion systems, a full line of synthetic orthobiologics, minimally invasive spine solutions and motion preservation devices in development.

Spinal Fusion Devices.  Many people suffer from chronic back pain, which may be alleviated surgically with a spinal fusion, the process of removing the disc material and fusing two vertebrae together. However, the vertebrae cannot fuse unless bone touches bone. To create this union, surgeons utilize two types of fusion devices - supplemental fixation systems and interbody/vertebral body replacements.

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

Supplemental Fixation Systems.  According to industry sources, in 2008 the cervical market was valued at more than $700 million. The market consists of posterior and anterior fixation devices, which include plating and rod systems. Integra Spine offers several supplemental fixation systems for cervical procedures. We offer the Tethertm anterior cervical plating system for the anterior side, the Atolltm Occipital-Cervical-Thoracic (“OCT”) system for the posterior side, and the Manta Raytm System in the United States, an anterior cervical plate that provides a unique locking ring on the screw, which eliminates the need for a secondary locking mechanism. With the addition of the Atolltm OCT System in May 2009, Integra Spine now offers spinal fusion solutions throughout the entire spine, from occiput to sacrum.

The degenerative disc market is the largest market segment within the spinal implant market. The majority of the procedures are for patients with degenerative disc disease requiring fusion in the lower lumbar region of the spine. Lower back pain affects approximately 80% of Americans at some point in their lives. When back pain is severe, a pedicle screw system may be used to alleviate the chronic back pain and limited mobility caused by various spinal disorders, including spinal tumors. We address this market with the Coraltm Spinal System used for the correction and stabilization of the lumbar or lower region of the spine, and to correct spinal deformities. In 2009, we introduced the Coraltm Extended Tab Spinal Screw Series for the correction of spinal deformities, such as spondylolisthesis and scoliosis, and 5.5m Coraltm cobalt chrome rods for use in spinal correction and fusion procedures. For 2010, the United States deformity market is estimated to be approximately $539 million.

Interbody/vertebral body replacements.  Integra Spine offers a number of interbody/vertebral body replacement devices (“IBD”). These include Vu e-PODtm, Vu L-PODtm, L-PODtm, Vu c-PODtm and Vu Meshtm devices. Each of these devices is a small cage with a unique shape. They are used to hold the graft in place to ensure a successful fusion.

In 2009, the Vu e-PODtm and Vu L-PODtm devices received clearance from the FDA to be marketed as a spinal IBD. Prior to receiving the IBD status, the devices were cleared by the FDA as spinal vertebral body replacement devices (VBR). The dual classification gives the surgeon a broader range of usages: as an adjunct to fusion in patients with degenerative disc, as well as to replace a collapsed, damaged or otherwise unstable vertebral body due to tumor or trauma. The IBD market for 2008 was estimated at $1.05 billion.

OrthoBiologics.  Integra offers a comprehensive family of orthobiologic products and deploys an established network of distributors focusing on orthopedic surgeons. We market and sell a range of innovative bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and dental applications. Integra is one of the largest companies in the world focused on advanced technology in orthobiologics. We believe that our product portfolio consists of some of the most well-established orthobiologic brands, such as Integra Mozaiktm Osteoconductive Scaffold, the Accell® family of demineralized bone matrix products, which includes Accell Evo3®, launched in 2009, and DynaGraft® II and OrthoBlast® II. Our synthetic bone product line consists of beta-tricalcium phosphate (“TCP”) grafts and putty and is manufactured with the patented TheriForm® technology, which controls the porosity and structure of the product, makes the product unique, and enhances its performance.

The United States market size for bone graft substitutes in orthopedic spinal procedures is estimated at $1.4 billion. Additional opportunities exist in orthopedic reconstructive applications.

Minimally Invasive Solutions.  In September 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”). IST designed, developed, manufactured and sold spinal implant products focused on minimally invasive surgery and motion preservation techniques. Minimally invasive fixation systems offer surgeons an opportunity to deliver pedicle screws with a small incision, potentially reducing blood loss and recovery time. This acquisition provided us with innovative products that were available soon after acquisition, as well as intellectual property that will support a pipeline of new products, particularly in the rapidly growing field of minimally invasive spine surgery.

The product lines acquired in the acquisition of IST’s assets include the Paramount® MIS/Open system for percutaneous lumbar fusion procedures, the Paramount® interbody fusion system, and the Cordanttm anterior cervical plating system, as well as the product development assets related to IST’s Axienttm product line for posterior dynamic stabilization. In addition, to the Paramount® system, we offer a posterior lumbar mini-open retractor system, the iPASSAGE. This unique retractor offers a number of blade options as well as a light source.

NEUROSCIENCES PRODUCT PORTFOLIO

Our Integra NeuroSciences sales organization sells a full line of products for neurosurgery. We have products for each step of a cranial procedure and the care of the patient after the operation. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“ICU”). We also offer a wide array of implants for neurosurgery and spine surgery, including a complete set of duraplasty products and biomaterials for spine surgery.

Duraplasty Products.  In the United States, over 225,000 craniotomy procedures are performed each year. Most of these surgeries breach the dura mater, which is the tough, fibrous membrane that surrounds and protects the tissue of the brain and spinal cord. The breach must be repaired, either by suturing or applying a dural graft to prevent cerebrospinal fluid leaks and facilitate wound healing. Since the introduction of the DuraGen® Dural Graft Matrix in 1999, the first onlay collagen graft for dural repair, we have become the market leader in sutureless closure of dural defects in the United States. We subsequently launched DuraGen Plus® Dural Regeneration Matrix in 2003, Suturable DuraGentm Dural Regeneration Matrix in 2005, and DuraGen XStm Dural Regeneration Matrix in 2007, demonstrating our sustained commitment to providing the neurosurgical community with innovative technology and materials for the management of dural defects. These products are alternatives to autologous tissue grafts taken from elsewhere in the patient’s body.

Tissue Ablation Equipment.  Ultrasonic surgery uses high frequency acoustic pulses to selectively dissect soft tissues according to their density, leaving fibrous tissues, such as nerves and blood vessels, relatively unaffected. As a result, it facilitates the ablation of unwanted tissue adjacent or attached to vital structures. Integra’s CUSA® tissue ablation system has been a leading ultrasonic surgical aspirator for over 25 years. Our product offerings include the CUSA EXcel®, CUSA Selector® and CUSA Dissectrontm (sold internationally). In 2009, we introduced the CUSA Excel Ultrasonic Surgical Ablation System and the CUSA NXTtm Ultrasonic Tissue Ablation System. Accessories for and features of these systems include the TissueSelecttm, the CUSA Electrosurgery Module (CEMtm) and the newly introduced CUSA ShearTiptm.

Our market-leading CUSA® tissue ablation systems are used in over 100,000 procedures annually, at over 2,000 centers around the world for the removal of brain tumors, epilepsy foci, as well as gynecological and liver tumors. According to industry sources, the total United States market for ultrasonic tissue ablation products is over $60 million. Applications for ultrasonic tissue ablation technology continue to expand, both within neurosurgery and in other surgical specialties, and we are developing accessories, such as new tips and handpieces, to meet these new clinical applications. We expect the market to continue to grow.

Cerebral Spinal Fluid (“CSF”) Management Devices.  CSF drainage is an important component of managing the intracranial pressure of a neuro-compromised patient or a patient undergoing abdominal aortic aneurysm surgery. In 2007, over 300,000 procedures in the United States were performed using lumbar or ventricular drainage systems, representing an estimated $100 million market.

Hydrocephalus is a condition in which the primary characteristic is excessive accumulation of CSF in the brain. It is most commonly treated by inserting a shunt into the ventricular system of the brain. The shunt is designed to divert the flow of CSF out of the brain to an appropriate drainage site, such as the peritoneal cavity or the heart’s right atrium, and through a pressure valve to maintain a normal level of CSF within the ventricles. Each year there are approximately 50,000 new implants and revision cases to treat hydrocephalus. Integra currently offers a diverse line of hydrocephalus management products, including a wide variety of valves and ventricular, lumbar, peritoneal and cardiac catheters.

Cranial Stabilization Equipment.  Most neurosurgery procedures require that the head is held rigidly during the operation. The MAYFIELD® line of cranial stabilization equipment fixes the head in an orientation determined by the surgeon; the device contacts the head via skull pins that are held in a frame that is anchored to the operating table and can be adjusted in multiple planes of movement.

The MAYFIELD® system is used worldwide in over 200,000 brain procedures annually. Treatments using MAYFIELD® include head trauma injuries, pediatric disorders such as hydrocephalus, biopsies, cancer removal, and treatments for cerebrovascular disorders such as aneurysms, and neurodegenerative disorders such as Parkinson’s disease or epilepsy. In 2009, we launched the MAYFIELD® Infinity XR2 Radiolucent Cranial Stabilization System.

Intracranial Monitoring Equipment.  The neurosurgical intensive care unit monitors a patient’s post-operative condition, following most neurosurgical procedures involving craniotomy. We offer the leading products for monitoring intracranial pressure (the Camino® ICP monitor) and metabolic activity (LICOX® brain tissue monitoring system) and equipment for the drainage of excess CSF (the AccuDrain® Extermal Ventricular Drainage Systems).

Our Camino® and LICOX® monitoring systems are also used in the treatment of Traumatic Brain Injury (“TBI”). TBI is a major public health problem and costs the United States an estimated $56 billion a year. More than five million Americans alive today have had a TBI, resulting in a permanent need for help in performing daily activities, and TBI survivors are often left with significant cognitive, behavioral, and communicative disabilities. Research has shown that not all brain damage occurs at the moment of impact, but frequently evolves over the ensuing hours and days after the initial injury. The secondary damage may be controlled, in part, by monitoring and managing intracranial pressure and brain tissue oxygen.

MEDICAL INSTRUMENTS PRODUCT PORTFOLIO

We are one of the leading surgical instrument companies in the United States, providing more than 60,000 instrument patterns and surgical products to hospitals, surgery centers, and dental, podiatry, veterinary and physician offices.

Integra Surgical

Integra Surgical is a leading supplier of innovative, high-quality operating room instrumentation and surgical lighting. The Jarit® instrument line offers a comprehensive selection of reusable surgical instruments that provides a complete solution for laparoscopic, general, cardiovascular, neuro, gynecological, and orthopedic surgical specialties. Luxtec® products lead the surgical illumination market. These products include market leading Xenon illumination systems, digital video recording systems, fiber optic cables and surgical loupes. Innovative market-leading Omni-Tract® Surgical table retractor systems offer surgeons and operating rooms the benefits of light weight, fewer parts, and fast, easy set up.

Miltex

Miltex, Inc. has established itself as one of the largest and most respected suppliers of hand-held instruments in the alternate site market, which includes surgical, dental, podiatry and animal health markets. Our extensive product portfolio of over 30,000 line items, in combination with our strong distributor partnerships, allows us to reach a broad spectrum of providers, both domestically as well as internationally.

Miltex’s extensive product portfolio of hand-held surgical instrumentation encompasses all of the clinical specialties that are significant within the non-acute setting including female patient care, the aesthetics marketplace, ENT, ophthalmology and all other venues that provide surgical care outside of the hospital. We also are a major player in veterinary specialties, such as dentistry and orthopedics, as well in the emerging life sciences sector.

Miltex is recognized as a premium manufacturer of dental instruments related to hygiene, oral surgery, periodontal and endodontic instrumentation. The Miltex dental portfolio contains the well recognized premium brand names, Miltex, Thompson, Moyco and Union Broach. We offer the dental market the largest array of choices in extraction forceps, market leadership in sterilization cassettes and unique intra-oral lighting technologies. Miltex has successfully incorporated one of Integra’s regenerative collagen materials into its oral surgery and periodontal offerings and continues to work in consort to bring additional opportunities to the industry.

RESEARCH AND DEVELOPMENT STRATEGY

We spent $44.3 million, $60.5 million and $30.7 million in 2009, 2008 and 2007, respectively, on research and development activities. The 2009 amount includes $0.3 million of in-process research and development charges recorded in connection with the IST acquisition. The 2008 amount includes $25.2 million of in-process research and development charges recorded in connection with the acquisition of Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively “Integra Spine”). The 2007 amount includes $4.6 million in-process research and development charges recorded in connection with the IsoTis acquisition. Increases in research and development expenditures will accelerate the development of new devices for neurosurgery, extremity reconstruction and orthobiologics.

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

Regenerative Products.  Because implants represent a fast-growing, high-margin market segment for us, a large portion of our research and development expenditure is allocated to the development of these products. Our regenerative product development portfolio focuses on applying our expertise in biomaterials and collagen matrices to support the development of innovative products targeted at neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, nerve repair, and wound dressing applications. Our focus on technological advancement, product segmentation and differentiation activities will continue to drive our activities in each of these areas.

Neurosurgery.  We have prioritized our portfolio to align with the largest, fastest growing and most profitable segments of the neurosurgical markets we serve. Our 2010 research and product development efforts are focused on extending our leadership positions in dural repair, and developing the next tissue ablation system, a new critical care neuromonitoring system and an advanced shunt for the management of hydrocephalus. We serve many segments of the neurosurgical market place and have other projects in place to enhance our existing brain mapping, tissue ablation and stereotactic devices.

Extremity Reconstruction.  We continue to build and expand the capabilities of our product development team, focusing on the development of fixation devices for upper and lower extremity reconstruction, skin, nerve and soft tissue products, and have structured a robust product development program that will advance our product offerings. This program includes the development of devices for both the upper and lower extremities. In 2009, we launched five significant extremities products: three for use in lower extremity procedures, one for soft tissue reinforcement, and one new skin product offering.

Spine.  Our 2008 acquisition of Integra Spine expanded our product development engine with a strong engineering team, prototyping and mechanical testing capabilities and a portfolio of active spine implant product developments. We continued our growth strategy in 2009 with the acquisition of most of the assets of IST, which gave us an entrée into the rapidly growing, minimally invasive spine market. In 2009, Integra Spine introduced five products, including the Paramount® minimally invasive spine system, a series of interbody spinal implants made of PEEK-Optima® polymers from Invibio Limited, two additions to the Coraltm Spinal System and the Atolltm Occipital-Cervical-Thoracic (OCT) System, a posterior cervical spinal fixation system. With the addition of the Atolltm OCT System, we now offer spinal fusion solutions throughout the entire spine, from occiput to sacrum.

OrthoBiologics.  We have built a strong orthobiologic product development capability that leverages our Accell® family of demineralized bone matrix product lines and our Integra Mozaiktm Osteoconductive Scaffold, resorbable bone void filler product line. We continue to develop line extensions based on these foundation technologies that further complete our offerings. In 2009, we expanded our Accell Evo3® product line, offering a smaller size option for surgeons, which is particularly useful in procedures where smaller amounts of demineralized bone matrix are required. We integrated the Therics research and development program, which was acquired as part of the 2008 Integra Spine acquisition, into the overall orthobiologics research and development program. We will look to further develop products based on this technology to create synthetic materials with unique architecture and chemistry.

COMPETITION

Competitors in the spine and orthobiologics markets include Alphatec Spine, Inc., Johnson & Johnson, Globus Medical Inc., Medtronic, Inc., NuVasive, Inc., Orthofix, Stryker Corporation, Synthes, Inc., and Zimmer, Inc., and also include several smaller, biologic-focused companies, such as Orthovita and Osteotech.

Our competitors in the neurosurgery markets are the Aesculap division of B. Braun, Johnson & Johnson, Medtronic, Inc. and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery.

Our competition in extremity reconstruction includes Johnson & Johnson, Small Bone Innovations, Inc., Synthes, Inc., Stryker Corporation, Tornier, Inc., Wright Medical Group, Inc. and Zimmer, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.

We believe that we are the second largest reusable surgical instrument company in the United States. We compete with the Aesculap division of B. Braun, as well as the largest reusable instrument business, V. Mueller, a division of CareFusion. In addition, we compete with Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments.

Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete on the basis of our products’ features, strength of our sales force or distributor, sophistication of our technology and cost effectiveness of our solution to the customer’s medical requirements.

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

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FFDCA”), an approved Premarket Approval application (or supplemental PMA application) or an approved Product Development Protocol. Obtaining these approvals and clearances can take up to several years and involves preclinical studies and clinical testing. The FDA has announced that it is reviewing the 510(k) Premarket Notification process which may result in more extensive testing and clinical trial requirements. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption (“IDE”) from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country we are exporting to and maintain certain records relating to exports and make these available to the FDA for inspection, if required.

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

Integra manufactures medical devices derived from human tissue (demineralized bone tissue).

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

Section 361 of the Public Health Service Act (“PHSA”), authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting.

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

Postmarket Requirements.  After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the FDA Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA’s general prohibition against promoting products for unapproved or ‘off-label’ uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FFDCA.

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

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the protection requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. The EU has revised the Medical Device Directive (93/42/EC as amended by 2007/47/EC) and these revised regulations are effective March 21, 2010. Compliance with these regulations requires extensive documentation and clinical reports for all of our products sold in the EU, as well as revisions to labeling and other requirements to comply with the revisions. A recognized Notified Body audits our facilities annually to verify our compliance with these standards. Australia, China, Japan and other countries have issued new regulations and requirements for obtaining approval of medical devices, including requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products for medical devices with which we must comply with in order to sell our products in those countries.

In the EU, our products that contain human derived tissue, including those containing demineralized bone material, are not medical devices as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Due to the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.

Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy (“BSE”), otherwise known as mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors — Certain Of Our Products Contain Materials Derived From Animal Sources And May Become Subject To Additional Regulation.”

We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Item 1A. Risk Factors — Oversight Of The Medical Device Industry Might Affect The Manner In Which We May Sell Medical Devices.”

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act and local laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

In addition to the above regulations, we are and may be subject to regulation under federal and state laws, including, but not limited to, requirements regarding occupational health and safety, laboratory practices and the maintenance of personal information, including personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We also are subject to other present, and could be subject to possible future, local, state, federal and foreign regulations.

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

AccuDrain®, Accell®, Accell Evo3®, Atolltm, Auragentm Bold®, Buzztm, Camino®, CRW®, Coraltm, CUSA®, CUSA Excel®, DenLite®, Dissectrontm, DuraGen®, DuraGen Plus®, DynaGraft® II, Hallu® -Fix, HINTEGRA®, ICOStm, Inforce®, Integra®, Integra Mozaiktm, Integra OS®, Jarit®, LICOX®, LimiTorrtm, Luxtec®, Manta Raytm, Miltex®, NeuraGen®, NeuraWraptm, Newdeal®, OmniSight®, OmniTract®, OrthoBlast® II, OSV II®, Qwix®, Padgett®, Panta®, Paramount®, Radionics®, Redmondtm, Rugglestm, Safeguard®, Selector®, Subtalar MBA®, TenoGlide®, Tethertm, Trel-Xtm, Trel-XC®, Tibiaxys®, Uni-Clip®, Ventrixtm, XKnife® and the Integra wave logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES

At December 31, 2009, we had approximately 3,000 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about our geographical areas is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — International Revenues and Operations” and in our financial statements Note 14, “Segment and Geographic Information,” to our Consolidated Financial Statements.

SOURCES OF RAW MATERIALS

In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. Our policy is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.

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

Certain of our demineralized bone matrix products contain human tissue in the form of ground cortical and cancellous bone. We source the bone tissue only from FDA and the American Association of Tissue Banks (“AATB”) registered and inspected tissue banks. The donors are rigorously screened, tested, and processed in accordance with the FDA and AATB requirements. Only donated tissue from FDA and AATB registered, inspected, non-profit tissue banks is qualified to source for our raw materials. Additionally, each donor must pass all of the FDA-specified bacterial and viral testing before the raw material is distributed to Integra for further processing. We receive with each donor lot a certification of the safety of the raw material from the tissue bank’s medical director.

As an added assurance of safety, each lot of bone is released into the manufacturing process only after our staff of quality assurance microbiologists screens the incoming bone and serology test records. During our manufacturing process, the bone particles are subjected to our proprietary process and terminally sterilized. We have demonstrated through our testing that this type of rigorous processing further enhances the safety and effectiveness of our demineralized bone material products.

SEASONALITY

Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles.

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

Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	current economic conditions, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field corrections or recalls;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture our products efficiently;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers; and

•	inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices) which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies.

The industry and market segments in which we operate are highly competitive, and we may be unable to compete effectively with other companies.

In general, there is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products. Our competitors may be able to gain market share by offering lower-cost products or by offering products that enjoy better reimbursement methodologies from third-party payors, such as Medicare, Medicaid and private healthcare insurance.

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

Our largest competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson, Stryker Corporation and the Aesculap division of B. Braun Medical Inc. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant market include Medtronic, Inc., Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, Inc., NuVasive, Inc., Globus Medical, Inc., Alphatec Spine, Inc. and Orthofix. In surgical instruments, we compete with V. Mueller, as well as Aesculap. In addition, we compete with Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. The competitors in our orthobiologics market include such well-established companies as Medtronic, Inc., Synthes Inc. and Johnson & Johnson and also include several smaller, biologic-focused companies, such as Osteotech and Orthovita. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2007, we have acquired 10 businesses or product lines at a total cost of approximately $285.3 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.

Our future financial results could be adversely affected by impairments or other charges.

Since we have grown through acquisitions, we had $261.9 million of goodwill and $50.0 million of indefinite-lived intangible assets as of December 31, 2009. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or we experience a significant change in discount rates used in the calculations of discounted cash flow, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.

The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2009, we had $161.1 million of definite-lived intangible assets.

The value of medical device businesses is often volatile, and the assumptions underlying our estimates made in connection with our assessments under the guidance may change as a result of that volatility or other factors outside our control and may result in impairment charges. The amount of any such impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.

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

Our ability to refinance our indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. In the fall of 2008, global credit markets and the financial services industry experienced a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments.

To market our products under development we will first need to obtain regulatory approval. Further, if we fail to comply with the extensive governmental regulations that affect our business, we could be subject to penalties and could be precluded from marketing our products.

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices and other matters. We are facing an increasing amount of scrutiny and compliance costs as more states are implementing regulations governing medical devices, pharmaceuticals and/or biologics which affect many of our products. As a result, we have been implementing additional procedures, controls and tracking and reporting processes, as well as paying additional permit and license fees, where required.

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced that it is reviewing the 510(k) Premarket Notification process, and there may be requirements for more extensive testing and/or clinical trials required for products cleared to market under the 510(k) process. The FDA may also require the more extensive PMA process for certain products. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials, including as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party intermediaries require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive and there is no guarantee that the FDA will approve the additional indications for use. There is also no guarantee that the intermediaries will agree to continue reimbursement or provide additional coverage based upon these clinical trials. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.

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

Our manufacturing facilities must be in compliance with FDA Quality System Regulations (Good Manufacturing Practices). In addition, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for establishment registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.

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

All of our manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements could subject us to issuance of Form 483 observations, warning letters or enforcement action by the FDA or other agencies, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, cessation of operations and civil and criminal penalties, any of which could materially affect our business.

We are also subject to the regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards in order to obtain CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical and clinical documentation and data on the product, which a Notified Body in the EU reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the EU, Canada, Japan, Latin America, countries in the Asia-Pacific region and most other countries outside the United States. Additionally, the EU has revised the Medical Device Directive (93/42/EC as amended by 200747/EC) and these revised regulations are effective March 21, 2010. Compliance with these regulations requires extensive documentation, clinical reports for all of our products sold in the EU, as well as revisions to labeling and other requirements to comply with the revisions. Compliance with these regulations will be costly and are mandatory in order to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and may require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and may involve lengthy and expensive reviews.

Our products that contain human derived tissue, including those containing de-mineralized bone matrices, are not medical devices in the EU as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human-derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These European Union member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.

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

We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified our source of collagen from a country outside the United States that is considered BSE-free. The

World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the European Union has requested that our dural replacement products and other products that are used in neurological tissue be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. Currently, we purchase our tendon from the United States and New Zealand. We received approval in the EU, Japan, Taiwan, China and Argentina for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries.

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

Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FFDCA. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice, or GTP, when processing, storing, labeling, and distribution HCT/Ps, including required labeling information, stringent record keeping; and adverse event reporting. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.

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

In the EU, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These European Union member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.

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

We cannot be certain that our devices and procedures will be able to replace those established treatments or that either physicians or the medical community in general will accept and utilize our devices or any other medical products that we may develop. For example, market acceptance of our bone graft substitutes will depend on our ability to demonstrate that our bone graft substitutes and technologies are an attractive alternative to existing treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.

In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate could be too high to justify development. Competitors could develop products that are more effective, achieve or maintain more favorable reimbursement status from third-party payors, including Medicare, Medicaid and third-party health insurance, cost less or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid and third-party health insurance, against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on third-party payors and providers to reduce healthcare costs, and healthcare reform legislation. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

Our intellectual property rights may not provide meaningful commercial protection for our products, potentially enabling third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

To compete effectively, we depend, in part, on our ability to maintain the proprietary nature of our technologies and manufacturing processes, which includes the ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We own or have licensed patents that cover aspects of some of our product lines. Our patents, however, may not provide us with any significant competitive advantage. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. Competitors may develop products similar to ours that our patents do not cover. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications usually takes approximately three years.

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

In an effort to protect our trade secrets, we require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential.

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

To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or interference proceedings, against or by third parties. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Litigation is costly, and, even if we prevail, the cost of that litigation could affect our profitability. In addition, litigation is time-consuming and could divert management attention and resources away from our business. Moreover, in response to our claims against other parties, those parties could assert counterclaims against us.

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

Damage to our manufacturing, development or research facilities because of fire, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm, earthquake and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

In addition, certain of our surgical instruments have some manufacturing processes performed by third parties in Pakistan, which is subject to political instability and unrest, and we purchase a much smaller amount of instruments directly from vendors there. Such instability could interrupt our ability to sell surgical instruments to our customers and could have a material adverse effect on our revenues and earnings. While we have developed a relationship with an alternative provider of these services in another country, and continue to work to develop other providers in other countries, we cannot guarantee that we will be completely successful in achieving all of these relationships. Even if we are successful in establishing all of these alternative relationships, we cannot guarantee that we will be able to do so at the same level of costs or that we will be able to pass along additional costs to our customers.

We implemented an enterprise business system to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. A third party hosts and maintains this system. Currently, we do not have a comprehensive disaster recovery plan for the Company’s infrastructure but we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key software applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material adverse effect on the business.

We are exposed to a variety of risks relating to our international sales and operations, including fluctuations in exchange rates, local economic conditions and delays in collection of accounts receivable.

We generate significant revenues outside the United States in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.

Since we have operations based outside the United States and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses.

Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 6, “Derivative Instruments.”

We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act and local laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•	major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products;

•	recently effected local Medicare coverage determinations will eliminate reimbursement for certain of our matrix wound dressing products in most regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement for these products in other regions and could eliminate reimbursement for other products;

•	potential legislative proposals have been considered that would result in major reforms in the United States healthcare system that could have an adverse effect on our business, including a proposed excise tax on United States sales of medical devices, which, if enacted in accordance with certain proposals in pending legislation, could have a material adverse effect on our earnings;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

•	there is economic pressure to contain healthcare costs in domestic and international markets;

•	there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;

•	proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

Both the pressures to reduce prices for our products in response to or despite these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales.

Oversight of the medical device industry might affect the manner in which we may sell medical devices.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

•	government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

In January 2004, AdvaMed, the principal United States trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. AdvaMed issued a revised “code of conduct” effective July 1, 2009. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, proposed federal legislation and recent state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies. Finally, various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

Our private-label product lines depend significantly on key relationships with third parties, which we could be unable to establish and maintain.

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

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities at which hazardous materials have been used in the past. Finally, we have acquired various companies that historically have used certain hazardous materials and that have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental Laws”). For example, our allograft bone tissue processing may generate waste materials, which in the United States, are classified as medical waste under Environmental Laws. Although we believe that our procedures for handling and disposing of hazardous materials comply with the Environmental Laws, the Environmental Laws may be amended in ways that increase our cost of compliance, perhaps materially. Furthermore, the risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities or in connection with one of the companies we have purchased. In the event of such an accident, or contamination we could be held liable for any damages that result and any related liability could exceed the limits or fall outside the coverage of our insurance and could exceed our resources. We may not be able to maintain insurance on acceptable terms or at all.

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

Our principal executive offices are located in Plainsboro, New Jersey. Principal manufacturing and research facilities are located in New Jersey, Massachusetts, Ohio, California, Pennsylvania, Puerto Rico, United Kingdom, Ireland, France, Germany and Mexico. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, New York, Ohio, Pennsylvania, France, Belgium, Canada and Australia. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We lease all of our facilities other than certain facilities in Ohio, and our facilities in Pennsylvania, United Kingdom, and Biot, France, which we own. We also have repair centers in California, Ohio, Massachusetts and Germany.

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

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant of these is described below.

In May 2006, Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against us with respect to United States Patent No. 5,997,895 (the “’895 Patent”) held by us. Our ‘895 Patent describes dural repair technology related to our DuraGen® family of duraplasty products. In August 2009, the parties settled the litigation for an immaterial amount and entered into covenants not to sue and mutual releases.

In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009. The notice alleges that we owe an additional $6.7 million. We are reviewing this matter.

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of business, including claims by current or former employees, distributors and competitors and with respect to our products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2009		2008
	High	Low	High	Low

Fourth Quarter	$37.41	$29.69	$46.27	$26.03
Third Quarter	$36.20	$24.77	$49.89	$42.76
Second Quarter	$27.49	$22.15	$46.29	$39.21
First Quarter	$36.00	$18.97	$45.97	$39.50

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

The number of stockholders of record as of February 24, 2010 was approximately 874, which includes stockholders whose shares were held in nominee name.

Sales of Unregistered Securities

The Company committed 310,000 unregistered shares of the Company’s common stock (of which 135,000 were issued on December 22, 2008, with the remainder issued in January 2009), valued at $10.7 million, as part of the purchase price for the acquisition of Omni-Tract. The shares of common stock issued were offered and issued pursuant to a private placement in reliance upon the exemption from registration pursuant to Rule 506 under the Securities Act. Each person to whom shares were issued (each, an “Investor”), is an “accredited investor” as defined in Rule 501(a) and each Investor has represented to the Company that such Investor is acquiring the securities for investment purposes for such Investor’s own account and not with a view toward distribution of the securities. The Company advised each Investor that the securities issued to them have not been registered under the Securities Act and may not be sold unless they are registered under the Securities Act or sold pursuant to a valid exemption from registration under the Securities Act. The certificates representing the shares of common stock issued to the Investors contain a legend that such shares of common stock have not been registered under the Securities Act and state the restrictions on transfer and resale as described above. Additionally, the Company did not engage in any general solicitation or advertisement in connection with the issuance of the above described shares of common stock.

Issuer Purchases of Equity Securities

On October 30, 2007, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. We purchased 500,000 shares of our common stock under this repurchase program during the three months ended December 31, 2007. See Note 7, “Treasury Stock.” On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We did not repurchase any shares of our common stock in 2009 or 2008. As of December 31, 2009, there remained $75.0 million available for share repurchases under this authorization.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating Results:
Total revenues, net	$682,487	$654,604	$550,459	$419,297	$277,935
Costs and expenses(1)	584,663	607,193	483,171	360,553	221,830

Operating income	97,824	47,411	67,288	58,744	56,105
Interest income (expense), net(2)	(22,596)	(27,971)	(23,561)	(10,304)	(265)
Other income (expense), net	(2,076)	(905)	2,971	(2,010)	(739)

Income before income taxes	73,152	18,535	46,698	46,430	55,101
Provision for (benefit from) income taxes	22,197	(9,192)	20,949	18,108	17,907

Net income	$50,955	$27,727	$25,749	$28,322	$37,194

Diluted net income per share	$1.74	$0.96	$0.86	$0.96	$1.15
Weighted average common shares outstanding for diluted net income per share(3)	29,292	28,378	29,373	32,685	34,565

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Financial Position:
Cash, cash equivalents	$71,891	$183,546	$57,339	$22,697	$46,889
Marketable securities(4)	—	—	—	—	96,495
Total assets	940,102	1,026,014	819,788	613,618	448,432
Long-term borrowings under senior credit facility(5)	160,000	160,000	—	—	—
Long-term debt(5)	148,754	299,480	286,742	508	118,378
Retained earnings	167,161	116,206	89,368	65,251	36,929
Stockholders’ equity	444,885	372,309	287,594	301,783	289,818

(1)	In 2008, we recorded an in-process research and development charge of $25.2 million in connection with the Integra Spine acquisition and, we also recorded an $18.0 million stock-based compensation charge related to restricted stock units that were vested on the date of grant. In 2007 and 2006, we recorded similar in process research and development charges of $4.6 million for the IsoTis acquisition, and $5.9 million for the KMI acquisition, respectively.

(2)	On January 1, 2009, we adopted the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (“FSP APB 14-1”). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Furthermore, the guidance requires retrospective application to all periods presented. The adoption of the guidance changed the historical accounting for our convertible senior notes. Accordingly, the financial statements included herein have been previously restated to reflect retroactive adoption.

(3)	Effective January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing EPS under the two-class method and the guidance requires retrospective application for all periods presented. Under the guidance, the Company’s unvested share-based payment awards, which contain non-forfeitable rights to dividends, whether paid or unpaid, are considered to be participating securities and are now included in the computation of EPS pursuant to the two-class method.

(4)	In 2006, all marketable securities were liquidated.

(5)	In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. In 2006, we exchanged $119.5 million of these notes for the equivalent amount of new notes. Because the closing price of our stock at the issuance date was higher than the market price trigger of the new notes, the new notes were classified as a current liability. In March 2008, these notes matured and we repaid the principal amount in cash and issued approximately 768,000 shares of our common stock. Additionally in 2008 and 2009, we classified $160.0 million of our senior credit facility borrowings as long-term debt based on our current intent and ability to repay. In 2007, we issued $165.0 million of 2.75% senior convertible notes due 2010 (the “2010 Notes”) and $165.0 million of 2.375% senior convertible notes due 2012 (the “2012 Notes” and, collectively with the 2010 Notes, the “Notes”). We expect to satisfy any conversion of the notes with cash up to the principal amount of the applicable series of notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. At December 31, 2009, we have $160.0 million outstanding on our senior credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We present revenues in three market categories: Orthopedics, NeuroSciences and Medical Instruments. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosciences products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our medical instruments products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.

We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacture and distribution of medical devices.

We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments and specialty metal implants through specialized third-party vendors.

In the United States, we have three sales channels. Within the Integra Orthopedics sales channel, we sell through a large sales organization. Integra NeuroSciences sells products through directly-employed sales representatives. The Integra Medical Instruments sales channel sells directly and through distributors and wholesalers.

We also market certain products through strategic partners.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy entails substantial growth in revenues through both internal means — by launching new and innovative products and selling existing products more intensively — and by acquiring existing businesses or already successful product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand as we leverage our existing infrastructure), operating cash flows (which we aim to increase through improved working capital management), and earnings per diluted share of common stock.

We believe that we are particularly effective in the following aspects of our business:

•	Developing metal implants for bone and joint repair, fixation and fusion. Through acquisitions, particularly those of Integra Spine in 2008 and Newdeal Technologies SAS in 2005, we have acquired significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•	Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 22%, 22% and 24% of revenues in the years ended December 31, 2009, 2008 and 2007, respectively.

•	Acquiring and integrating new product lines and complementary businesses. Since 2007, we have acquired and integrated more than 10 product lines or businesses through a disciplined acquisition program that focuses on acquiring companies or product lines at reasonable valuations which complement our existing product lines or can be used to leverage our broad technology platform in tissue regeneration and metal implants. We also employ a seasoned team of managers and executives who are quite adept at successfully integrating the acquired product lines and businesses.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2009 not directly comparable to those of the corresponding prior year periods. See Note 3, “Acquisitions,” to the financial statements for a further discussion. Additionally, our implementation of the authoritative guidance for business combinations that became effective on January 1, 2009 significantly changes the accounting for business combinations by requiring that we expense most transaction and restructuring costs as they are incurred, whereas we previously capitalized such costs if certain criteria were met, and capitalize the fair value of acquired research and development assets, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense.

From January 2007 through December 2009, we have acquired the following businesses, assets and product lines:

In December 2009, we acquired certain assets as well as the distribution rights for our Newdeal® product lines in the United Kingdom from Athrodax Healthcare International Ltd. (“Athrodax”), for approximately $3.3 million (2.0 million British Pounds) in cash, subject to certain working capital adjustments. For the previous 10 years Athrodax had been our distributor of extremity reconstruction products in the United Kingdom. The acquisition provides us with the opportunity to become closer to our United Kingdom customers and includes an experienced sales team in the foot and ankle surgery market that had successfully developed our brand in the United Kingdom.

In August 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition results from an auction process that the bankruptcy trustee conducted and that a U.S. Bankruptcy Judge for the District of Massachusetts approved. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and we assumed certain of IST’s patent license agreements and related obligations. The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at cost and the acquired in-process research and development was immediately charged to expense.

In December 2008, we acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of our common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), and $0.3 million in transaction related costs, subject to certain adjustments. At the time of acquisition, Omni-Tract was a global leader in the development and manufacture of table-mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. We integrated Omni-Tract’s product lines into our combined offering of Jarit®, Padgett®, R&B Redmondtm, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.

In October 2008, we acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand (collectively, “Integra Neurosciences Pty Ltd.”) for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. We paid approximately $0.9 million (1.0 million Australian dollars) of this performance obligation in December 2009. With this acquisition of the Company’s long-standing distributor, the Company has a direct selling presence in Australia and New Zealand.

In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in the two years after closing. We paid approximately $52.0 million of this potential revenue performance obligation in November 2009. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Integra Spine, we acquired a unique and comprehensive portfolio of spinal implant products with a robust technology pipeline, demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong management team with extensive experience in the orthopedic spine market. Integra Spine does not currently sell its products outside of the United States. Accordingly, we expect the business to benefit from Integra’s large international presence.

In December 2007, we acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, subject to certain adjustments and acquisition expenses of $0.6 million. At the time of acquisition, the Precise Dental family of companies developed, manufactured, procured, marketed and sold endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies had procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. In 2008, we integrated the acquired Canoga Park procurement and distribution functions into our York, Pennsylvania dental operations. We continue to manage the manufacturing operations in Mexico.

In October 2007, we acquired all of the outstanding stock of IsoTis, Inc. and its subsidiaries (“IsoTis”), a leader in regenerative medicine, for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.7 million. IsoTis, based in Irvine, California, brought to Integra a comprehensive family of orthobiologic products and an established network of distributors focusing on orthopedic surgeons. IsoTis develops, manufacturers and markets proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. The Accell® line of products represents the next generation in bone graft substitution. By integrating the IsoTis products with Integra’s own osteoconductive scaffold product line, we strengthened our position as a global leader in orthobiologics.

In May 2007, we acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $0.1 million. In addition, we may pay additional amounts over the next four years depending on the performance of the business. At the time of acquisition, Physician Industries, located in Salt Lake City, Utah, assembled, marketed, and sold a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with our similar Spinal Specialties product line and the products are sold under the name Integra Pain Management.

In May 2007, we acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing and $0.5 million of acquisition-related expenses. LXU was based in West Boylston, Massachusetts, and was comprised of three distinct businesses: the market-leading manufacturer of fiber optic headlight systems for the medical industry; a leading specialty surgical products distributor which had a sales force calling on surgeons and key clinical decision makers; and a critical care products distributor which had direct sales coverage in the southeastern United States.

We have integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization. As was the intention at the time of the acquisition, we subsequently wound down LXU’s Bimeco business and discontinued many of the LXU Medical distributed product lines, which were not aligned with our core strategy.

In January 2007 we acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.

RESTRUCTURING, INTEGRATION, AND MANUFACTURING AND DISTRIBUTION TRANSFER AND EXPANSION ACTIVITIES

Because of our ongoing acquisition strategy and significant growth in recent years, we have undertaken many cost-saving initiatives to consolidate manufacturing and distribution facilities and activities, implement a global enterprise resource planning system, eliminate duplicative positions, and realign various sales and marketing activities, and to expand and upgrade production capacity for our collagen-based products.

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

In connection with these restructuring activities, we recorded $0.4 million and $0.5 million in 2009 and 2008, respectively, for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.

While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.

RESULTS OF OPERATIONS

Net income in 2009 was $51.0 million, or $1.74 per diluted share, as compared to $27.7 million, or $0.96 per diluted share in 2008, and $25.7 million, or $0.86 per diluted share in 2007.

Special Charges

Income before taxes for 2009, 2008 and 2007 include the following special charges:

	2009	2008	2007
	(In thousands)

SPECIAL CHARGES
Acquired in-process research and development	$277	$25,240	$4,600
Stock-based compensation charge from renewal of Chief Executive Officer’s employment agreement and other related charges	—	18,356	—
Inventory fair market value purchase accounting adjustments	4,611	6,667	4,238
Impairment of inventory and other assets related to discontinued or withdrawn product lines	246	1,207	2,806
Incremental professional and bank fees related to (a) the delayed filing of financial statements and (b) waivers or possibility of obtaining waivers under our revolving credit facility	350	1,041	1,389
Facility consolidation, manufacturing and distribution transfer, and system integration costs	768	1,035	1,106
Involuntary employee termination costs	674	—	(388)
Other acquisition-related costs	712	346	—
Charges related to litigation matters or disputes	(254)	437	—
Charges recorded in connection with terminating defined benefit plans	—	372	—
Intangible asset impairment charges	1,519	—	1,688
Non-cash interest expense related to the application of the current convertible debt accounting guidance	9,900	12,471	13,364
Foreign exchange loss on intercompany loan(1)	1,876	—	—
Gain related to early extinguishment of convertible notes	(469)	—	—

Total	$20,210	$67,172	$28,803

(1)	This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2009 and prior periods includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

Of these amounts, $7.2 million, $8.8 million, and $8.7 million were charged to cost of product revenues for the years ended December 31, 2009, 2008 and 2007, respectively, $0.6 million, $25.2 million, and $4.6 million were charged to research and development expense for the same periods, and $1.2 million, $20.7 million, and $1.7 million were charged to selling, general and administrative expenses for the same periods. The remaining amounts were primarily charged to amortization expense, interest expense and other expense.

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

Special charges are typically defined as charges for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities, or for which the amounts are not expected to recur at the same magnitude as we further expand our finance department and implement certain tax planning strategies. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. Beginning in 2010, we expect to invest significant resources and funds over the next few years in expanding the global implementation of a single enterprise resource planning system. A substantial portion of those costs will be capitalized; however, a portion of those costs will be recorded as operating expenses.

Total Revenues and Gross Margin

	2009	2008	2007
	(In thousands)

Integra Orthopedics	$262,170	$217,953	$143,917
Integra NeuroSciences	256,544	256,869	242,631
Integra Medical Instruments	163,773	179,782	163,911

Total revenues	682,487	654,604	550,459
Cost of product revenues	244,918	252,826	214,674

Gross margin	$437,569	$401,778	$335,785

Gross margin as a percentage of revenues	64%	61%	61%

In 2009, total revenues increased $27.9 million, or 4%, over 2008 to $682.5 million. Sales of products acquired since the beginning of 2008 comprised approximately $39.8 million of this increase, and changes in foreign currency exchange rates had a $7.6 million unfavorable effect on 2009 revenues.

Orthopedics revenues increased $44.2 million to $262.1 million, or 20%. Sales of our spine implants from our August 2008 Integra Spine acquisition provided most of the year-over-year growth as sales of extremity reconstruction products for skin/wound, mid/hindfoot, and upper extremity applications, and orthobiologics products grew within our expectations.

NeuroSciences revenues decreased $0.3 million, or less than 1%, to $256.5 million. Reduced capital spending by hospitals negatively affected sales of our image-guided surgery and stereotactic radio surgery systems and neuro monitoring equipment. This was offset by increased revenues from implants, particularly our DuraGen® family of products.

Medical Instruments revenues decreased $16.0 million, or 9%, to $163.8 million. We continued to eliminate distributed lines, and discontinued our OEM surgical lighting business. Sales of hospital-based instruments increased as a result of the acquisition of Omni-Tract in December 2008, but all other lines were down.

In 2008, total revenues increased $104.1 million, or 19%, over 2007 to $654.6 million. Sales of products acquired since the beginning of 2007 constituted approximately $86.2 million of this increase, and changes in foreign currency exchange rates had a $5.6 million favorable effect on 2008 revenues. Sales of our extremity reconstruction implants, Integratm dermal repair products and Integra Mozaiktm osteoconductive scaffold for spinal fusion contributed significantly to revenue growth in 2008 and increased in excess of 20% over 2007. This growth resulted primarily from the continued expansion of our direct sales force. Modest increases in sales of our intracranial monitoring systems, DuraGen® family of dural repair products, MAYFIELD® cranial stabilization systems, Jarit® line of handheld surgical instruments, and image-guided surgery and stereotactic radio surgery system primarily drove the remainder of the growth in revenues in 2008.

With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.

We have generated our revenue growth primarily through acquisitions. We expect to drive future revenue growth by continuing to launch new products, acquiring businesses and products that can be sold through our existing sales organizations, gaining additional market share through the expansion of our Integra Extremity

Reconstruction and Integra Spine sales organizations in the United States and by the introduction of our spine products internationally through our European direct sales channel and distribution network. We also expect to leverage the distribution channels of our Integra Spine and OrthoBiologics sales organizations to broaden our access to spine surgeons. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.

We expect that slower growth in spending by hospitals on capital equipment and the occurrence of fewer elective surgical procedures in the current global economic environment will continue to temper sales growth in the short term. That said, we do expect these factors to produce a benefit to our gross margin as a percentage of revenue because most of the related products tend to generate lower gross margins as compared to our other products. While most of our products are not used in elective surgical procedures, approximately 10% of our revenues in 2009 consisted of sales of capital equipment, and, as global economic conditions improve, hospital spending on capital equipment is expected to grow modestly in 2010. Adjusted for the full year effect of acquisitions, revenues related to products used in non-elective surgical procedures are expected to see slightly higher growth in 2010 over 2009 as we continue to expand market share in our orthopedics markets.

Gross margin as a percentage of revenues was 64% in 2009, 61% in 2008 and 61% in 2007. This increase results from a higher proportion of product sales coming from higher margin implants, particularly products for spine and extremity reconstruction, in combination with reduced sales of lower margin instruments, distributed and capital products in 2009. Cost of product revenues in 2009, 2008 and 2007, respectively, included $4.6 million, $6.7 million and $4.2 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions. The following charges negatively affected our gross margin: in 2009, $0.9 million technology-related intangible asset impairments; in 2008, $1.2 million associated with discontinued or withdrawn product lines; and, in 2007, $2.8 million associated with discontinued or withdrawn product lines and $0.8 million technology-related intangible asset impairments. In 2009, 2008 and 2007, respectively, cost of product revenues included $6.6 million, $4.8 million and $4.2 million of intangible asset amortization for technology-based intangible assets.

In 2010, we expect our consolidated gross margin to increase because we expect sales of our higher gross margin metal and biomaterial implant products, particularly those from our orthopedic lines, to continue to increase as a proportion of total revenues. We expect to invest a portion of the gross margin improvements in capital and operating expenses related to a significant increase in collagen production capacity in 2010 and 2011, and minimizing our risk exposure to single source suppliers in our procurement and manufacturing processes.

Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue primarily from changes in the sales mix.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	2009	2008	2007

Research and development	6%	9%	6%
Selling, general and administrative	41%	43%	41%
Intangible asset amortization	2%	2%	2%

RESEARCH AND DEVELOPMENT.  Research and development expenses decreased to $44.3 million in 2009, compared to $60.5 million in 2008 and increased from $30.7 million in 2007. Research and development expenses in 2009, 2008 and 2007, respectively, included $0.3 million, $25.2 million and $4.6 million of in-process research and development charges related to the IST, Integra Spine and IsoTis acquisitions, respectively. Excluding the in-process research and development charges, the net increase of $8.7 million in 2009 arose largely from the full year effect of the acquisitions of Integra Spine and Omni-Tract, with the balance of the increase related to increased head count and project expenditures focused on orthopedic product development and other regulatory activities.

In 2008, research and development expenses as a percentage of revenue increased three percentage points to 9%. The $29.8 million increase to $60.5 million resulted largely from the $25.2 million (approximately 4% of revenue) in-process research and development charge recorded in connection with the Integra Spine acquisition.

The remaining increase primarily derives from ongoing expenses from the Integra Spine business, from owning the IsoTis business for a full year in 2008, and from increased spending on our DuraGen Plus® Adhesion Barrier Matrix clinical trial.

The $25.2 million in-process research and development charge recorded in connection with the Integra Spine acquisition represents the estimated fair value of acquired development projects that had not yet reached technological feasibility and had no alternative future use. We determined the fair value of this in-process research and development by estimating the costs to develop the acquired technology into commercially viable products and estimating the net present value of the resulting net cash flows from these projects. These cash flows represent our best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs and income taxes from the development projects. The following is a summary of the estimates used to calculate the net cash flows for the projects:

		Discount Rate
	Year Net Cash	Including Factor
	In-Flows	to Account for	Acquired In-
	Expected to	Uncertainty of	Process Research
Project	Begin	Success	and Development

eDisc artificial lumbar disc	2013	23%	$13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million

Currently, we are reassessing our original plans with respect to the development of the eDisc products. Of the 13 implant systems in development at the time of the Integra Spine acquisition, 11 were successfully launched and two are still in development.

We continuously monitor our research and development projects. We believe that the assumptions used in the valuation of these acquired development projects represent a reasonably reliable estimate of the future benefits attributable to the acquired in-process research and development. We cannot assure you that actual results will not deviate from those assumptions in future periods.

Excluding acquisition-related and other special charges, we target future spending on research and development to be between 6% and 7% of total revenues. We are concentrating most of our planned spending for 2010 on product development efforts for our spine, neurosurgery and extremity reconstruction product lines, for which we have more than 50 active development projects planned. We do not generally invest in product development for the majority of our hand-held surgical instruments.

SELLING, GENERAL AND ADMINISTRATIVE.  In 2009, selling, general and administrative expenses as a percentage of revenue decreased two percentage points to 41%. The $0.1 million increase in 2009 to $281.1 million was offset by an $18.0 million stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement in 2008. Excluding the effect of the compensation charge, our selling, general and administrative expenses increased $18.1 million in 2009 primarily from a full year of our Integra Spine, Omni-Tract and Integra Neurosciences Pty Ltd. acquisitions, which accounted for an increase of $19.2 million. Integra Spine, in particular, has substantially higher selling expense as a percentage of revenue than most of our product lines.

In 2008, selling, general and administrative expenses as a percentage of revenue increased two percentage points to 43% over the prior year. The $55.8 million increase in 2008 to $281.0 million reflected the $18.0 million (approximately 3% of revenue) non-cash, stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement and additional increases from a significant expansion of our corporate staff, particularly in our finance department, to address multiple material weaknesses in our internal controls over financial reporting, $11.3 million of ongoing operating expenses from the acquired Integra Spine business, from owning the businesses acquired in 2007 for a full year in 2008, increased expenses associated with headcount expansion in our European headquarters in Lyon, France and from the higher sales commission structure of the Integra Spine distribution channel. In the fourth quarter of 2008, we reduced approximately $4.6 million of cash bonuses that had been accrued through the first three quarters of the year because we decided not to pay cash bonuses for 2008 to most of our employees. Based on our improved outlook on the state of the economy and the stability of credit markets, we have accrued cash bonuses for most of our employees in 2009.

For 2009, 2008 and 2007, respectively, we reported $15.0 million, $31.7 million (inclusive of a stock-compensation charge and related expenses of $18.4 million relating to grants made in connection with the renewal of our CEO’s employment agreement), and $14.3 million of stock-based compensation charges in selling, general and administrative expenses.

For 2010, we expect that the increase in our Orthopedics revenues relative to our total revenue will result in higher selling and marketing costs, as the selling model relies on distribution with relatively high commission costs compared to our direct sales forces and as we focus on these high-growth, high-margin opportunities. In addition, we also expect to focus on new initiatives related to upgrading our enterprise resource planning system. Excluding special charges, we target future selling, general and administrative expenses at between 40% and 42% of revenues.

Additionally, the implementation of the guidance for business combinations that became effective on January 1, 2009 could result in an increase in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition-related activities going forward. This guidance changed the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where certain requirements would have been met at the acquisition date.

INTANGIBLE ASSET AMORTIZATION.  In 2009, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased $1.5 million to $14.4 million, resulting from amortization on intangible assets acquired through our business acquisitions and $0.6 million of impairment charges recorded against certain tradename intangible assets. In 2008, amortization expense (excluding amounts reported in cost of product revenues) increased to $12.9 million because of amortization on intangible assets acquired through our business acquisitions.

Including the impact of intangible assets acquired in 2009, we expect total annual amortization expense (including amounts reported in cost of product revenues) to be approximately $17.0 million in 2010, $16.7 million in 2011, $16.4 million in 2012, $13.8 million in 2013, $12.8 million in 2014, and $84.5 million thereafter.

Non-Operating Income and Expenses

We recorded interest income on our invested cash of $0.6 million, $2.1 million $3.6 million in 2009, 2008 and 2007, respectively. Interest income decreased in 2009 because of lower yields on invested cash and cash equivalents.

Interest expense was $23.2 million, $30.1 million and $27.1 million in 2009, 2008 and 2007, respectively, in connection with our convertible notes and credit facility. The expense was primarily associated with the principal amount of the outstanding 2010 Notes, the 2012 Notes, the 2008 Notes and interest and fees related to our $300.0 million senior secured credit facility. Interest expense included in these amounts from the non-cash amortization of imputed interest as a result of the adoption of FSP APB 14-1 was $10.4 million, $12.5 million and $13.4 million, respectively.

The interest expense related to cash interest in connection with the Notes decreased in 2009 due to the reduced principal amount of our 2010 Notes during the year, from $165.0 million at December 31, 2008, to $77.9 million at December 31, 2009. Non-cash amortization of imputed interest related to the adoption of FSP APB 14-1 decreased for the same reason. Interest expense to be paid on our credit facility decreased primarily as a result of lower interest rates in existence in 2009 relative to 2008 as well as to a decrease in the balance on the facility, from $260.0 million at December 31, 2008 to $160.0 million at December 31, 2009.

The increase in interest expense in 2008 resulted from a full year of interest expense and related amortization of imputed interest associated with the $330.0 million of the 2010 and 2012 Notes that we issued in June 2007 and increased borrowings under our credit facility. These were offset by a decrease in interest expense and related amortization of imputed interest associated with the $120.0 million of the 2008 Notes that matured or were converted in March 2008. In 2008, we made borrowings of $260.0 million under our credit facility primarily to pay down the $120.0 million of the 2008 Notes that matured or were converted in March and April 2008, to finance acquisitions and for general corporate purposes.

Our reported interest expense for the years ended December 31, 2009, 2008 and 2007 included $1.8 million, $2.4 million and $1.8 million, respectively, of non-cash amortization of debt issuance costs.

In 2009 net other expense was $2.1 million, consisting primarily of foreign exchange losses of $3.4 million, partially offset by net gains on the repurchase of our 2010 Notes of $0.5 million, and other items of $0.8 million. In 2008 net other expense was $0.9 million, consisting primarily of foreign exchange losses of $0.3 million, realized losses on asset disposals of $0.5 million and other items of $0.1 million.

Income Taxes

Our effective income tax rate was 30.3%, (49.6)% and 44.9% of income before income taxes in 2009, 2008 and 2007, respectively. See Note 11, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States Federal statutory rate to our effective tax rate. In 2008, we recorded a tax benefit of $10.0 million associated with the restructuring of our German operations. The decrease in 2008 was also attributable to the additional deferral of income earned in low tax jurisdictions. Without these tax benefits, our effective income tax rates for 2008 would have been similar to 2009. The 2007 effective income tax rate includes a $4.6 million charge for the write-off of in-process research and development related to acquisitions, which are non-deductible for tax purposes.

Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for 2010 to be between 31% and 32%.

The net increase in our tax asset valuation allowance was $0.1 million in 2009. Our tax asset valuation allowance decreased by $5.0 million in 2008 and increased by $39.4 million in 2007.

A valuation allowance of $36.1 million is recorded against the remaining $114.0 million of net deferred tax assets recorded at December 31, 2009. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2009 we had net operating loss carryforwards of $13.4 million for federal income tax purposes, $136.6 million for foreign income tax purposes and $58.9 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $41.6 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $95.0 million having an indefinite carry forward period. The state net operating loss carry forwards expire through 2029.

At December 31, 2009, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

We do not provide income taxes on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $101.4 million, $72.7 million and $40.1 million at December 31, 2009, 2008 and 2007, respectively.

INTERNATIONAL REVENUES AND OPERATIONS

Revenues by major geographic area are summarized below:

	United States	Europe	Asia Pacific	Other Foreign	Consolidated
	(In thousands)

2009	$519,203	$93,414	$32,788	$37,082	$682,487
2008	494,459	98,848	28,509	32,788	654,604
2007	417,035	85,764	21,399	26,261	550,459

In 2009, revenues from customers outside the United States totaled $163.3 million or 24% of consolidated revenues, of which approximately 57% were sales to European customers. Revenues from customers outside the United States included $124.8 million of revenues generated in foreign currencies.

In 2008, revenues from customers outside the United States totaled $160.1 million or 24% of consolidated revenues, of which approximately 62% were sales to European customers. Revenues from customers outside the United States included $116.7 million of revenues generated in foreign currencies.

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

We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. However, either a strengthening or a weakening of the dollar against individual foreign currencies could reduce future gross margins and operating margins. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2009	2008
	(In millions)

Cash and cash equivalents	$71.9	$183.5
Borrowings under senior credit facility	(160.0)	(260.0)
Convertible securities	(225.5)	(299.5)

Net cash	$(313.6)	$(376.0)

We believe that our liquidity remains strong. The increase in our net cash position at December 31, 2009 primarily results from our total debt repayments of approximately $187.0 million, cash flows from operations of $143.2 million, less $27.6 million of capital expenditures and intangible asset purchases, and a $52.0 million payment in connection with the Integra Spine acquisition. We believe that our existing cash, future cash expected to be generated from operations, and our remaining $140.0 million of borrowing capacity under our senior secured revolving credit facility, if needed, will satisfy our foreseeable working capital, debt repayment, capital expenditure requirements and potential earn-out payments for at least the next twelve months.

Our non-U.S. subsidiaries hold cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, the amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid. Such earnings are permanently reinvested in our foreign operations.

Cash Flows

We generated positive operating cash flows of $143.2 million, $72.6 million and $47.0 million in 2009, 2008 and 2007, respectively. Operating cash flows increased in 2009 primarily from improvements in working capital. Operating cash flows increased in 2008 primarily from higher net income, as adjusted for the $25.2 million in-process research and development charge from the Integra Spine acquisition, for which the related cash paid is reported as an investing activity, and the $18.0 million non-cash, stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement. Operating cash flows in 2007 were lower primarily as a result of higher cash payments for income taxes in 2007 following the utilization of substantially all of our net operating loss carryforwards in 2006 and higher levels of working capital in 2007, particularly from substantial investments in inventory.

In 2009, changes in working capital items increased operating cash flows by $30.5 million, whereas in 2008 and 2007, changes in working capital items reduced operating cash flows by $26.4 million and $22.5 million, respectively. In 2009, the reduction in the balance of refundable income taxes provided $11.3 million, improvements in our accounts receivable provided $9.8 million, and reductions in inventory provided another $9.4 million of operating cash flows. In 2008, net income included non-cash charges of $25.2 million and $32.6 million relating to in-process research and development and stock-based compensation, respectively. Additionally, the reduction of inventory provided $10.8 million of operating cash flows while the payment of income taxes used $41.2 million and the reduction of other operating liabilities, including those acquired through acquisitions, used $17.3 million. In 2007, we invested significantly in inventory because of the commencement of our manufacturing plant in Ireland and to support greater extremity reconstruction and surgical instrument sales.

In 2010, we anticipate our principle uses of cash to include $77.9 million for settlement of our 2010 Notes, approximately $40.0 million on capital expenditures, and up to $73.7 million in potential earnout payments. Our planned capital spending is expected to increase primarily due to expansion of collagen manufacturing capacity, upgrades to our enterprise resource planning system, and additions to our instrument kits used in sales of orthopedic products.

Our principal uses of funds for the year ended December 31, 2009 were approximately $52.0 million in earnout payments in connection with the Integra Spine acquisition, $78.0 million in repurchases of the liability component of our 2010 Notes, $100.0 million in repayments on our revolving credit facility, and $27.6 million in capital expenditures and intangible asset purchases. In addition to the $143.2 million in operating cash flows we generated in 2009, we received $6.6 million from the issuance of common stock through the exercise of stock options during the year.

Our principal uses of funds for the year ended December 31, 2008 were $119.6 million in repurchases of our 2008 Notes, $86.9 million for acquisition consideration, and $13.4 million in capital expenditures. In addition to the $72.6 million in operating cash flows we generated in 2008, we borrowed $260.0 million under our revolving credit facility, and we received $11.5 million from the issuance of common stock through the exercise of stock options during the period. We used the borrowings under our revolving credit facility to repay the 2008 Notes, to finance acquisitions and for general corporate purposes.

Our principal uses of funds for the year ended December 31, 2007 were $100.0 million in net repayments on our revolving credit facility, $100.8 million for acquisition consideration, $106.5 million paid for the purchase of 2.2 million shares for our common stock, and $22.6 million in capital expenditures. In addition to the $47.0 million in operating cash flows that we generated in 2007, we received $295.1 million in net cash proceeds from the issuance of senior convertible notes, which is net of the purchase of call options and sale of warrants, and $18.8 million from the issuance of common stock through the exercise of stock options during the period.

Working Capital

At December 31, 2009 and 2008, working capital was $208.6 and $322.6 million, respectively. While we do have reductions in accounts receivable and inventory, most of the $114.0 million decrease is the reclassification of the 2010 Notes as current.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our 2010 Notes at an annual rate of 2.75% and on our 2012 Notes at an annual rate of 2.375%. At December 31, 2009, there was $77.9 million and $165.0 million outstanding on the 2010 Notes and the 2012 Notes, respectively.

The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2009, none of these conditions existed with respect to the 2012 Notes, but the 2010 Notes were freely convertible. As a result, $76.8 million of the 2010 Notes mature within a year and are therefore classified as short-term liabilities, and $148.7 million of the 2012 Notes is classified as long-term. Neither the 2010 Notes nor the 2012 Notes are rated by any credit rating agency.

Under the terms of the private placement agreement, Integra LifeSciences Corporation, a subsidiary of Integra, fully guarantees the Notes. The 2010 Notes rank equal in right of payment to the 2012 Notes. The Notes are Integra’s direct senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.

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

In 2009, we repurchased the principal amount of $32.1 million, $18.7 million, $17.7 million and $18.6 million in March, June, September and December, respectively, of the 2010 Notes. The total cash paid for the Notes was $83.3 million, of which $78.0 million related to the repayment of the liability component. We recognized a gain of $0.5 million on these repurchases. For all of these transactions, we terminated the bond hedge contracts on a pro-

rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the above repurchases, in separate transactions, we have amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

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

We paid interest on our 2008 Notes at an annual rate of 2.5%. Upon maturity of the 2008 Notes, we also paid $1.8 million of contingent interest because our common stock price was greater than $37.56 at thirty days prior to their maturity. Because the market price of our common stock was greater than $37.56 per share, holders of the 2008 Notes were able to convert the notes prior to maturity. In March and April 2008, we repaid the 2008 Notes upon conversion or maturity by issuing approximately 768,000 shares of our common stock and paying $119.6 million in cash. There were no financial covenants associated with the 2008 Notes.

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

See Note 5, “Debt,” of our consolidated financial statements for additional information.

Senior Secured Revolving Credit Facility

In December 2005, we established a $200.0 million, five-year, senior secured revolving credit facility, which runs through December 2011. We amended the credit facility in February 2007 to increase the size of the credit facility to $300.0 million, which can be increased to $400.0 million should additional financing be required in the future. We plan to utilize the credit facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. In 2008, we borrowed an aggregate of $260.0 million against this facility, including $120.0 million borrowed in March 2008 to finance the pay down of our 2008 Notes upon their conversion or maturity, $80.0 million borrowed in July 2008 to fund the acquisition of Integra Spine and for other general corporate purposes, and $60.0 million borrowed in October 2008 for general corporate purposes. In June and August 2009, we repaid $60.0 million and $40.0 million, respectively, of our outstanding borrowings. As a result, we have $160.0 million of outstanding borrowings under our credit facility as of December 31, 2009.

We borrowed $98.5 million in 2006 for acquisition-related purposes and paid down the entire outstanding balance in June 2007 with a portion of the proceeds from the issuance of our $330.0 million of senior convertible notes.

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

The credit facility requires us to maintain various financial covenants, including leverage ratios, a minimum fixed charge coverage ratio and a minimum liquidity ratio. The credit facility also contains customary affirmative and negative covenants, including those that limit our and our subsidiaries’ ability to incur additional debt, incur liens, make investments, enter into mergers and acquisitions, liquidate or dissolve, sell or dispose of assets, repurchase stock and pay dividends, engage in transactions with affiliates, engage in certain lines of business and enter into sale and leaseback transactions. We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008 only. We were in compliance with all covenants at each balance sheet date and expect to continue to meet the requirements of all financial covenants.

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

During 2007, we repurchased 2.2 million shares of our common stock under authorized share repurchase programs. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options and stock awards.

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

Contractual Obligations and Commitments

As of December 31, 2009, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
	(In millions)

Convertible Securities(1)	$243.0	$78.0	$165.0	$—	$—
Revolving Credit Facility(2)	160.0	—	160.0	—	—
Interest on Convertible Securities	10.9	5.0	5.9	—	—
Employment Agreements(3)	5.5	3.1	2.4	—	—
Operating Leases	34.6	7.8	11.2	7.6	8.0
Purchase Obligations	13.0	7.7	5.3	—	—
Other	2.0	1.6	0.2	0.2	—

Total	$469.0	$103.2	$350.0	$7.8	$8.0

(1)	The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 5, “Debt,” of our consolidated financial statements for additional information.

(2)	The Company borrows and makes payments against the credit facility and considers all of the outstanding amounts to be long-term in nature based on its current intent and ability.

(3)	Amounts shown under Employment Agreements do not include executive or other compensation resulting from a change in control.

In addition, the terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition. The purchase agreements could require payments up to a total of approximately $74.0 million in 2010, the actual amounts to depend primarily on the revenues attributable to the Integra Spine acquisition. We paid $54.0 million of revenue performance obligations during 2009, of which $52.0 million was related to Integra Spine.

Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $13.9 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits may be realized.

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

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we record valuation reserves against all or a portion of the value of the related products to adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may change the recorded amount of inventory valuation reserves through a charge in cost of product revenues in the period the revision is made.

Valuation of Identifiable Intangible Assets, In-Process Research and Development Charges, and Goodwill

We allocate the purchase price of acquired businesses and product lines between tangible and intangible assets (including in-process research and development) and goodwill, as applicable. In-process research and development is defined as the value assigned to those acquired technologies or projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. We allocate the purchase price to in-process research and development and other identifiable intangible assets by estimating the future cash flows of each project, technology, customer relationship, trade name, or other applicable asset and discounting those net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

We review goodwill and identifiable intangible assets with indefinite lives and, beginning on January 1, 2009 and for acquisitions after such date, in-process research and development, for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.

Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.

Our definite lived assets are reviewed for impairment whenever events or changes indicate that the carrying value of the assets may not be recoverable.

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

Loss Contingencies

We are subject to claims and lawsuits in the ordinary course of our business, including claims by employees or former employees, with respect to our products and involving commercial disputes. We accrue for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, if applicable, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. We consistently accrue legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost. Our financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which we are currently a party because we currently believe that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that these contingencies could materially affect our results of operations, financial position and cash flows in a particular period if we change our assessment of the likely outcome of these matters.

OTHER MATTERS

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, which is effective for interim and annual periods ending after September 15, 2009. This pronouncement made the FASB Accounting Standards Codification the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles and supersedes all existing non-SEC standards. The references to accounting literature included in the discussion herein have been updated to remove all references to superseded literature.

Effective January 1, 2009, we adopted the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance is effective for our $330.0 million (of which $243.0 million remains outstanding) aggregate principal amount of our Notes, and the $119.5 million exchanged portion of our 2008 Notes and requires retrospective application for all periods presented. Accordingly, the financial statements included herein have been previously restated to reflect retroactive adoption.

Effective January 1, 2009, we adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. In the guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”) and the guidance requires retrospective application for all periods presented. Accordingly, the financial statements included herein have been previously restated to reflect retroactive adoption. The adoption of this guidance did not have a material impact on our disclosure of EPS. See Note 12, “Net Income Per Share.”

Effective January 1, 2009, we adopted the revised authoritative guidance for business combinations. This guidance changes the practice for accounting for business combinations, such as requiring that we (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target. Additionally, this guidance provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of this guidance could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of our acquisition related activities going forward. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

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

In May 2009 (and as amended in February 2010), the FASB issued and we adopted the authoritative guidance for subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.

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

Foreign Currency Exchange and Other Rate Risks

With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The results of operations for the periods discussed herein have not been materially affected by inflation.

We currently use a short-term forward exchange contract to hedge our risk related to the foreign currency fluctuations of an intercompany loan denominated in foreign currency. The forward exchange contract has a notional amount of 8.2 million euros ($11.7 million at December 31, 2009). We consider the credit risk related to the foreign exchange contract to be low because the instrument was entered into with a financial institution with a high credit rating. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.

Interest Rate Risk

Cash and Cash Equivalents.  We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2009 would increase interest income by approximately $0.7 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Secured Credit Facility.  We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of December 31, 2009, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase interest expense by approximately $1.6 million or decrease interest expense by approximately $1.0 million from current levels. The primary reference rate under this credit facility is the London Interbank Offered Rate (“LIBOR”) for the applicable duration.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Note 16, “Selected Quarterly Information — Unaudited,” to the Consolidated Financial Statements.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide such reasonable assurance.

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

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

INCORPORATION BY REFERENCE

The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 19, 2010, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3.2(a)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
3.2(b)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)
4.1	Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2	Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4.4	Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5	Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.6	Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7	Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
4.8	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.13	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2	Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.3	Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4	1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5	1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6	1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7	1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*
10.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9	2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10	2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11(a)	2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.11(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.12(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.12(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.13	Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.15(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.15(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.16(a)	Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.16(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.16(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.16(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.17	Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010*+
10.18	Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.19(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.19(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.19(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.19(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.19(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.20	Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.21	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.22	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.23(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.24	Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.26	Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.28	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.29	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.30	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.31	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.32	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.34	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.35(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10.35(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*
10.35(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.36(a)	Form of Restricted Stock Agreement for Executive Officers -- Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*
10.36(b)	New Form of Restricted Stock Agreement for Executive Officers -- Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
10.36(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*
10.36(d)	Form of Restricted Stock Agreement for Messrs. Carlozzi and Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.37	Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10.38	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.39	Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10.40(b)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.41	Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.42	Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10.43(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.43(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10.43(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.44	Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.45	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.47	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.48	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49	Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
10.50	Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*
10.51	Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)
10.52	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53	Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.54	Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)
10.55(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.55(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
21	Subsidiaries of the Company+
23	Consent of Pricewaterhouse Coopers LLP+
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig Stuart M. Essig	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ John B. Henneman, III John B. Henneman, III	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Jerry E. Corbin Jerry E. Corbin	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2010

/s/ Richard E. Caruso, Ph.D. Richard E. Caruso, Ph.D.	Chairman of the Board	February 26, 2010

/s/ Thomas J. Baltimore, Jr. Thomas J. Baltimore, Jr.	Director	February 26, 2010

/s/ Keith Bradley, Ph.D. Keith Bradley, Ph.D.	Director	February 26, 2010

/s/ Neal Moszkowski Neal Moszkowski	Director	February 26, 2010

/s/ Raymond G. Murphy Raymond G. Murphy	Director	February 26, 2010

/s/ Christian Schade Christian Schade	Director	February 26, 2010

/s/ James M. Sullivan James M. Sullivan	Director	February 26, 2010

/s/ Anne M. VanLent Anne M. VanLent	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion and the calculation of earnings per share for share based payment transactions that are participating securities in 2009.

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

/s/  PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 26, 2010

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Total revenue, net	$682,487	$654,604	$550,459

Costs and Expenses:
Cost of product revenues	244,918	252,826	214,674
Research and development	44,280	60,495	30,658
Selling, general and administrative	281,102	280,997	225,187
Intangible asset amortization	14,363	12,875	12,652

Total costs and expenses	584,663	607,193	483,171

Operating income	97,824	47,411	67,288
Interest income	631	2,114	3,552
Interest expense	(23,227)	(30,085)	(27,113)
Other income (expense), net	(2,076)	(905)	2,971

Income before income taxes	73,152	18,535	46,698
Provision for (benefit from) income taxes	22,197	(9,192)	20,949

Net income	$50,955	$27,727	$25,749

Basic net income per common share	$1.75	$0.98	$0.91
Diluted net income per common share	$1.74	$0.96	$0.86
Weighted average common shares outstanding (See Note 12):
Basic	29,038	27,781	27,712
Diluted	29,292	28,378	29,373

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$71,891	$183,546
Trade accounts receivable, net of allowances of $11,216 and $10,052	103,228	112,417
Inventories, net	140,240	146,103
Deferred tax assets	29,972	24,135
Prepaid expenses and other current assets	20,032	31,191

Total current assets	365,363	497,392
Property, plant, and equipment, net	83,526	76,003
Intangible assets, net	211,117	225,998
Goodwill	261,941	212,094
Deferred tax assets	15,841	10,004
Other assets	2,314	4,523

Total assets	$940,102	$1,026,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$100,000
Convertible securities	76,760	—
Accounts payable, trade	24,598	22,964
Deferred revenue	4,077	3,053
Accrued compensation	23,227	16,030
Accrued expenses and other current liabilities	28,068	32,704

Total current liabilities	156,730	174,751
Long-term borrowings under senior credit facility	160,000	160,000
Long-term convertible securities	148,754	299,480
Deferred tax liabilities	9,319	—
Other liabilities	20,414	19,474

Total liabilities	495,217	653,705

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 34,958 and 34,352 issued	350	344
Additional paid-in capital	520,849	502,784
Treasury stock, at cost; 6,354 shares	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	9,746	6,314
Pension liability adjustment, net of tax	(860)	(959)
Unrealized gain on derivatives, net of tax	19	—
Retained earnings	167,161	116,206

Total stockholders’ equity	444,885	372,309

Total liabilities and stockholders’ equity	$940,102	$1,026,014

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

OPERATING ACTIVITIES:
Net income	$50,955	$27,727	$25,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,688	30,717	25,627
In-process research and development	277	25,240	4,600
Deferred income tax provision (benefit)	548	(33,542)	(18,362)
Share-based compensation	15,580	32,635	15,394
Gain on sale of assets/investments	—	—	(111)
Amortization of bond issuance costs	2,400	2,431	1,412
Non-cash interest expense	9,899	12,471	13,364
Payment of accreted interest	(5,391)	—	—
Gain on convertible note repurchases	(480)	—	—
Excess tax benefits from stock-based compensation arrangements	(20)	(1,590)	(1,224)
Other, net	—	18	791
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	9,808	(4,710)	(2,841)
Inventories	9,405	10,823	(18,591)
Prepaid expenses and other current assets	(4,314)	3,974	616
Refundable income taxes	11,343	(18,821)	—
Other non-current assets	411	(102)	364
Accounts payable, accrued expenses and other current liabilities	4,550	(17,258)	118
Income taxes payable	—	—	1,235
Deferred revenue	(289)	(372)	(3,071)
Other liabilities	(1,135)	2,949	1,956

Net cash provided by operating activities	143,235	72,590	47,026

INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(60,783)	(86,874)	(100,810)
Purchases of property and equipment	(25,238)	(13,401)	(22,572)
Proceeds from sales of property and equipment	—	—	411
Purchases of intangible assets	(2,331)	—	—

Net cash used in investing activities	(88,352)	(100,275)	(122,971)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	—	260,000	75,000
Repayments under senior credit facility	(100,000)	—	(175,045)
Repurchase of liability component of convertible notes	(78,005)	(119,558)	—
Proceeds from issuance of convertible notes	—	—	330,000
Proceeds from sale of stock purchase warrants	—	—	21,662
Purchase option hedge on convertible notes	—	—	(46,771)
Convertible note issuance and other financing costs	—	—	(9,832)
Proceeds from exercised stock options and warrants	6,643	11,504	18,781
Purchases of treasury stock	—	—	(106,534)
Excess tax benefits from stock-based compensation arrangements	20	1,590	1,224

Net cash (used in) provided by financing activities	(171,342)	153,536	108,485

Effect of exchange rate changes on cash and cash equivalents	4,804	356	2,102

Net (decrease) increase in cash and cash equivalents	(111,655)	126,207	34,642
Cash and cash equivalents at beginning of period	183,546	57,339	22,697

Cash and cash equivalents at end of period	$71,891	$183,546	$57,339

Cash paid during the year for interest	$11,336	$17,259	$10,870
Cash paid during the year for income taxes	$20,529	$41,246	$38,664
Supplemental non-cash disclosure:
Acquisition fees included in liabilities	$—	$—	$1,478
Property and equipment purchases included in liabilities	$997	$571	$294

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common		Treasury		Additional	Comprehensive
	Stock		Stock		Paid-In	Income	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Equity
	(In thousands)

Balance, December 31, 2006	31,464	$315	(4,147)	$(145,846)	$373,984	$8,080	$65,251	$301,784
Net income	—	—	—	—	—	—	25,749	25,749
Foreign currency translation	—	—	—	—	—	9,723	—	9,723
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,242	—	1,242

Total comprehensive income								$36,714

Allocation of equity component of convertible notes	—	—	—	—	26,554	—	—	26,554
Release of valuation allowance on deferred tax asset related to convertible notes	—	—	—	—	2,711	—	—	2,711
Issuance of common stock through employee benefit plans	788	8	—	—	18,528	—	—	18,536
Tax benefit related to call options on convertible notes	—	—	—	—	17,542	—	—	17,542
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	—	3,087	—	—	3,087
Share-based compensation	—	—	—	—	15,478	—	—	15,478
Repurchase of common stock	—	—	(2,207)	(106,534)	—	—	—	(106,534)
Purchase option hedge on convertible notes	—	—	—	—	(46,771)	—	—	(46,771)
Sale of stock purchase warrants	—	—	—	—	21,662	—	—	21,662
Equity portion of debt issuance costs	—	—	—	—	(1,573)	—	—	(1,573)
Cumulative effect of the adoption of FIN 48	—	—	—	—	—	—	(1,632)	(1,632)
Convertible note share conversion	—	—	—	—	36	—	—	36

Balance, December 31, 2007	32,252	$323	(6,354)	$(252,380)	$431,238	$19,045	$89,368	$287,594

Non-employee stock compensation expense	—	—	—	—	1,095	—	(889)	206
Net income	—	—	—	—	—	—	27,727	27,727
Foreign currency translation	—	—	—	—	—	(13,454)	—	(13,454)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(236)	—	(236)

Total comprehensive income								$14,243

Release of valuation allowance on deferred tax asset related to convertible notes	—	—	—	—	2,144	—	—	2,144
Issuance of common stock through employee benefit plans	1,022	11	—	—	11,442	—	—	11,453
Issuance of common stock for convertible note settlement	768	8	—	—	396	—	—	404
Recapture of deferred tax for convertible debt	—	—	—	—	11,453	—	—	11,453
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	—	1,813	—	—	1,813
Share-based compensation	—	—	—	—	32,496	—	—	32,496
Issuance and commitment of common stock for acquisition	310	2	—	—	10,707	—	—	10,709

Balance, December 31, 2008	34,352	$344	(6,354)	$(252,380)	$502,784	$5,355	$116,206	$372,309

Net income	—	—	—	—	—	—	50,955	50,955
Foreign currency translation	—	—	—	—	—	3,432	—	3,432
Minimum pension liability adjustment, net of tax	—	—	—	—	—	99	—	99
Unrealized gain on derivatives, net of tax	—	—	—	—	—	19	—	19

Total comprehensive income								$54,505

Issuance of common stock through employee benefit plans	606	6	—	—	3,145	—	—	3,151
Share-based compensation	—	—	—	—	14,938	—	—	14,938
Repurchase of equity component of convertible debt	—	—	—	—	(18)	—	—	(18)

Balance, December 31, 2009	34,958	$350	(6,354)	$(252,380)	$520,849	$8,905	$167,161	$444,885

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. See Note 3, “Acquisitions,” for details of new subsidiaries included in the consolidation.

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

RECLASSIFICATIONS

Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Finished goods	$109,077	$109,033
Work in process	28,757	21,883
Raw materials	30,131	38,688
Less: reserves	(27,725)	(23,501)

Total inventories, net	$140,240	$146,103

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

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2009 or 2008.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2009	2008	Lives
	(In thousands)

Land	$2,803	$1,832
Buildings and building improvements	6,709	6,163	5-40 years
Leasehold improvements	35,335	31,968	1-20 years
Machinery and equipment	81,572	62,920	2-15 years
Furniture, fixtures and information systems	42,526	38,095	1-15 years
Construction in progress	5,039	7,306

Total	173,984	148,284
Less: Accumulated depreciation	(90,458)	(72,281)

	$83,526	$76,003

Depreciation expense associated with property, plant and equipment was $18.8 million, $12.8 million and $8.8 million in 2009, 2008 and 2007, respectively.

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

Changes in the carrying amount of goodwill in 2009 and 2008 were as follows:

	2009	2008
	(In thousands)

Goodwill	$212,094	$207,438
Accumulated impairment losses	—	—

Goodwill, beginning of year	212,094	207,438
Integra Spine acquisition, earnout payment and working capital adjustment	49,796	6,395
Minnesota Scientific acquisition and working capital adjustment	101	2,997
Canada Microsurgical earnout payment adjustments	645	113
IsoTis working capital and tax adjustments	—	(2,148)
Integra Neurosciences Pty Ltd. earnout payment and working capital adjustments	130	—
Luxtec/LXU working capital and tax adjustments	—	(476)
Precision Dental working capital and tax adjustments	—	320
Foreign currency translation and other	(825)	(2,545)

Goodwill, end of year	$261,941	$212,094

The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted	December 31, 2009			December 31, 2008
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,632	$(22,526)	$47,106	$67,154	$(15,658)	$51,496
Customer relationships	12 years	97,922	(36,724)	61,198	94,487	(26,104)	68,383
Trademarks/brand names	35 years	35,091	(8,692)	26,399	34,582	(6,547)	28,035
Trademarks/brand names	Indefinite	50,034	—	50,034	50,034	—	50,034
Noncompetition agreement	5 years	6,666	(6,532)	134	6,449	(5,724)	725
Supplier relationships	30 years	29,300	(3,647)	25,653	29,300	(2,670)	26,630
All other	15 years	1,531	(938)	593	1,531	(836)	695

		$290,176	$(79,059)	$211,117	$283,537	$(57,539)	$225,998

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $21.0 million, $17.6 million and $16.8 million, respectively. Annual amortization expense is expected to approximate $17.0 million in 2010, $16.7 million in 2011, $16.4 million in 2012, $13.8 million in 2013, $12.8 million in 2014 and $84.5 million thereafter. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. Amortization of product technology-based intangible assets, which totaled $6.6 million, $4.8 million and $4.2 million in 2009, 2008 and 2007, respectively, is presented by the Company within cost of product revenues.

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

INTEGRA FOUNDATION

The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $0.6 million, $1.1 million and $1.1 million to the Integra Foundation in 2009, 2008 and 2007, respectively. These contributions were recorded in selling, general, and administrative expense.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DERIVATIVES

The Company reports all derivatives at their estimated fair value and records changes in fair value in current earnings or defers these changes until a related hedged item is recognized in earnings, depending on the nature and effectiveness of the hedging relationship. The designation of a derivative as a hedge is made on the date the derivative contract is executed. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, the Company discontinues hedge accounting. Any hedge ineffectiveness is included in current period earnings in other income (expense), net.

The Company documents all relationships between hedged items and derivatives. The Company’s overall risk management strategy describes the circumstances under which it may undertake hedge transactions and enter into derivatives. The objective of the Company’s current risk management strategy is to hedge the risk of changes in foreign currency exchange rates related to intercompany debt.

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

INCOME TAXES

Income taxes are accounted by using the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

REVENUE RECOGNITION

Total revenues, net, include product sales, product royalties and other revenues, such as fees received under research, licensing, and distribution arrangements, research grants, and technology-related royalties.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss have passed to the customer, there is a fixed or determinable sales price, and collectibility of that sales price is reasonably assured. For product sales, the Company’s stated terms are primarily FOB shipping point and with most customers, title and risk of loss pass to the customer at that time. With certain United States customers, the Company retains risk of loss until the customers receive the product, and in those situations, the Company recognizes revenue upon receipt by the customer.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $8.3 million, $7.7 million and $8.5 million were recorded in selling, general and administrative expense during 2009, 2008 and 2007, respectively.

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

Accrued warranty expense consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Beginning balance	$701	$770
Net change	(69)	(69)

Ending balance	$632	$701

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded in-process research and development charges of $0.3 million related to certain assets acquired from Innovative Spinal Technologies, Inc. in 2009, $25.2 million related to the Integra Spine acquisition in 2008, and $4.6 million related to the IsoTis acquisition in 2007. All of these charges were related to technology that had not yet reached feasibility and had no alternative future use.

EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT-RELATED COSTS

The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with the authoritative guidance for exit or disposal costs.

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

STOCK-BASED COMPENSATION

The Company applies the authoritative guidance for stock based compensation. This guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Since the adoption of the guidance, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Stock-based compensation expense for stock-based compensation awards granted after January 1, 2006 was based on the fair value on the grant date using the binomial distribution model. The Company recognized compensation expense for stock option awards on a ratable basis over the requisite service period of the award. The long form method was used in the determination of the windfall tax benefit in accordance with the guidance.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSION BENEFITS

Defined benefit pension plans cover certain employees in the U.K. and former employees in Germany. Various factors are considered in determining the pension liability, including the number of employees expected to be paid their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions. If the actual results and events for the pension plans differ from current assumptions, the benefit obligation may be over or under valued.

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

Pension contributions are expected to be consistent over the next few years since the Miltex plan was dissolved in 2008, the Germany plan is frozen and the U.K. plan is closed to new participants. Contributions to the plans for 2009, 2008 and 2007 were $0.4 million, $0.5 million and $0.5 million, respectively.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, which is effective for interim and annual periods ending after September 15, 2009. This pronouncement made the FASB Accounting Standards Codification the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles and supersedes all existing non-SEC standards. The references to accounting literature included in the footnotes herein have been updated to remove all references to superseded literature.

Effective January 1, 2009, the Company adopted the authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance is effective for the $330.0 million (of which $243.0 million remains outstanding) aggregate principal amount of the senior convertible notes due June 2010 and June 2012 with an annual rate of 2.75% and 2.375%, respectively, (the “2010 Notes” and the “2012 Notes,” respectively, and collectively the “Notes”), and the $119.5 million exchanged portion of our contingent convertible subordinated notes that were due March 2008 with an annual rate of 2.5% (the “2008 Notes”) and requires retrospective application for all periods presented. Accordingly, the financial statements included herein have been previously restated to reflect retroactive adoption.

Effective January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”) and requires retrospective application for all periods presented. Accordingly, the financial statements included herein have been previously restated to reflect retroactive adoption. The adoption

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 12, “Net Income Per Share” for a further discussion.

Effective January 1, 2009, the Company adopted the revised authoritative guidance for business combinations. The new guidance changes the practice for accounting for business combinations, such as requiring that the Company (1) expense transaction costs as incurred, rather than capitalizing them as part of the purchase price; (2) record contingent consideration arrangements and pre-acquisition contingencies, such as legal issues, at fair value at the acquisition date, with subsequent changes in fair value recorded in the income statement; (3) capitalize the fair value of acquired research and development assets, whereas the Company previously determined the acquisition-date fair value and then immediately charged the value to expense; and (4) limit the conditions under which restructuring expenses can be accrued in the opening balance sheet of a target to only those where the requirements would have been met at the acquisition date. Additionally, the new guidance provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. The implementation of the new guidance could result in an increase or decrease in future selling, general and administrative and other operating expenses, depending upon the extent of the Company’s acquisition related activities going forward. No business combination transactions occurred since the Company adopted the new guidance. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

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

In May 2009 (and as amended in February 2010), the FASB issued and the Company adopted the new authoritative guidance for subsequent events. The new guidance establishes general standards of accounting for and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of events that occur after the balance sheet date but before the financial statements are issued. The new guidance is effective in the first interim period ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

The Company has cash and cash equivalents consisting of short term, highly liquid investments, purchased with original maturities of three months or less. As quoted prices in active markets for identical assets exist, these assets are considered Level 1 investments for fair value measurement.

3.	ACQUISITIONS

BUSINESS COMBINATIONS

Athrodax Healthcare International Ltd.

In December 2009, the Company acquired certain assets as well as the distribution rights for its Newdeal® product lines in the United Kingdom from Athrodax Healthcare International Ltd. (“Athrodax”), for approximately $3.3 million (2.0 million British Pounds) in cash, subject to certain adjustments for working capital items. For the last 10 years Athrodax had been the Company’s distributor of extremity reconstruction products in the United Kingdom. The acquisition provides the Company with the opportunity to distribute orthopedic products directly to its United Kingdom customers, and included an experienced sales team in the foot and ankle surgery market which had successfully developed its brand in the United Kingdom.

The following summarizes the final allocation of the purchase price based on fair values of the assets and liabilities acquired (in thousands):

Inventory	$1,949
Property, plant and equipment	319
Intangible assets:		Wtd. Avg. Life 10 years
Customer relationships	1,329

Total assets acquired	3,597
Accrued expenses and other current liabilities	(297)

Net assets acquired	$3,300

Minnesota Scientific, Inc.

In December 2008, the Company acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of the Company’s common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), and $0.3 million in transaction related costs, subject to certain adjustments. At the time of acquisition, Omni-Tract was a global leader in the development and manufacture of table mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. The Company has integrated Omni-Tract’s product lines into its combined offering of Jarit®, Padgett®, R&B Redmondtm, and Luxtec® lines of surgical instruments and illumination systems sold by the Integra Medical Instruments sales organization.

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008 and the purchase price allocation was finalized during the second quarter of 2009 with only minor adjustments to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Omni-Tract’s future cash flows and is not deductible for tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Integra Neurosciences Pty Ltd.

In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. Approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation was paid in November 2009. With this acquisition of the Company’s long-standing distributor, the Company has a direct selling presence in Australia and New Zealand.

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2008 and the purchase price allocation was finalized during the fourth quarter of 2009 with only minor adjustments to goodwill which is not deductible for tax purposes.

Theken

In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in the two years after closing. Approximately $52.0 million of this potential revenue performance obligation was paid in November 2009. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.

Management determined the preliminary fair value of assets acquired during the third quarter of 2008 and the purchase price allocation was finalized during the third quarter of 2009 with only minor adjustments to goodwill. The in-process research and development had not yet reached technological feasibility and had no alternative future use at the date of acquisition. The Company recorded an in-process research and development charge of $25.2 million in the third quarter of 2008 in connection with this acquisition, which was included in research and development expense. The goodwill recorded in connection with this acquisition was based on the benefits the Company expects to generate from Theken’s future cash flows and is deductible for tax purposes.

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

	Year Net	Discount Rate
	Cash In-	Including Factor	Acquired in-
	Flows	to Account for	Process
	Expected to	Uncertainty of	Research and
Project	Begin	Success	Development

eDisc artificial lumbar disc	2013	23%	$13.0 million
eDisc artificial cervical disc	2016	23%	7.2 million
Spinal fixation implants	2009	15%	4.7 million
All other	2009	15%	0.3 million

Currently, the Company is reassessing its original plans with respect to the development of the eDisc products. Of the 13 implant systems in development at the time of acquisition, 11 were successfully launched and two are still in development.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2008 acquisitions:

		Integra
	Minnesota	Neurosciences Pty	Integra
	Scientific, Inc.	Ltd.	Spine
	(In thousands)

Cash	$1,501	$630	$167
Accounts receivable	1,324	—	5,969
Inventory	544	1,198	15,130
Other current assets	110	—	699
Property, plant and equipment	377	66	8,244
Other assets	—	—	1
Intangible assets:
Technology	3,816	—	13,470
Tradename	13,084	90
Customer relationships	—	4,367	15,630
In-process research and development	—	—	25,240
Goodwill	2,997	97	56,190

Total assets acquired	23,753	6,448	140,740

Accounts payable, accrued expenses and other current liabilities	335	70	9,716
Deferred tax liabilities — non-current	6,030	1,388	—

Total liabilities assumed	6,365	1,458	9,716

Net assets acquired	$17,388	$4,990	$131,024

Precise Dental

On December 1, 2007 the Company acquired all of the outstanding stock of the Precise Dental family of companies (“Precise”) for $10.5 million in cash, and $0.6 million in acquisition expenses and working capital adjustments. The Precise Dental family of companies was comprised of Precise Dental Products, Ltd., Precision Dental International, Inc., Precise Dental Holding Corp. and Precise Dental Internacional, S.A. de C.V., a Mexican corporation. At the time of acquisition, the companies developed, manufactured, procured, marketed and sold endodontic materials and dental accessories, including the manufacture of absorbable paper points, gutta percha and dental mirrors. Together these companies have procurement and distribution operations in Canoga Park, California and manufacturing operations at multiple locations in Mexico. The Company has integrated the acquired Canoga Park procurement and distribution functions into its York, Pennsylvania dental operations and manages the manufacturing operations in Mexico.

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2007 and the purchase price allocation was finalized during the fourth quarter of 2008 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Precise’s future cash flows and is not deductible for tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IsoTis

On October 29, 2007, the Company acquired all of the outstanding stock of IsoTis, Inc. and subsidiaries (“IsoTis”) for $64.0 million in cash, subject to certain adjustments and acquisition expenses of $4.7 million. At the time of acquisition, IsoTis was comprised of IsoTis, Inc., IsoTis OrthoBiologics, Inc., IsoTis NV and IsoTis International SA. IsoTis, based in Irvine, California, was an orthobiologics company that developed, manufactured and marketed proprietary products for the treatment of musculoskeletal diseases and disorders. IsoTis’ orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. IsoTis’ commercial business is highlighted by its Accell® line of products, which it believes represents the next generation in bone graft substitutes.

Management determined the preliminary fair value of assets acquired during the fourth quarter of 2007 and the purchase price allocation was finalized during the fourth quarter of 2008 with changes recorded to goodwill and to deferred taxes for the release of a valuation allowance. The Company recorded an in-process research and development charge of $4.6 million in the fourth quarter of 2007 in connection with this acquisition, which was included in Research and development expense. The in-process research and development has not yet reached technological feasibility and has no alternative future use at the date of acquisition. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from IsoTis’ future cash flows and is not deductible for tax purposes.

Physician Industries

On May 11, 2007, the Company acquired certain assets of the pain management business of Physician Industries, Inc. (“Physician Industries”) for approximately $4.0 million in cash, subject to certain adjustments and acquisition expenses of $0.1 million. In addition, the Company may pay additional amounts over the next four years depending on the performance of the business. At the time of acquisition, Physician Industries, located in Salt Lake City, Utah, assembled, marketed, and sold a comprehensive line of pain management products for acute and chronic pain, including customized trays for spinal, epidural, nerve block, and biopsy procedures. The Physician Industries business has been combined with the Company’s similar Spinal Specialties products line and the products are sold under the name Integra Pain Management.

Management determined the preliminary fair value of assets acquired during the second quarter of 2007 and the purchase price allocation was finalized during the fourth quarter of 2007 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from Physician Industries’ future cash flows and is deductible for tax purposes.

LXU Healthcare, Inc.

On May 8, 2007, the Company acquired the shares of LXU Healthcare, Inc. (“LXU”) for $30.0 million in cash paid at closing subject to certain adjustments and $0.5 million of acquisition-related expenses. LXU is operated as part of the Company’s surgical instruments business. We received proceeds of $0.4 million from escrow accounts in the third quarter of 2007 relating to adjustments for working capital and benefit plans, which was accounted for as a reduction in the total purchase price. At the time of acquisition, LXU, was based in West Boylston, Massachusetts and was comprised of three distinct businesses: the market-leading manufacturer of fiber optic headlight systems for the medical industry; a leading specialty surgical products distributor which had a sales force calling on surgeons and key clinical decision makers; and a critical care products distributor which had direct sales coverage in the southeastern United States.

As was the intention at the time of the acquisition, the Company wound down LXU’s Bimeco business, which was not aligned with the Company’s strategy. The Company integrated the LXU Medical sales force and distributor network with the Integra Medical Instruments sales and distribution organization.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management determined the preliminary fair value of assets acquired during the second quarter of 2007 and the purchase price allocation was finalized during the fourth quarter of 2007 with only minor changes recorded to goodwill. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from LXU’s future cash flows and is not deductible for tax purposes.

DenLite

On January 3, 2007, the Company’s subsidiary Miltex, Inc. acquired the DenLite® product line from Welch Allyn in an asset purchase for $2.2 million in cash paid at closing and approximately $35,000 of acquisition-related expenses. DenLite® is a lighted mouth mirror used in dental procedures.

Management determined the preliminary fair value of assets acquired during the first quarter of 2007 and the purchase price allocation was finalized in the second quarter of 2007 with no changes being recorded. The goodwill recorded is deductible for tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed as a result of the 2007 acquisitions:

	Precision		Physician	LXU
	Dental	IsoTis	Industries	Healthcare	DenLite
		(In thousands)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2008 and 2007 as if the acquisitions consummated in 2008 and 2007 had been completed as of the beginning of 2007. The effect of the 2009 acquisition was not material and is not included below. The pro forma results are based upon certain assumptions and estimates and they give effect to actual operating results prior to the acquisitions and adjustments to reflect increased depreciation expense, increased intangible asset amortization, and increased income taxes at a rate consistent with Integra’s marginal rate in each year. No effect has been given to cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	2008	2007
	(In thousands, except per share amounts)

Total revenue, net	$677,697	$641,015
Net income/(loss)(1)	21,793	(9,309)
Basic net income per share	$0.77	$(0.33)
Diluted net income per share	$0.75	$(0.31)

(1)	Amount for 2007 includes the one-time charge of $25.2 million for in-process research and development costs related to the 2008 Integra Spine acquisition.

Due to immateriality and lack of readily available audited financial information, the above table excludes the results of the Athrodax, Minnesota Scientific, Inc. and Integra Neurosciences Pty Ltd. operations.

Other

In August 2009, the Company acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition resulted from an auction process conducted by the bankruptcy trustee and approved by the U.S. Bankruptcy Judge for the District of Massachusetts. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. The Company acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and assumed certain of IST’s patent license agreements and related obligations.

The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at allocated cost with no related goodwill.

The following summarizes the allocation of the purchase price based on the allocated cost of the assets acquired and liabilities assumed (in thousands):

Inventory	$4,238
Property, plant and equipment	2,974
Intangible assets:		Wtd. Avg. Life 10 years
Technology	2,055
In-process research and development	277	Expensed immediately

Total assets acquired	9,544
Accrued expenses	(20)

Net assets acquired	$9,524

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RESTRUCTURING ACTIVITIES

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

In connection with these restructuring activities, the Company has recorded immaterial charges during 2009, 2008 and 2007.

Below is a reconciliation of the restructuring accrual activity recorded during 2008 and 2009:

	Employee
	Termination	Facility Exit
	Costs	Costs	Total
	(In thousands)

Balance at December 31, 2007	$615	$625	$1,240
Additions	225	235	460
Changes in estimates	(153)	144	(9)
Payments	(249)	(770)	(1,019)
Effects of foreign exchange	4	1	5

Balance at December 31, 2008	442	235	677
Additions	—	416	416
Payments	(442)	(651)	(1,093)

Balance at December 31, 2009	$—	$—	$—

5.	DEBT

2008 Contingent Convertible Subordinated Notes

The Company was required to make interest payments on its 2008 Notes at an annual rate of 2.5% each September 15 and March 15. The Company paid contingent interest on the 2008 Notes approximating $1.8 million during the quarter ended March 31, 2008. The contingent interest paid was for each of the last three years the 2008 Notes remained outstanding in an amount equal to the greater of (1) 0.50% of the face amount of the 2008 Notes and (2) the amount of regular cash dividends paid during each such year on the number of shares of common stock into which each 2008 Note was convertible. Holders of the 2008 Notes could convert the 2008 Notes under certain circumstances, including when the market price of its common stock on the previous trading day was more than $37.56 per share, based on an initial conversion price of $34.15 per share. As of December 31, 2008, all of the 2008 Notes had been converted to common stock or cash.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 27, 2006, the Company exchanged $115.2 million (out of a total of a $120.0 million) of its 2.5% Contingent Convertible Subordinated Notes due 2008 (the “old notes”) for the equivalent amount of 2.5% Contingent Convertible Subordinated Notes due 2008 (the “new notes”). The terms of the new notes were substantially similar to those of the old notes, except that the new notes had a net share settlement feature and included “takeover protection,” whereby the Company would pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature required that, upon conversion of the new notes, the Company pay holders in cash for up to the principal amount of the converted new notes with any amounts in excess of this cash amount settled, at the election of the Company, in cash or shares of its common stock. Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $288,000 of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $332,000 in connection with the offer. The Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the exchange of the old notes.

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

In August 2003, the Company entered into an interest rate swap agreement with a $50.0 million notional amount to hedge the risk of changes in fair value attributable to interest rate risk with respect to a portion of our fixed-rate convertible notes. The Company received a 2.5% fixed rate from the counterparty, payable on a semi-annual basis, and paid to the counterparty a floating rate based on 3-month LIBOR minus 35 basis points, payable on a quarterly basis. The interest rate swap agreement was scheduled to terminate in March 2008, subject to early termination upon the occurrence of certain events, including redemption or conversion of the convertible notes. On September 27, 2006, the Company terminated this interest rate swap agreement in connection with the exchange of the convertible notes. The interest rate swap agreement qualified as a fair value hedge. The net amount to be paid or received under the interest rate swap agreement was recorded as a component of interest expense.

The fair value of the contingent interest obligation, which was the same under the old and new notes, had been marked to its fair value at each balance sheet date, with changes in the fair value recorded to interest expense. At December 31, 2007, the estimated fair value of the contingent interest obligation was $1.8 million. In 2007, the Company recorded $0.7 million of interest expense associated with changes in the estimated fair value of the contingent interest obligation.

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount under its 2010 Notes and $165.0 million aggregate principal amount under its 2012 Notes. The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 1 and June 1 of each year. The fair value of the 2010 Notes and the 2012 Notes at December 31, 2009 was approximately $77.8 million and $158.7 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. As of December 31, 2009, none of these conditions existed with respect to the 2012 Notes, but the 2010 Notes were freely convertible. As a result, $76.8 million of the 2010 Notes mature within a year and are therefore classified as short-term liabilities, and $148.7 million of the 2012 Notes is classified as long-term.

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

In 2009, the Company repurchased the principal amount of $32.1 million, $18.7 million, $17.7 million, and $18.6 million in March, June, September and December, respectively, of the 2010 Notes. The total cash paid for the Notes was $83.3 million, of which $78.0 million related to the repurchase of the liability component. The Company recognized a gain of $0.5 million on these repurchases.

For all of these transactions the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the above repurchases, in separate transactions, the Company has

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

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

During 2007, the terms were amended to increase the amount and extend the maturity of the credit facility. We amended the credit facility in September 2007 to accommodate the acquisition of IsoTis as well as other acquisitions. The amendment modified certain financial and negative covenants which include the addition of up to $14.7 million of cost savings to the calculation of our Consolidated EBITDA as well as an increase in the Total Leverage ratio from 4.0 to 4.5 to 1 through June 30, 2008 only. We were in compliance with all covenants at each balance sheet date. At December 31, 2009, the Company has a $300.0 million, senior secured revolving credit facility, which it utilizes for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes.

On March 5, 2008, July 28, 2008 and on October 30, 2008, the Company borrowed $120.0 million, $80.0 million and $60.0 million, respectively, under its credit facility and as of December 31, 2008 had $260.0 million of outstanding borrowings under this credit facility. The outstanding borrowings have one-month interest periods. The Company used the proceeds from the March 2008 borrowing along with existing funds to repay all of the remaining 2008 Notes totaling approximately $119.4 million in the second quarter of 2008. The Company used the remainder of the funds to repay approximately $3.3 million of related accrued and contingent interest during the month of March 2008. On July 28, 2008 and October 30, 2008, the Company borrowed $80.0 million and $60.0 million, respectively, to fund the acquisition of Theken and for other general corporate purposes. During June 2009 and August 2009, the Company repaid $60.0 million and $40.0 million, respectively, of its outstanding borrowings. As a result, we have $160.0 million of outstanding borrowings under our credit facility at December 31, 2009. The Company regularly borrows under the credit facility and makes payments each month with respect thereto and considers all of the outstanding amounts to be long-term in nature based on its current intent and ability. If additional borrowings are made in connection with, for instance, future acquisitions, such activities could impact the timing of when the Company intends to repay amounts under this credit facility, which runs through December 2011. The fair value of the $160.0 million outstanding borrowings on this facility at December 31, 2009 was approximately $151.9 million. The interest rate of the outstanding borrowings was approximately 0.98% at December 31, 2009 and 2.87% at December 31, 2008.

6.	DERIVATIVE INSTRUMENTS

The Company utilizes a foreign currency forward exchange contract to hedge an anticipated intercompany transaction in euros and designates this derivative instrument as a cash flow hedge. Our forward exchange contract has a notional amount of 8.2 million euros ($11.7 million at December 31, 2009), and is short term in nature with a term of less than twelve months. This forward exchange contract matches the currency, timing and notional amount of underlying forecasted transactions. Therefore, no ineffectiveness resulted or was recorded through the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. As of December 31, 2009, this forward exchange contract has an aggregate U.S. dollar equivalent fair value amounting to net losses of $0.4 million included in other current liabilities. The net gains or losses from this cash flow hedge reported in accumulated other comprehensive income is reclassified to earnings and recorded in other income in our consolidated statement of operations as the foreign currency rates fluctuate. At December 31, 2009, the amount of net unrealized gains in other comprehensive income which will be recognized as an increase to other income in 2010 was not significant. The Company considers the credit risk related to the forward to be low because the instrument was entered into with a financial institution with a high credit rating.

7.	TREASURY STOCK

In October 2006, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2007 and terminated its prior repurchase program. On May 17, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2006 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2007. On October 30, 2007, the Company’s Board of Directors terminated the repurchase authorization it adopted on May 17, 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. Shares may be purchased either in the open market or in privately negotiated transactions. The Company repurchased 2.2 million shares of its common stock in 2007 for $106.5 million. The Company did not purchase any shares of its common stock under this repurchase program during the year ended December 31, 2008.

On October 30, 2008, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. The Company did not purchase any shares of its common stock under the October 2008 repurchase programs during the year ended December 31, 2009. As of December 31, 2009, there remained $75.0 million available for share repurchases under this authorization.

8.	STOCK PURCHASE AND AWARD PLANS

Employee stock-based compensation expense recognized under the authoritative guidance was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Research and development expense	$492	$674	$732
Selling, general and administrative	14,958	31,704	14,341
Amortization of amounts previously capitalized to inventory	130	257	321

Total employee stock-based compensation expense	15,580	32,635	15,394
Total tax benefit related to employee stock-based compensation expense	6,253	13,053	5,376

Net effect on net income	$9,327	$19,582	$10,018

As of December 31, 2009 and 2008, $22 thousand and $51 thousand, respectively, of stock-based compensation costs remain capitalized in inventory based on the underlying employees receiving the awards.

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

	2009	2008	2007

Dividend yield	0%	0%	0%
Expected volatility	29%	29%	32%
Risk free interest rate	2.0%	2.11% to 4.01%	3.19% to 5.20%
Expected life of option from grant date	8 years	6.8 years	6.6 years

The effect of the change in estimate has been accounted for on a prospective basis. The Company values stock option grants using the binomial distribution model. Management believes that the binomial distribution model is preferable to the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, vesting and forfeiture provisions in the valuation of employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2009, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2009, 2008 and 2007, the Company issued 7,263, 11,873 and 7,860 shares under the ESPP for $0.3 million, $0.4 million and $0.3 million, respectively.

The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.

EQUITY AWARD PLANS

As of December 31, 2009, the Company had stock options, restricted stock awards, and contract stock outstanding under seven plans, the 1993 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1993 Plan”), the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1993 Plan, the 1996 Plan, the 1998 Plan or the 1999 Plan.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term In Years	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2006	3,438	$29.41
Granted	231	41.56
Exercised	(682)	27.08
Forfeited or Expired	(63)	34.97

Outstanding at December 31, 2007	2,924	30.82
Granted	222	47.62
Exercised	(464)	24.33
Forfeited or Expired	(34)	35.26

Outstanding at December 31, 2008	2,648	33.32
Granted	63	24.82
Exercised	(236)	28.38
Forfeited or Expired	(67)	30.77

Outstanding at December 31, 2009	2,408	$33.65	3.18	$12,457

Vested or expected to vest at December 31, 2009	2,408	$33.65	3.18	$12,457

Exercisable at December 31, 2009	2,116	$32.55	3.62	$12,075

The intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $9.2 million and $12.9 million, respectively. The weighted average grant date fair value of options granted during the year 2009, 2008 and 2007, was $8.12, $18.08 and $16.91, respectively. Cash received from option exercises was $6.6 million, $11.5 million and $18.8 million, for fiscal 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was approximately $4.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock (shares in thousands):

			Performance Stock
			and Contract
	Restricted Stock Awards		Stock Awards
		Wtd. Avg.		Wtd. Avg.
		Fair		Fair
		Value per		Value per
	Shares	Share	Shares	Share

Unvested, December 31, 2006	185	$38.08	218	$35.41
Granted	153	46.42	15	45.81
Cancellations	(40)	41.19	(10)	35.82
Released	(14)	40.65	—	—

Unvested, December 31, 2007	284	42.29	223	36.10
Granted	82	44.18	292	36.17
Cancellations	(29)	41.78	—	—
Released	(13)	40.15	(200)	35.57

Unvested, December 31, 2008	324	42.92	315	36.52
Granted	320	25.24	112	34.25
Cancellations	(17)	41.42	—	—
Released	(145)	38.39	(11)	31.39
Vested but not released	—	—	(122)	35.78

Unvested, December 31, 2009	482	$32.29	294	$36.15

The Company recognized $10.5 million, $25.5 million and $6.9 million in expense related to awards granted in 2009, 2008 and 2007, respectively. The total fair market value of shares vested in 2009, 2008 and 2007 was $4.7 million, $25.5 million and $0.6 million, respectively.

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2009, there was approximately $17.1 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No other share-based awards are outstanding under any of the Plans. At December 31, 2009, there were 640,546 shares available for grant under the Plans.

9.	RETIREMENT BENEFIT PLANS

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company currently recognizes the unfunded liability for each of its plans. Therefore, the implementation of this statement had no effect on the financial statements upon its adoption.

DEFINED BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The plan covering employees in the manufacturing plant located in York, Pennsylvania (the “Miltex Plan”) was frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. During 2008, the Miltex Plan was terminated with all distributions made to participants. The Company recognized approximately $0.4 million in additional costs to fund these distributions. Accordingly, the Miltex Plan had no assets or liabilities remaining at December 31, 2009 and 2008. The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. The plans are no longer open to new participants. The Company uses a December 31 measurement date for all of its pension plans.

Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	2009		2008		2007
	U.S.	Non U.S.	U.S.	Non U.S.	U.S.	Non U.S.
	Plan	Plans	Plan	Plans	Plan	Plans
	(In thousands)

Service cost	$—	$121	$—	$141	$—	$160
Interest cost	—	605	14	718	24	715
Expected return on plan assets	—	(413)	—	(493)	(30)	(600)
Recognized net actuarial loss	—	307	—	553	23	382

Net periodic benefit cost	$—	$620	$14	$919	$17	$657

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	2009		2008		2007
	U.S.	Non U.S.	U.S.	Non U.S.	U.S.	Non U.S.
	Plan	Plans	Plan	Plans	Plan	Plans
	(In thousands)

Discount rate	—	5.9%	—	6.6%	5.5%	5.5%
Expected return on plan assets	—	5.4%	—	5.2%	7.0%	5.7%
Rate of compensation increase	—	3.7%	—	3.1%	3.0%	3.5%

The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2009 and 2007, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities. In 2008, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AAA of equivalent currency and term to the liabilities.

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2009 and 2008 and a reconciliation of the funded status at December 31, 2009 and 2008:

	December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plan	Plans	Plan	Plans
	(In thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$—	$9,616	$461	$13,265
Service cost	—	121	—	141
Interest cost	—	605	14	718
Participant contributions	—	22	—	26
Benefits paid	—	(481)	(530)	(387)
Actuarial loss (gain)	—	712	55	(586)
Effect of foreign currency exchange rates	—	955	—	(3,561)

Projected benefit obligation, end of year	$—	$11,550	$—	$9,616

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$—	$7,433	$523	$11,225
Actual return on plan assets	—	1,129	(106)	(868)
Employer contributions	—	409	113	400
Participant contributions	—	22	—	22
Benefits paid	—	(454)	(530)	(387)
Effect of foreign currency exchange rates	—	763	—	(2,959)

Plan assets at fair value, end of year	$—	$9,302	$—	$7,433

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plan	Plans	Plan	Plans
	(In thousands)

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of plan assets	$—	$(2,248)	$—	$(2,183)
Unrecognized net actuarial loss	—	1,190	—	1,372
Accumulated other comprehensive loss	—	(1,190)	—	(1,372)

Amounts recognized	$—	$(2,248)	$—	$(2,183)

The accrued benefit liability recorded at December 31, 2009 and 2008 is included in other liabilities, and the current portion is included in accrued expenses.

The combined accumulated benefit obligation for the defined benefit plans was $11.5 million and $9.6 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for each plan exceeded that plan’s assets for all periods presented.

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The U.K. Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. Neither the Miltex nor Germany Plans had any assets at December 31, 2009 or December 31, 2008.

Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plan	Plans	Plan	Plans

Equity securities	—	18%	—	14%
Corporate bonds	—	34%	—	33%
Government bonds	—	47%	—	50%
Cash	—	1%	—	3%

	—	100%	—	100%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2009 is as follows (in thousands):

		Fair Value Measurements at December 31, 2009:
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Manager/Fund	Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Bank account	Cash	$50	$50	$—	$—
Baillie Gifford-Managed Pension Fund(a)	Equity securities	1,681	—	1,681	—
	Overseas government bonds	4	—	4	—
	Corporate bonds	203	—	203	—
	Cash	48	48	—	—
Baillie Gifford-Investment Grade Long Bond Fund(b)	Corporate bonds	3,159	—	3,159	—
Legal & General-Over 15 Year Index Linked Gilts Index(c)	Index-linked government bonds	4,157	—	4,157	—

Total		$9,302	$98	$9,204	$—

(a)	This category represents a pooled fund consisting of holdings in a range of UK and overseas equities and bonds, and cash.

(b)	This category represents a diversified portfolio of investment grade fixed interest securities.

(c)	This category represents a fund consisting of index-linked gilts and is designed to follow a benchmark index.

The Level 2 investments are single priced. The fund prices are calculated by the trustee by taking the closing market price of each underlying investment using a variety of independent pricing sources (i.e., quoted market prices, IBOXX, FTSE, Bloomberg, etc.). The prices also include income receivable and expenses payable, where applicable.

The Company anticipates contributing approximately $0.4 million to its defined benefit plans in 2010. The Company expects to pay the following estimated future benefit payments in the years indicated (in thousands):

2010	$410
2011	448
2012	493
2013	532
2014	560
2015-2018	3,299

Included in Accumulated Other Comprehensive Income is $0.6 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2010.

DEFINED CONTRIBUTION PLANS

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $1.7 million, $1.4 million and $1.1 million in 2009, 2008 and 2007, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LEASES

In May 2008, Integra LifeSciences Corporation entered into a Lease Agreement with 109 Morgan Lane, LLC (the “Morgan Lane Lease”) for the expansion of the Company’s headquarters in Plainsboro, New Jersey. The Morgan Lane Lease was signed simultaneously with Morgan Lane, LLC’s purchase of the building, land and premises from Provestco, Inc. The Company initially leased approximately 26,750 square feet located at 109 Morgan Lane, Plainsboro, New Jersey (the “Initial Space”) for general office, lab and warehouse purposes. The Company leased an additional approximately 31,261 square feet in the building beginning on April 1, 2009 (the “Remaining Space”). In January 2009, the Company entered into the First Amendment to the Lease Agreement dated as of January 1, 2009 with Morgan Lane, LLC to change the base rent terms and extend the term of the Morgan Lane Lease through March 31, 2019. The rent for the Initial Space ranges from approximately $240,000 per year in the beginning stages of the term to approximately $270,000 per year during approximately the last ten years. The rent for the Remaining Space, subject to certain conditions, which were met, is approximately $316,000 per year, subject to adjustments. Additional rent is also required for, among other things, operating expenses and taxes. The Company has a five-year renewal option to extend the term to March 31, 2024.

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

In June 2000, the Company signed a ten-year agreement to lease certain production equipment from a corporation whose sole stockholder is a general partnership, for which the Company’s Chairman is a partner and the President. Under the terms of the lease agreement, the Company paid $90,000 to the related party lessor in each of 2009, 2008, and 2007.

Future minimum lease payments under operating leases at December 31, 2009 were as follows:

	Related	Third
	Parties	Parties	Total
	(In thousands)

2010	$927	$6,895	$7,822
2011	902	5,679	6,581
2012	943	3,736	4,679
2013	858	3,430	4,288
2014	858	2,465	3,323
Thereafter	2,954	5,002	7,956

Total minimum lease payments	$7,442	$27,207	$34,649

Total rental expense in 2009, 2008 and 2007 and was $8.1 million, $5.9 million and $5.0 million, respectively, and included $0.9 million, $0.5 million and $0.5 million in related party expense, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2009	2008	2007
	(In thousands)

United States operations	$42,113	$(1,016)	$23,234
Foreign operations	31,039	19,551	23,464

Total	$73,152	$18,535	$46,698

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.6%	3.2%	(0.7)%
Foreign operations	(9.9)%	(19.3)%	(5.4)%
In-process research and development	—	—	3.4%
Incentive stock option expense	(0.2)%	0.7%	1.1%
Change in valuation allowances	4.4%	(4.8)%	4.8%
German tax restructuring	—	(53.5)%	—
Other	(1.6)%	(10.9)%	6.7%

Effective tax rate	30.3%	(49.6)%	44.9%

In the fourth quarter of 2008, the Company reported a $10.0 million deferred income tax benefit related to the restructuring of a German subsidiary.

At December 31, 2009, the Company had net operating loss carryforwards of $13.4 million for federal income tax purposes, $136.6 million for foreign income tax purposes and $58.9 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $41.6 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $95.0 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2029.

At December 31, 2009 and 2008, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.

Income taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of foreign subsidiaries totaled $101.4 million, $72.7 million and $40.1 million at December 31, 2009, 2008 and 2007, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consisted of the following:

	2009	2008	2007
	(In thousands)

Current:
Federal	$9,106	$13,793	$24,635
State	4,021	4,808	5,138
Foreign	8,522	5,749	9,538

Total current	21,649	24,350	39,311
Deferred:
Federal	1,281	(19,253)	(10,047)
State	(672)	(2,790)	(3,077)
Foreign	(61)	(11,499)	(5,238)

Total deferred	548	(33,542)	(18,362)

Provision for (benefit from) income taxes	$22,197	$(9,192)	$20,949

The temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2009	2008
	(In thousands)

Current assets:
Doubtful accounts	$3,404	$2,665
Inventories	18,542	17,329
Tax credits	1,731	948
Accrued vacation	1,762	1,620
Other	4,453	3,725

Total current assets	29,892	26,287

Current liabilities:
Other	(492)	(487)
Inventory step-up	—	(312)

Total current liabilities	(492)	(799)

Less valuation allowance	(503)	(1,353)

Net current deferred tax assets	$28,897	$24,135

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
	(In thousands)

Non current assets:
Benefits and compensation	$9,790	$9,303
Stock compensation	19,650	17,966
Deferred revenue	805	1,304
Net operating loss carryforwards	38,056	42,399
Financing costs	8,517	13,882
Federal & state tax credits	2,133	333
Other	5,143	2,879

Total non current assets	84,094	88,066

Non current liabilities:
Intangible & fixed assets	(28,319)	(30,829)
Deferred gain	(351)	—
Non-cash interest amortization	(8,502)	(12,604)
Other	(4,786)	(14)

Total non current liabilities	(41,958)	(43,447)

Less valuation allowance	(35,628)	(34,615)

Net non current deferred tax assets/(liabilities)	6,508	10,004

Total net deferred tax assets/(liabilities)	$35,405	$34,139

A valuation allowance of $36.1 million, $36.0 million and $40.9 million is recorded against the Company’s gross deferred tax assets of $114.0 million, $114.4 million and $116.5 million recorded at December 31, 2009, 2008 and 2007, respectively. This valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The Company’s valuation allowance increased by $0.1 million in 2009 and decreased by $5.0 million in 2008. The movement for both years was mainly the result of future realizability of net operating losses, and the valuation allowance increased by $39.4 million in 2007 mainly as a result of current year acquisitions of loss companies.

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

As discussed in Note 5, “Debt,” in connection with the issuance of the 2010 Notes and the 2012 Notes on June 11, 2007, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the purchased call transactions to the Company was approximately $46.8 million. The Company recorded a deferred

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax asset of approximately $17.5 million related to the future deduction of costs related to this transaction that it will be able to receive with a corresponding increase to additional paid-in-capital, consistent with the recording of the purchased call.

The Company adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007

Balance, beginning of year	$9,033	$8,833	$6,792
Additions for tax positions of prior years	3,785	948	2,540
Reductions for tax positions of prior years	—	—	(165)
Settlements	—	—	(9)
Lapse of statute	(1,909)	(748)	(325)

Balance, end of year	$10,909	$9,033	$8,833

The balance of approximately $10.9 million at December 31, 2009 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of unrecognized tax positions at December 31, 2009 is $4.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2009, as a result of expiring statutes of limitations.

The Company recognized accrued interest and penalties relating to unrecognized tax positions in income tax expense. During the year ended December 31, 2009, the Company recognized approximately $0.5 million in interest and penalties, all of which was reflected in the income statement. During the year ended December 31, 2008, the Company recognized approximately $0.5 million in interest and penalties of which $0.7 million was reflected in the income statement and $(0.2) million was a balance sheet adjustment. During the year ended December 31, 2007, the Company recognized approximately $0.7 million in interest and penalties, of which $0.5 million was reflected in the income statement and $0.2 million was a balance sheet adjustment. The Company had approximately $3.0 million, $2.5 million and $2.0 million of interest and penalties accrued at December 31, 2009, 2008 and 2007, respectively.

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

In 2009, the IRS examination of the tax returns of the Company’s non-consolidated subsidiary with operations in Puerto Rico for 2004 and 2005 was finalized. No significant adjustments were made with the exception of and increase to taxable income for 2005 of approximately $1.9 million, but this increase was offset in its entirety by a corresponding reduction to the Company’s U.S. consolidated Federal taxable income for 2005. The IRS has not concluded its examination of the Company’s U.S. consolidated Federal taxable income for 2005 through 2007 and has also begun an examination of the return for 2008. At this time, the Company does not anticipate any material adjustments will result from these examinations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	NET INCOME PER SHARE

Amounts used in the calculation of basic and diluted net income per share were as follows:

	2009	2008	2007
	(In thousands,
	except per share amounts)

Basic net income per share:
Net income	$50,955	$27,727	$25,749
Percentage allocated to common shares	99.8%	98.1%	98.3%
Net income attributable to common shares	50,853	27,200	25,311
Weighted average common shares outstanding	29,038	27,781	27,712
Basic net income per share	$1.75	$0.98	$0.91
Diluted net income per share:
Net income attributable to diluted shares	$50,853	$27,200	$25,317
Weighted average common shares outstanding — Basic	29,038	27,781	27,712
Effect of dilutive securities:
Stock options and restricted stock	254	597	733
Shares issuable upon conversion of notes payable	—	—	928

Weighted average common shares for diluted earnings per share	29,292	28,378	29,373
Diluted net income per share	$1.74	$0.96	$0.86
Weighted average common shares outstanding	29,038	27,781	27,712
Weighted average common shares and other participating securities	29,367	28,318	28,198
Common share percentage	99.8%	98.1%	98.3%
Diluted share percentage	99.8%	98.1%	98.3%

Common stock of approximately 2,097,000, 530,000 and 267,000 shares at December 31, 2009, 2008 and 2007, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

Performance Shares and Restricted Units that entitle the holders to 1,255,944 shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

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

Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of these is described below.

In May 2006, Codman & Shurtleff, Inc., a subsidiary of Johnson & Johnson, commenced an action in the United States District Court for the District of New Jersey for declaratory judgment against the Company with respect to United States Patent No. 5,997,895 (the “895 Patent”) held by the Company. The Company’s ’895 Patent describes dural repair technology related to the Company’s DuraGen® family of duraplasty products. In August 2009, the parties settled the litigation for an immaterial amount and entered into covenants not to sue and mutual releases.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009. The notice alleges that the Company owes an additional $6.7 million. The Company is reviewing this matter.

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of the Company’s business, including claims by current or former employees, distributors and competitors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

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

Revenue consisted of the following:

	2009	2008	2007
	(In thousands)

Integra Orthopedics	$262,170	$217,953	$143,917
Integra NeuroSciences	256,544	256,869	242,631
Integra Medical Instruments	163,773	179,782	163,911

Total revenue, net	$682,487	$654,604	$550,459

Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United		Asia	Other
	States	Europe	Pacific	Foreign	Consolidated
	(In thousands)

Total revenue, net:
2009	$519,203	$93,414	$32,788	$37,082	$682,487
2008	494,459	98,848	28,509	32,788	654,604
2007	417,035	85,764	21,399	26,261	550,459
Long-lived assets:
December 31, 2009	$61,527	$24,202	$111	$—	$85,840
December 31, 2008	58,379	22,743	69	—	81,191

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY INFORMATION — UNAUDITED

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Total revenue, net:
2009	$183,526	$172,286	$165,725	$160,950
2008	$174,370	$167,028	$157,198	$156,008
Gross margin:
2009	$119,581	$109,265	$105,921	$102,802
2008	$106,232	$102,711	$99,039	$93,796
Net income (loss):
2009	$15,731	$14,432	$11,225	$9,567
2008	$23,255	$(16,855)	$12,277	$9,050
Basic net income (loss) per common share(1):
2009	$0.54	$0.49	$0.38	$0.33
2008	$0.80	$(0.60)	$0.44	$0.33
Diluted net income (loss) per common share(1):
2009	$0.53	$0.49	$0.38	$0.32
2008	$0.79	$(0.60)	$0.43	$0.32

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

An in-process research and development charge of $25.2 million related to the Integra Spine acquisition and $18.4 million related to a stock-compensation charge and related expenses were recorded in the third quarter of 2008.

A tax benefit of $10.0 million associated with the restructuring of one of our German subsidiaries was recorded in the fourth quarter of 2008.

In 2009 and 2008, the Company recorded immaterial charges in connection with its restructuring activities.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(1)	Deductions	Period
	(In thousands)

Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns and allowances	$10,052	$2,645	$—	$(1,481)	$11,216
Inventory reserves	23,501	11,153	447	(7,376)	27,725
Deferred tax asset valuation allowance	35,968	3,649	(3,286)	(200)	36,131
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns and allowances	$7,816	$3,016	$—	$(780)	$10,052
Inventory reserves	24,088	5,572	(1,254)	(4,905)	23,501
Deferred tax asset valuation allowance	40,925	—	(2,436)	(2,521)	35,968
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns and allowances	$4,114	$4,858	$—	$(1,156)	$7,816
Inventory reserves	14,786	10,627	4,455	(5,780)	24,088
Deferred tax asset valuation allowance	1,632	2,302	36,991	—	40,925

(1)	All inventory amounts shown were recorded to goodwill in connection with acquisitions. All deferred tax asset valuation allowance amounts were recorded to goodwill in connection with acquisitions, except for $2.7 million and $2.0 million in 2007 and 2008, respectively, charged to additional paid-in capital and the $3.3 million reduction in 2009, which was no longer required as a result of the estimated expiration of the carryforward period of a net operating loss carryforward for which a deferred tax asset had been previously recorded.

EXHIBIT INDEX

3	.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3	.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3	.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3	.2(a)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
3	.2(b)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)
4.1		Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2		Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4	.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4	.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4	.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4	.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4	.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4.4		Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5		Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6		Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7		Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
4.8		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9		Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11		Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.13		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10	.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)
10	.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2		Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.3		Form of Indemnification Agreement between the Company and ☐ dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4		1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5		1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10	.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9		2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10		2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.11(a)	2003 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.11(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.11(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10	.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10	.12(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10	.12(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.13		Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10	.15(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10	.15(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10	.16(a)	Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.16(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.16(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10	.16(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10	.16(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between Gerard S. Carlozzi and the Company (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.17		Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010*+
10.18		Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10	.19(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.19(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.20		Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.21		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.22		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.24		Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10	.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10	.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.26		Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.27		Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.28		Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.29		Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.30		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.31		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.32		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.34		Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.35(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*
10	.35(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*
10	.35(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10	.36(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*
10	.36(b)	New Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
10	.36(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*
10	.36(d)	Form of Restricted Stock Agreement for Messrs. Carlozzi and Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.37		Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10.38		Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.39		Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10	.40(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10	.40(b)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.41		Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.42		Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10	.43(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10	.43(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10	.43(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.44		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.45		Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.46		Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.47		Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.48		Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49		Agreement and Plan of Merger among Integra LifeSciences Holdings Corporation, ICE Mergercorp, Inc. and IsoTis, Inc., dated as of August 6, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2007)
10.50		Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*
10.51		Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)
10.52		Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53		Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.54		Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10	.55(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10	.55(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
21		Subsidiaries of the Company+
23		Consent of PricewaterhouseCoopers LLP+
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.