Form 10-Q
period 2010-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2010-05-03
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 28, 2010 was 29,002,636.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Total revenue, net	$172,698	$160,950

Costs and expenses:
Cost of product revenues	63,224	58,148
Research and development	11,301	10,643
Selling, general and administrative	72,511	66,451
Intangible asset amortization	3,019	3,456

Total costs and expenses	150,055	138,698

Operating income	22,643	22,252
Interest income	61	247
Interest expense	(4,541)	(6,684)
Other income (expense), net	1,146	(868)

Income before income taxes	19,309	14,947
Provision for income taxes	4,087	5,380

Net income	$15,222	$9,567

Basic net income per share	$0.51	$0.33
Diluted net income per share	$0.50	$0.32
Weighted average common shares outstanding (See Note 10):
Basic	29,488	28,943
Diluted	29,982	29,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$81,674	$71,891
Trade accounts receivable, net of allowances of $10,429 and $11,216	98,532	103,228
Inventories, net	142,113	140,240
Deferred tax assets	29,444	29,972
Prepaid expenses and other current assets	21,081	20,032

Total current assets	372,844	365,363
Property, plant, and equipment, net	83,418	83,526
Intangible assets, net	206,344	211,117
Goodwill	257,789	261,941
Deferred tax assets	15,516	15,841
Other assets	2,086	2,314

Total assets	$937,997	$940,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible securities	$77,470	$76,760
Accounts payable, trade	25,403	24,598
Deferred revenue	3,937	4,077
Accrued compensation	25,253	23,227
Accrued expenses and other current liabilities	27,117	28,068

Total current liabilities	159,180	156,730
Long-term borrowings under senior credit facility	145,000	160,000
Long-term convertible securities	150,313	148,754
Deferred tax liabilities	8,452	9,319
Other liabilities	17,132	20,414

Total liabilities	480,077	495,217

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 35,266 and 34,958 issued	353	350
Additional paid-in capital	529,848	520,849
Treasury stock, at cost; 6,354 shares	(252,380)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(1,483)	9,746
Pension liability adjustment, net of tax	(814)	(860)
Unrealized gain on derivatives, net of tax	13	19
Retained earnings	182,383	167,161

Total stockholders’ equity	457,920	444,885

Total liabilities and stockholders’ equity	$937,997	$940,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$15,222	$9,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,431	8,676
Deferred income tax benefit	(369)	(419)
Amortization of bond issuance costs	357	824
Non-cash interest expense	2,053	2,762
Loss on disposal of property and equipment	154	—
Payment of accreted interest	—	(1,544)
Gain on bond repurchases	—	(1,213)
Share-based compensation	3,843	3,760
Excess tax benefits from stock-based compensation arrangements	(2,912)	(8)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	3,278	9,141
Inventories	(2,199)	2,693
Prepaid expenses and other current assets	(821)	7,247
Other non-current assets	196	910
Accounts payable, accrued expenses and other current liabilities	3,196	(5,420)
Deferred revenue	(456)	(191)
Other non-current liabilities	(2,836)	402

Net cash provided by operating activities	28,137	37,187

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	—	(4,003)
Purchases of property and equipment	(5,944)	(3,046)

Net cash used in investing activities	(5,944)	(7,049)

FINANCING ACTIVITIES:
Repayments under senior credit facility	(15,000)	—
Repurchase of liability component of convertible notes	—	(27,988)
Proceeds from exercise of stock options, net	2,624	23
Excess tax benefits from stock-based compensation arrangements	2,912	8

Net cash used in financing activities	(9,464)	(27,957)

Effect of exchange rate changes on cash and cash equivalents	(2,946)	(97)

Net change in cash and cash equivalents	9,783	2,084
Cash and cash equivalents at beginning of period	71,891	183,546

Cash and cash equivalents at end of period	$81,674	$185,630

Supplemental disclosure of non-cash activity:
During the three months ended March 31, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.
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
In the opinion of management, the March 31, 2010 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets and goodwill, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of intangible assets and in-process research and development, pension assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain amounts from the prior-year’s financial statements have been reclassified in order to conform to the current year’s presentation.
Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on the Company’s financial statements.
2. BUSINESS AND ASSET ACQUISITIONS
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
Innovative Spinal Technologies, Inc.
In August 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition was the result of an auction process conducted by the bankruptcy trustee and approved by the United States Bankruptcy Judge for the District of Massachusetts. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired: three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks and inventory, and also assumed certain of IST’s patent license agreements and related obligations. These assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at fair value with no related goodwill.

Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to an additional $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. Approximately $52.0 million of the potential revenue performance obligation was paid in November 2009. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.
3. INVENTORIES
Inventories, net consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Finished goods	$110,753	$109,077
Work-in process	31,079	28,757
Raw materials	28,490	30,131
Less: reserves	(28,209)	(27,725)

	$142,113	$140,240

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows (in thousands):

Goodwill	$261,941
Accumulated impairment losses	—

Goodwill at December 31, 2009	261,941
Foreign currency translation	(4,152)

Goodwill at March 31, 2010	$257,789

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This assessment is performed annually during the second quarter and was performed most recently during the second quarter of 2009 which resulted in no impairment.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	March 31, 2010			December 31, 2009
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,062	$(23,621)	$45,441	$69,632	$(22,526)	$47,106
Customer relationships	12 years	97,726	(38,878)	58,848	97,922	(36,724)	61,198
Trademarks/brand names	35 years	35,609	(8,997)	26,612	35,741	(8,692)	27,049
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Supplier relationships	30 years	29,300	(3,793)	25,507	29,300	(3,647)	25,653
All other	15 years	8,140	(7,588)	552	8,197	(7,470)	727

		$289,221	$(82,877)	$206,344	$290,176	$(79,059)	$211,117

Annual amortization expense is expected to approximate $17.0 million in 2010, $16.7 million in 2011, $16.5 million in 2012, $13.8 million in 2013 and $12.8 million in 2014. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. DEBT
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2010 Notes and $165.0 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012 Notes, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The principal amount outstanding under the 2010 Notes and the 2012 Notes at March 31, 2010 was $77.9 million and $165.0 million, respectively. The fair value of the 2010 Notes and the 2012 Notes at March 31, 2010 was approximately $78.3 million and $171.5 million, respectively. The Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) The Company will satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. However, none of these conditions existed with respect to the 2012 Notes, but the 2010 Notes were freely convertible. As of March 31, 2010, the 2010 Notes are classified as current due to their maturity date and the 2012 Notes are classified as long term.
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
In 2009, the Company repurchased a total principal amount of $87.1 million of the 2010 Notes and recognized a gain of $0.5 million. Total cash paid for these repurchases was $83.3 million of which $78.0 million related to repayment of the liability component of the Notes. For all of these transactions, the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the repurchases, in separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

Senior Secured Revolving Credit Facility
As of March 31, 2010, the Company had $145.0 million of outstanding borrowings under this credit facility at a weighted average interest rate of 0.98%. The fair value of the $145.0 million outstanding borrowings on this credit facility at March 31, 2010 was approximately $137.4 million. During the three months ended March 31, 2010, the Company repaid $15.0 million of its outstanding borrowings. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. This credit facility expires in December 2011.
6. DERIVATIVE INSTRUMENTS
The Company utilizes a foreign currency forward exchange contract to hedge an anticipated intercompany transaction in euros and designates this derivative instrument as a cash flow hedge. Our forward exchange contract has a notional amount of 8.2 million euros ($11.0 million at March 31, 2010), and is short term in nature with a term of less than twelve months. This forward exchange contract matches the currency, timing and notional amount of underlying forecasted transactions. Therefore, no ineffectiveness resulted or was recorded through the condensed consolidated statement of operations. As of March 31, 2010, this forward exchange contract has an aggregate U.S. dollar equivalent fair value amounting to net losses of $1.1 million included in other current liabilities. The net gains or losses from this cash flow hedge reported in accumulated other comprehensive income is reclassified to earnings and recorded in other income in our consolidated statement of operations as the foreign currency rates fluctuate. At March 31, 2010, the amount of net unrealized gains in other comprehensive income which will be recognized as an increase to other income in the remainder of 2010 was not significant. The Company considers the credit risk related to the forward to be low because the instrument was entered into with a financial institution with a high credit rating.
7. STOCK-BASED COMPENSATION
As of March 31, 2010, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan and beginning in April 2010, the 2000 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors and employees, and generally expire six years from the grant date for employees and from six to ten years for directors and certain executive officers. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally three years after the date of grant.
Stock Options
The Company did not grant stock options during the three months ended March 31, 2010 or March 31, 2009. As of March 31, 2010, there were approximately $3.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years. The Company received net proceeds of $2.6 million and $23 thousand from stock option exercises for the three months ended March 31, 2010 and 2009, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2010, there was approximately $13.8 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
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

	Three Months Ended
	March 31,
	2010	2009
Service cost	$27	$27
Interest cost	163	139
Expected return on plan assets	(124)	(96)
Recognized net actuarial loss	38	108

Net period benefit cost	$104	$178

The Company made $0.3 million and $0.1 million of contributions to its defined benefit pension plans during the three months ended March 31, 2010 and March 31, 2009, respectively.
9. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$15,222	$9,567
Foreign currency translation adjustment	(11,229)	(7,967)
Unrealized gain on derivatives, net of tax	6	—

Comprehensive income	$3,999	$1,600

10. NET INCOME PER SHARE
The Company adopted the authoritative guidance related to determining whether instruments issued in share-based payment transactions are participating securities on January 1, 2009. Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. As these securities had an insignificant impact (impacts the rounding by $0.01 per share) on basic and diluted net income per share for the three months ended March 31, 2010 and diluted net income per share for the three months ended March 31, 2009, the full calculation has not been presented below.

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Basic net income per share:
Net income	$15,222	$9,567
Weighted average common shares outstanding	29,488	28,943
Basic net income per share	$0.51	$0.33

Diluted net income per share:
Net income	$15,222	$9,567
Less:
Impact of other participating securities	—	96

Net income applicable to common stock	$15,222	$9,471

Weighted average common shares outstanding — Basic	29,488	28,943
Effect of dilutive securities:
Stock options and restricted stock	494	309

Weighted average common shares for diluted earnings per share	29,982	29,252

Diluted net income per share	$0.50	$0.32
At March 31, 2010 and 2009, the Company had 1.9 million and 2.6 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2010 and 2009, 0.7 million and 2.3 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeds the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants, the amount of which is based on the Company’s average stock price, were also excluded from the diluted earnings per share calculation.
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
Revenue consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
Integra Orthopedics	$70,187	$64,366
Integra NeuroSciences	64,774	59,731
Integra Medical Instruments	37,737	36,853

Total revenues	$172,698	$160,950

Total revenues by major geographic area are summarized below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$129,363	$122,585
Europe	24,152	23,394
Asia Pacific	9,237	7,194
Other Foreign	9,946	7,777

Total revenues	$172,698	$160,950

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
Various lawsuits, claims and proceedings are pending or have been settled by the Company. The only significant item is described below.
In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009. The notice alleges that the Company owes an additional $6.7 million. We are currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction.
In addition to this matter, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company’s financial condition. However, it is possible that its results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
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
13. LEASES
On March 1, 2010, the Company exercised an option to extend a lease agreement for production equipment dated June 2000 with Medicus Corporation. Under the option, the term of the original lease agreement was extended through March 31, 2012. The sole stockholder of Medicus Corporation is Provco Ventures I, LP, of which the Company’s chairman serves as partner and president.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 22% and 23% of revenues for the three months ended March 31, 2010 and 2009, respectively.
Acquiring and integrating new product lines and complementary businesses. Since 2007, we have acquired and integrated more than 10 product lines or businesses through an acquisition program that focuses on acquiring companies or product lines at reasonable valuations which complement our existing product lines or can be used to leverage our broad technology platform in tissue regeneration and metal implants. Our managers and executives have demonstrated their ability to successfully integrate acquired product lines and businesses.
ACQUISITIONS
No acquisitions were completed during the first quarter of 2010.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2010 was $15.2 million, or $0.50 per diluted share as compared with net income of $9.6 million or $0.32 per diluted share for the three months ended March 31, 2009.
The increase in net income for the three months ended March 31, 2010 over the 2009 period resulted from a 7.3% increase in revenues, decreased interest and income tax expenses, and an increase in other income.
Our costs and expenses include the following charges (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Acquisition-related charges	$240	$—
Inventory fair market value purchase accounting adjustments	315	2,007
Employee termination and related costs	628	450
Facility consolidation, acquisition integration, manufacturing and distribution transfer, and system implementation charges	462	203
Discontinued product lines	74	—
Incremental professional and bank fees related to the possibility of obtaining a waiver under our revolving credit facility	—	350
Gain related to early extinguishment of convertible notes	—	(1,213)
Non-cash interest expense related to convertible securities	2,053	2,762
Foreign exchange loss on intercompany loan (1)	—	1,876

Total	$3,772	$6,435

(1)
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2009 and prior periods includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

Of these amounts, $0.7 million and $2.2 million were charged to cost of product revenues in the three-month periods ended March 31, 2010 and 2009, respectively. Additionally, $0.1 million was charged to research and development expense relating to costs to relocate certain assets and personnel acquired in our Integra Spine acquisition, and for costs associated with our IST acquisition. The remaining amounts were charged to selling, general and administrative expenses, except for the gain on convertible notes, interest expense, and the foreign exchange loss.

We believe that, given our strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, charges similar to those discussed above could recur in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations across reporting periods.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Integra Orthopedics	$70,187	$64,366
Integra NeuroSciences	64,774	59,731
Integra Medical Instruments	37,737	36,853

Total revenue	172,698	160,950
Cost of product revenues	63,224	58,148

Gross margin on total revenues	$109,474	$102,802

Gross margin as a percentage of total revenues	63.4%	63.9%

THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
Revenues and Gross Margin
For the three months ended March 31, 2010, total revenues increased by $11.7 million, or 7.3%, to $172.7 million from $161.0 million for the same period during 2009. Domestic revenues increased by $6.8 million to $129.4 million, or 75% of total revenues, for the three months ended March 31, 2010 from $122.6 million, or 76% of total revenues, for the three months ended March 31, 2009. International revenues increased to $43.3 million from $38.4 million in the prior-year period, an increase of 13.0%.
Orthopedics revenues were $70.2 million, an increase of 9.0% over the prior-year period. Most of the increase came from sales of engineered collagen products for skin and wound repair and from metal implants for the forefoot, mid- and hindfoot applications. We expect to see continued growth from these products and from our Spine products for the balance of 2010 as we leverage our growing distributor network as well as the introduction of new products, such as our Paramount® minimally invasive spinal fixation products.
NeuroSciences revenues were $64.8 million, up 8.4% from the prior-year period. Sales of capital goods, particularly CUSA® ultrasonic tissue ablation products, cranial fixation systems and stereostatic radiosurgery systems, drove the growth in this market.
Revenues in the Medical Instruments category were $37.7 million, up 2.4% from the prior year. Sales increased due to hospital expansions and ambulatory surgery center openings, and as distributors began to stock higher levels of inventory. We expect to see continued stabilization in this market, though it remains unclear when we can expect to achieve growth beyond pre-recession volumes.
Foreign exchange fluctuations, primarily due to a stronger euro, Australian and Canadian dollar versus the U.S. dollar, accounted for a $2.7 million increase in first quarter of 2010 revenues as compared to the same period last year.
Approximately 10% of our revenues in the quarter consisted of sales of capital equipment products. These products improved 9.2% over the prior year period, and we are cautiously optimistic that they will continue to improve during 2010. In addition, the poor global economy is adversely affecting elective surgical procedures in many markets. While our products are primarily used in non-elective procedures to treat trauma, cancer, major burns, and degenerative diseases, our orthopedic products for elective procedures have not performed as well as in the past. We expect to drive future revenue growth by continuing to launch new products and acquire businesses and products that can be sold through our existing sales organizations, and by gaining additional market share through the expansion of our Integra Extremity Reconstruction and Integra Spine sales organizations in the United States and leveraging the distribution channels in our Integra Spine, Integra NeuroSciences, and Integra OrthoBiologics sales organizations to broaden each organization’s access to spine surgeons and to launch our spine products internationally. We believe that the biggest opportunities for revenue growth exist in the extremity reconstruction and spine markets.

Gross margin increased by $6.7 million to $109.5 million for the three-month period ended March 31, 2010, from $102.8 million for the same period last year. Gross margin as a percentage of total revenue declined to 63.4% for the first quarter 2010 from 63.9% for the same period last year. This decrease resulted from higher costs of production and increased inventory reserves relative to the same period in 2009. The 2010 period includes lower inventory purchase accounting adjustments.
We expect our consolidated gross margin to improve for the rest of 2010 as sales of our higher gross margin implant products are expected to increase as a proportion of total revenues. Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue to result primarily from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended
	March 31,
	2010	2009
Research and development	6.5%	6.6%
Selling, general and administrative	42.0%	41.3%
Intangible asset amortization	1.7%	2.1%

Total other operating expenses	50.2%	50.0%

Total other operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $6.3 million, or 7.8%, to $86.8 million in the first quarter of 2010 compared to $80.6 million in the first quarter of 2009.
Research and development expenses in the first quarter of 2010 increased by $0.7 million to $11.3 million, compared to $10.6 million in the same period last year. This increase is primarily attributable to our spine product lines as we continue to focus on expanding our product portfolio in this market.
We target 2010 spending on research and development to be between 6% and 7% of total revenues. Most of this planned spending for 2010 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.
Selling, general and administrative expenses in the first quarter of 2010 increased by $6.1 million to $72.5 million, compared to $66.5 million in the same period last year. Selling expenses increased by $3.5 million primarily due to increases in the orthopedics sales organization in the United States and Europe. General and administrative costs increased $2.6 million primarily due to headcount, compensation and benefit costs, which offset decreases in consulting and professional fees related to our financial operations as well as lower legal fees. We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth. We continue to expect that selling, general and administrative spending will be between 41% and 42% of revenues.
Amortization expense in the first quarter of 2010 was $3.0 million, compared to $3.5 million in the same period last year. The decrease is due to the completion of the amortization period for certain intangible assets.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	March 31
	2010	2009
Interest income	$61	$247
Interest expense	$(4,541)	$(6,684)
Other income (expense)	$1,146	$(868)

Interest Income
Interest income decreased in the three months ended March 31, 2010 compared to the same period last year, primarily as a result of lower overall cash balances, a result of $115.0 million in repayments of our credit facility and $53.9 million in convertible debt repurchases since March 31, 2009.
Interest Expense
Interest expense in the three months ended March 31, 2010 decreased primarily as a result of $53.9 million of repurchases of our 2010 Notes and repayments of $115.0 million on our senior credit facility. Our reported interest expense for the three-month periods ended March 31, 2010 and 2009 includes non-cash interest related to the accounting for convertible securities of $2.3 million and $2.8 million, respectively. The remainder of the expense represents non-cash interest expense related to the adoption of the authoritative guidance for convertible debt and the amortization of debt issuance costs.
Other Income
Other income in 2010 of $1.1 million is comprised primarily of foreign exchange gains on intercompany balances. In 2009, a $2.1 million foreign exchange loss on an intercompany loan was partially offset by a gain of $1.2 million on the March 2009 repurchase of our 2010 Notes.
Income Taxes

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Income before income taxes	$19,309	$14,947
Income tax expense	4,087	5,380

Net income	$15,222	$9,567

Effective tax rate	21.2%	36.0%
Our effective income tax rate for the three months ended March 31, 2010 and 2009 was 21.2% and 36.0%. Our effective tax rate excluding discrete items has remained consistent at approximately 32.5%. The effective rate for the quarter ended March 31, 2010 reflects the reversal of $2.2 million of accruals for uncertain tax positions due to matters that are considered effectively settled and the expiration of the statute of limitations for certain matters. The effective rate for the quarter ended March 31, 2009 included $0.5 million of additional tax related to the gain on the buyback of a portion of our 2010 Notes.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 29%.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$129,363	$122,585
Europe	24,152	23,394
Asia Pacific	9,237	7,194
Other Foreign	9,946	7,777

Total revenues	$172,698	$160,950

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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $81.7 million and $71.9 million at March 31, 2010 and December 31, 2009, respectively.
Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$28,137	$37,187
Net cash used in investing activities	(5,944)	(7,049)
Net cash used in financing activities	(9,464)	(27,957)
Effect of exchange rate fluctuations on cash	(2,946)	(97)

Net increase in cash and cash equivalents	$9,783	$2,084

Cash Flows Provided by Operating Activities
We generated operating cash flows of $28.1 million and $37.2 million for the three months ended March 31, 2010 and 2009, respectively.
Net income for the three months ended March 31, 2010 plus non-cash items included in those earnings amounted to approximately $27.8 million. Changes in working capital contributed another $3.0 million of net cash flows. Among the changes in working capital accounts receivable contributed $3.3 million and accounts payable and accrued expenses contributed another $3.2 million, while inventories used $2.2 million. Decreases in long-term liabilities, principally a non-cash reversal of accruals for uncertain tax positions, used another $2.8 million of cash.
Net income for the three months ended March 31, 2009 plus non-cash items included in those earnings amounted to approximately $22.4 million. Changes in working capital contributed another $13.5 million of net cash flows. Among the changes in working capital accounts receivable contributed $9.2 million, decreases in inventories contributed $2.7 million and reductions in prepaid expenses, principally income taxes, contributed another $7.2 million, while decreases in accounts payable and accrued expenses used $5.5 million of cash. Decreases in other long-term assets contributed another $0.9 million of cash.
Cash Flows Used in Investing Activities
We paid $5.9 million in cash for capital expenditures during the quarter ended March 31, 2010. For the same quarter in 2009, we had capital expenditures of $3.0 million and paid $4.0 million related to working capital adjustments for our acquisitions of Integra Spine and Integra Neurosciences Pty Ltd.
Cash Flows Used in Financing Activities
Our principal uses of cash for financing activities were to repay $15.0 million under our revolving credit facility in the quarter ended March 31, 2010 and to buy back $28.0 million of our 2010 Notes in the quarter ended March 31, 2009. These amounts were partially offset by the net proceeds from stock option exercises and the tax impact of stock-based compensation for a total of $5.5 million in 2010 and an immaterial amount in 2009.
Working Capital
At March 31, 2010 and December 31, 2009, working capital was $213.7 million and $208.6 million, respectively. The increase in working capital is primarily related to the additional cash generated in the period from the increase in net income.

Convertible Debt and Senior Secured Revolving Credit Facility
We pay interest each June 1 and December 1 on our $77.9 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and on our $165.0 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%.
The Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.0917 shares per $1,000 principal amount of notes for the 2010 Notes and 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $66.26 per share and approximately $64.96 per share for the 2010 Notes and the 2012 Notes, respectively.) We expect to satisfy any conversion of the Notes with cash up to the principal amount of the applicable series of Notes pursuant to the net share settlement mechanism set forth in the applicable indenture and, with respect to any excess conversion value, with shares of our common stock. The Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2009 (in connection with the 2010 Notes) or anytime after December 15, 2011 (in connection with the 2012 Notes); or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. However, none of these conditions existed with respect to the 2012 Notes, but the 2010 Notes were freely convertible. As of March 31, 2010, the 2010 Notes are classified as current due to their maturity date and the 2012 Notes are classified as long term.
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
As of March 31, 2010 we had $145.0 million of outstanding borrowings under our credit facility at a weighted average interest rate of 0.98%. We consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing outside of the next twelve-month period. We will likely use this facility to partially fund the repayment of our 2010 Notes. This facility expires in December, 2011. We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations, capital expenditures and potential acquisition-related earn-out payments in the near term.
Share Repurchase Plan
On October 30, 2008, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. No shares have been repurchased through March 31, 2010 under this program.
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

Capital Resources
We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations and capital expenditures, and potential acquisition-related earn-out payments in the near term based on our current plans. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowings outside of the next twelve month period. See “Convertible Debt and Senior Secured Revolving Credit Facility” for a description of the material terms of our credit facility.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed. Certain of these estimates, such as the valuation of identifiable intangible assets, have been affected by lower revenues and profitability than had been originally anticipated. Such valuations have accordingly become more sensitive to factors such as prevailing interest rates and assumptions about market royalty rates.
Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on our financial statements.

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
We currently use a short-term forward exchange contract to hedge our risk related to the foreign currency fluctuations of an intercompany loan denominated in foreign currency. The forward exchange contract has a notional amount of 8.2 million euros ($11.0 million at March 31, 2010). We consider the credit risk related to the foreign exchange contract to be low because the instrument was entered into with a financial institution with a high credit rating. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.
Interest Rate Risk
Cash and Cash Equivalents. We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2010 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Secured Credit Facility. We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of March 31, 2010, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would increase interest expense by approximately $1.5 million or decrease interest expense by approximately $1.4 million from current levels. The primary reference rate under this credit facility is the London Interbank Offered Rate (“LIBOR”) for the applicable duration.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us. The only significant item is described below.
In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009. The notice alleges that we owe an additional $6.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction.
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
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed other than the modifications to the risk factors as set forth below.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
•
new legislation will result in major changes in the United States healthcare system that could have an adverse effect on our business, including an excise tax on United States sales of medical devices, which could have a material adverse effect on our earnings;

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

In January 2004, AdvaMed, the principal United States trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. AdvaMed issued a revised “code of conduct” effective July 1, 2009. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation and state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies. Finally, various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2008, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no such repurchases of our common stock during the quarter ended March 31, 2010 under this program.

ITEM 6.	EXHIBITS

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: May 3, 2010	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: May 3, 2010	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith