Form 10-Q
period 2010-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2010-07-29
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 26, 2010 was 29,077,780.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4. Reserved and Removed

Item 6. Exhibits	27

SIGNATURES	28

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenue	$178,595	$165,725	$351,293	$326,675
Costs and Expenses:
Cost of product revenues	64,464	59,805	127,688	117,953
Research and development	11,761	10,302	23,062	20,945
Selling, general and administrative	74,216	68,252	146,727	134,703
Intangible asset amortization	3,575	3,461	6,594	6,917

Total costs and expenses	154,016	141,820	304,071	280,518

Operating income	24,579	23,905	47,222	46,157
Interest income	52	134	113	381
Interest expense	(4,300)	(6,174)	(8,841)	(12,858)
Other income (expense), net	763	(481)	1,909	(1,349)

Income before income taxes	21,094	17,384	40,403	32,331
Income tax expense	5,937	6,159	10,024	11,539

Net income	$15,157	$11,225	$30,379	$20,792

Basic net income per common share	$0.51	$0.38	$1.02	$0.71
Diluted net income per common share	$0.50	$0.38	$1.00	$0.71
Weighted average common shares outstanding (See Note 10):
Basic	29,855	29,004	29,672	28,974
Diluted	30,399	29,202	30,282	29,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$93,618	$71,891
Trade accounts receivable, net of allowances of $9,578 and $11,216	97,779	103,228
Inventories, net	143,253	140,240
Deferred tax assets	29,526	29,972
Prepaid expenses and other current assets	23,455	20,032

Total current assets	387,631	365,363
Property, plant and equipment, net	84,644	83,526
Intangible assets, net	201,174	211,117
Goodwill	252,143	261,941
Deferred tax assets	14,228	15,841
Other assets	1,975	2,314

Total assets	$941,795	$940,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible securities	$—	$76,760
Accounts payable, trade	32,906	24,598
Deferred revenue	4,001	4,077
Accrued compensation	21,522	23,227
Accrued expenses and other current liabilities	27,210	28,068

Total current liabilities	85,639	156,730
Long-term borrowings under senior credit facility	220,000	160,000
Long-term convertible securities	151,900	148,754
Deferred tax liabilities	7,655	9,319
Other liabilities	16,225	20,414

Total liabilities	481,419	495,217

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 35,332 and 34,958 issued at June 30, 2010 and December 31, 2009, respectively	353	350
Additional paid-in capital	533,863	520,849
Treasury stock, at cost; 6,354 shares at June 30, 2010 and December 31, 2009	(252,380)	(252,380)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	(18,187)	9,746
Pension liability adjustment, net of tax	(821)	(860)
Unrealized gain on derivatives, net of tax	8	19
Retained earnings	197,540	167,161

Total stockholders’ equity	460,376	444,885

Total liabilities and stockholders’ equity	$941,795	$940,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$30,379	$20,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,954	17,143
Deferred income tax benefit	(375)	(1,850)
Amortization of bond issuance costs	674	1,434
Non-cash interest expense	3,941	5,527
Payment of accreted interest	(6,599)	(2,722)
Gain on bond repurchases	—	(1,124)
Loss on disposal of property and equipment	447	—
Share-based compensation	7,520	7,731
Excess tax benefits from stock-based compensation arrangements	(3,474)	(7)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,687	9,906
Inventories	(7,754)	6,237
Prepaid expenses and other current assets	(3,877)	8,487
Other non-current assets	202	5,424
Accounts payable, accrued expenses and other current liabilities	6,041	(8,931)
Deferred revenue	(715)	(344)
Other non-current liabilities	(556)	122

Net cash provided by operating activities	47,495	67,825

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(2,421)	(4,141)
Purchases of property and equipment	(11,691)	(8,269)

Net cash used in investing activities	(14,112)	(12,410)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	75,000	—
Repayments under senior credit facility	(15,000)	(60,000)
Repurchase of liability component of convertible notes	(71,351)	(44,819)
Proceeds from exercised stock options	4,633	592
Excess tax benefits from stock-based compensation arrangements	3,474	7

Net cash used in financing activities	(3,244)	(104,220)

Effect of exchange rate changes on cash and cash equivalents	(8,412)	3,976

Net change in cash and cash equivalents	21,727	(44,829)
Cash and cash equivalents at beginning of period	71,891	183,546

Cash and cash equivalents at end of period	$93,618	$138,717

Supplemental disclosure of non-cash activity:
During the six months ended June 30, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.
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
In the opinion of management, the June 30, 2010 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of intangible assets and in-process research and development, pension assets and liabilities, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.
2. BUSINESS AND ASSET ACQUISITIONS
Welch Allyn, Inc.
In May 2010, the Company acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. The Company has determined that these assets and liabilities met the definition of a business under the authoritative guidance. The Company believes that the assets acquired will further its goal of expanding its reach into the surgical headlight market. The Company also entered into a development agreement with Welch that expires on February 15, 2011 unless the product is commercially available prior to that date.
The final purchase price has been allocated as follows (in thousands):

Accounts receivable	$518
Inventory	138
Property, plant and equipment	280
Intangible assets		Wtd. Avg. Life
Customer relationships	490	15 years
Technology	263	6 years
In-Process research and development	312	Indefinite
Goodwill	601

Total net assets acquired	$2,602

Athrodax Healthcare International Ltd.
In December 2009, the Company acquired certain assets as well as the distribution rights for its Newdeal® product lines in the United Kingdom from Athrodax Healthcare International Ltd. (“Athrodax”), for approximately $3.3 million (2.0 million British Pounds) in cash, subject to certain adjustments for working capital items. For the previous ten years Athrodax had been the Company’s distributor of extremity reconstruction products in the United Kingdom. The acquisition provides the Company with the opportunity to distribute orthopedic products directly to its United Kingdom customers, and included an experienced sales team in the foot and ankle surgery market which had successfully developed its brand in the United Kingdom.
Innovative Spinal Technologies, Inc.
In August 2009, the Company acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks and inventory, and we also assumed certain of IST’s patent license agreements and related obligations. The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at fair value with no related goodwill.
Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to an additional $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. We paid approximately $52.0 million of the potential revenue performance obligation in November 2009. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products.
3. INVENTORIES
Inventories, net consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Finished goods	$109,898	$109,077
Work-in process	30,174	28,757
Raw materials	32,379	30,131
Less: reserves	(29,198)	(27,725)

	$143,253	$140,240

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows (in thousands):

Goodwill	$261,941
Accumulated impairment losses	—

Goodwill at December 31, 2009	261,941
Foreign currency translation	(10,399)
Welch Allyn acquisition	601

Goodwill at June 30, 2010	$252,143

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. The Company performs this assessment annually during the second quarter and no impairment resulted after completing this assessment during the second quarter of 2010.

During the second quarter of 2010, the Company recorded a $0.8 million impairment charge related to several brand names. The impairment charge relates to management’s decision with respect to the Company’s re-branding strategy for several legacy brand names. The Company has recorded the charge as a component of amortization expense.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	June 30, 2010			December 31, 2009
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$68,771	$(24,799)	$43,972	$69,632	$(22,526)	$47,106
Customer relationships	12 years	97,025	(40,573)	56,452	97,922	(36,724)	61,198
Trademarks/brand names	35 years	33,023	(7,781)	25,242	35,741	(8,692)	27,049
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Supplier relationships	30 years	29,300	(4,037)	25,263	29,300	(3,647)	25,653
All other*	15 years*	8,364	(7,503)	861	8,197	(7,470)	727

		$285,867	$(84,693)	$201,174	$290,176	$(79,059)	$211,117

*	All other includes $0.3 million of in-process research and development which is indefinite lived.
Annual amortization expense is expected to approximate $17.7 million in 2010, $16.6 million in 2011, $16.4 million in 2012, $13.7 million in 2013 and $12.7 million in 2014. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.
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
In 2009, the Company repurchased a total principal amount of $87.1 million of the 2010 Notes and recognized a gain of $0.5 million. Total cash paid for these repurchases was $83.3 million of which $78.0 million related to repayment of the liability component of the Notes. For all of these transactions, the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the repurchases, in separate transactions, we amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding. The Company repaid the remaining $77.9 million principal amount in June 2010 in accordance with the agreement, of which $71.4 million was related to the liability component and $6.6 million was for accreted interest.
The principal amount outstanding under the 2012 Notes at June 30, 2010 was $165.0 million. The fair value of the 2012 Notes at June 30, 2010 was approximately $161.6 million. The 2012 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2011; or (4) if specified corporate transactions occur. However, none of these conditions existed at June 30, 2010 and, as a result, the 2012 Notes are classified as long term. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted.

Holders of the 2012 Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2012 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.
The 2012 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2012 Notes will be the Company’s direct senior unsecured obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.
In connection with the original issuance of the Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the call transactions to the Company was approximately $46.8 million. The Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options. The calls related to the 2010 Notes expired with the maturity of those notes and the warrants related to the 2010 Notes expire at various times through January 2011.
The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments substantially similar to those in the 2012 Notes. The initial strike price of the warrant transactions is (x) for the 2010 Notes, approximately $77.96 per share of Common Stock and (y) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.
Senior Secured Revolving Credit Facility
As of June 30, 2010, the Company had $220.0 million of outstanding borrowings under this credit facility at a weighted average interest rate of 1.13%. The fair value of the outstanding borrowings on this credit facility at June 30, 2010 was approximately $211.9 million. During the six months ended June 30, 2010, the Company borrowed $75.0 million in connection with the maturity of its 2010 Notes and also repaid $15.0 million of its outstanding borrowings. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. This credit facility expires in December 2011.
6. DERIVATIVE INSTRUMENTS
The Company utilizes a foreign currency forward exchange contract to hedge an anticipated intercompany transaction in euros and designates this derivative instrument as a cash-flow hedge. Our forward exchange contract has a notional amount of 8.2 million euros ($10.0 million at June 30, 2010), and is short term in nature with a term of less than twelve months. This forward exchange contract matches the currency, timing and notional amount of underlying forecasted transactions. Therefore, no ineffectiveness resulted or was recorded through the condensed consolidated statement of operations. As of June 30, 2010, this forward exchange contract has an aggregate U.S. dollar equivalent fair value amounting to net losses of $2.2 million included in other current liabilities. The net gains or losses from this cash flow hedge reported in accumulated other comprehensive income is reclassified to earnings and recorded in other income in our consolidated statement of operations as the foreign currency rates fluctuate over the term of the instrument. At June 30, 2010, the amount of net unrealized gains in other comprehensive income which will be recognized as an increase to other income in the remainder of 2010 was not significant. The Company considers the credit risk related to the forward exchange contract to be low because the instrument was entered into with a financial institution with a high credit rating.
7. STOCK-BASED COMPENSATION
As of June 30, 2010, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan.
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

Stock Options
The Company granted approximately 59,000 and 62,500 stock options during the six months ended June 30, 2010 and June 30, 2009, respectively. As of June 30, 2010, there were approximately $3.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years. The Company received net proceeds of $4.6 million and $0.6 million from stock option exercises for the six months ended June 30, 2010 and 2009, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2010, there was approximately $13.4 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
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
8. RETIREMENT BENEFIT PLANS
The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The Company closed the Tuttlingen, Germany plant, to which the Germany Plan pertained, in December 2005. However, the Company did not terminate the Germany Plan and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$26	$30	$53	$57
Interest cost	155	151	313	285
Expected return on plan assets	(119)	(103)	(244)	(199)
Recognized net actuarial loss	36	115	74	222

Net period benefit cost	$98	$193	$196	$365

The Company made $0.5 million and $0.4 million of contributions to its defined benefit pension plans during the six months ended June 30, 2010 and 2009, respectively.

9. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$15,157	$11,225	$30,379	$20,792
Foreign currency translation adjustment	(16,704)	13,691	(27,933)	5,726
Change in unrealized gain on derivatives, net of tax	(5)	—	(11)	—

Comprehensive (loss) income	$(1,552)	$24,916	$2,435	$26,518

10. NET INCOME PER SHARE
In January 2009 the Company adopted the authoritative guidance related to determining whether instruments issued in share-based payment transactions are participating securities. Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. Because these securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by $0.01 or less per share) the Company does not present the full calculation below.
Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic net income per share:
Net income	$15,157	$11,225	$30,379	$20,792
Weighted average common shares outstanding	29,855	29,004	29,672	28,974
Basic net income per common share	$0.51	$0.38	$1.02	$0.71

Diluted net income per share:
Net income	$15,157	$11,225	$30,379	$20,792
Weighted average common shares outstanding — Basic	29,855	29,004	29,672	28,974
Effect of dilutive securities:
Stock options and restricted stock	544	198	610	254

Weighted average common shares for diluted earnings per share	30,399	29,202	30,282	29,228

Diluted net income per share	$0.50	$0.38	$1.00	$0.71
At June 30, 2010 and 2009 the Company had 1.9 million and 2.6 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended June 30, 2010 and 2009, 0.7 million and 2.3 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants were also excluded from the diluted earnings per share calculation.
11. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management, including the chief operating decision maker, reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices for use in cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.

Revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Integra Orthopedics	$72,819	$65,164	$143,006	$129,530
Integra NeuroSciences	66,306	61,448	131,080	121,179
Integra Medical Instruments	39,470	39,113	77,207	75,966

Total revenues	$178,595	$165,725	$351,293	$326,675

Total revenues by major geographic area are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$138,760	$127,086	$268,123	$249,671
Europe	20,076	23,035	44,228	46,429
Asia Pacific	9,174	7,935	18,411	15,129
Other Foreign	10,585	7,669	20,531	15,446

Total revenues	$178,595	$165,725	$351,293	$326,675

12. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on the sales of products that are commercialized relative to the granted rights and licenses. Royalty payments made by the Company under these agreements were not significant for any of the periods presented.
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

13. Income Taxes
The following table provides a summary of our effective tax rate:

			Percentage Point
	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)

Reported tax rate	28.1%	35.4%	(7.3%)

			Percentage Point
	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)

Reported tax rate	24.8%	35.7%	(10.9%)
The decrease in the Company’s effective tax rates for the second quarter and first half of 2010, as compared the same periods in 2009, relates primarily to an increase in the expected proportion of the Company’s taxable income for the full year that will come from foreign jurisdictions with lower tax rates. Additionally, during the first quarter of 2010 the Company reversed $2.3 million of reserves for uncertain tax positions due to matters that are considered effectively settled and the expiration of the statute of limitations for certain matters.
14. LEASES
On March 1, 2010, the Company exercised an option to extend a lease agreement for production equipment dated June 2000 with Medicus Corporation. Under the option, the term of the original lease agreement was extended through March 31, 2012. The initial June 2000 agreement was subsequently amended on June 29, 2010 to extend the term of the lease to March 31, 2022, with an option to renew through March 31, 2032. The sole stockholder of Medicus Corporation is Provco Ventures I, LP, of which the Company’s chairman serves as partner and president.

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
We present revenues in three market categories — Integra Orthopedics, Integra NeuroSciences and Integra Medical Instruments. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve- and tendon-repair products. Our neurosciences products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our medical instruments products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include revenue growth (derived through acquisitions and products developed internally), gross margins on total revenues, operating margins (which we aim to continually expand on as we leverage our existing infrastructure), earnings before interest, taxes, depreciation and amortization, operating cash flows (which we aim to increase through improved working capital management), and earnings per diluted share of common stock.
We believe that we are particularly effective in the following aspects of our business:
Developing metal implants for bone and joint repair, fixation and fusion. We have significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 24% and 23% of revenues for the six months ended June 30, 2010 and 2009, respectively.
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
ACQUISITIONS
In May 2010, we acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. We believe that the assets acquired will further our goal of expanding our reach into the surgical headlight market.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2010 was $15.2 million, or $0.50 per diluted share as compared with net income of $11.2 million or $0.38 per diluted share for the three months ended June 30, 2009.
Net income for the six months ended June 30, 2010 was $30.4 million, or $1.00 per diluted share as compared with net income of $20.8 million or $0.71 per diluted share for the six months ended June 30, 2009.
For both of these periods, the increase in net income resulted from increases in revenues, decreased interest expense, and an increase in other income driven primarily by foreign currency gains. Additionally, during the first quarter of 2010, we reversed accruals of uncertain tax positions which decreased our tax expense for the six-month period.
Our costs and expenses include the following charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition-related charges	$326	$—	$566	$—
Inventory fair market value purchase accounting adjustments	314	1,924	629	3,931
Employee termination and related costs	—	196	628	646
Facility consolidation, acquisition integration, manufacturing and distribution transfer, and system implementation charges	784	189	1,246	392
Intangible asset impairment	797	—	797	—
Discontinued product lines	—	246	74	246
Incremental professional and bank fees related to the possibility of obtaining a waiver under our revolving credit facility	—	—	—	350
Loss (gain) related to early extinguishment of convertible notes	—	89	—	(1,124)
Non-cash interest expense related to convertible securities	1,888	2,765	3,941	5,527
Foreign exchange loss on intercompany loan (1)	—	—	—	1,876

Total	$4,109	$5,409	$7,881	$11,844

(1)
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2010 and prior periods includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product revenues	$622	$2,223	$1,358	$4,421
Research and development	48	—	102	160
Selling, general and administrative	754	332	1,683	834
Intangible asset amortization	797	—	797	—
Interest expense	1,888	2,765	3,941	5,677
Other income (expense), net	—	89	—	752

Total	$4,109	$5,409	$7,881	$11,844

We believe that, given our strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines and their branding in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, charges similar to those discussed above could recur in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations across reporting periods.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Integra Orthopedics	$72,819	$65,164	$143,006	$129,530
Integra NeuroSciences	66,306	61,448	131,080	121,179
Integra Medical Instruments	39,470	39,113	77,207	75,966

Total revenue	178,595	165,725	351,293	326,675
Cost of product revenues	64,464	59,805	127,688	117,953

Gross margin on total revenues	$114,131	$105,920	$223,605	$208,722

Gross margin as a percentage of total revenues	63.9%	63.9%	63.7%	63.9%

THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
Revenues and Gross Margin
For the three months ended June 30, 2010, total revenues increased by $12.9 million, or 7.8%, to $178.6 million from $165.7 million for the same period during 2009. Domestic revenues increased 9.2% to $138.8 million, or 78% of total revenues, for the three months ended June 30, 2010 from $127.1 million, or 77% of total revenues, for the three months ended June 30, 2009. International revenues increased to $39.8 million from $38.6 million in the prior-year period, an increase of 3.1%. Foreign exchange fluctuations, arising primarily from a weaker euro versus the U.S. dollar compared to the second quarter of 2009, accounted for a $0.5 million decrease in revenues during the second quarter of 2010 as compared to the same period last year.
Orthopedics revenues were $72.8 million, an increase of 11.7% over the prior-year period. Our private label products led the growth in this category followed by extremities reconstruction products. Most of the increase in the extremities products came from sales of engineered collagen products for skin and wound repair and from metal implants for the mid- and hindfoot. Spine and orthobiologics sales grew as expected. We expect faster growth from our spine and orthobiologics products for the balance of 2010. We believe that expanding our distributor network and the introduction of new products, such as our Paramount® minimally invasive spinal fixation and spine-focused orthobiologics products, will contribute to this growth.
NeuroSciences revenues were $66.3 million, up 7.9% from the prior-year period. Sales of capital products, particularly ultrasonic tissue ablation products, cranial stabilization systems, and stereostatic radiosurgery systems drove the growth in this market. Larger domestic sales increases were offset by decreases in European sales.
Revenues in the Medical Instruments category were $39.5 million, up 0.9% from the prior year. Our office-based sales offset continued weakness in the acute care setting.
Approximately 10% of our revenues in the quarter consisted of sales of capital equipment products. These products improved 17.2% over the prior-year period, and we are cautiously optimistic that they will continue to improve during 2010. In addition, the poor global economy is adversely affecting elective surgical procedures in many markets. While our products are primarily used in non-elective procedures to treat trauma, cancer, major burns, and degenerative diseases, our orthopedic products for elective procedures have not performed as well as in the past.
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
Gross margin increased by $8.2 million to $114.1 million for the three-month period ended June 30, 2010, from $105.9 million for the same period last year. Gross margin as a percentage of total revenue remained relatively consistent from year to year.
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
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2010	2009
Research and development	6.6%	6.2%
Selling, general and administrative	41.5%	41.2%
Intangible asset amortization	2.0%	2.1%

Total operating expenses	50.1%	49.5%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $7.5 million, or 9.2%, to $89.6 million in the second quarter of 2010 compared to $82.0 million in the second quarter of 2009.

Research and development expenses in the second quarter of 2010 increased by $1.5 million to $11.8 million compared to $10.3 million in the same period last year. This increase resulted primarily from headcount increases, including product development engineers at our U.S. and European facilities.
We target 2010 spending on research and development to be between 6.5% and 7% of total revenues. Most of this planned spending for 2010 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.
Selling, general and administrative expenses in the second quarter of 2010 increased by $6.0 million to $74.2 million compared to $68.2 million in the same period last year. Selling expenses increased by $4.2 million primarily due to increases in the sales organization in the United States and Europe. General and administrative costs increased $1.8 million primarily due to headcount, compensation and benefit costs, which offset decreases in consulting and professional fees. We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth. We continue to expect that selling, general and administrative spending will be between 41.5% and 42% of revenues.
Amortization expense in the second quarter of 2010 was $3.6 million compared to $3.5 million in the same period last year. The second quarter of 2010 included an impairment of $0.8 million related to the Company’s decision to discontinue the use of certain trade names in connection with the Company’s re-branding strategy. As this re-branding strategy evolves, we may make further decisions about our trade names and incur additional impairment charges. This increase was partially offset by the completion of the amortization period for certain intangible assets.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended June 30,
	2010	2009
Interest income	$52	$134
Interest expense	$(4,300)	$(6,174)
Other income (expense)	$763	$(481)
Interest Income
Interest income decreased in the three months ended June 30, 2010 compared to the same period last year, primarily as a result of lower overall cash balances.
Interest Expense
Interest expense in the three months ended June 30, 2010 decreased primarily because of the lower balance on our 2010 Notes resulting from $35.9 million of repurchases in the second half of 2009, the $78.0 million payoff of the 2010 Notes in June 2010, and repayments of $55.0 million on our senior credit facility, partially offset by a new borrowing of $75.0 million under the senior credit facility. Our reported interest expense for the three-month periods ended June 30, 2010 and 2009 includes non-cash interest related to the accounting for convertible securities of $2.1 million and $3.0 million, respectively.
Other Income
Other income in 2010 of $0.8 million consists primarily of foreign exchange gains on intercompany balances.
Income Taxes

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Income before income taxes	$21,094	$17,384
Income tax expense	$5,937	$6,159

Effective tax rate	28.1%	35.4%

Our effective income tax rates for the three months ended June 30, 2010 and 2009 were 28.1% and 35.4%, respectively. The income tax expense for the three months ended June 30, 2010 reflects the impact of an increase in the expected proportion of our taxable income for the full year that will come from foreign jurisdictions with lower tax rates. This resulted in a decrease in our effective tax rate for the quarter.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 26%.
SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
Revenues and Gross Margin
For the six-month period ended June 30, 2010, total revenues increased by $24.6 million or 7.5%, to $351.3 million from $326.7 million during the prior-year period. Domestic revenues increased by 7.4% to $268.1 million and were 76% of total revenues for the six months ended June 30, 2010 and 2009. International revenues increased $6.2 million to $83.2 million, an increase of 8% compared to the same period in 2009. Foreign exchange fluctuations accounted for a $2.1 million increase in revenues for the six month period ended June 30, 2010.
Orthopedics revenues were $143.0 million, an increase of 10.4% over the prior year period. Our private label products led the growth in this category followed by extremities reconstruction products. Most of the increase in extremities products came from sales of engineered collagen products for skin and wound repair and from metal implants from the forefoot, mid- and hindfoot. Spine and orthobiologics products grew modestly.
NeuroSciences revenues were $131.1 million, an increase of 8.2% over the prior year period. Sales of capital and disposable products increased from 2009 across our ultrasonic tissue ablation products, cranial stabilization systems, and stereotactic radio surgery systems.
Medical Instruments revenues were $77.2 million, an increase of 1.6% over the prior year period.
Gross margin increased by $14.9 million to $223.6 million for the six-month period ended June 30, 2010, from $208.7 million for the same period last year. Gross margin as a percentage of total revenue was 63.7% for the first two quarters of 2010, compared to 63.9% for this same period during 2009. This decrease results from slightly higher costs of production and increased inventory reserves relative to the same period in 2009.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues (in thousands):

	Six Months Ended June 30,
	2010	2009
Research and development	6.6%	6.4%
Selling, general and administrative	41.7%	41.2%
Intangible asset amortization	1.9%	2.1%

Total operating expenses	50.2%	49.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $13.8 million, or 8.5%, to $176.4 million in the first half of 2010, compared to $162.6 million in the same period last year.
Research and development expenses in the first half of 2010 increased by $2.1 million to $23.1 million compared to $21.0 million in the same period last year. The increase was due to additional headcount related to our investment in product development engineers in the U.S. and Europe.
Selling, general and administrative expenses in the first half of 2010 increased by $12.0 million to $146.7 million compared to $134.7 million in the same period last year. Selling expenses increased by $7.7 million primarily because of an increase in revenues and the corresponding commission costs. General and administrative costs increased $4.3 million to $62.1 million compared to $57.8 million in the same period last year resulting from increases in compensation costs brought on by increased headcount and bonus accruals and lower professional and consulting fees.

Amortization expense in the first six months of 2010 decreased by $0.3 million to $6.6 million compared to $6.9 million in the same period last year. The decrease was primarily related to the completion of the amortization period for certain intangible assets, offset by the $0.8 million impairment of several trade names in connection with our re-branding strategy.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Six Months Ended June 30,
	2010	2009
Interest income	$113	$381
Interest expense	(8,841)	(12,858)
Other income (expense)	1,909	(1,349)
Interest Income
Interest income decreased in the six-month period ended June 30, 2010, compared to the same period last year, primarily due to lower average cash balances.
Interest Expense
Interest expense decreased in the six-month period ended June 30, 2010, compared to the same period last year, primarily because of repurchases of our 2010 Notes throughout 2009 and their settlement in June 2010 and a decrease in our borrowing rate. Our reported interest expense for the six-month periods ended June 30, 2010 and 2009 includes non-cash interest related to the accounting for convertible securities of $4.3 million and $5.7 million, respectively.
Other Income (Expense)
Other income (expense) increased in the six months ended June 30, 2010 primarily as a result of foreign exchange gains of $1.9 million, compared to the same period last year. In 2009, foreign exchange losses of $2.9 million were offset by $1.1 million of net gains related to repurchases of our 2010 Notes.
Income Taxes

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Income before income taxes	$40,403	$32,331
Income tax expense	$10,024	$11,539

Effective tax rate	24.8%	35.7%
Our effective income tax rate for the six months ended June 30, 2010 and 2009 was 24.8% and 35.7%, respectively. The effective rate for the six months ended June 30, 2010 reflects the reversal of $2.3 million of reserves for uncertain tax positions due to matters that are considered effectively settled and the expiration of the statute of limitations for certain matters. The income tax expense for the six months ended June 30, 2010 includes the impact of an increase in our expected foreign taxable earnings at lower overall tax rates. This resulted in a decrease in our effective tax rate for the period.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$138,760	$127,086	$268,123	$249,671
Europe	20,076	23,035	44,228	46,429
Asia Pacific	9,174	7,935	18,411	15,129
Other Foreign	10,585	7,669	20,531	15,446

Total Revenues	$178,595	$165,725	$351,293	$326,675

We generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for our products in foreign countries.
Local economic conditions, regulatory or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the United States.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $93.6 million and $71.9 million at June 30, 2010 and December 31, 2009, respectively.
Cash Flows

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$47,495	$67,825
Net cash used in investing activities	(14,112)	(12,410)
Net cash used in financing activities	(3,244)	(104,220)
Effect of exchange rate fluctuations on cash	(8,412)	3,976

Net increase (decrease) in cash and cash equivalents	$21,727	$(44,829)

Cash Flows Provided by Operating Activities
We generated operating cash flows of $47.5 million and $67.8 million for the six months ended June 30, 2010 and 2009, respectively.
Net income for the six months ended June 30, 2010, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $58.1 million. Additionally, we paid $6.6 million in accreted interest related to repurchase of our convertible notes. Changes in working capital reduced cash flows by $3.6 million. Among the changes in working capital, accounts receivable contributed $2.7 million and accounts payable and accrued expenses contributed another $6.0 million, while inventories used $7.8 million and prepaid expenses used $3.9 million.
Net income for the six months ended June 30, 2009, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $49.6 million. Additionally, we paid $2.7 million in accreted interest related to the repurchase of our convertible notes. Changes in working capital contributed another $15.4 million of net cash flows. Among the changes in working capital accounts receivable contributed $9.9 million, decreases in inventories contributed $6.2 million and reductions in prepaid expenses, principally income taxes, contributed another $8.5 million, while decreases in accounts payable and accrued expenses used $8.9 million of cash. Decreases in other long-term assets contributed another $5.4 million of cash.

Cash Flows Used in Investing Activities
During the six months ended June 30, 2010, we paid $11.7 million in cash for capital expenditures and $2.4 million for business acquisitions. For the same period in 2009, we had capital expenditures of $8.3 million and paid $4.1 million related to working capital adjustments for our acquisitions of Integra Spine and Integra Neurosciences Pty Ltd.
Cash Flows Used in Financing Activities
Our principal uses of cash for financing activities in the six months ended June 30, 2010 were from the repayment of the liability component of our 2010 Notes of $71.4 million, and proceeds from net borrowings under our senior credit facility of $60.0 million. Additionally, we generated proceeds from stock option exercises and the tax impact of stock-based compensation of $8.1 million in 2010.
Our principal use of funds during the six months ended June 30, 2009 was $44.8 million used to repurchase the liability component of the 2010 Notes and repayment of $60.0 million of our senior credit facility.
Working Capital
At June 30, 2010 and December 31, 2009, working capital was $302.0 million and $208.6 million, respectively. The increase in working capital is primarily related to the settlement of our 2010 Notes with long-term borrowings on our senior credit facility and to additional cash generated in the period.
Convertible Debt and Senior Secured Revolving Credit Facility
We paid interest each June 1 and December 1 on our $77.9 million senior convertible notes (“2010 Notes”) at an annual rate of 2.75%. The 2010 Notes were repaid in full during June 2010 in accordance with the agreement. We also pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes” and, collectively with the “2010 Notes”, the “Notes”) at an annual rate of 2.375%.
The 2012 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). We expect to satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of our common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) at any time after December 15, 2011; or (4) if specified corporate transactions occur.
The 2012 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The Notes are Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.
In connection with the original issuance of the Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”), in connection with each series of Notes. The cost of the call transactions to us was approximately $46.8 million. We received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The calls related to the 2010 Notes expired with the maturity of these notes and the warrants related to the 2010 Notes expire at various times through January 2011.
The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments substantially similar to those in the 2012 Notes. The initial strike price of the warrant transactions is (x) for the 2010 Notes, approximately $77.96 per share of Common Stock and (y) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.
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

As of June 30, 2010 we had $220.0 million of outstanding borrowings under our credit facility at a weighted average interest rate of 1.13%. We consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing outside of the next twelve-month period. This facility expires in December 2011. We believe that our cash and available borrowings under the senior secured revolving credit facility are sufficient to finance our operations, capital expenditures and potential acquisition-related earn-out payments in the near term.
Share Repurchase Plan
On October 30, 2008, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. No shares have been repurchased through June 30, 2010 under this program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. To manage the volatility relating to these business exposures, we may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes.
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
We currently use a short-term forward exchange contract to hedge our risk related to the foreign currency fluctuations of an intercompany loan denominated in foreign currency. The forward exchange contract has a notional amount of 8.2 million euros ($10.0 million at June 30, 2010). We consider the credit risk related to the foreign exchange contract to be low because the instrument was entered into with a financial institution with a high credit rating. We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. If we believe this potential impact presents a significant risk to our business, we may enter into additional derivative financial instruments to mitigate this risk.
Interest Rate Risk
Cash and Cash Equivalents. We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2010 would increase interest income by approximately $0.9 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Secured Credit Facility. We are exposed to the risk of interest rate fluctuations on the interest paid under the terms of our senior secured credit facility. Based on our outstanding borrowings as of June 30, 2010, a hypothetical 100 basis point movement in interest rates applicable to this credit facility would change interest expense by approximately $2.2 million from current levels on an annual basis. The primary reference rate under this credit facility is the London Interbank Offered Rate (“LIBOR”) for the applicable duration.
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (as modified by the subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2010) have not materially changed other than the modifications to the risk factors as set forth below.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we had $252.1 million of goodwill and $49.7 million of indefinite-lived intangible assets as of June 30, 2010. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of June 30, 2010, we had $151.5 million of definite-lived intangible assets.
Decisions relating to our trade names may occur over time as our re-branding strategy is implemented. As a result, we may need to record impairment charges or accelerate amortization on certain trade names in the future.
The value of a medical device business is often volatile, and the assumptions underlying our estimates made in connection with our assessments under the guidance may change as a result of that volatility or other factors outside our control and may result in impairment charges. The amount of any such impairment charges could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken and could have an adverse effect on the market price of our securities, including the notes and the common stock into which they may be converted.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
• new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including an excise tax, which is scheduled to be implemented in 2013, and which could have a material adverse effect on our earnings;
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
There were no such repurchases of our common stock during the quarter ended June 30, 2010 under this program.

ITEM 6. EXHIBITS

10.1
Integra LifeSciences Holdings Corporation Second Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 21, 2010)

*10.2	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on July 28, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: July 28, 2010	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: July 28, 2010	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1
Integra LifeSciences Holdings Corporation Second Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on May 21, 2010)

*10.2	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on July 28, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.