Form 10-Q
period 2010-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2010-10-28
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 26, 2010 was 28,256,442.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4. Reserved and Removed

Item 6. Exhibits	36

SIGNATURES	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total Revenue	$186,641	$172,286	$537,934	$498,961
Costs and Expenses:
Cost of product revenues	69,194	63,021	196,882	180,974
Research and development	11,721	11,525	34,783	32,470
Selling, general and administrative	75,738	69,915	222,465	204,618
Intangible asset amortization	2,679	4,005	9,273	10,922

Total costs and expenses	159,332	148,466	463,403	428,984

Operating income	27,309	23,820	74,531	69,977
Interest income	59	197	172	578
Interest expense	(4,390)	(5,493)	(13,231)	(18,351)
Other income (expense), net	(707)	(380)	1,202	(1,729)

Income before income taxes	22,271	18,144	62,674	50,475
Income tax expense	5,788	3,712	15,812	15,251

Net income	$16,483	$14,432	$46,862	$35,224

Basic net income per common share	$0.56	$0.49	$1.57	$1.21
Diluted net income per common share	$0.55	$0.49	$1.54	$1.20
Weighted average common shares outstanding (See Note 11):
Basic	29,572	29,049	29,638	28,999
Diluted	30,072	29,400	30,226	29,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$82,832	$71,891
Trade accounts receivable, net of allowances of $8,270 and $11,216	107,150	103,228
Inventories, net	147,973	140,240
Deferred tax assets	29,839	29,972
Prepaid expenses and other current assets	18,501	20,032

Total current assets	386,295	365,363
Property, plant and equipment, net	87,293	83,526
Intangible assets, net	198,711	211,117
Goodwill	262,433	261,941
Deferred tax assets	15,718	15,841
Other assets	8,826	2,314

Total assets	$959,276	$940,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings under senior credit facility	$7,500	$—
Convertible securities	—	76,760
Accounts payable, trade	34,719	24,598
Deferred revenue	4,327	4,077
Accrued compensation	23,831	23,227
Accrued expenses and other current liabilities	32,327	28,068

Total current liabilities	102,704	156,730
Long-term borrowings under senior credit facility	212,500	160,000
Long-term convertible securities	153,514	148,754
Deferred tax liabilities	7,273	9,319
Other liabilities	12,485	20,414

Total liabilities	488,476	495,217

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 35,419 and 34,958 issued at September 30, 2010 and December 31, 2009, respectively	354	350
Additional paid-in capital	538,651	520,849
Treasury stock, at cost; 7,212 shares at September 30, 2010 and 6,354 shares at December 31, 2009	(283,658)	(252,380)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	3,792	9,746
Pension liability adjustment, net of tax	(857)	(860)
Unrealized (loss) gain on derivatives, net of tax	(1,506)	19
Retained earnings	214,024	167,161

Total stockholders’ equity	470,800	444,885

Total liabilities and stockholders’ equity	$959,276	$940,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$46,862	$35,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,668	27,116
In-process research and development	—	277
Deferred income tax benefit	(1,664)	(4,438)
Amortization of debt issuance costs	1,065	1,953
Non-cash interest expense	5,519	7,861
Payment of accreted interest	(6,599)	(3,995)
Gain on bond repurchases	—	(917)
Loss on disposal of property and equipment	163	—
Share-based compensation	11,453	11,521
Excess tax benefits from stock-based compensation arrangements	(3,475)	(14)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(4,257)	11,664
Inventories	(8,403)	6,755
Prepaid expenses and other current assets	4,104	5,288
Other non-current assets	(209)	2,738
Accounts payable, accrued expenses and other current liabilities	12,349	(5,168)
Deferred revenue	(567)	20
Other non-current liabilities	(7,868)	306

Net cash provided by operating activities	77,141	96,191

INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(4,171)	(4,786)
Purchase of intangible assets	—	(2,331)
Purchases of property and equipment	(18,897)	(13,951)

Net cash used in investing activities	(23,068)	(21,068)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	75,000	—
Repayments under senior credit facility	(15,000)	(100,000)
Repurchase of liability component of convertible notes	(71,351)	(60,877)
Debt issuance costs	(6,796)	—
Purchases of treasury stock	(31,278)	—
Proceeds from exercised stock options	5,702	2,630
Excess tax benefits from stock-based compensation arrangements	3,475	14

Net cash used in financing activities	(40,248)	(158,233)

Effect of exchange rate changes on cash and cash equivalents	(2,884)	6,311

Net change in cash and cash equivalents	10,941	(76,799)
Cash and cash equivalents at beginning of period	71,891	183,546

Cash and cash equivalents at end of period	$82,832	$106,747

Supplemental disclosure of non-cash activity:
During the nine months ended September 30, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.
In connection with the amendment and restatement of the Company’s Senior Credit Facility (defined in Note 5), $150.0 million of the Company’s revolving credit facility was converted into a term loan.
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
In the opinion of management, the September 30, 2010 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.
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
2. BUSINESS AND ASSET ACQUISITIONS
Culley Investments Pty. Ltd.
In September 2010, the Company acquired certain assets as well as the distribution rights for its extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. The Company has determined that this acquisition met the definition of a business under the authoritative guidance. For eight years, Culley has been the Company’s distributor of these products in Australia. The acquisition provides the Company with the ability to sell orthopedic products directly to its Australian customers.
The final purchase price has been allocated as follows (in thousands):

Inventory	$878
Property, plant and equipment	319
		Wtd. Avg. Life
Intangible assets — Customer relationships	373	12 years

Total net assets acquired	$1,570

Welch Allyn, Inc.
In May 2010, the Company acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. The Company determined that this acquisition met the definition of a business under the authoritative guidance. The Company believes that the assets acquired will further its goal of expanding its reach into the surgical headlight market. The Company also entered into a development agreement with Welch that will expire on February 15, 2011 unless the product is commercially available prior to that date.
The final purchase price has been allocated as follows (in thousands):

Accounts receivable	$518
Inventory	138
Property, plant and equipment	280
Intangible assets		Wtd. Avg. Life
Customer relationships	490	15 years
Technology	263	6 years
In-Process research and development	312	Indefinite
Goodwill	601

Total net assets acquired	$2,602

Athrodax Healthcare International Ltd.
In December 2009, the Company acquired certain assets as well as the distribution rights for its extremity reconstruction product lines in the United Kingdom from Athrodax Healthcare International Ltd. (“Athrodax”), for approximately $3.3 million (2.0 million British Pounds) in cash, subject to certain adjustments for working capital items. For the previous ten years Athrodax had been the Company’s distributor of extremity reconstruction products in the United Kingdom. The acquisition provides the Company with the opportunity to distribute orthopedic products directly to its United Kingdom customers. Accompanying this acquisition was an experienced sales team in the foot and ankle surgery market that had successfully developed the brand in the United Kingdom.
Innovative Spinal Technologies, Inc.
In August 2009, the Company acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. The Company acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks and inventory, and the Company also assumed certain of IST’s patent license agreements and related obligations. The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities were recognized at fair value with no related goodwill.
Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to an additional $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first year revenue performance obligation in November 2009 and accrued an additional $3.4 million at September 30, 2010 as an estimate of the disputed settlement amount (see Note 13). The Company believes that there are no additional amounts due for the second performance year. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products.

3. INVENTORIES
Inventories, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Finished goods	$110,767	$109,077
Work-in process	36,164	28,757
Raw materials	30,319	30,131
Less: reserves	(29,277)	(27,725)

	$147,973	$140,240

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

Goodwill	$261,941
Accumulated impairment losses	—

Goodwill at December 31, 2009	261,941
Foreign currency translation	(3,509)
Theken earn-out	3,400
Welch Allyn, Inc. acquisition	601

Goodwill at September 30, 2010	$262,433

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. The Company performs this assessment annually and no impairment resulted after completing this assessment during the second quarter of 2010.
During the second quarter of 2010, the Company recorded a $0.8 million impairment charge related to several brand names. The impairment charge relates to management’s decision with respect to the Company’s re-branding strategy for several legacy brand names. The Company has recorded the charge as a component of amortization expense.
The components of the Company’s identifiable intangible assets were as follows (in thousands):

	Weighted	September 30, 2010			December 31, 2009
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,660	$(26,753)	$42,907	$69,632	$(22,526)	$47,106
Customer relationships	12 years	98,636	(43,318)	55,318	97,922	(36,724)	61,198
Trademarks/brand names	35 years	33,446	(8,183)	25,263	35,741	(8,692)	27,049
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Supplier relationships	30 years	29,300	(4,281)	25,019	29,300	(3,647)	25,653
All other*	15 years*	8,461	(7,641)	820	8,197	(7,470)	727

		$288,887	$(90,176)	$198,711	$290,176	$(79,059)	$211,117

*	All other includes $0.3 million of in-process research and development which is indefinite lived.

Annual amortization expense is expected to approximate $17.9 million in 2010, $16.8 million in 2011, $16.6 million in 2012, $13.9 million in 2013 and $12.9 million in 2014. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.
5. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with a syndicate of lending banks. The Senior Credit Facility increased the size of the Company’s prior revolving credit facility from $300.0 million to $450.0 million, provided for a $150.0 million term loan component and allowed the Company to further increase the size of either the term loan or the revolving credit facility, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility extended the prior revolving credit facility’s maturity date from December 21, 2011 to August 10, 2015 and increased the applicable rates used for borrowings and the annual commitment fee. The Senior Credit Facility is secured by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets.
Amounts borrowed under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility) in effect from time to time plus the applicable rate (ranging from 1.75% to 2.5%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable fixed rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction on the use or investment thereof to (b) consolidated earnings before interest, taxes, depreciation and amortization) at the time of the applicable borrowing.
The Company also pays an annual commitment fee (ranging from 0.2% to 0.5%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.
The Senior Credit Facility also modified certain financial and negative covenants. In particular, it:
•
reduced the maximum consolidated total leverage ratio that the Company is permitted to have from 4.50 to 1.00, to either (i) 3.75 to 1.00 during any consecutive four fiscal quarter period ending on or before March 31, 2012 or (ii) 3.5 to 1.00 during any period thereafter,

•	eliminated the senior secured leverage ratio covenant,

•	increased the amount of permitted unsecured debt,

•	provided the Company more ability to repurchase stock and make restricted payments, and

•	provided for capital expenditures in any fiscal year equal to 10% of the revenues during the prior fiscal year, subject to carry over to the next following fiscal year.
On August 10, 2010, the Company also entered into an interest rate swap effective December 31, 2010 with an investment grade bank which converts a portion of the Company’s variable interest payments to fixed interest payments (see Note 6).
Prior to entering into the Senior Credit Facility in 2010, the Company borrowed $75.0 million under the revolving credit facility in connection with the maturity of its 2010 Notes (defined below) and also repaid $15.0 million of outstanding borrowings. At September 30, 2010, there was $70.0 million outstanding under the revolving credit facility at a weighted average interest rate of 2.5%. The fair value of outstanding borrowings under the revolving credit facility at September 30, 2010 was approximately $65.7 million. The Company considers all such amounts to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At September 30, 2010, there was $150.0 million outstanding under the term loan at an interest rate of 2.7% — of this amount, the Company considers $7.5 million as short-term and $142.5 million as long-term based on its intent and ability to repay the loan pursuant to the terms of the loan agreement. Under the term loan, principal payments to be made during the calendar years are as follows: $1.9 million in 2010, $8.4 million in 2011, $12.2 million in 2012, $15.0 million in 2013, $15.0 million in 2014 and $97.5 million in 2015. The fair value of outstanding borrowings on the term loan at September 30, 2010 was approximately $141.6 million.

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
In 2009, the Company repurchased a total principal amount of $87.1 million of the 2010 Notes and recognized a gain of $0.5 million. Total cash paid for these repurchases was $83.3 million of which $78.0 million related to repayment of the liability component of the Notes. For all of these transactions, the Company terminated the bond hedge contracts on a pro-rata basis and the number of options were adjusted to reflect the number of convertible securities outstanding whose principal amount totaled $77.9 million. Also, in connection with the repurchases, in separate transactions, the Company amended the warrant transactions to reduce the number of warrants outstanding to reflect the number of convertible securities outstanding. The Company repaid the remaining $77.9 million principal amount in June 2010 in accordance with the agreement, of which $71.4 million was for the liability component and $6.6 million was for accreted interest.
The principal amount outstanding under the 2012 Notes at September 30, 2010 was $165.0 million. The fair value of the 2012 Notes at September 30, 2010 was approximately $162.0 million. The 2012 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% of the average conversion value of the Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2011; or (4) if specified corporate transactions occur. However, none of these conditions existed at September 30, 2010 and, as a result, the 2012 Notes are classified as long term. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted.
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
The 2012 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2012 Notes are the Company’s direct senior unsecured obligations and will rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.
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
The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments substantially similar to those in the 2012 Notes. The initial strike price of the warrant transactions is approximately $77.96 per share of Common Stock for the 2010 Notes and approximately $90.95 for the 2012 Notes, in each case subject to customary anti-dilution adjustments.

6. DERIVATIVE INSTRUMENTS
The Company develops, manufactures, and sells medical devices globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments, and operates the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company’s derivative instruments do not subject its earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. The Company has not entered into derivative transactions for speculative purposes and all of its derivatives are designated as hedges.
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2010, the Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments.
Foreign Currency Hedging
All of the Company’s designated foreign currency hedge contracts outstanding as of September 30, 2010 and December 31, 2009 were cash flow hedges under the authoritative guidance intended to protect the U.S. dollar value of certain forecasted foreign currency denominated intercompany transactions. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (“OCI”), net of tax, until the hedged item impacts earnings. Once the related hedged item effects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.
The success of the Company’s hedging program depends, in part, on forecasts of certain activity denominated in euros. The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may impact its earnings and cash flows.
All currency cash flow hedges outstanding as of September 30, 2010 mature within 12 months; therefore the Company may reclassify a de minimus amount of pre-tax net losses recorded in OCI to earnings within the next twelve months.
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable LIBOR interest rate borrowings. The Company uses an interest rate swap derivative instrument entered into on August 10, 2010 with an effective date of December 31, 2010 to manage its earnings and cash flow exposure to changes in interest rates by converting a portion of its floating-rate debt into fixed-rate debt beginning on December 31, 2010. This interest rate swap expires on August 10, 2015.
The Company designates this derivative instrument as a cash flow hedge. The Company records the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in OCI, net of tax, until the hedged item affects earning, at which point the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

The Company expects that approximately $1.6 million of net pre-tax losses recorded in OCI could be reclassified to earnings within the next twelve months related to the interest rate hedge.
Counterparty Credit Risk
The Company manages its concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to a group of major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings and outstanding positions on an on-going basis. Therefore, the Company considers the credit risk of the counterparties to be low. Furthermore, none of the Company’s derivative transactions is subject to collateral or other security arrangements, and none contains provisions that are dependent on the Company’s credit ratings from any credit rating agency.
Fair Value of Derivative Instruments
The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the condensed consolidated balance sheet for derivatives designated as hedging instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value as of		Notional Amount as of
	September 30,	December 31,	September 30,	December 31,
Location on Balance Sheet (1)	2010	2009	2010	2009
Derivative Assets:
Currency hedge contracts — Prepaid expenses and other current assets	$2,285	$—	$31,308	$—

Derivative Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,578	$—
Currency hedge contracts — Accrued expenses and other current liabilities	1,006	418	$11,107	$11,696
Interest rate swap — Other liabilities (2)	1,066	—

Total Derivative Liabilities	$3,650	$418

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	The total notional amount related to the interest rate swap is $148.1 million. In the next twelve months this amount will be reduced by $7.5 million.
The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2010 (in thousands):

		Amount of Gain
	Amount of Gain	(Loss) Reclassified
	(Loss) Recognized	from OCI Into
	in OCI (Effective	Earnings (Effective	Location in Statements of
	Portion)	Portion)	Operations
Three Months ended September 30, 2010
Currency hedge contracts	$3,430	$3,437	Other income (expense)
Interest rate swap	(2,644)	—	Interest (expense)

	$786	$3,437

Nine Months ended September 30, 2010
Currency hedge contracts	$1,695	$1,718	Other income (expense)
Interest rate swap	(2,644)	—	Interest (expense)

	$(949)	$1,718

The Company had no derivative instruments outstanding, or affecting the statement of operations during the three- and nine-month periods ended September 30, 2009 and recognized no gains or losses due to ineffectiveness for the three- and nine-month periods ended September 30, 2010 and 2009.
7. STOCK-BASED COMPENSATION
As of September 30, 2010, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan.
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
Stock Options
The Company granted approximately 59,000 and 62,500 stock options during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there were approximately $2.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years. The Company received net proceeds of $5.7 million and $2.6 million from stock option exercises for the nine months ended September 30, 2010 and 2009, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2010, there was approximately $12.5 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately 1.8 years.
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
8. TREASURY STOCK
On October 30, 2008, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. The following table sets forth the Company’s treasury stock activity during the nine-month periods ended September 30, 2010 and 2009 (amounts in thousands):

	Nine Months Ended September 30,
	2010		2009
	$	# of shares	$	# of shares
Shares repurchased in the open market in connection with the Board approved buyback program	$31,278	859	$—	—

9. RETIREMENT BENEFIT PLANS
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$26	$29	$79	$85
Interest cost	166	150	479	435
Expected return on plan assets	(124)	(103)	(368)	(298)
Recognized net actuarial loss	38	114	112	331

Net period benefit cost	$106	$190	$302	$553

The Company made $0.7 million and $0.3 million of contributions to its defined benefit pension plans during the nine-month periods ended September 30, 2010 and 2009, respectively.
10. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$16,483	$14,432	$46,862	$35,224
Foreign currency translation adjustment	21,979	7,661	(5,954)	13,386
Change in unrealized gain (loss) on derivatives, net of tax	(1,514)	—	(1,525)	—

Comprehensive income	$36,948	$22,093	$39,383	$48,610

11. NET INCOME PER SHARE
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

Basic and diluted net income per common share was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic net income per common share:
Net income	$16,483	$14,432	$46,862	$35,224
Weighted average common shares outstanding	29,572	29,049	29,638	28,999
Basic net income per common share	$0.56	$0.49	$1.57	$1.21

Diluted net income per common share:
Net income	$16,483	$14,330	$46,862	$34,977
Weighted average common shares outstanding — Basic	29,572	29,049	29,638	28,999
Effect of dilutive securities:
Stock options and restricted stock	500	351	588	233

Weighted average common shares for diluted earnings per share	30,072	29,400	30,226	29,232

Diluted net income per common share	$0.55	$0.49	$1.54	$1.20
At September 30, 2010 and 2009 the Company had 1.9 million and 2.6 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2010 Notes and 2012 Notes. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended September 30, 2010 and 2009, 0.8 million and 1.7 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants were also excluded from the diluted earnings per share calculation.
12. SEGMENT AND GEOGRAPHIC INFORMATION
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
Revenue consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Orthopedics	$72,970	$64,135	$215,976	$193,665
Neurosurgery	69,816	67,228	200,896	188,407
Instruments	43,855	40,923	121,062	116,889

Total revenue	$186,641	$172,286	$537,934	$498,961

Total revenue by major geographic area are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$145,257	$132,143	$413,380	$381,814
Europe	20,847	23,484	65,075	69,913
Asia Pacific	11,042	7,064	29,453	22,193
Other Foreign	9,495	9,595	30,026	25,041

Total revenue	$186,641	$172,286	$537,934	$498,961

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
In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleges that the Company owes an additional $6.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. The Company has accrued $3.4 million as an estimate of the settlement in this matter. The Company believes that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.
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
14. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended		Percentage
	September 30,		Point Increase
	2010	2009	(Decrease)

Reported tax rate	26.0%	20.5%	5.5%

	Nine Months Ended		Percentage
	September 30,		Point Increase
	2010	2009	(Decrease)

Reported tax rate	25.2%	30.2%	(5.0%)

During the three months ended September 30, 2010 and 2009, the Company reversed $1.4 million and $1.6 million, respectively of reserves for uncertain tax positions due to matters that are considered effectively settled and the expiration of the statute of limitations for certain matters. Additionally, the 2009 period also included the cumulative impact of the expected increase in the estimate of earnings that would be generated in foreign jurisdictions at lower rates.
The change in the Company’s effective tax rates for the first nine months of 2010, as compared to the same period in 2009, relates primarily to an expected increase in the proportion of the Company’s taxable income for the full year that will come from foreign jurisdictions with lower tax rates.
15. LEASES
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
16. SUBSEQUENT EVENTS
On October 12, 2010, the Company entered into an employment agreement with Peter J. Arduini, who was appointed President and Chief Operating Officer, effective November 1, 2010. The term of the agreement continues through December 31, 2013, unless terminated earlier by either party. On October 12, 2010 the Company also entered into an amendment to the employment agreement with John B. Henneman, III, its Chief Financial Officer, which extended the agreement until January 4, 2013 and provided for automatic one-year extensions thereafter, unless either party gives at least six months’ advance notice of nonrenewal. In connection with these two agreements, the Company expects to incur additional compensation costs of $2.0 million in the fourth quarter of 2010.
On October 19, 2010, the Company borrowed $30.0 million under its revolving credit facility. As a result of this borrowing, the Company has $250.0 million of outstanding borrowings under the Senior Credit Facility, including a $150.0 million term loan and $100.0 million of borrowings under its revolving credit facility as of the date of this filing. The Company plans to use the funds to repay certain intercompany loans, the proceeds of which were used for repurchases of the Company’s common stock, an earn-out payment relating to an acquisition and other general corporate purposes.

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
We present revenues in three market categories — Orthopedics, Neurosurgery and Instruments. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve- and tendon-repair products. Our neurosurgery products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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
In the United States, we have three sales channels — Orthopedics, Neurosurgery and Instruments. Within our Orthopedics sales channel, we sell through a large direct sales organization, and through specialty distributors focused on their respective surgical specialties. Neurosurgery sells products through directly employed sales representatives. The Instruments sales channel sells directly and through distributors and wholesalers.
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
Developing, manufacturing and selling specialty regenerative technology products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23% of revenues for the nine months ended September 30, 2010 and 2009.
Acquiring and integrating new product lines and complementary businesses. Since 2007, we have acquired and integrated more than twelve product lines or businesses through an acquisition program that focuses on acquiring companies or product lines at reasonable valuations which complement our existing product lines or can be used to leverage our broad technology platform in tissue regeneration and metal implants. Our managers and executives have demonstrated their ability to successfully integrate acquired product lines and businesses.
ACQUISITIONS
In September 2010, we acquired certain assets as well as the distribution rights for our extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. For eight years, Culley had been our distributor of extremity reconstruction products in Australia. The acquisition provides us with the ability to sell orthopedic products directly to its Australian customers.
In May 2010, we acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. We believe that the assets acquired will further our goal of expanding our reach into the surgical headlight market.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2010 was $16.5 million, or $0.55 per diluted share as compared with net income of $14.4 million or $0.49 per diluted share for the three months ended September 30, 2009.
Net income for the nine months ended September 30, 2010 was $46.9 million, or $1.54 per diluted share as compared with net income of $35.2 million or $1.20 per diluted share for the nine months ended September 30, 2009.
For both of these periods, the increase in net income resulted primarily from increases in revenues and decreased interest and amortization expenses.

Our costs and expenses include the following charges (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Acquisition-related charges	$682	$394	$1,248	$394
Inventory fair market value purchase accounting adjustments	207	641	836	4,572
Employee termination and related costs	531	—	1,159	646
Facility consolidation, acquisition integration, manufacturing and distribution transfer, and system implementation charges	1,347	96	2,593	488
Intangible asset impairment	59	1,519	856	1,519
Restructuring of European legal entitites	395	—	395	—
Discontinued product lines	—	—	74	246
Incremental professional and bank fees related to the possibility of obtaining a waiver under our revolving credit facility	—	—	—	350
Loss (gain) related to early extinguishment of convertible notes	—	207	—	(916)
Non-cash interest expense related to convertible securities	1,578	2,335	5,519	7,862
Litigation settlement	—	(253)	—	(253)
Foreign exchange loss on intercompany loan (1)	—	—	—	1,876

Total	$4,799	$4,939	$12,680	$16,784

(1)
This foreign exchange loss is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2010 and prior periods includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of product revenues	$1,196	$1,648	$2,554	$6,069
Research and development	—	277	102	437
Selling, general and administrative	1,966	118	3,649	952
Intangible asset amortization	59	608	856	608
Interest expense	1,578	2,335	5,519	8,012
Other income (expense), net	—	(47)	—	706

Total	$4,799	$4,939	$12,680	$16,784

Our strategy of seeking new acquisitions and integrating recent acquisitions, our current focus on rationalizing our existing manufacturing and distribution infrastructure, our recent review of various product lines and their branding in relation to our current business strategy, and a renewed focus on enterprise business systems integrations, could cause charges similar to those discussed above to recur in the future. We believe that the delineation of these costs provides useful information to measure the comparative performance of our business operations across reporting periods.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Orthopedics	$72,970	$64,135	$215,976	$193,665
Neurosurgery	69,816	67,228	200,896	188,407
Instruments	43,855	40,923	121,062	116,889

Total revenue	186,641	172,286	537,934	498,961
Cost of product revenues	69,194	63,021	196,882	180,974

Gross margin on total revenues	$117,447	$109,265	$341,052	$317,987

Gross margin as a percentage of total revenues	62.9%	63.4%	63.4%	63.7%

THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues and Gross Margin
For the three months ended September 30, 2010, total revenues increased by $14.4 million, or 8.3%, to $186.6 million from $172.3 million for the same period during 2009. Domestic revenues increased 9.9% to $145.3 million, or 78% of total revenues, for the three months ended September 30, 2010 from $132.1 million, or 77% of total revenues, for the three months ended September 30, 2009. International revenues increased to $41.4 million from $40.1 million in the prior-year period, an increase of 3.1%. Foreign exchange fluctuations, arising primarily from a weaker euro versus the U.S. dollar compared to the third quarter of 2009, accounted for a $1.5 million decrease in revenues during the third quarter of 2010 as compared to the same period last year.
Orthopedics revenues were $73.0 million, an increase of 13.7% over the prior-year period. Our extremities reconstruction products led the growth in this category. Most of the increase in the extremities products came from sales of regenerative medicine products for skin and wound repair, and from metal implants for the mid-and hindfoot. Private-label product revenues also grew substantially. Spine and orthobiologics product revenues were essentially flat; however, we believe that our spine distribution network and spine-focused orthobiologics products will contribute to additional growth going forward.
Neurosurgery revenues were $69.8 million, up 3.9% from the prior year period, resulting from increases in sales of ultrasonic ablation equipment and other capital equipment. Sales of capital items such as these increased because of the easing of budgetary constraints at United States hospitals and surgical centers.
Revenues in the Instruments category were $43.9 million, up 7.2% from the prior year. Sales of hospital-based instruments and surgical lighting equipment drove this growth.
We expect to drive future revenue growth by launching new products and acquiring businesses and products that can be sold through our existing sales organizations. The continued global economic uncertainty and resulting pricing pressures in the healthcare market, particularly in Europe, is expected to temper a portion of this sales growth in the near term.
Gross margin increased by $8.2 million to $117.4 million for the three-month period ended September 30, 2010, from $109.3 million for the same period last year. Gross margin as a percentage of total revenue decreased slightly in the current quarter primarily as a result of stronger instrument sales, higher overall production costs and engineering expenses associated with manufacturing improvement projects.
Although we continuously identify and implement programs to reduce costs at our manufacturing plants and to manage our inventory more efficiently, gross margin improvements in our business are expected to continue because of our expectations of revenue growth, operational efficiencies and from changes in sales mix to a larger proportion of sales of our higher gross margin implant products.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended
	September 30,
	2010	2009
Research and development	6.3%	6.7%
Selling, general and administrative	40.6%	40.6%
Intangible asset amortization	1.4%	2.3%

Total operating expenses	48.3%	49.6%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $4.7 million, or 5.5%, to $90.1 million in the third quarter of 2010 compared to $85.4 million in the third quarter of 2009.
Research and development expenses in the third quarter of 2010 were flat compared to the same period last year. We target 2010 spending on research and development to be 6.5% of total revenues. Most of this spending is on product development efforts outside of instruments.
Selling, general and administrative expenses in the third quarter of 2010 increased by $5.8 million to $75.7 million compared to $69.9 million in the same period last year. Selling expenses increased by $3.7 million primarily due to increases in compensation in the sales organizations in the United States and Europe. General and administrative costs increased $2.2 million primarily resulting from costs of additional headcount. We will continue to expand our direct sales organizations where business opportunities are most attractive, such as extremity reconstruction, and increase corporate staff to support our information systems. We continue to expect that selling, general and administrative spending will be approximately 41.5% of revenues.
Amortization expense in the third quarter of 2010 was $2.7 million compared to $4.0 million in the same period last year. This decrease primarily resulted from the completion of the amortization period for certain intangible assets, the impairment of a trade name in 2009, and the strengthening of the U.S. dollar against the euro.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Interest income	$59	$197
Interest expense	$(4,390)	$(5,493)
Other income (expense)	$(707)	$(380)
Interest Income
Interest income decreased in the three months ended September 30, 2010 compared to the same period last year, primarily as a result of lower overall cash balances.
Interest Expense
Interest expense in the three months ended September 30, 2010 decreased primarily because of the $78.0 million payoff of the 2010 Notes in June 2010 and repayments made to our credit facility, which were partially offset by a new borrowing of $75.0 million under the revolving credit facility. Our reported interest expense for the three-month periods ended September 30, 2010 and 2009 includes non-cash interest related to the accounting for convertible securities of $1.6 million and $2.5 million, respectively.
Other Income (Expense)
Other expense in 2010 of $0.7 million consists primarily of foreign exchange losses on intercompany balances.
Income Taxes

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Income before income taxes	$22,271	$18,144
Income tax expense	$5,788	$3,712

Effective tax rate	26.0%	20.5%

Our effective income tax rates for the three months ended September 30, 2010 and 2009 were 26.0% and 20.5%, respectively. During the three months ended September 30, 2010 and 2009 the Company reversed $1.4 million and $1.6 million, respectively of reserves for uncertain tax positions due to matters that were considered effectively settled and the expiration of the statute of limitations for certain matters. Additionally, the 2009 period also included the cumulative impact of the expected increase in the estimate of earnings that would be generated in foreign jurisdictions at lower rates.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 26.25%.
NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues and Gross Margin
For the nine-month period ended September 30, 2010, total revenues increased by $39.0 million or 7.8%, to $537.9 million from $499.0 million during the prior-year period. Domestic revenues increased by 8.3% to $413.3 million and were 77% of total revenues for the nine months ended September 30, 2010 and 2009. International revenues increased $7.4 million to $124.6 million, an increase of 6% compared to the same period in 2009. Foreign exchange fluctuations accounted for a $0.6 million increase in revenues for the nine-month period ended September 30, 2010.
Orthopedics revenues were $216.0 million, an increase of 11.5% over the prior year period. Our extremities reconstruction products led the dollar growth in this category followed by our private label products. Most of the increase in extremities products came from sales of regenerative medicine products for skin and wound repair and from metal implants from the forefoot, mid- and hindfoot.
Neurosurgery revenues were $200.9 million, an increase of 6.6% over the prior year period. Sales of ultrasonic tissue ablation products led the growth in neurosurgery, followed by cranial stabilization systems and other capital products.
Instruments revenues were $121.1 million, an increase of 3.6% over the prior year period. This was due principally to hospital-based instruments and surgical lighting systems.
Gross margin increased by $23.1 million to $341.1 million for the nine-month period ended September 30, 2010, from $318.0 million for the same period last year. Gross margin as a percentage of total revenue was 63.4% for the first three quarters of 2010, compared to 63.7% for this same period during 2009. This decrease results from higher overall production costs and engineering expenses associated with manufacturing improvement projects.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Research and development	6.5%	6.5%
Selling, general and administrative	41.3%	41.0%
Intangible asset amortization	1.7%	2.2%

Total operating expenses	49.5%	49.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $18.5 million, or 7.5%, to $266.5 million in the first nine months of 2010, compared to $248.0 million in the same period last year.
Research and development expenses in the first nine months of 2010 increased by $2.3 million to $34.8 million compared to $32.5 million in the same period last year. The increase resulted from additional headcount in product development personnel.

Selling, general and administrative expenses in the first nine months of 2010 increased by $17.8 million to $222.5 million compared to $204.6 million in the same period last year. Selling expenses increased by $11.3 million primarily because of an increase in revenues and the corresponding commission costs. General and administrative costs increased $6.5 million to $94.5 million compared to $88.0 million in the same period last year resulting from increases in compensation.
Amortization expense in the first nine months of 2010 decreased by $1.6 million to $9.3 million compared to $10.9 million in the same period last year. The decrease resulted mainly from the completion of the amortization period for certain intangible assets and impairments in 2009, partially offset by $0.8 million for impairment of several trade names in connection with our re-branding strategy in 2010. As this re-branding strategy evolves, we may make further decisions about our trade names and incur additional impairment charges.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Interest income	$172	$578
Interest expense	$(13,231)	$(18,351)
Other income (expense)	$1,202	$(1,729)
Interest Income
Interest income decreased in the nine-month period ended September 30, 2010, compared to the same period last year, primarily because of lower average cash balances.
Interest Expense
Interest expense decreased in the nine-month period ended September 30, 2010, compared to the same period last year, primarily because of repurchases of our 2010 Notes throughout 2009 and their settlement in June 2010. Our reported interest expense for the nine-month periods ended September 30, 2010 and 2009 includes non-cash interest related to the accounting for convertible securities of $5.9 million and $8.2 million, respectively.
Other Income (Expense)
Other income (expense) increased in the nine months ended September 30, 2010 primarily as a result of foreign exchange gains of $0.9 million, compared to the same period last year. In 2009, foreign exchange losses of $3.5 million were offset by $0.9 million of net gains related to repurchases of our 2010 Notes.
Income Taxes

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Income before income taxes	$62,674	$50,475
Income tax expense	$15,812	$15,251

Effective tax rate	25.2%	30.2%
Our effective income tax rate for the nine months ended September 30, 2010 and 2009 was 25.2% and 30.2%, respectively. The income tax expense for the nine months ended September 30, 2010 reflects the impact of an expected increase in our foreign taxable earnings at lower overall tax rates. This resulted in a decrease in our effective tax rate for the period.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$145,257	$132,143	$413,380	$381,814
Europe	20,847	23,484	65,075	69,913
Asia Pacific	11,042	7,064	29,453	22,193
Other Foreign	9,495	9,595	30,026	25,041

Total Revenues	$186,641	$172,286	$537,934	$498,961

We generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for our products in foreign countries.
Local economic conditions, regulatory or political considerations, disruptions from strikes, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the United States.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $82.8 million and $71.9 million at September 30, 2010 and December 31, 2009, respectively.
Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$77,141	$96,191
Net cash used in investing activities	(23,068)	(21,068)
Net cash used in financing activities	(40,248)	(158,233)
Effect of exchange rate fluctuations on cash	(2,884)	6,311

Net increase (decrease) in cash and cash equivalents	$10,941	$(76,799)

Cash Flows Provided by Operating Activities
We generated operating cash flows of $77.1 million and $96.2 million for the nine months ended September 30, 2010 and 2009, respectively.
Net income for the nine months ended September 30, 2010, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $88.6 million. Additionally, we paid $6.6 million in accreted interest related to repurchase of our 2010 Notes. Changes in working capital increased cash flows by $3.2 million. Among the changes in working capital, prepaid expenses contributed cash of $4.1 million, and accounts payable and accrued expenses contributed cash of $12.3 million, while accounts receivable and inventories used $12.7 million. Both our days sales outstanding and our days in inventory have remained consistent with the prior year-end. Additionally, decreases in long-term liabilities used $7.9 million primarily due to releases of uncertain tax positions during the year.

Net income for the nine months ended September 30, 2009, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $78.6 million. Additionally, we paid $4.0 million in accreted interest related to the repurchase of our 2010 Notes. Changes in working capital contributed another $18.6 million of net cash flows. Among the changes in working capital decreases in accounts receivable contributed $11.7 million, decreases in inventories contributed $6.8 million and reductions in prepaid expenses, principally income taxes, contributed another $5.3 million, while decreases in accounts payable and accrued expenses used $5.2 million of cash. Decreases in other long-term assets contributed another $2.7 million of cash.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2010, we paid $18.9 million in cash for capital expenditures and $4.2 million for business acquisitions. For the same period in 2009, we had capital expenditures of $14.0 million, paid $2.3 million to purchase intangible assets and paid $4.8 million related to working capital adjustments for our acquisitions of Integra Spine and Integra Neurosciences Pty. Ltd.
Cash Flows Used in Financing Activities
Our principal uses of cash for financing activities in the nine months ended September 30, 2010 were from the repayment of the liability component of our 2010 Notes of $71.4 million, purchases of treasury stock of $31.3 million, payment of debt issuance costs in connection with our amended and restated Senior Credit Facility of $6.8 million, which were partially offset by proceeds from net borrowings under our revolving credit facility of $60.0 million. Additionally, we generated proceeds from stock option exercises and the tax impact of stock-based compensation of $9.2 million in 2010.
Our principal use of funds during the nine months ended September 30, 2009 was $60.9 million used to repurchase the liability component of the 2010 Notes and repayment of $100.0 million of borrowings under our revolving credit facility.
Working Capital
At September 30, 2010 and December 31, 2009, working capital was $283.6 million and $208.6 million, respectively. The increase in working capital resulted primarily from the settlement of our 2010 Notes with long-term borrowings under our Senior Credit Facility and from additional cash generated in the period.
Convertible Debt and Senior Credit Facility
We paid interest each June 1 and December 1 on our $77.9 million 2010 Notes at an annual rate of 2.75%. We repaid the 2010 Notes in full during June 2010 in accordance with the agreement. We also pay interest each June 1 and December 1 on our $165.0 million 2012 Notes at an annual rate of 2.375%.
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
As of September 30, 2010 we had $220.0 million of outstanding borrowings under our $600.0 million Senior Credit Facility, which includes our $150.0 million term loan. With the exception of $7.5 million of the term loan component, we consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing outside of the next twelve-month period. This facility expires in August 2015. We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations, capital expenditures and potential acquisition-related earn-out payments in the near term.
Share Repurchase Plan
On October 30, 2008, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. Shares may be purchased either in the open market or in privately negotiated transactions. We repurchased $31.3 million of our common stock from the open market during the nine months ended September 30, 2010.
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
Capital Resources
The Senior Credit Facility increased the size of the Company’s prior revolving credit facility from $300.0 million to $450.0 million, provided for a $150.0 million term loan component and allowed the Company to further increase the size of either the term loan or the revolving credit facility, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility extended the prior revolving credit facility’s maturity date from December 21, 2011 to August 10, 2015. As of September 30, 2010, we had approximately $380.0 million available under the Senior Credit Facility.
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures, and potential acquisition-related payments in the near term based on our current plans. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowings outside of the next twelve month period. See “Convertible Debt and Senior Credit Facility” for a description of the material terms of our credit facility.

Contractual Obligations and Commitments
As of September 30, 2010, we were obligated to pay the following amounts under various agreements (in millions):

					More
		Less than	1-3	3-5	than
	Total	1 Year	Years	Years	5 years
Convertible Securities	$165.0	$—	$165.0	$—	$—
Revolving Credit Facility (1)	70.0	—	—	70.0	—
Term Loan	150.0	7.5	26.3	116.2	—
Interest (2)	24.1	7.9	11.0	5.2	—
Employment Agreements (3)	7.9	4.2	3.7	—	—
Operating Leases	36.3	7.9	11.9	8.7	7.8
Purchase Obligations	16.0	11.9	3.5	0.6	—
Pension Contributions	1.8	1.8	—	—	—

Total	$471.1	$41.2	$221.4	$200.7	$7.8

(1)
We may borrow and make payments against the revolving credit facility from time to time and consider all such outstanding amounts to be long-term in nature based on our current intent and ability to repay this borrowing. If additional borrowings are made in connection with, for instance, future acquisitions, this could impact the timing of when we intend to repay amounts under this portion of the Senior Credit Facility which expires in August 2015.

(2)
Interest is calculated on the convertible securities and term loan based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(3)	Amounts shown under Employment Agreements do not include executive compensation or compensation resulting from a change in control relating to our executive officers.
The terms of the purchase agreements executed in connection with certain acquisitions we closed in the last several years require us to make payments to the sellers of those businesses based on the performance of such businesses after the acquisition. The actual amounts may vary depending on actual performance of the acquired entities.
Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $6.7 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
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

Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss Francs, British Pounds, Canadian Dollars, and Australian Dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany transactions. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in other income or expense when the hedged item affects net earnings.
We entered into foreign currency forward exchange contracts with terms of 1 to 12 months to manage currency exposures for liabilities denominated in a currency other than an entity’s functional currency. As a result, foreign currency remeasurement gains/losses recognized in earnings are partially offset by gains/losses on the foreign currency forward exchange contracts in the same reporting period.
For contracts outstanding at September 30, 2010, we had obligations to purchase euros at set maturity dates during October 2010. The notional amounts of outstanding forward contracts entered into with third parties to purchase euros at September 30, 2010 were $42.4 million.
We maintain written policies and procedures governing our risk management activities. With respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.
The results of operations for the periods discussed herein have not been materially affected by inflation.
Interest Rate Risk
Cash and Cash Equivalents. We are exposed to the risk of interest rate fluctuations on the fair value and interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2010 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that will begin to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument will fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $148.1 million outstanding as of September 30, 2010. We recognized no additional interest expense related to this derivative during 2010. We recorded a $2.6 million liability to recognize the fair value of our interest rate derivative instrument as of September 30, 2010.
Based on our outstanding borrowings at September 30, 2010 a one-percentage point increase in interest rates would have increased interest expense on the unhedged portion of our debt by $2.2 million on an annualized basis, and a decrease in rates would have an insignificant impact on interest expense due to the current low LIBOR rates.
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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide such reasonable assurance.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us. The only significant item is described below.
In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleges that we owe an additional $6.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. We have accrued $3.4 million as an estimate of the settlement in this matter. The Company believes that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.
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
ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (as modified by the subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010) have not materially changed other than the modifications to the risk factors as set forth below.
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

•
inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices) which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies; and

•
FDA proposed reform to the 510(k) Premarket Notification process could make it more difficult to obtain clearance of our medical devices and could result in the requirement of clinical trial data in order to obtain FDA clearance.

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
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced a proposed reform of the 510(k) Premarket Notification process that could make it more difficult to obtain clearance for our medical devices, especially for innovative devices. The FDA has proposed an additional Class of Medical Devices that would be Class IIb for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and postmarket data. The FDA is also proposing that an FDA inspection of the manufacturing facility be required for Class IIb products prior to clearance of the 510(k), which is similar to the requirements of a Class II device. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for recission of 510(k) applications that have been cleared to market. The FDA may also require the more extensive PMA process for certain products. Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials, including as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party intermediaries require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive and there is no guarantee that the FDA will approve the additional indications for use. There is also no guarantee that the intermediaries will agree to continue reimbursement or provide additional coverage based upon these clinical trials. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.
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
Our manufacturing facilities must be in compliance with FDA Quality System Regulations (Current Good Manufacturing Practices). In addition, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for establishment registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.
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

Our products that contain human derived tissue, including those containing de-mineralized bone matrices, are not medical devices in the EU as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human-derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to European Union member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These European Union member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations. In addition, certain EU member states have instituted new requirements for additional testing that may be prohibitive to obtaining approval in those member states.
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
Further, we manufacture certain products in Europe and our European headquarters is located in France, which country has experienced labor strikes. Thus far, strikes have not had a material impact on our business; however, if such strikes continue, there is no assurance that they would not disrupt our business, which disruption could have a material adverse effect on the business.
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
Local economic conditions, legal, regulatory or political considerations, disruptions from strikes, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice could also affect our sales to foreign markets. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
•
new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, which is scheduled to be implemented in 2013, and which could have a material adverse effect on our earnings;

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
Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.
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
Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.
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
There were $31.3 million of repurchases of our common stock from the open market during the nine months ended September 30, 2010 under this program.

ITEM 6. EXHIBITS

10.1
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

10.2
Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Gerard S. Carlozzi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.3
Employment Agreement, dated as of October 12, 2010, between Integra LifeSciences Holdings Corporation and Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.4
Amendment 2010-1, dated as of October 12, 2010, to John B. Henneman’s Amended and Restated Employment Agreement between the Company and Mr. Henneman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.5
Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Peter J. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.6
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Peter J. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.7	Form of Non-Qualified Stock Option Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.8	Form of Restricted Stock Agreement for John B. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on October 28, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: October 28, 2010	/s/ Stuart M. Essig
Stuart M. Essig
President and Chief Executive Officer

Date: October 28, 2010	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

10.2
Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Gerard S. Carlozzi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.3
Employment Agreement, dated as of October 12, 2010, between Integra LifeSciences Holdings Corporation and Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.4
Amendment 2010-1, dated as of October 12, 2010, to John B. Henneman’s Amended and Restated Employment Agreement between the Company and Mr. Henneman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.5
Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Peter J. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.6
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Peter J. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.7	Form of Non-Qualified Stock Option Agreement for Peter J. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

10.8	Form of Restricted Stock Agreement for John B. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith