Form 10-K
period 2010-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2011-02-24
CIK 917520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $780.1 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock outstanding as of February 21, 2011 was 28,603,792.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 17, 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25

PART II
Item 4.	Reserved
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	47

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships, Related Transactions, and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48

PART IV
Item 15.	Exhibit and Financial Statements Schedules	49
Signatures		57
EX-10.17.(A)
EX-10.28.(B)
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

OVERVIEW

The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical devices. We employ approximately 3,000 people around the world who are dedicated to limiting uncertainty for surgeons, so they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic surgery, neurosurgery, spine surgery, and reconstructive and general surgery. Revenues grew to $732.1 million in 2010, an increase of 7% from $682.5 million in 2009.

Integra’s orthopedic products include devices and implants for foot and ankle, hand and wrist, tendon and peripheral nerve protection and repair, wound repair and spine. Integra is a leader in cranial neurosurgery, offering a broad portfolio of implants, devices, instruments and systems used in neurosurgery, neuromonitoring, neurotrauma, and related critical care. In the United States, we are one of the largest providers of surgical instruments to hospitals, surgery centers and alternate care sites, including physician and dental offices.

STRATEGY

Our goal is to become a global leader in the development, manufacturing and marketing of medical devices, implants and instruments. Key elements of our strategy include:

Limiting Uncertainty.  We work with customers whose time is at a premium. We are committed to limit the surgeon’s uncertainty by making our products and processes simpler, involving surgeons in new product development, and ensuring that we have the best trained professionals who can anticipate the needs of our customers.

Driving a cohesive corporate identity.  We have defined a clear brand position around limiting uncertainty and are tying our individual products to the Integra brand.

Marketing innovative medical devices.  We develop innovative medical devices for orthopedic and spinal surgery, neurosurgery, and general surgery.

Investing in sales distribution channels to increase market penetration.  Around the world, we employ more than 500 direct sales professionals and engage a large network of distributors to sell our products. The recruitment, management, and training of sales organizations is one of our core competencies.

Achieving economies of scale.  We are integrating facilities around the world to become more efficient, and are simplifying our product lines.

Developing innovative products based on core technologies.  We are a leader in regenerative medicine. Our proprietary highly purified collagen scaffold technology provides the foundation of our products for duraplasty, dermal regeneration, nerve and tendon repair, and bone repair and regeneration.

Acquiring or in-licensing products that fit existing sales channels.  We acquire businesses and acquire or in-license new products to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. We have completed seven acquisitions since the beginning of 2008, have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate similar opportunities.

Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms, and to drive short- and long-term revenue and earnings growth.

SALES AND DISTRIBUTION

We sell products in three market categories — Orthopedics, Neurosurgery and Instruments. Within the Orthopedics category, we sell through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Neurosurgery sells products through directly-employed sales representatives. Instruments are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point.

PRODUCTS — OVERVIEW

Integra is a fully integrated medical device company offering thousands of products for the medical specialties which we target. Our objective is to develop, acquire or otherwise provide any product that will limit uncertainty in the surgical theatre. These products include implants, instruments and equipment for orthopedic surgery, neurosurgery and general surgery. We distinguish ourselves by emphasizing the importance of the relatively new field of regenerative medicine — which we define as surgical implants derived from our proprietary collagen matrix technology.

In 2010, approximately 23% of our revenues came from regenerative medicine. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and promote the development of new native extracellular matrix. In their interaction with the patient’s body, our collagen matrices inhibit the formation of scar tissue, so the implant is absorbed over time, leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell these regenerative medicine products through most of our sales channels.

ORTHOPEDICS PRODUCT PORTFOLIO

Our orthopedics market category includes products sold by our Extremity Reconstruction and Spine sales organizations.

Integra Extremity Reconstruction Product Portfolio

Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee, and the hand, wrist, elbow and arm below the shoulder.

Skin and Wound.  Our dermal repair and regeneration products are used to treat acute and chronic wounds.

Integra’s matrix wound dressings are indicated for the management of wounds, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-laser surgery, podiatric, and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds in the United States is approximately $1 billion.

There are currently 24 million people with diabetes in the United States. Approximately 15% of these patients incur one or more diabetic foot ulcers during their lifetime. This population is also 15 times more likely to suffer an amputation due to non-healing diabetic foot ulcers. However, approximately 85% of all amputations are preventable if proper intervention is provided. Approximately 500,000 adults seek treatment for venous leg ulcers annually in the United States.

Bone and Joint Fixation Devices and Instruments.  We offer the extremity reconstruction surgeon a comprehensive set of bone and joint fixation devices for upper and lower extremity reconstruction, including orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist and elbow. Our products address both the trauma and reconstructive segments of the extremities market, an estimated $1 billion market in the United States.

Lower Extremity.  We are a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Our customers include orthopedic and podiatric surgeons specializing in lower extremity injuries, of which there are approximately 2,300 and 6,200, respectively, in the United States. We have a full suite of orthopedic procedure sets to address pathology in the forefoot, midfoot, hindfoot, and ankle. The lower extremity market is estimated to be in excess of $700 million in the United States.

Upper Extremity.  For upper extremity reconstruction, we are recognized for the premier implant for wrist arthroplasty, a procedure that restores the function of the arthritic wrist. Our other leading products in this therapeutic area are used in small bone fixation, treatment of carpel tunnel syndrome and treatment of cubital tunnel syndrome. The upper extremity market is estimated to be nearly $250 million in the United States.

Bone Graft Substitutes for Extremity Reconstruction.  Our comprehensive line of synthetic bone graft substitute products includes three distinct products — a bone void filler manufactured from beta tri-calcium phosphate and type I bovine collagen; demineralized bone matrix (“DBM”); and demineralized bone matrix premixed with cancellous bone. Bone graft substitutes are used in many of the more than 700,000 extremity fusion and osteotomy procedures annually. The extremity reconstruction bone graft market is estimated at more than $50 million annually in the United States.

Nerve and Tendon.  Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendons. To address these needs, we offer regenerative medicine products for peripheral nerve repair and protection and tendon repair. We estimate that the worldwide market for the repair of severed, injured, compressed and scarred peripheral nerves is approximately $50 million. Tendon and ligament injuries are some of the most common musculoskeletal disorders. Industry sources estimate that there are approximately 700,000 tendon and ligament repair procedures in the United States annually.

Integra Spine Product Portfolio

Orthopedic and neurological spine surgeons treat debilitating pain arising from disorders, which include degenerative disk disease (“DDD”), deformity, trauma and tumors. DDD is the most common disorder and is expected to increase in the United States due to the aging population. To treat the pain arising from spinal disorders, surgeons may need to perform spinal fusion procedures. We offer comprehensive spinal fusion technologies that are used from the occiput to the sacrum, and a full line of related orthobiologics.

In 2010, the United States spinal implant market, consisting of thoracolumbar fusion devices, cervical fusion devices, interbody fusion devices, and motion preservation technologies, was valued at approximately $5 billion. The United States market size for bone graft substitutes in orthopedic spinal procedures is estimated to be over $500 million.

Spinal Fusion Implant Technologies.  In 2010, over 250,000 interbody fusion devices were implanted in patients across the United States. The 2010 estimated market size for interbody fusion devices was over $1.5 billion. The market is usually divided by region (cervical or thoracolumbar) and approach (anterior, lateral, posterior, or transforaminal). Interbody/vertebral body replacements are shaped like a cage and used to hold the graft in place during a fusion procedure. Interbody devices are placed in the disc space and filled with bone graft or bone type material. According to industry sources, in 2010, the anterior interbody market was valued at over $200 million. Since its launch in early 2009, our proprietary fusion device has been implanted widely throughout the United States. Our next generation fusion device technology provides an internal locking mechanism that enhances implant stability and reduces the risk of unintended expulsion. In 2010, we launched new implants to aid surgeons with thoracolumbar, cervical and deformity procedures as follows:

Anterior Interbody Fusion Devices.  The device used in the thoracolumbar region is an anterior interbody device that combines our novel internal locking mechanism with an integrated screw system. This system is widely used to limit the uncertainty around implant stability and expulsion. The integrated screws reduce the need for a surgeon to provide additional posterior fixation and simplifies the procedures.

Cervical Fixation.  To treat disorders of the cervical spine, in 2010 we launched our third anterior cervical plating system. The new system provides an easy to use one-step locking mechanism on a narrow, low profile plate with intuitive instrumentation. The result is an elegant solution for surgeons who desire simplicity in anterior cervical procedures. In 2010, the anterior cervical fixation market was estimated to be nearly $800 million.

Deformity Correction.  To enhance our treatment options for deformity procedures, in 2010 we launched a stainless steel implant system that provides additional construct strength and stiffness, which may be necessary to correct abnormal curvitures of the spine. The launch of this system marks an important step in the evolution of the Integra Spine deformity franchise, which we plan to continue to build. The deformity market is estimated to be nearly $400 million.

Orthobiologics.  We market and sell a range of innovative bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in spinal and other orthopedic surgical procedures.

Minimally Invasive Solutions.  We design, develop, manufacture and sell spinal implant products focused on minimally invasive surgery and motion preservation techniques using the technology from the acquisition of IST and our own internal product initiatives. Minimally invasive fixation systems offer surgeons an opportunity to deliver pedicle screws with a small incision, potentially reducing blood loss and recovery time.

NEUROSURGERY PRODUCT PORTFOLIO

Our Integra Neurosurgery sales organization sells a full line of products specifically for neurosurgery and neuro critical care. We have products for each step of a cranial procedure and the care of the patient after surgery. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“NICU”).

Tissue Ablation Equipment.  Our tissue ablation equipment uses high frequency acoustic pulses to selectively dissect soft tissues according to their density. Integra’s CUSA® tissue ablation system thereby facilitates the ablation of unwanted tissue (such as tumors) adjacent to or attached to vital structures, helping to limit uncertainty for the surgeon. The CUSA® tissue ablation system has been the leading ultrasonic surgical aspirator for over 25 years, and the related accessories for these products generate a recurring revenue stream.

Our systems are used in over 100,000 procedures annually at over 2,000 centers around the world for the removal of brain tumors, epilepsy foci, and gynecological and liver tumors. According to industry sources, the total United States market for ultrasonic tissue ablation products is estimated at over $60 million. Applications for ultrasonic tissue ablation technology continue to expand, both within neurosurgery and in other surgical specialties, and we are developing accessories to meet these new clinical applications.

Dural Repair Products.  In the United States, over 225,000 craniotomy procedures are performed each year representing a market estimated to be over $500 million. Most of these surgeries require an incision of the dura mater, which is the tough, fibrous membrane that surrounds and protects the brain and spinal cord. The incision must be repaired, either by suturing or applying a dural graft to prevent cerebrospinal fluid leaks and facilitate healing. Since our introduction of the original DuraGen® Dural Graft Matrix in 1999, the first onlay collagen graft for dural repair, we have become the market leader in sutureless closure of dural defects in the United States. Our dural repair products are alternatives to tissue being removed and grafted from another location in the patient’s body.

Cerebral Spinal Fluid (“CSF”) Management Devices.  CSF drainage is an important component of managing the intracranial pressure of the neurologically compromised patient or a patient undergoing abdominal aortic aneurysm surgery. Over 250,000 procedures are performed annually in the United States using lumbar or ventricular drainage systems, including permanently implanted shunt systems and external ventricular drainage, representing an estimated $150 million market.

Hydrocephalus is a condition in which the primary characteristic is excessive accumulation of CSF in the brain. It is most commonly treated by inserting a shunt catheter into the ventricular system of the brain. The shunt is designed to divert the flow of CSF out of the brain to an appropriate drainage site, such as the peritoneal cavity or the heart’s right atrium, and through a pressure control valve to maintain a normal level of CSF. Each year there are approximately 50,000 new shunt implants and revision cases to treat hydrocephalus. Integra currently offers a diverse line of hydrocephalus management products, including a wide variety of valves and ventricular, lumbar, peritoneal and cardiac catheters. In 2010, Integra introduced new valve systems for the treatment of hydrocephalus that are designed to treat hydrocephalus by regulating the drainage of cerebrospinal fluid (CSF) from the lumbar spine.

Intracranial Monitoring Equipment.  The NICU monitors a patient’s post-operative condition, following most neurosurgical procedures involving craniotomy. We offer the leading products for monitoring intracranial pressure and brain tissue oxygenation and also offer equipment for the drainage of excess CSF.

Our monitoring systems are also used in the treatment of traumatic brain injury (“TBI”). TBI is a major public health problem and costs the United States an estimated $56 billion a year. More than five million Americans alive today have had a TBI, resulting in a permanent need for help in performing daily activities, and TBI survivors are often left with significant cognitive, behavioral, and communicative disabilities. Research has shown that not all brain damage occurs at the moment of impact, but frequently evolves over the ensuing hours and days after the initial injury. The secondary damage may be controlled, in part, by using our products to monitor and manage intracranial pressure and brain tissue oxygen.

Cranial Stabilization Equipment.  Most neurosurgery procedures require rigid fixation of the head. Our MAYFIELD® line of cranial stabilization equipment rigidly fixes the head in an orientation determined by the surgeon. The device fixes the head via skull pins that are held in a frame that is anchored to the operating table and can be adjusted in multiple planes of movement to properly position the head for the surgical procedure. This system is used worldwide in over 400,000 brain procedures annually.

Intraoperative real time imaging is being utilized more frequently in neurosurgical procedures and we market stabilization equipment that is made from a composite material that reduces the distortion in images compared to metal systems.

INSTRUMENTS PRODUCT PORTFOLIO

We are the largest surgical instrument company in the United States, providing more than 60,000 instrument patterns and surgical products to hospitals, surgery centers, and dental, podiatry, veterinary and physician offices. In addition to hand-held instruments, we sell surgical headlight systems and table-mounted retractors. Our instruments are sold and marketed via separate organizations to acute care and alternate site customers.

The Jarit® and Miltex® brands of hand-held reusable surgical instrumentation encompass all of the clinical specialties within the acute care and alternate site clinical setting. Our markets include minimally invasive endoscopy surgery, general surgery, cardiovascular, neurosurgery, gynecological, orthopedic, ear, nose and throat, ophthalmology and all other venues that provide surgical care inside and outside the hospital setting. We are also a major player in animal health specialties, such as dentistry and orthopedics, as well as the emerging life sciences sector.

Integra is a premium manufacturer of dental instruments related to hygiene, oral surgery, periodontal and endodontic instrumentation. We offer the dental market the largest array of choices in extraction forceps, market leadership in sterilization cassettes, and unique intra-oral lighting technologies. The Miltex® brand has successfully incorporated Integra’s regenerative medicine materials into its oral surgery and periodontal offerings.

RESEARCH AND DEVELOPMENT STRATEGY

Our research and development activities focus on identifying unmet surgical needs and meeting those needs with innovative solutions and products. We apply our core competency in regenerative medicine to products for neurosurgical, orthopedic and spinal applications, and have extensive programs in neuro-monitoring and CSF management, cranial stabilization, tissue ablation, surgical instruments and spine, soft tissue, extremity small bone, and joint fixation. Our activities include the acquisition or in-licensing of new products.

Regenerative Medicine.  Because regenerative medicine implants represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these products. Our regenerative medicine development program applies our expertise in biomaterials and collagen matrices to neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, tendon and nerve repair, and chronic and acute wounds.

Extremity Reconstruction.  We develop fixation devices and other implants and instruments for upper and lower extremities. Our objective is to launch 3-5 important new products a year.

Spine.  Our expertise in implant engineering, biomaterials development and biomechanical testing provides a strong foundation for developing new products for the spine. Additionally, Integra holds a number of spine patents that serve as a platform for future products, with particular emphasis in minimally invasive technologies. While we plan to continue filling the gaps in our portfolio so our current customers can use our products for more procedures, we are also developing novel technologies and new indications.

We have based our strong orthobiologic product development capability that on our bone matrix technology and our collagen technology, which is the basis of our osteoconductive collagen ceramic scaffold. We continue to develop line extensions based on these foundation technologies that further complete our offerings. In 2010, we created a complete portfolio of orthobiologic products specifically for our spine distribution network. We will continue to invest in the development of new novel technologies for bone grafting.

Neurosurgery.  Our research and product development efforts are focused on protecting and extending our leadership positions in dural repair, developing the next generation tissue ablation system, a new critical care neuro monitoring system, and an advanced hydrocephalus shunt valve.

COMPETITION

Our competition in extremity reconstruction includes Johnson & Johnson, Synthes, Inc., Stryker Corporation, Tornier, Inc., Wright Medical Group, Inc. Zimmer, Inc., and Small Bone Innovations, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.

Competitors in the spine and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Globus Medical Inc., NuVasive, Inc., Orthofix, Stryker Corporation, Synthes, Inc., Zimmer, Inc., and Alphatec Spine, Inc., and also include several smaller, biologic-focused companies, such as Orthovita.

Our competitors in the neurosurgery markets are Johnson & Johnson, Medtronic, Inc. and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery.

We compete with the Aesculap division of B. Braun Medical Inc., as well as V. Mueller, a division of CareFusion in the United States. In addition, we compete with Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments and allied surgical products.

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

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FFDCA”), an approved Premarket Approval application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and involves preclinical studies and clinical testing. On January 19, 2011, the FDA announced its plan to implement changes to the 510(k) Premarket Notification process. The plan delineates many changes to the current process. The Institute of Medicine will have an opportunity to review the plan before these changes are made final. These changes to the 510(k) Premarket Notification process, when final, could result in more extensive testing, clinical trial requirements and other requirements. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption (“IDE”) from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country we are exporting to and maintain certain records relating to exports and make these available to the FDA for inspection, if required.

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

The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. We are licensed or have permits for tissue banking in California, Florida, New York and Maryland.

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

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the protection requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. The EU has revised the Medical Device Directive (93/42/EC as amended by 2007/47/EC) and these revised regulations became effective March 21, 2010. Compliance with these regulations requires extensive documentation and clinical reports for all of our products sold in the EU, as well as revisions to labeling and other requirements to comply with the revisions. A recognized Notified Body audits our facilities annually to verify our compliance with these standards. Australia, China, Japan and other countries have issued new regulations and requirements for obtaining approval of medical devices, including requirements governing the conduct of clinical trials, the manufacturing of products and the distribution of products for medical devices with which we must comply with in order to sell our products in those countries.

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

We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Item 1A. Risk Factors — Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.”

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

Third-Party Reimbursement.  Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenue.

INTELLECTUAL PROPERTY

We seek patent and trademark protection for our key technology, products and product improvements, both in the United States and in selected foreign countries. When determined appropriate, we have enforced and plan to continue to enforce and defend our patent and trademark rights. In general, however, we do not rely solely on our patent and trademark estate to provide us with any significant competitive advantages as it relates to our existing product lines. We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements also provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances.

AccuDrain®, Accell®, Accell Evo3®, Advansys®, Atolltm, Auragentm, Bold®, Budde®, Buzztm, Camino®, CRW®, Coraltm, CUSA®, CUSA Excel®, DenLite®, Dissectrontm, DuraGen®, DuraGen Plus®, DynaGraft®II, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMEND®, HINTEGRA®, ICOStm, Inforce®, Integra®, Integra Mozaiktm, Integra OS®, Jarit®, LICOX®, LimiTorrtm, Luxtec®, Manta Raytm, Miltex®, NeuraGen®, NeuraWraptm, Newdeal®, Omni-Tract®, OrthoBlast®II, OSV II®, Qwix®, Padgett®, Panta®, Paramount®, Radionics®, Redmondtm, Rugglestm, SafeGuard®, Selector®, Subtalar MBA®, TenoGlide®, Tethertm, Trel-Xtm, Trel-XC®, Tibiaxys®, Uni-CPtm, Uni-Clip®, Universal2tm, Ventrix®, XKnife® and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES

At December 31, 2010, we had approximately 3,000 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about our geographical areas is set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — International Revenues and Operations” and in our financial statements Note 13, “Segment and Geographic Information,” to our Consolidated Financial Statements.

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

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. We take great care to provide that our products are safe and free of agents that can cause disease. In particular, the collagen used in the products that Integra manufactures is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand, a country that has never had a reported case of bovine spongiform encephalopathy, or from the United States. We are also qualifying sources of collagen from another country that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk category for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.integralife.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission’s Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

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

Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	current economic conditions, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field corrections or recalls;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture our products efficiently;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers;

•	inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices) which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies; and

•	FDA’s reform to the 510(k) Premarket Notification process which could make it more difficult to obtain clearance of our medical devices and could result in the requirement of clinical trial data in order to obtain FDA clearance.

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

Our largest competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, Inc., NuVasive, Inc., Globus Medical, Inc., Alphatec Spine, Inc., Orthofix and several smaller, biologically focused companies such as Osteotech and Orthovita. In surgical instruments, we compete with V. Mueller, as well as the Aesculap division of B. Braun Medical, Inc. In addition, we compete with Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2008, we have acquired 7 businesses or product lines at a total cost of approximately $177.2 million.

We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering markets in which our marketing and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.

Our future financial results could be adversely affected by impairments or other charges.

Since we have grown through acquisitions, we have $261.9 million of goodwill and $49.7 million of indefinite-lived intangible assets as of December 31, 2010. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.

The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2010, we had $145.2 million of definite-lived intangible assets.

Decisions relating to our trade names may occur over time as our re-branding strategy is implemented. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.

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

Current economic conditions may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of more expensive capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products, or result in a reduction in elective and non-reimbursed procedures. Governmental austerity policies in Europe and other markets have reduced and may continue to reduce the amount of money available to purchase medical products, including our products.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced a reform of the 510(k) Premarket Notification process that could make it more difficult to obtain clearance for our medical devices, especially for innovative devices. The FDA has proposed changes for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and postmarket data. The FDA is also proposing that an FDA inspection of the manufacturing facility may be required for certain products prior to clearance of the 510(k), which is similar to the requirements of a Class III device. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for rescission of 510(k) applications that have previously been cleared to market. The FDA may also require the more extensive PMA process for certain products.

Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials, including as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party payors require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive and there is no guarantee that the FDA will approve the additional indications for use. There is also no guarantee that the payors will agree to continue reimbursement or provide additional coverage based upon these clinical trials. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.

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

We are also subject to the regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards in order to obtain CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical and clinical documentation and data on the product, which a Notified Body in the EU reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the EU, Canada, Japan, Latin America, countries in the Asia-Pacific region and most other countries outside the United States. The EU has revised the Medical Device Directive (93/42/EC as amended by 2007/47/EC). Compliance with these regulations requires extensive documentation, clinical reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and may require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and may involve lengthy and expensive reviews.

Our products that contain human derived tissue, including those containing demineralized bone matrices, are not medical devices in the EU as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human-derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These EU member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations. In addition, certain EU member states have instituted new requirements for additional testing that may be prohibitive to obtaining approval in those member states.

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

We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified a source of collagen from a country outside the United States that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.

Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the EU has requested that our dural replacement products and other products that are used in neurological tissue be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. Currently, we purchase our tendon from the United States and New Zealand. We received approval in the EU, Japan, Taiwan, China and Argentina for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries.

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

The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank. In addition, some states have their own tissue banking regulations. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland.

In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.

In the EU, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These EU member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.

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

If we fail to obtain a required license or are unable to design our products so as not to infringe on the proprietary rights of others, we may be unable to sell some of our products, and this potential inability could have a material adverse effect on our revenues and profitability.

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

Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 5, “Derivative Instruments.”

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

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•	new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, which is scheduled to be implemented in 2013, and which could have a material adverse effect on our earnings;

•	major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure on our products;

•	recently effected local Medicare coverage determinations will eliminate reimbursement for certain of our matrix wound dressing products in most regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement for these products in other regions and could eliminate reimbursement for other products;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

•	there is economic pressure to contain healthcare costs in domestic and international markets;

•	there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;

•	proposed laws or regulations will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing), will award physician efficiency (known as physician profiling), and will encourage partnership with healthcare service and goods providers to reduce prices;

•	the growing prevalence of physician-owned distributorships catering to the spinal surgery market has reduced and may continue to reduce our ability to compete effectively for business from surgeons who own such distributorships; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in California, Massachusetts, New Jersey, Ohio, Pennsylvania, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France and the United Kingdom, and certain facilities in Ohio and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio and Germany.

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

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant of these are described below.

In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleges that we owed an additional $6.7 million. In January 2011, we received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. We have accrued $3.4 million as our best estimate of the settlement in this matter. The Company believes that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

We also have various product liability claims pending against us for which we currently have accruals totaling $2.1 million recorded in our financial statements. All matters are covered by our insurance policies and we have recorded a corresponding receivable. Therefore, there is no impact on our consolidated statements of operations.

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

Market Information, Holders and Dividends

Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2010		2009
	High	Low	High	Low

Fourth Quarter	$49.85	$38.17	$37.41	$29.69
Third Quarter	$39.93	$33.63	$36.20	$24.77
Second Quarter	$46.73	$36.81	$27.49	$22.15
First Quarter	$44.99	$36.51	$36.00	$18.97

We have not paid any cash dividends on our common stock since our formation. Our credit facility limits the amount of dividends that we may pay. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Amended and Restated Senior Credit Agreement.” Any future determinations to pay cash dividends on the common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, and financial condition and other factors deemed relevant by the Board of Directors.

The number of stockholders of record as of February 21, 2011 was approximately 587, which includes stockholders whose shares were held in nominee name.

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

Issuer Purchases of Equity Securities

On October 30, 2007, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. We purchased 500,000 shares of our common stock under this repurchase program during the three months ended December 31, 2007. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. We did not repurchase any shares of our common stock in 2008 or 2009. Prior to October 2010, we repurchased approximately 858,000 shares of common stock valued at $31.3 million. On October 29, 2010, our Board of Directors terminated the repurchase authorization it adopted in October 2008 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of December 31, 2010, there remained $75.0 million available for share repurchases under this latest authorization. See Note 6, “Treasury Stock,” for further details.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Operating Results:
Total revenues, net	$732,068	$682,487	$654,604	$550,459	$419,297
Costs and expenses(1)	633,374	584,663	607,193	483,171	360,553

Operating income	98,694	97,824	47,411	67,288	58,744
Interest income (expense), net(2)	(18,131)	(22,596)	(27,971)	(23,561)	(10,304)
Other income (expense), net	1,551	(2,076)	(905)	2,971	(2,010)

Income before income taxes	82,114	73,152	18,535	46,698	46,430
Provision for (benefit from) income taxes	16,445	22,197	(9,192)	20,949	18,108

Net income	$65,669	$50,955	$27,727	$25,749	$28,322

Diluted net income per share	$2.17	$1.74	$0.96	$0.86	$0.96
Weighted average common shares outstanding for diluted net income per share	30,149	29,292	28,378	29,373	32,685

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Financial Position:
Cash, cash equivalents	$128,763	$71,891	$183,546	$57,339	$22,697
Total assets	1,017,308	940,102	1,026,014	819,788	613,618
Long-term borrowings under the revolving portion of the senior credit facility(2)	—	160,000	160,000	—	—
Long-term debt(2)	294,842	148,754	299,480	286,742	508
Retained earnings	232,830	167,161	116,206	89,368	65,251
Stockholders’ equity	499,963	444,885	372,309	287,594	301,783

(1)	In 2008, we recorded an in-process research and development charge of $25.2 million in connection with the Integra Spine acquisition and, we also recorded an $18.0 million stock-based compensation charge related to restricted stock units that were vested on the date of grant. In 2009, 2007 and 2006, we recorded similar in-process research and development charges of $0.3 million for the Innovative Spinal Technologies, Inc. acquisition, $4.6 million for the IsoTis, Inc. acquisition, and $5.9 million for the Kinetikos Medical, Inc. acquisition, respectively.

(2)	In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. The net proceeds generated by the notes, after expenses, were $115.9 million. In 2006, we exchanged $119.5 million of these notes for the equivalent amount of new notes. Because the closing price of our stock at the issuance date was higher than the market price trigger of the new notes, the new notes were classified as a current liability. In March 2008, these notes matured and we repaid the principal amount in cash and issued approximately 768,000 shares of our common stock.

In 2007, we issued $165.0 million of 2.75% senior convertible notes due 2010 (the “2010 Notes”) and $165.0 million of 2.375% senior convertible notes due 2012 (the “2012 Notes” and, collectively with the 2010

Notes, the “Notes”). The 2010 Notes were paid off in June 2010 in accordance with their terms. We expect to satisfy any conversion of the 2012 Notes with cash up to their principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of our common stock.

In both 2008 and 2009 we classified $160.0 million of the revolving portion of our senior credit facility borrowings as long-term debt based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. In 2010 we converted $150.0 million of our revolving loan balance to a term loan as part of our amended and restated senior credit facility that is due at various dates through August 2015. At December 31, 2010, we have a total of $248.1 million outstanding on our senior credit facility and $350.0 million available for future borrowings.

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

GENERAL

Integra is a world leader in medical devices focused on limiting uncertainty for surgeons so they can concentrate on providing the best patient care. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, small bone and joint injuries, the repair and reconstruction of soft tissue, and instruments for surgery.

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

In the United States, we have three sales channels. Within the Orthopedics sales channel, we sell through a large direct sales organization, and through specialty distributors focused on their respective surgical specialties. Neurosurgery sells products through directly employed sales representatives. Instruments are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point.

We also market certain products through strategic partners.

Our objective is to continue to build a customer-focused and profitable medical device company by developing or acquiring innovative medical devices and other products to sell through our sales channels. Our strategy entails substantial growth in revenues through both internal means — by launching new and innovative products and selling existing products more intensively — and by acquiring existing businesses or by acquiring or in-licensing already successful product lines.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (derived through acquisitions and products developed internally), (2) gross margins on total revenues, (3) operating margins (which we aim to continually expand as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation, and amortization, and (5) earnings per diluted share of common stock.

We believe that we are particularly effective in the following aspects of our business:

•	Developing, manufacturing and selling regenerative medicine. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23%, 22% and 22% of revenues in the years ended December 31, 2010, 2009 and 2008, respectively.

•	Developing metal implants for bone and joint repair, fixation and fusion. We have significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•	Acquiring and integrating new product lines and complementary businesses. Since 2008, we have acquired and integrated 7 product lines or businesses through a disciplined acquisition program. We emphasize acquiring companies or product lines at reasonable valuations which complement our existing products or can be used to gain more advantage from our broad technology platform in tissue regeneration and metal implants. Our management is experienced at successfully integrating the acquired product lines and businesses.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2010 not directly comparable to those of the corresponding prior-year periods. See Note 3, “Acquisitions,” to the financial statements for a further discussion. Additionally, our implementation of the authoritative guidance for business combinations that became effective on January 1, 2009 significantly changes the accounting for business combinations by (i) requiring that we expense most transaction and restructuring costs as they are incurred, whereas we previously capitalized such costs if certain criteria were met, and (ii) capitalizing the fair value of acquired research and development assets, whereas we previously determined the acquisition-date fair value and then immediately charged the value to expense.

From January 2008 through December 2010, we have acquired the following businesses, assets and product lines:

In September 2010, we acquired certain assets as well as the distribution rights for our extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. For eight years, Culley has been our distributor of these products in Australia. The acquisition provides us with the ability to sell orthopedic products directly to our Australian customers.

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

In August 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition resulted from an auction process that the bankruptcy trustee conducted and that a U.S. Bankruptcy Judge for the District of Massachusetts approved. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and we assumed certain of IST’s patent license agreements and related obligations. The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, the assets and liabilities have been recognized at cost and the acquired in-process research and development was immediately charged to expense.

In December 2008, we acquired Minnesota Scientific, Inc., doing business as Omni-Tract Surgical (“Omni-Tract”), for $6.4 million in cash paid at closing, 310,000 unregistered shares of our common stock valued at $10.7 million (of which 135,000 shares were issued at closing, with the remainder issued in January 2009), and $0.3 million in transaction related costs, subject to certain adjustments. Omni-Tract was a global leader in the development and manufacture of table-mounted retractors and is based in St. Paul, Minnesota. Omni-Tract markets and sells these retractor systems for use in vascular, bariatric, general, urologic, orthopedic, spine, pediatric, and laparoscopic surgery. We integrated Omni-Tract’s product lines into our combined offering of Jarit®, Padgett®, Redmondtm, and Luxtec® lines of surgical instruments and illumination systems sold by the Instruments sales organization.

In October 2008, we acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand (collectively, “Integra Neurosciences Pty Ltd.”) for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. We paid approximately $0.9 million (1.0 million Australian dollars) of this performance obligation in December 2009 and paid an additional $1.0 million (1.0 million Australian dollars) in December 2010. With this acquisition of our long-standing distributor, we have a direct selling presence in Australia and New Zealand.

In August 2008, we acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. We paid approximately $52.0 million for the first year performance obligation in November 2009 and accrued an additional $3.4 million at December 31, 2010 related to a disputed settlement amount. We believe that there are no additional amounts due for the second performance year, which ended on September 30, 2010. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products. With Integra Spine, we acquired a unique and comprehensive portfolio of spinal implant products with a robust technology pipeline, demonstrated product development capacity, an established network of spinal hardware distributors with established access to the orthopedic spine market, and a strong sales management team with extensive experience in the orthopedic spine market.

FACILITY CONSOLIDATION, MANUFACTURING AND DISTRIBUTION TRANSFER ACTIVITIES

As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken many cost-saving initiatives to consolidate manufacturing and distribution facilities and activities, implement a global enterprise resource planning system, eliminate duplicative positions, and realign various sales and marketing activities, and to expand and upgrade production capacity for our regenerative medicine products.

In 2010 we began using third-party manufacturers to provide the light source and fiber-optic cables used in our Luxtec® products and curtailed our own manufacturing in West Boylston, Massachusetts. Additionally, in 2010 we moved a portion of our instruments distribution operations from Hawthorne, New York to York, Pennsylvania.

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

In connection with these restructuring activities, we recorded $0.6 million, $0.4 million and $0.5 million in 2010, 2009 and 2008, respectively, for the estimated costs of employee termination benefits to be provided to the affected employees and related facility exit costs.

While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.

RESULTS OF OPERATIONS

Net income in 2010 was $65.7 million, or $2.17 per diluted share, as compared to $51.0 million, or $1.74 per diluted share in 2009, and $27.7 million, or $0.96 per diluted share in 2008.

Special Charges

Income before taxes includes the following special charges:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

SPECIAL CHARGES
Acquired in-process research and development	$—	$277	$25,240
Stock-based compensation charge from renewal of the Chief Executive Officer’s employment agreement and other related charges	—	—	18,356
Charges related to our Chief Operating Officer’s fully-vested equity and cash signing bonus compensation and other expenses related to his joining the Company	2,188	—	—
Charges associated with discontinued or withdrawn product lines	506	246	1,207
Incremental professional and bank fees related to the possibility of obtaining a waiver under our revolving credit facility	—	350	1,041
Facility consolidation, manufacturing and distribution transfer charges	1,676	768	1,035
Systems implementation charges	3,462	—	—
Certain employee termination and related charges	1,498	674	—
Acquisition-related charges	2,509	5,322	7,013
Litigation settlement (gain) and related charges	—	(253)	437
Charges recorded in connection with terminating defined benefit plans	—	—	372
Intangible asset impairment charges	856	1,519	—
Non-cash amortization of imputed interest as a result of the adoption of the current convertible debt accounting	7,125	9,900	12,471
Charges related to restructuring European entities (1)	1,329	1,876	—
Gain related to early extinguishment of convertible notes	—	(469)	—

Total	$21,149	$20,210	$67,172

(1)	The foreign exchange loss in 2009 of $1.9 million is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2010, 2009 and 2008 includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2010	2009	2008

Cost of product revenues	$3,642	$7,200	$8,779
Research and development	102	570	25,240
Selling, general and administrative	9,424	1,236	20,682
Intangible asset amortization	856	—	—
Interest expense	7,125	10,050	12,471
Other income (expense), net	—	1,154	—

Total	$21,149	$20,210	$67,172

We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives established by management, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and their valuation of Integra.

Special charges are typically defined as charges for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. Beginning in 2010, we are investing significant resources in the global implementation of a single enterprise resource planning system. A substantial portion of those costs will be capitalized; however, a portion of those costs will be recorded as operating expenses.

Total Revenues and Gross Margin

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Orthopedics	$290,050	$262,170	$217,953
Neurosurgery	275,046	256,544	256,869
Instruments	166,972	163,773	179,782

Total revenues	732,068	682,487	654,604
Cost of product revenues	268,188	244,918	252,826

Gross margin	$463,880	$437,569	$401,778

Gross margin as a percentage of revenues	63.4%	64.1%	61.3%

For the year ended December 31, 2010, total revenues increased by $49.6 million or 7%, to $732.1 million from $682.5 million during the prior-year. Domestic revenues increased by 8% to $561.2 million and were 77% of total revenues for the year ended December 31, 2010. International revenues increased $7.5 million to $170.8 million, an increase of 5% compared to 2009. Foreign exchange fluctuations, arising primarily from a weaker euro and a stronger Australian dollar compared to the U.S. dollar than in 2009, accounted for a net $0.7 million decrease in revenues for the year ended December 31, 2010.

Orthopedics revenues were $290.1 million, an increase of 11% over the prior-year period. Our extremities reconstruction products led the dollar growth in this category followed by our private-label products. Most of the increase in extremities products came from sales of regenerative medicine products for skin and wound repair and from metal implants from the forefoot, mid- and hindfoot. Sales of metal spinal implants were up only slightly compared to 2009. The growth in the spinal hardware market has slowed dramatically in the past year, and we are facing new competition, particularly from physician-owned distributorships.

Neurosurgery revenues were $275.0 million, an increase of 7% over the prior year period. Sales of ultrasonic tissue ablation products led the growth in neurosurgery, followed by stereotaxy and cranial stabilization systems as capital spending at hospitals improved over 2009. Sales of implants, including duraplasty products and shunts, grew more slowly than the capital equipment products.

Instruments revenues were $167.0 million, an increase of 2% over the prior year period. This growth principally came from increases in hospital-based instrument sales and surgical lighting systems. Sales to physician, dental, and veterinary offices lagged.

In 2009, total revenues increased $27.9 million, or 4%, over 2008 to $682.5 million. Sales of products acquired since the beginning of 2008 comprised approximately $39.8 million of this increase, and changes in foreign currency exchange rates had a $7.6 million unfavorable effect on 2009 revenues. Orthopedics revenues increased $44.2 million to $262.1 million, or 20%. Sales of our spine implants from our August 2008 Integra Spine acquisition provided most of the year-over-year growth as sales of extremity reconstruction products for skin/wound, mid/hindfoot, and upper extremity applications, and orthobiologics products grew within our expectations. Neurosurgery revenues decreased $0.3 million, or less than 1%, to $256.5 million. Reduced capital spending by hospitals negatively affected sales of our image-guided surgery and stereotactic radio surgery systems and neuro monitoring equipment. This was offset by increased revenues from implants, particularly our DuraGen® family of products. Instruments revenues decreased $16.0 million, or 9%, to $163.8 million. We continued to eliminate distributed lines, and discontinued our OEM surgical lighting business. Sales of hospital-based instruments increased as a result of the acquisition of Omni-Tract in December 2008, but all other lines were down.

With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.

Gross margin as a percentage of revenues was 63.4% in 2010, 64.1% in 2009 and 61.3% in 2008. The decrease in gross margin percentage from 2009 to 2010 results from higher overall production costs and engineering expenses associated with manufacturing improvement projects, which offset an improvement in the mix of sales toward higher margin products. The increase from 2008 to 2009 results from a higher proportion of product sales coming from higher margin implants, particularly products for spine and extremity reconstruction, in combination with reduced sales of lower margin instruments, distributed and capital products in 2009. Cost of product revenues in 2010, 2009 and 2008, respectively, included $1.8 million, $4.6 million and $6.7 million in fair value inventory purchase accounting adjustments recorded in connection with acquisitions. The following charges also negatively affected our gross margin: in 2010, $1.9 million related to manufacturing transitions and severance, in 2009, $0.9 million technology-related intangible asset impairments; and in 2008, $1.2 million associated with discontinued or withdrawn product lines. In 2010, 2009 and 2008, respectively, cost of product revenues included $5.9 million, $6.6 million and $4.8 million of intangible asset amortization for technology-based intangible assets.

In 2011, we expect our consolidated gross margin to increase because we expect (i) to improve the efficiency of our manufacturing operations resulting in better yields and lower costs, and to a lesser extent, (ii) sales of our higher gross margin metal and biomaterial implant products, particularly those from our orthopedic lines, to continue to increase as a proportion of total revenues. We expect to invest a portion of the gross margin improvements in capital and operating expenses related to a significant increase in regenerative medicine production capacity in 2011 and 2012.

Future gross margin improvements in our business are expected to be generated by the implementation of programs to reduce costs at our manufacturing plants, more efficient management of our inventory and from changes in the sales mix.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2010	2009	2008

Research and development	6.6%	6.4%	9.2%
Selling, general and administrative	41.7%	41.1%	42.9%
Intangible asset amortization	1.6%	2.1%	2.0%

RESEARCH AND DEVELOPMENT.  Research and development expenses increased to $48.1 million in 2010, compared to $44.3 million in 2009, which decreased from $60.5 million in 2008. Research and development expenses in 2009 and 2008, respectively, included $0.3 million and $25.2 million of in-process research and development charges related to the IST and Integra Spine acquisitions, respectively. There were no in-process research and development charges incurred during 2010. The increased research and development expense in 2010 resulted primarily from additional headcount in product development personnel. Excluding the in-process research and development charges, the net increase of $8.7 million in 2009 arose largely from the full-year effect of the acquisitions of Integra Spine and Omni-Tract, with the balance of the increase related to increased head count and project expenditures focused on orthopedic product development and other regulatory activities.

The Integra Spine in-process research and development charge was primarily comprised $20.2 million related to eDisc products and $4.7 million related to spinal fixation implants. The Company has suspended the development of the eDisc products and is considering other opportunities for the technology. Of the 13 implant systems that were in development at the time of the acquisition, 12 were successfully launched and one was discontinued. These changes in plans will not have a significant impact on the Company’s overall financial condition.

We continuously monitor our research and development projects. We believe that the assumptions used in the valuation of acquired development projects represent a reasonably reliable estimate of the future benefits attributable to the acquired in-process research and development.

Excluding acquisition-related and other special charges, we target future spending on research and development to be about 6.5% to 7% of total revenues. In order to focus our research and development on high growth, high margin products, we are concentrating most of our planned spending for 2011 on product development efforts for our spine, neurosurgery and extremity reconstruction product lines. We do not generally invest in product development for the majority of our hand-held surgical instruments.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expenses in the year ended December 31, 2010 increased by $24.0 million to $305.1 million compared to $281.1 million in 2009. Selling expenses increased by $9.2 million primarily because of an increase in revenues and the corresponding commission costs. General and administrative costs increased $11.6 million to $132.2 million compared to $120.5 million in the same period last year resulting from increases in compensation, due in part to increases in headcount for our enterprise resource planning system implementation, and also the impact of $2.2 million of signing bonus and other expenses related to the hiring of the new President and Chief Operating Officer. In 2009, selling, general and administrative expenses as a percentage of revenue decreased two percentage points to 41%. The $0.1 million increase in 2009 to $281.1 million reflects an $18.0 million stock-based compensation charge recorded in connection with the renewal of our chief executive officer’s employment agreement in 2008. Excluding the effect of the compensation charge, our selling, general and administrative expenses increased $18.1 million in 2009 primarily from a full year of our Integra Spine, Omni-Tract and Integra Neurosciences Pty Ltd. acquisitions, which accounted for an increase of $19.2 million. Integra Spine, in particular, has substantially higher selling expense as a percentage of revenue than most of our product lines.

For 2010, 2009 and 2008, respectively, we reported $16.7 million (inclusive of a stock-compensation charge of $1.5 million relating to grants made in connection with the hiring of our new President and Chief Operating Officer), $15.0 million and $31.7 million (inclusive of a stock-compensation charge of $18.0 million relating to grants made in connection with the renewal of our CEO’s employment agreement), of stock-based compensation charges in selling, general and administrative expenses.

For 2011, we expect general and administrative expenses to be flat; however, we expect to grow the sales team, resulting in similar overall costs as a percentage of revenue. We also expect to incur significant costs related to upgrading our enterprise resource planning system, which will be characterized as special charges. Excluding all special charges, we target future selling, general and administrative expenses at between 40% and 42% of revenues.

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

INTANGIBLE ASSET AMORTIZATION.  In 2010, amortization expense (excluding amount reported in cost of product revenues for technology-based intangible assets) decreased by $2.3 million to $12.0 million compared to $14.4 million in 2009. The decrease resulted mainly from the completion of the amortization period for certain intangible assets and impairments recorded in 2009, partially offset by $0.8 million for impairment of several trade names in connection with our re-branding strategy in 2010. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As this re-branding strategy and product profitability assessment evolves, we may make further decisions about our trade names and our product lines and incur additional impairment charges or accelerate amortization on certain trade names or technology-related intangible assets. In 2009, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased $1.5 million to $14.4 million, resulting from amortization on intangible assets acquired through our business acquisitions and $0.6 million of impairment charges recorded against certain tradename intangible assets.

Including the impact of intangible assets acquired in 2010, we expect total annual amortization expense (including amounts reported in cost of product revenues) to be approximately $16.9 million in 2011, $16.6 million in 2012, $13.9 million in 2013, $12.9 million in 2014, and $11.4 million in 2015.

Non-Operating Income and Expenses

We recorded interest income on our invested cash of $0.2 million, $0.6 million and $2.1 million in 2010, 2009 and 2008, respectively. Interest income decreased in 2010 and 2009 because of lower yields on invested cash and cash equivalents and lower average cash balances.

Interest expense was $18.4 million, $23.2 million and $30.1 million in 2010, 2009 and 2008, respectively, in connection with our convertible notes and credit facility. The expense was primarily associated with the principal amount of the outstanding 2010 Notes, the 2012 Notes, the 2008 Notes and interest and fees related to our $600.0 million senior secured credit facility. Interest expense included in these amounts from the non-cash amortization of imputed interest as a result of the adoption of the current convertible debt accounting was $7.1 million, $9.9 million $12.5 million, respectively.

The interest expense decreased in 2010 primarily because of repurchases of our 2010 Notes throughout 2009 and their settlement in June 2010, and our non-cash interest expense decreased for the same reason. These decreases were partially offset by a higher interest rate paid on borrowings from our amended and restated senior credit facility beginning in August 2010.

The interest expense in connection with the Notes decreased in 2009 due to the reduced principal amount of our 2010 Notes during the year, from $165.0 million at December 31, 2008, to $77.9 million at December 31, 2009. Non-cash amortization of imputed interest related to the adoption of the current convertible debt accounting decreased for the same reason. Interest expense to be paid on our credit facility decreased primarily as a result of lower interest rates in existence in 2009 relative to 2008 as well as to a decrease in the balance on the facility, from $260.0 million at December 31, 2008 to $160.0 million at December 31, 2009.

Our reported interest expense for the years ended December 31, 2010, 2009 and 2008 included $1.6 million, $1.8 million and $2.4 million, respectively, of non-cash amortization of debt issuance costs.

In 2010, net other income was $1.6 million consisting primarily of foreign exchange gains of $1.1 million, and other gains of $0.5 million. In 2009 net other expense was $2.1 million, consisting primarily of foreign exchange losses of $3.4 million, partially offset by net gains on the repurchase of our 2010 Notes of $0.5 million, and other items of $0.8 million.

Income Taxes

Our effective income tax rate was 20.0%, 30.3% and (49.6)% of income before income taxes in 2010, 2009 and 2008, respectively. See Note 10, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States Federal statutory rate to our effective tax rate. In 2010, we recorded a tax benefit of $4.5 million related to the settlement of several uncertain tax positions and a benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “TRUJ Act”). Since the TRUJ Act was passed during the fourth quarter of 2010, the tax impact for the entire year was recorded at that time. We expect the TRUJ Act to have a positive impact on our effective tax rate through the end of 2011. In 2008, we recorded a tax benefit of $10.0 million associated with the restructuring of our German operations. The decrease in 2008 was also attributable to the additional deferral of income earned in low tax jurisdictions. Without these tax benefits, our effective income tax rates for 2008 would have been similar to 2009.

Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for 2011 to be between 20% and 21%.

The net increase in our deferred tax asset valuation allowance was $0.5 million in 2010 and $0.1 million in 2009. Our deferred tax asset valuation allowance decreased by $5.0 million in 2008.

A valuation allowance of $36.6 million is recorded against the remaining $112.9 million of gross deferred tax assets recorded at December 31, 2010. This valuation allowance relates to deferred tax assets for certain expenses which will be deductible for tax purposes in very limited circumstances and for which we believe it is unlikely that we will recognize the associated tax benefit. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made.

At December 31, 2010 we had net operating loss carryforwards of $9.4 million for federal income tax purposes, $135.6 million for foreign income tax purposes and $35.1 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $46.0 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $89.7 million having an indefinite carry forward period. The state net operating loss carry forwards expire through 2029.

At December 31, 2010, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

INTERNATIONAL REVENUES AND OPERATIONS

Revenues by major geographic area are summarized below:

	For Years Ended December 31
	2010	2009	2008

United States	$561,240	$519,203	$494,459
Europe	89,381	93,414	98,848
Asia Pacific	40,584	32,788	28,509
Other Foreign	40,863	37,082	32,788

Consolidated	$732,068	$682,487	$654,604

In 2010, revenues from customers outside the United States totaled $170.8 million or 23% of consolidated revenues, of which approximately 52% were sales to European customers. Revenues from customers outside the United States included $125.8 million of revenues generated in foreign currencies.

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

Generally, more than 75% of our revenues are from customers within the United States. Over the past several years, revenues from our European customers have been trending down largely due to the continuing impact that austerity measures put in place by various EU governments have had on healthcare spending. This trend has been offset by increases in sales to our foreign customers in Asia, Australia, Canada and South America as we continue to expand our sales efforts in these areas.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2010	2009
	(In millions)

Cash and cash equivalents	$128.8	$71.9
Borrowings under senior credit facility	(248.1)	(160.0)
Convertible securities	(155.2)	(225.5)

Net cash position	$(274.5)	$(313.6)

The increase in our net cash position at December 31, 2010 primarily results from cash flows from operations of $105.6 million, offset by $37.1 million of capital expenditures and $31.3 million of stock repurchases. We believe that our existing cash, future cash expected to be generated from operations, and our remaining $350.0 million of borrowing capacity under our senior secured revolving credit facility, if needed, will satisfy our foreseeable working capital, debt repayment, capital expenditure requirements and potential earn-out payments for at least the next twelve months.

Our non-U.S. subsidiaries hold approximately $97.7 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.

Cash Flows

We generated positive operating cash flows of $105.6 million, $143.2 million and $72.6 million in 2010, 2009 and 2008, respectively. Net income for the year ended December 31, 2010, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $131.2 million. Additionally, we paid $6.6 million in accreted interest related to the repurchase of our 2010 Notes at their maturity. In 2010, the net impact of working capital items on operating cash flows was a decrease of $11.3 million. Increases in both accounts receivable and inventory resulted in a use of cash; however, those increases were due to overall higher sales, and accounts receivable was lower as a percentage of sales compared to 2009. Additionally, increases in our prepaid expenses and other current assets used $6.5 million of cash. These uses of cash were offset primarily by increases in accounts payable and accrued expenses. The change in other liabilities is due in part to $4.5 million in reversals of income tax reserves for audits that were concluded during the year. In 2009, changes in working capital items increased operating cash flows by $30.5 million. In 2009, the reduction in the balance of refundable income taxes provided $11.3 million, improvements in our accounts receivable provided $9.8 million, and reductions in inventory provided another $9.4 million of operating cash flows. In 2008, net income included non-cash charges of $25.2 million and $32.6 million relating to in-process research and development and stock-based compensation, respectively. In 2008, changes in working capital items reduced operating cash flows by $26.4 million. The 2008 reduction of inventory provided $10.8 million of operating cash flows, which was offset by the payment of income taxes which used $41.2 million and the reduction of other operating liabilities, including those acquired through acquisitions, used $17.3 million.

In 2011, we anticipate our principal uses of cash to include $100.0 million in repayments under the revolving portion of our credit facility, and between $40 million and $50 million on capital expenditures. Our planned capital spending is expected to increase primarily due to expansion of regenerative medicine manufacturing capacity, upgrades to our enterprise resource planning system, and additions to our instrument kits used in sales of orthopedic products.

Our principal uses of funds for the year ended December 31, 2010 were $37.1 million in capital expenditures, $31.3 million in repurchases of our common stock, $5.2 million for acquisitions of businesses, and $6.8 million in debt issuance costs. In addition to the $105.6 million in operating cash flows we generated in 2010, our net outstanding borrowings increased by $16.8 million, and we received $16.1 million from the issuance of common stock through the exercise of stock options during the period.

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

Working Capital

At December 31, 2010 and 2009, working capital was $244.8 million and $208.6 million, respectively. While we do have increases in accounts receivable, inventory and prepaid expenses and other current assets, most of the $36.2 million increase in working capital is due to increased cash balances offset by an increase in borrowings classified as short-term.

Convertible Debt and Related Hedging Activities

We paid interest each June 1 and December 1 on our $77.9 million 2010 Notes at an annual rate of 2.75% and we repaid the 2010 Notes in full during June 2010 in accordance with the agreement. We also pay interest each June 1 and December 1 on our $165.0 million 2012 Notes at an annual rate of 2.375%.

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

The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments substantially similar to those in the 2012 Notes. The initial strike price of the warrant transactions is (i) for the 2010 Notes, approximately $77.96 per share of Common Stock which expired at various dates through January 2011, and (ii) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.

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

See Note 4, “Debt,” of our consolidated financial statements for additional information.

Amended and Restated Senior Credit Agreement

In December 2005, we established a $200.0 million, five-year, senior secured revolving credit facility. We amended the credit facility in February 2007 to increase the size of the credit facility to $300.0 million, which could be increased to $400.0 million should additional financing be required in the future. During 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Senior Credit Facility increased the size of the Company’s prior revolving credit facility from $300.0 million to $450.0 million, provided for a $150.0 million term loan component and allowed the Company to further increase the size of either the term loan or the revolving credit facility, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility extended the prior revolving credit facility’s maturity date from December 21, 2011 to August 10, 2015 and increased the applicable rates used for borrowings and the annual commitment fee. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets.

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

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. In 2008, we borrowed an aggregate of $260.0 million against our revolving credit facility, including $120.0 million borrowed in March 2008 to finance the pay down of our 2008 Notes upon their conversion or maturity, $80.0 million borrowed in July 2008 to fund the acquisition of Integra Spine and for other general corporate purposes, and $60.0 million borrowed in October 2008 for general corporate purposes. In June and August 2009, we repaid $60.0 million and $40.0 million, respectively, of our outstanding borrowings. Prior to amending the Senior Credit Facility in 2010, we borrowed $75.0 million under the revolving credit facility in connection with the maturity of our 2010 Notes (defined above) and also repaid $15.0 million of outstanding borrowings. Subsequent to the amendment, we borrowed an additional $30.0 million in October 2010 to repay certain intercompany loans and made the scheduled repayments under our term loan. As a result, we have $248.1 million outstanding under our Senior Credit Facility at December 31, 2010.

Share Repurchase Plans

In October 2007, our Board of Directors adopted a program that authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. On October 30, 2008, our Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. We did not repurchase any shares of our common stock in 2008 or 2009 under either of these programs. Prior to October 2010, the Company repurchased approximately 858,000 shares for $31.3 million. On October 29, 2010, our Board of Directors terminated the repurchase authorization it adopted in October 2008 and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options and stock awards. As of December 31, 2010, there remained $75.0 million available for share repurchases under this latest authorization.

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

Contractual Obligations and Commitments

As of December 31, 2010, we were obligated to pay the following amounts under various agreements:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Convertible Securities(1)	$165.0	$—	$165.0	$—	$—
Revolving Credit Facility(2)	100.0	100.0	—	—	—
Term Loan	148.1	8.4	27.2	112.5	—
Interest(3)	16.2	7.6	8.6	—	—
Employment Agreements(4)	3.6	1.9	1.7	—	—
Operating Leases	38.4	8.2	14.2	9.3	6.7
Purchase Obligations	12.7	12.2	0.5	—	—
Other	1.5	1.5	—	—	—

Total	$485.5	$139.8	$217.2	$121.8	$6.7

(1)	The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 4, “Debt,” of our consolidated financial statements for additional information.

(2)	The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be current based on its current intent and ability to repay the borrowing within the next twelve-month period.

(3)	Interest is calculated on the convertible securities and term loan based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $7.6 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development, amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and in-process research and development charges and test goodwill and intangible assets for impairment, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, computation of valuation allowances recorded against deferred tax assets valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

We record a provision for estimated sales returns and allowances on revenues in the same period as the related revenues are recorded. We base these estimates on historical sales returns and allowances and other known factors. If actual returns or allowances differ from our estimates and the related provisions for sales returns and allowances, we may change the sales returns and allowances provision in the future through an increase or decrease in revenues.

Inventories

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost (determined by the first-in, first-out method) or market. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections, or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of product revenues in the period the revision is made.

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

We review goodwill, identifiable intangible assets with indefinite lives and in-process research and development (acquired as part of a business combination after January 1, 2009) for impairment annually, and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.

Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.

Our definite-lived assets are reviewed for impairment and to ensure their useful lives are appropriate whenever events or changes indicate that the carrying value of the assets may not be recoverable.

Derivatives

We develop, manufacture, and sell medical devices globally. Our earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. We have not entered into derivative transactions for speculative purposes and all of our derivatives are designated as hedges.

All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2010, observable inputs are available for substantially the full term of our derivative instruments.

Income Taxes

Since we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among locations with varying tax rates. Changes in the tax rates of the various jurisdictions in which we operate affect our profits. In addition, we maintain a reserve for uncertain tax benefits, changes to which could impact our effective tax rate in the period such changes are made.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.

We believe we have identified all reasonably identifiable exposures and the reserve we have established for identifiable exposures is appropriate under the circumstances; however, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves.

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes, and also the temporary differences created by the tax effects of capital loss, net operating loss and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. We could recognize no benefit from our deferred tax assets or we could recognize some or all of the future benefit depending on the amount and timing of taxable income we generate in the future.

Our policy is to provide income taxes on earnings of certain foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted.

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

Foreign Currency Exchange and Other Rate Risks

We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, from time to time we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in other income or expense when the hedged item affects net earnings.

From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for liabilities denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. There were no foreign currency forward contracts outstanding at December 31, 2010.

We maintain written policies and procedures governing our risk management activities. With respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.

The results of operations for the periods discussed herein have not been materially affected by inflation.

Interest Rate Risk

Cash and Cash Equivalents.  We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2010 would increase interest income by approximately $1.3 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility.  Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that will begin to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument will fix the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $148.1 million outstanding as of December 31, 2010. We recognized no additional interest expense related to this derivative during 2010. We recorded a $0.3 million liability at December 31, 2010 to recognize the fair value of our interest rate derivative instrument.

Based on our outstanding borrowings at December 31, 2010, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of our debt by $2.5 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Information on quarterly results of operations is set forth in our financial statements under Note 14, “Selected Quarterly Information — Unaudited,” to the Consolidated Financial Statements.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide such reasonable assurance.

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

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

INCORPORATION BY REFERENCE

The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2011, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3.2(a)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
3.2(b)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)
4.1	Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2	Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4.3(f)	Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)
4.4	Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5	Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.6	Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7	Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
4.8	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.13	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)
10.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2	Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.2(a)	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.3	Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4	1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*
10.5	1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6	1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7	1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*
10.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9	2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10	2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.11(a)	Integra LifeSciences Holdings Corporation Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*
10.11(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.11(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.12(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.12(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.13	Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.15(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.15(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.15(e)	Amendment 2010-1, dated as of October 12, 2010, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 12, 2010)*
10.16(a)	Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Inception Surgical,(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.17	Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010*
10.17(a)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011*+
10.18	Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*
10.19	Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.20(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.21	Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.22	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.23	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.24(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.24(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.25	Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.26(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.26(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.26(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.27	Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.28(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.28(b)	New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig*+
10.29	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.30	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.31	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.32	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.34	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.35(a)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10.35(b)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*
10.36(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*
10.36(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*
10.36(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.37(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*
10.37(b)	New Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
10.37(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*
10.37(d)	Form of Restricted Stock Agreement for Messrs. Carlozzi and Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.37(e)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.37(f)	Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.37(g)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.37(h)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.38	Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10.39	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40	Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.41(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10.41(b)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.42	Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.43	Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10.44(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.44(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10.44(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.45	Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*
10.46	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.47	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.48	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.50	Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*
10.51	Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)
10.52	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53	Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.54	Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.55(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.55(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
21	Subsidiaries of the Company+
23	Consent of Pricewaterhouse Coopers LLP+
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document+#
101.SCH	XBRL Taxonomy Extension Schema Document+#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS
CORPORATION

By:	/s/ Stuart M. Essig
Stuart M. Essig
Chief Executive Officer

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Stuart M. Essig Stuart M. Essig	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011

/s/ John B. Henneman, III John B. Henneman, III	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ Jerry E. Corbin Jerry E. Corbin	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2011

/s/ Richard E. Caruso, Ph.D. Richard E. Caruso, Ph.D.	Chairman of the Board	February 23, 2011

/s/ Thomas J. Baltimore, Jr. Thomas J. Baltimore, Jr.	Director	February 23, 2011

/s/ Keith Bradley, Ph.D. Keith Bradley, Ph.D.	Director	February 23, 2011

/s/ Neal Moszkowski Neal Moszkowski	Director	February 23, 2011

/s/ Raymond G. Murphy Raymond G. Murphy	Director	February 23, 2011

/s/ Christian Schade Christian Schade	Director	February 23, 2011

/s/ James M. Sullivan James M. Sullivan	Director	February 23, 2011

/s/ Anne M. VanLent Anne M. VanLent	Director	February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 23, 2011

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Total revenue, net	$732,068	$682,487	$654,604

Costs and Expenses:
Cost of product revenues	268,188	244,918	252,826
Research and development	48,114	44,280	60,495
Selling, general and administrative	305,055	281,102	280,997
Intangible asset amortization	12,017	14,363	12,875

Total costs and expenses	633,374	584,663	607,193

Operating income	98,694	97,824	47,411
Interest income	225	631	2,114
Interest expense	(18,356)	(23,227)	(30,085)
Other income (expense), net	1,551	(2,076)	(905)

Income before income taxes	82,114	73,152	18,535
Provision for (benefit from) income taxes	16,445	22,197	(9,192)

Net income	$65,669	$50,955	$27,727

Basic net income per common share	$2.21	$1.75	$0.98
Diluted net income per common share	$2.17	$1.74	$0.96
Weighted average common shares outstanding (See Note 11):
Basic	29,548	29,038	27,781
Diluted	30,149	29,292	28,378

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$128,763	$71,891
Trade accounts receivable, net of allowances of $7,322 and $11,216	106,005	103,228
Inventories, net	146,928	140,240
Deferred tax assets	35,284	29,972
Prepaid expenses and other current assets	27,869	20,032

Total current assets	444,849	365,363
Property, plant, and equipment, net	99,456	83,526
Intangible assets, net	194,904	211,117
Goodwill	261,928	261,941
Deferred tax assets	7,894	15,841
Other assets	8,277	2,314

Total assets	$1,017,308	$940,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$108,438	$—
Convertible securities	—	76,760
Accounts payable, trade	27,783	24,598
Deferred revenue	4,444	4,077
Accrued compensation	27,562	23,227
Accrued expenses and other current liabilities	31,805	28,068

Total current liabilities	200,032	156,730
Long-term borrowings under senior credit facility	139,688	160,000
Long-term convertible securities	155,154	148,754
Deferred tax liabilities	10,645	9,319
Other liabilities	11,826	20,414

Total liabilities	517,345	495,217

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 35,745 and 34,958 issued	359	350
Additional paid-in capital	552,227	520,849
Treasury stock, at cost; 7,212 and 6,354 shares	(283,658)	(252,380)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(870)	9,746
Pension liability adjustment, net of tax	(771)	(860)
Unrealized (loss) gain on derivatives, net of tax	(154)	19
Retained earnings	232,830	167,161

Total stockholders’ equity	499,963	444,885

Total liabilities and stockholders’ equity	$1,017,308	$940,102

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

OPERATING ACTIVITIES:
Net income	$65,669	$50,955	$27,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,172	39,688	30,717
In-process research and development	—	277	25,240
Deferred income tax provision (benefit)	4,128	548	(33,542)
Share-based compensation	17,209	15,580	32,635
Amortization of debt issuance costs	1,490	2,400	2,431
Non-cash interest expense	7,125	9,899	12,471
Payment of accreted interest	(6,599)	(5,391)	—
Gain on convertible note repurchases	—	(480)	—
Excess tax benefits from stock-based compensation arrangements	(3,580)	(20)	(1,590)
Other, net	(3)	—	18
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(3,783)	9,808	(4,710)
Inventories	(7,374)	9,405	10,823
Prepaid expenses and other current assets	(6,452)	(4,314)	3,974
Refundable income taxes	—	11,343	(18,821)
Other non-current assets	(179)	411	(102)
Accounts payable, accrued expenses and other current liabilities	6,736	4,550	(17,258)
Deferred revenue	(457)	(289)	(372)
Other liabilities	(7,531)	(1,135)	2,949

Net cash provided by operating activities	105,571	143,235	72,590

INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(5,178)	(60,783)	(86,874)
Purchases of property and equipment	(37,138)	(25,238)	(13,401)
Purchases of intangible assets	—	(2,331)	—

Net cash used in investing activities	(42,316)	(88,352)	(100,275)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	105,000	—	260,000
Repayments under senior credit facility	(16,875)	(100,000)	—
Repurchase of liability component of convertible notes	(71,351)	(78,005)	(119,558)
Debt issuance costs	(6,796)	—	—
Purchases of treasury stock	(31,278)	—	—
Proceeds from exercised stock options	16,146	6,643	11,504
Excess tax benefits from stock-based compensation arrangements	3,580	20	1,590

Net cash (used in) provided by financing activities	(1,574)	(171,342)	153,536

Effect of exchange rate changes on cash and cash equivalents	(4,809)	4,804	356

Net increase (decrease) in cash and cash equivalents	56,872	(111,655)	126,207
Cash and cash equivalents at beginning of period	71,891	183,546	57,339

Cash and cash equivalents at end of period	$128,763	$71,891	$183,546

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common		Treasury		Additional	Comprehensive
	Stock		Stock		Paid-In	Income	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Equity
	(In thousands)

Balance, December 31, 2007	32,252	$323	(6,354)	$(252,380)	$431,238	$19,045	$89,368	$287,594

Non-employee stock compensation expense	—	—	—	—	1,095	—	(889)	206
Net income	—	—	—	—	—	—	27,727	27,727
Foreign currency translation	—	—	—	—	—	(13,454)	—	(13,454)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(236)	—	(236)

Total comprehensive income								$14,243

Release of valuation allowance on deferred tax asset related to convertible notes	—	—	—	—	2,144	—	—	2,144
Issuance of common stock through employee benefit plans	1,022	11	—	—	11,442	—	—	11,453
Issuance of common stock for convertible note settlement	768	8	—	—	396	—	—	404
Recapture of deferred tax for convertible debt	—	—	—	—	11,453	—	—	11,453
Tax benefit related to stock option exercises and issuance of restricted stock	—	—	—	—	1,813	—	—	1,813
Share-based compensation	—	—	—	—	32,496	—	—	32,496
Issuance and commitment of common stock for acquisition	310	2	—	—	10,707	—	—	10,709

Balance, December 31, 2008	34,352	$344	(6,354)	$(252,380)	$502,784	$5,355	$116,206	$372,309

Net income	—	—	—	—	—	—	50,955	50,955
Foreign currency translation	—	—	—	—	—	3,432	—	3,432
Minimum pension liability adjustment, net of tax	—	—	—	—	—	99	—	99
Unrealized gain on derivatives, net of tax	—	—	—	—	—	19	—	19

Total comprehensive income								$54,505

Issuance of common stock through employee benefit plans	606	6	—	—	3,145	—	—	3,151
Share-based compensation	—	—	—	—	14,938	—	—	14,938
Repurchase of equity component of convertible debt	—	—	—	—	(18)	—	—	(18)

Balance, December 31, 2009	34,958	$350	(6,354)	$(252,380)	$520,849	$8,905	$167,161	$444,885
Net Income	—	—	—	—	—	—	65,669	65,669
Foreign currency translation	—	—	—	—	—	(10,616)	—	(10,616)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	89	—	89
Unrealized gain on derivatives, net of tax	—	—	—	—	—	(173)	—	(173)

Total comprehensive income								$54,969

Issuance of common stock through employee benefit plans	787	9	—	—	10,609	—	—	10,618
Share-based compensation	—	—	—	—	20,769	—	—	20,769
Repurchase of common stock	—	—	(858)	(31,278)	—	—	—	(31,278)

Balance, December 31, 2010	35,745	$359	(7,212)	$(283,658)	$552,227	$(1,795)	$232,830	$499,963

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Integra LifeSciences Holdings Corporation (the “Company”) was incorporated in Delaware in 1989. The Company, a world leader in medical devices, is dedicated to limiting uncertainty for surgeons through the development, manufacturing, and marketing of cost-effective surgical implants and medical instruments. Its products are used primarily in neurosurgery, extremity reconstruction, orthopedics and general surgery.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Finished goods	$87,508	$86,080
Work in process	31,536	26,852
Raw materials	27,884	27,308

Total inventories, net	$146,928	$140,240

At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analyses of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2010 or 2009.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2010	2009	Lives
	(In thousands)

Land	$2,726	$2,803
Buildings and building improvements	6,964	6,709	5-40 years
Leasehold improvements	38,102	35,335	1-20 years
Machinery and equipment	96,692	81,572	2-15 years
Furniture, fixtures and information systems	45,406	42,526	1-15 years
Construction in progress	20,137	5,039

Total	210,027	173,984
Less: Accumulated depreciation	(110,571)	(90,458)

Property, plant and equipment, net	$99,456	$83,526

Depreciation expense associated with property, plant and equipment was $21.3 million, $18.8 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Changes in the carrying amount of goodwill in 2010 and 2009 were as follows:

	2010	2009
	(In thousands)

Goodwill	$261,941	$212,094
Accumulated impairment losses	—	—

Goodwill, beginning of year	261,941	212,094
Integra Spine acquisition, earnout payment and working capital adjustment	3,400	49,796
Welch Allyn, Inc. acquisition	601	—
Minnesota Scientific acquisition and working capital adjustment	—	101
Canada Microsurgical earnout payment adjustments	—	645
Integra Neurosciences Pty Ltd. earnout payment and working capital adjustments	1,016	130
Foreign currency translation and other	(5,030)	(825)

Goodwill, end of year	$261,928	$261,941

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted	December 31, 2010			December 31, 2009
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,261	$(28,062)	$41,199	$69,632	$(22,526)	$47,106
Customer relationships	12 years	99,290	(45,505)	53,785	97,922	(36,724)	61,198
Trademarks/brand names	35 years	33,448	(8,467)	24,981	35,741	(8,692)	27,049
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Supplier relationships	30 years	29,300	(4,525)	24,775	29,300	(3,647)	25,653
All other(1)	15 years	8,440	(7,660)	780	8,197	(7,470)	727

		$289,123	$(94,219)	$194,904	$290,176	$(79,059)	$211,117

(1)	All other includes $0.3 million of in-process research and development at December 31, 2010, which is indefinite lived.

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $17.9 million, $21.0 million and $17.6 million, respectively. Annual amortization expense is expected to approximate $16.9 million in 2011, $16.6 million in 2012, $13.9 million in 2013, $12.9 million in 2014 and $11.4 million in 2015. Amortization of product technology-based intangible assets, which totaled $5.9 million, $6.6 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, is presented by the Company within cost of product revenues.

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

INTEGRA FOUNDATION

The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $0.7 million, $0.6 million and $1.1 million to the Integra Foundation during the years ended December 31, 2010, 2009 and 2008, respectively. These contributions were recorded in selling, general, and administrative expense.

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

All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account: expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company utilizes a discounted cash flow model to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments. The Company classifies hedges in the same category as the item being hedged for cash flow presentation purposes.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. Reserves are established for positions that don’t meet this recognition threshold. The reserve is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. These reserves are classified as either current or long-term liabilities in the consolidated balance sheet of the Company based on when the company expects each of the items to be settled. The Company

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also records interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.

While the Company believes it has identified all reasonably identifiable exposures and the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserve.

The Company’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, and it intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. Where it has become apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, tax consequences are considered.

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

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $9.6 million, $8.3 million and $7.7 million were recorded in selling, general and administrative expense during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Accrued warranty expense consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Beginning balance	$632	$701
Net change	(84)	(69)

Ending balance	$548	$632

RESEARCH AND DEVELOPMENT

Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.

In-process research and development recorded in connection with acquisitions represent the value assigned to acquired assets to be used in research and development activities and for which there is no alternative use. Value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets.

During 2010 the Company capitalized $0.3 million of in-process research and development costs related to the Welch Allyn, Inc. acquisition. In accordance with the business combination rules at the time, the Company recorded in-process research and development charges of $0.3 million related to certain assets acquired from Innovative Spinal Technologies, Inc. in 2009, and $25.2 million related to the Integra Spine acquisition in 2008. The 2009 and 2008 charges were related to technology that had not yet reached feasibility and had no alternative future use.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with the authoritative guidance for exit or disposal costs.

The timing of the recognition of charges for employee severance costs other than minimum statutory benefits depends on whether the affected employees are required to render service beyond their legal notification period in order to receive the benefits. If affected employees are required to render service beyond their legal notification period, charges are recognized ratably over the future service period. Otherwise, charges are recognized when management has approved a specific plan and employee communication requirements have been met.

For leased facilities and equipment that have been abandoned, the Company records estimated lease losses based on the fair value of the lease liability, as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income on the cease-use date. For owned facilities and equipment that will be disposed of, the Company records impairment losses based on fair value less costs to sell. The Company also reviews the remaining useful life of long-lived assets following a decision to exit a facility and may accelerate depreciation or amortization of these assets, as appropriate.

STOCK-BASED COMPENSATION

The Company applies the authoritative guidance for stock-based compensation. This guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Since the adoption of the guidance, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would change the value of any awards outstanding. Stock-based compensation expense for stock option awards granted after January 1, 2006 was based on the fair value on the grant date using the binomial distribution model. The Company recognized compensation expense for stock option awards, restricted stock awards, performance stock awards and contract stock awards on a ratable basis over the requisite service period of the award. The long form method was used in the determination of the windfall tax benefit in accordance with the guidance.

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

Pension contributions are expected to be consistent over the next few years since the Miltex plan was dissolved in 2008, the Germany plan is frozen and the U.K. plan is closed to new participants. Contributions to the plans during the years ended December 31, 2010, 2009 and 2008 were $1.1 million, $0.4 million and $0.5 million, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable debt securities and trade receivables. The Company’s products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest for the years ended December 31, 2010, 2009 and 2008 was $8.8 million, $11.3 million and $17.3 million, respectively. Cash paid for income taxes for the years ended December 31, 2010, 2009 and 2008 was $23.4 million, $20.5 million and $41.2 million, respectively. Property and equipment purchases included in liabilities at December 31, 2010, 2009 and 2008 was $1.1 million, $1.0 million and $0.6 million, respectively.

During the year ended December 31, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.

In connection with the amendment and restatement of the Company’s Senior Credit Facility during the year ended December 31, 2010, $150.0 million of the Company’s revolving credit facility was converted into a term loan.

3.	ACQUISITIONS

BUSINESS COMBINATIONS

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

The final purchase price has been allocated as follows (in thousands):

Inventory	$878
Property, plant and equipment	319
Intangible assets — Customer relationships	373	Wtd. Avg. Life 12 years

Total net assets acquired	$1,570

Welch Allyn, Inc.

In May 2010, the Company acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. The Company determined that this acquisition met the definition of a business under the authoritative guidance. The Company believes that the assets acquired will further its goal of expanding its reach into the surgical headlight market. The goodwill recorded in connection with this acquisition was based on the benefits the Company expects to generate from Welch’s future cash flows and is not deductible for tax purposes.

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

Integra Neurosciences Pty Ltd.

In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. Approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation was paid in November 2009, and an additional $1.0 million (1.0 million Australian dollars) was paid in December 2010. With this acquisition of the Company’s long-standing distributor, the Company has a direct selling presence in Australia and New Zealand.

Theken

In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first year revenue performance obligation in November 2009 and accrued an additional $3.4 million in September 2010 related to the disputed settlement amount (See Note 12, “Commitments and Contingencies”). The Company believes that there are no additional amounts due for the second performance year. Integra Spine, based in Akron, Ohio, designs, develops and manufactures spinal fixation products, synthetic bone substitute products and spinal arthroplasty products.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currently, the Company has suspended the development of the eDisc products and is considering other opportunities for the technology. Of the 13 implant systems in development at the time of acquisition, 12 were successfully launched and one was discontinued. These changes in plans will not have a significant impact on the Company’s overall financial condition.

Pro Forma Results

Due to a lack of readily available audited financial statements and immateriality, the Company has not presented pro forma results for 2010 or 2009 to include the impact of the Culley or Welch operations.

4.	DEBT

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount under its 2010 Notes and $165.0 million aggregate principal amount under its 2012 Notes (collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The fair value of the 2012 Notes at December 31, 2010 was approximately $169.4 million. The 2010 Notes were paid off during June 2010 in accordance with their terms. In 2009, the Company repurchased the principal amount of $32.1 million, $18.7 million, $17.7 million, and $18.6 million in March, June, September and December, respectively, of the 2010 Notes. The total cash paid for the Notes was $83.3 million, of which $78.0 million related to the repurchase of the liability component. The Company recognized a gain of $0.5 million on these repurchases. For all of these transactions the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the above repurchases, in separate transactions, the Company has amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

The 2012 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount of the 2012 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2011; or (4) if specified corporate transactions occur. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted. As of December 31,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, none of these conditions existed with respect to the 2012 Notes. As a result, the 2012 Notes are classified as long term.

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

The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments. The initial strike price of the warrant transactions is (i) for the 2010 Notes, approximately $77.96 per share of Common Stock, which expired at various dates through January 2011, and (ii) for the 2012 Notes, approximately $90.95, in each case subject to customary anti-dilution adjustments.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with a syndicate of lending banks. The Senior Credit Facility increased the size of the Company’s prior revolving credit facility from $300.0 million to $450.0 million, provided for a $150.0 million term loan component and allowed the Company to further increase the size of either the term loan or the revolving credit facility, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility extended the prior revolving credit facility’s maturity date from December 21, 2011 to August 10, 2015 and increased the applicable rates used for borrowings and the annual commitment fee. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 10, 2010, the Company also entered into an interest rate swap effective December 31, 2010 with an investment grade bank which converts a portion of the Company’s variable interest payments to fixed interest payments (see Note 5, “Derivative Instruments”).

Prior to amending the Senior Credit Facility in 2010, the Company borrowed $75.0 million under the revolving credit facility in connection with the maturity of its 2010 Notes (defined below) and also repaid $15.0 million of outstanding borrowings. Subsequent to the amendment, the Company borrowed an additional $30.0 million in October 2010 to repay certain intercompany loans. During June 2009 and August 2009, the Company repaid $60.0 million and $40.0 million, respectively, of its outstanding borrowings under its prior credit facility.

At December 31, 2010 and 2009, there was $100.0 million and $160.0 million outstanding, respectively, under the revolving credit facility at a weighted average interest rate of 2.5% and 0.98%, respectively. At December 31, 2010, there was approximately $350.0 million available for borrowing under this facility. The fair value of outstanding borrowings under the revolving credit facility at December 31, 2010 was approximately $100.5 million. The Company considers the 2010 balance to be current in nature based on its current intent and ability to repay the borrowing during the next twelve-month period.

At December 31, 2010, there was $148.1 million outstanding under the term loan at an interest rate of 2.6% — of this amount, the Company considers $8.4 million as short-term and $139.7 million as long-term based on the terms of the loan agreement. Under the term loan, principal payments to be made during the calendar years are as follows: $8.4 million in 2011, $12.2 million in 2012, $15.0 million in 2013, $15.0 million in 2014 and $97.5 million in 2015. The fair value of outstanding borrowings on the term loan at December 31, 2010 was approximately $143.4 million.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 27, 2006, the Company exchanged $115.2 million (out of a total of a $120.0 million) of its 2.5% Contingent Convertible Subordinated Notes due 2008 (the “old notes”) for the equivalent amount of 2.5% Contingent Convertible Subordinated Notes due 2008 (the “new notes”). The terms of the new notes were substantially similar to those of the old notes, except that the new notes had a net share settlement feature and included “takeover protection,” whereby the Company would pay a premium to holders who convert their notes upon the occurrence of designated events, including a change in control. The net share settlement feature required that, upon conversion of the new notes, the Company pay holders in cash for up to the principal amount of the converted new notes with any amounts in excess of this cash amount settled, at the election of the Company, in cash or shares of its common stock. Holders who exchanged their old notes in the exchange offer received an exchange fee of $2.50 per $1,000 principal amount of their old notes. We paid approximately $0.3 million of exchange fees to tendering holders of the existing notes plus expenses totaling approximately $0.3 million in connection with the offer. The Company recorded a $1.2 million write-off of the unamortized debt issuance costs and $0.3 million of fees associated with the exchange of the old notes.

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

5.	DERIVATIVE INSTRUMENTS

Foreign Currency Hedging

The Company’s designated foreign currency hedge contract outstanding as of December 31, 2009 was a cash flow hedge under the authoritative guidance intended to protect the U.S. dollar value of certain forecasted foreign currency denominated intercompany transactions. There were no foreign currency hedge contracts outstanding as of December 31, 2010. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item impacts earnings. Once the related hedged item effects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company designates this derivative instrument as a cash flow hedge. The Company records the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in AOCI, net of tax, until the hedged item affects earning, at which point the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

The Company expects that approximately $2.1 million of pre-tax losses recorded net in AOCI could be reclassified to earnings within the next twelve months related to the interest rate hedge.

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

Fair Value of Derivative Instruments

The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2010 and December 31, 2009 (in thousands):

	Fair Value as of		Notional Amount as of
	December 31,	December 31,	December 31,	December 31,
Location on Balance Sheet (1):	2010	2009	2010	2009

Derivative Liabilities:
Interest rate swap — Accrued expenses and other current liabilities(2)	$270	$—
Currency hedge contracts — Accrued expenses and other current liabilities	—	418	$—	$11,696

Total Derivative Liabilities	$270	$418

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)	The total notional amount related to the interest rate swap is $148.1 million. In the next twelve months this amount will be reduced by $8.4 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2010 and 2009 (in thousands):

		Amount of Gain
	Amount of Gain	(Loss) Reclassified
	(Loss) Recognized	from AOCI Into	Location in
	in AOCI	Earnings	Statements of
	(Effective Portion)	(Effective Portion)	Operations

Year Ended December 31, 2010
Currency hedge contracts	$2,756	$2,782	Other income (expense)
Interest rate swap	(270)	—	Interest (expense)

	$2,486	$2,782

Year Ended December 31, 2009
Currency hedge contracts	$(418)	$(444)	Other income (expense)

The Company recognized no gains or losses due to ineffectiveness for the years ended December 31, 2010 and 2009.

6.	TREASURY STOCK

On October 30, 2007, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2008. The Company did not purchase any shares of its common stock under this repurchase program during the year ended December 31, 2008. On October 30, 2008, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2007 and authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010. On October 29, 2010, the Company’s Board of Directors terminated the repurchase authorization it adopted in October 2008 and authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of December 31, 2010, there remained $75.0 million available for share repurchases under this latest authorization. The following table sets forth the Company’s treasury stock activity (amounts in thousands):

	Years Ended December 31,
	2010		2009
	$	# of Shares	$	# of Shares

Shares repurchased in the open market in connection with the Board approved buyback program	$31,278	858	$—	—

7.	STOCK PURCHASE AND AWARD PLANS

Employee stock-based compensation expense recognized under the authoritative guidance was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Selling, general and administrative	$16,694	$14,958	$31,704
Research and development expense	426	492	674
Cost of product revenues	89	130	257

Total employee stock-based compensation expense	17,209	15,580	32,635
Total tax benefit related to employee stock-based compensation expense	7,006	6,253	13,053

Net effect on net income	$10,203	$9,327	$19,582

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2010	2009	2008

Dividend yield	0%	0%	0%
Expected volatility	30%	29%	29%
Risk free interest rate	2.82%	2.0%	2.11% to 4.01%
Expected life of option from grant date	8 years	8 years	6.8 years

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

EMPLOYEE STOCK PURCHASE PLAN

The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2010, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2010, 2009 and 2008, the Company issued 5,515 shares, 7,263 shares and 11,873 shares under the ESPP for $0.2 million, $0.3 million and $0.4 million, respectively.

The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.

EQUITY AWARD PLANS

As of December 31, 2010, the Company had stock options, restricted stock awards, and contract stock outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the the 1996 Plan, the 1998 Plan, the 1999 Plan or the 2000 Plan.

In July 2008 and May 2010, the stockholders of the Company approved amendments to the 2003 Plan to increase by 750,000 and 1,750,000, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 750,000 shares of common stock for issuance under both the 1993 Plan and 1996 Plan, 1,000,000 shares under the 1998 Plan, 2,000,000 shares under each of the 1999 Plan, the 2000 Plan and the 2001 Plan, and 6,500,000 shares under the 2003 Plan. The 1993 Plan, 1996 Plan, 1998 Plan, and the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. The 2000 Plan, 2001 Plan, and 2003 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term in Years	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2009	2,408	$33.65
Granted	59	41.75
Exercised	(884)	26.27
Forfeited or Expired	(23)	34.02

Outstanding at December 31, 2010	1,560	$38.13	5.0	$14,567

Vested or expected to vest at December 31, 2010	1,560	$38.13	5.0	$14,567

Exercisable at December 31, 2010	1,427	$37.62	4.8	$14,021

The intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $14.4 million, $1.0 million and $9.2 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $17.03, $8.12 and $18.08, respectively. Cash received from option exercises was $16.1 million, $6.6 million and $11.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was approximately $1.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.1 years.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2010 (shares in thousands):

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
		Wtd. Avg.		Wtd. Avg
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share

Unvested, December 31, 2009	482	$32.29	294	$36.15
Granted	192	42.42	152	46.47
Cancellations	(34)	33.66	—	—
Released	(227)	35.73	(12)	44.37
Vested but not released	—	—	(157)	37.39

Unvested, December 31, 2010	413	$34.98	277	$40.74

The Company recognized $13.5 million, $10.5 million and $25.5 million in expense related to such awards during the years ended December 31, 2010, 2009 and 2008, respectively. The total fair market value of shares vested in 2010, 2009 and 2008 was $11.5 million, $4.7 million and $25.5 million, respectively.

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2010, there was approximately $17.2 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

In December 2000, the Company issued 1,250,000 Restricted Units under the 2000 Plan as a fully vested equity based bonus to the Company’s Chief Executive Officer (the “Executive”) in connection with the extension of his employment agreement. Each Restricted Unit represents the right to receive one share of the Company’s common stock. In January 2006, the Company released 750,000 shares of the Company’s common stock to the Executive pursuant to the obligations with respect to these Restricted Units, and in March 2008, the Company released the remaining 500,000 shares. In July 2004, the Company renewed the Executive’s employment agreement and the Executive received fully vested Restricted Units providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement, or i) later under certain circumstances, ii) earlier if he is terminated without cause, or iii) if he leaves his position for good reason or upon a change of control or certain tax related events. In August 2008, the Company and the Executive renewed the Executive’s employment agreement through December 31, 2011. In connection with the renewal of the agreement, the Executive received fully vested Restricted Units providing for the payment of 375,000 shares of Integra common stock which shall be delivered to the Executive within the 30-day period immediately following the six month anniversary of his separation of service from the Company. As the Restricted Units vested on the grant date, a charge of approximately $18.0 million was recognized upon issuance, which was included in selling, general and administrative expenses. The Restricted Units granted in 2004 and 2008 were granted under the 2003 Plan and, as of December 31, 2010, the related shares have not been issued. The Executive has demand registration rights under the Restricted Unit grants.

At December 31, 2010, in addition to the Restricted Units discussed above, there are approximately 300,000 additional vested Restricted Units held by various employees for which the related shares have not yet been issued. Included in this amount are 34,868 shares issued in October 2010 in connection with the Company’s hiring of a new President and Chief Operating Officer for which the Company expensed $1.5 million as these shares were fully vested.

At December 31, 2010, there were 2,119,988 shares available for grant under the Plans.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RETIREMENT BENEFIT PLANS

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

DEFINED BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The plan covering employees in the manufacturing plant located in York, Pennsylvania (the “Miltex Plan”) was frozen and all future benefits were curtailed prior to the acquisition of Miltex by the Company. During 2008, the Miltex Plan was terminated with all distributions made to participants. The Company recognized approximately $0.4 million in additional costs to fund these distributions. Accordingly, the Miltex Plan had no assets or liabilities remaining at December 31, 2010 and 2009. The Company closed the Tuttlingen, Germany plant in December 2005. However, the Germany Plan was not terminated and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees. The plans are no longer open to new participants. The Company uses a December 31 measurement date for all of its pension plans.

Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	Years Ended December 31,
	2010	2009	2008
	Non U.S.	Non U.S.	U.S.	Non U.S.
	Plans	Plans	Plan	Plans
	(In thousands)

Service cost	$93	$121	$—	$141
Interest cost	645	605	14	718
Expected return on plan assets	(515)	(413)	—	(493)
Recognized net actuarial loss	86	307	—	553

Net periodic benefit cost	$309	$620	$14	$919

The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	Years Ended December 31,
	2010	2009	2008
	Non U.S.	Non U.S.	Non U.S.
	Plans	Plans	Plans

Discount rate	5.4%	5.9%	6.6%
Expected return on plan assets	5.2%	5.4%	5.2%
Rate of compensation increase	3.4%	3.7%	3.1%

The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2010 and 2009, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities. In 2008, the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount rate was prescribed as the current yield on corporate bonds with an average rating of AAA of equivalent currency and term to the liabilities.

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2010 and 2009 and a reconciliation of the funded status at December 31, 2010 and 2009:

	December 31,
	2010	2009
	Non-U.S.	Non-U.S.
	Plans	Plans
	(In thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$11,550	$9,616
Service cost	93	121
Interest cost	645	605
Participant contributions	17	22
Benefits paid	(464)	(481)
Actuarial loss (gain)	551	712
Effect of foreign currency exchange rates	(350)	955

Projected benefit obligation, end of year	$12,042	$11,550

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$9,302	$7,433
Actual return on plan assets	1,070	1,129
Employer contributions	1,157	409
Participant contributions	17	22
Benefits paid	(444)	(454)
Effect of foreign currency exchange rates	(268)	763

Plan assets at fair value, end of year	$10,834	$9,302

	December 31,
	2010	2009
	Non-U.S.	Non-U.S.
	Plans	Plans
	(In thousands)

RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of plan assets	$(1,208)	$(2,248)
Unrecognized net actuarial loss	1,061	1,190
Accumulated other comprehensive loss	(1,061)	(1,190)

Amounts recognized	$(1,208)	$(2,248)

The accrued benefit liability recorded at December 31, 2010 and 2009 is included in other liabilities, and the current portion is included in accrued expenses.

The combined accumulated benefit obligation for the defined benefit plans was $11.9 million and $11.5 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation for each plan exceeded that plan’s assets for all periods presented.

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The U.K. Plan invests

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in pooled funds which provide a diversification that supports the overall investment objectives. Neither the Miltex nor Germany Plans had any assets at December 31, 2010 or December 31, 2009.

Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2010	2009
	Non-U.S.	Non-U.S.
	Plans	Plans

Equity securities	19%	18%
Corporate bonds	33%	34%
Government bonds	46%	47%
Cash	2%	1%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009 is as follows (in thousands):

		Fair Value Measurements at December 31, 2010:
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Manager/Fund	Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Bank account	Cash	$254	$254	$—	$—
Baillie Gifford-Managed Pension Fund(a)	Equity securities	2,012	—	2,012	—
	Corporate bonds	134	—	134	—
	Cash	46	46	—	—
Baillie Gifford-Investment Grade Long Bond Fund(b)	Corporate bonds	3,439	—	3,439	—
Legal & General-Over 15 Year Index Linked Gilts Index(c)	Index-linked government bonds	4,949	—	4,949	—

Total		$10,834	$300	$10,534	$—

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2009:
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Observable	Unobservable
			Assets	Inputs	Inputs
Manager/Fund	Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Bank account	Cash	$50	$50	$—	$—
Baillie Gifford-Managed Pension Fund(a)	Equity securities	1,681	—	1,681	—
	Overseas government bonds	4	—	4	—
	Corporate bonds	203	—	203	—
	Cash	48	48	—	—
Baillie Gifford-Investment Grade Long Bond Fund(b)	Corporate bonds	3,159	—	3,159	—
Legal & General-Over 15 Year Index Linked Gilts Index(c)	Index-linked government bonds	4,157	—	4,157	—

Total		$9,302	$98	$9,204	$—

(a)	This category represents a pooled fund consisting of holdings in a range of UK and overseas equities and bonds, and cash.

(b)	This category represents a diversified portfolio of investment-grade fixed-interest securities.

(c)	This category represents a fund consisting of index-linked gifts and is designated to follow a benchmark index.

The Level 2 investments are single priced. The fund prices are calculated by the trustee by taking the closing market price of each underlying investment using a variety of independent pricing sources (i.e., quoted market prices). The prices also include income receivable and expenses payable, where applicable.

Based on year-end exchange rates, the Company anticipates contributing approximately $0.7 million to its defined benefit plans in 2011. Also based on year-end exchange rates, the Company expects to pay the following estimated future benefit payments in the years indicated (in thousands):

2011	$435
2012	478
2013	516
2014	548
2015	581
2016-2020	3,361

Included in Accumulated Other Comprehensive Income is $1.1 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2011.

DEFINED CONTRIBUTION PLANS

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $2.0 million, $1.7 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LEASES AND RELATED PARTY LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2010 were as follows:

	Related	Third
	Parties	Parties	Total
	(In thousands)

2011	$942	$7,260	$8,202
2012	945	6,560	7,505
2013	918	5,798	6,716
2014	918	4,998	5,916
2015	866	2,473	3,339
Thereafter	2,343	4,372	6,715

Total minimum lease payments	$6,932	$31,461	$38,393

Total rental expense for the years ended December 31, 2010, 2009 and 2008 and was $8.2 million, $8.1 million and $5.9 million, respectively, and included $0.8 million, $0.9 million and $0.5 million in related party rental expense, respectively.

Related Party Leases

The Company leases certain production equipment from a corporation whose sole stockholder is a general partnership, of which the Company’s Chairman is a partner and the President. The term of the lease is through March 31, 2022, and the Company has an option to renew through March 31, 2032. Under the terms of the lease agreement, the Company pays $0.1 million per year to the related party lessor. The Company also leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s Chairman. The term of the current lease agreement is through October 31, 2017 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides a ten-year option for the Company to extend the lease from November 1, 2017 through October 31, 2027 at an annual rate of approximately $0.3 million per year.

10.	INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

United States operations	$40,028	$42,113	$(1,016)
Foreign operations	42,086	31,039	19,551

Total	$82,114	$73,152	$18,535

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.6%	2.6%	3.2%
Foreign operations	(10.3)%	(9.9)%	(19.3)%
Incentive stock option expense	(0.3)%	(0.2)%	0.7%
Change in valuation allowances	1.7%	4.4%	(4.8)%
Uncertain tax positions	(4.6)%	—%	—%
German tax restructuring	—	—%	(53.5)%
Other	(4.1)%	(1.6)%	(10.9)%

Effective tax rate	20.0%	30.3%	(49.6)%

In the fourth quarter of 2010, the Company recorded the full year income tax benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010. In the fourth quarter of 2008, the Company reported a $10.0 million deferred income tax benefit related to the restructuring of a German subsidiary.

At December 31, 2010, the Company had net operating loss carryforwards of $9.4 million for federal income tax purposes, $135.6 million for foreign income tax purposes and $35.1 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2027, $46.0 million of the foreign net operating loss carryforwards expire through 2018 with the remaining $89.6 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2029.

At December 31, 2010 and 2009, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownership which expire through 2027. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.

Income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of such foreign subsidiaries totaled $140.2 million, $101.4 million and $72.7 million at December 31, 2010, 2009 and 2008, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$2,686	$9,106	$13,793
State	1,136	4,021	4,808
Foreign	8,495	8,522	5,749

Total current	12,317	21,649	24,350
Deferred:
Federal	2,522	1,281	(19,253)
State	835	(672)	(2,790)
Foreign	771	(61)	(11,499)

Total deferred	4,128	548	(33,542)

Provision for (benefit from) income taxes	$16,445	$22,197	$(9,192)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2010	2009
	(In thousands)

Current assets:
Doubtful accounts	$2,033	$3,404
Inventory reserves	25,131	18,542
Tax credits	1,469	1,731
Accrued vacation	2,082	1,762
Accrued bonus	3,126	2,190
Other	5,088	2,263

Total current deferred tax assets	38,929	29,892
Less valuation allowance	(852)	(503)

Current deferred tax assets after valuation allowance	38,077	29,389

Current liabilities:
Other	(3,872)	(492)

Total current deferred tax liabilities	(3,872)	(492)

Net current deferred tax assets	$34,205	$28,897

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In thousands)

Non-current assets:
Benefits and compensation	$9,616	$9,790
Stock compensation	19,770	19,650
Deferred revenue	389	805
Net operating loss carryforwards	35,223	38,056
Financing costs	4,493	8,517
Federal & state tax credits	1,705	2,133
Other	2,801	5,143

Total non-current deferred tax assets	73,997	84,094
Less valuation allowance	(35,782)	(35,628)

Non-current deferred tax assets after valuation allowance	38,215	48,466

Non-current liabilities:
Intangible & fixed assets	(31,751)	(28,319)
Deferred gain	(449)	(351)
Non-cash interest amortization	(4,713)	(8,502)
Other	(4,053)	(4,786)

Total non current deferred tax liabilities	(40,966)	(41,958)

Net non-current deferred tax assets/(liabilities)	(2,751)	6,508

Total net deferred tax assets/(liabilities)	$31,454	$35,405

A valuation allowance of $36.6 million, $36.1 million and $36.0 million is recorded against the Company’s gross deferred tax assets of $112.9 million, $114.0 million and $114.4 million recorded at December 31, 2010, 2009 and 2008, respectively. This valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The Company’s valuation allowance increased by $0.5 million in 2010 and increased by $0.1 million in 2009. The movement for both years was mainly the result of future realizability of net operating losses.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2010	2009	2008
	(In thousands)

Balance, beginning of year	$10,909	$9,033	$8,833
Additions for tax positions of prior years	1,685	3,785	948
Settlements	(5,264)	—	—
Lapse of statute	(1,800)	(1,909)	(748)

Balance, end of year	$5,530	$10,909	$9,033

The balance of approximately $5.5 million at December 31, 2010 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2010 is $3.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2010, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. During the year ended December 31, 2010, the Company recognized a net benefit of approximately $0.9 million in interest and penalties which was reflected in the income statement. During the year ended December 31, 2009, the Company recognized approximately $0.5 million in interest and penalties, all of which was reflected in the income statement. During the year ended December 31, 2008, the Company recognized approximately $0.5 million in interest and penalties of which $0.7 million was reflected in the consolidated statement of operations and $0.2 million was a balance sheet adjustment. The Company had approximately $2.1 million, $3.0 million and $2.5 million of interest and penalties accrued at December 31, 2010, 2009 and 2008, respectively.

At December 31, 2009 the Federal income tax returns for the years 2005 through 2007 were under review by the Internal Revenue Service (the “IRS”) and the Company had accrued $8.5 million for uncertain tax positions at that time. During 2010, the scope of this review was expanded to include the 2008 tax year as well. During 2010, the Company settled the review for the years 2005 to 2007 with the IRS which resulted in $4.0 million in taxes being reclassified from long-term liabilities to current taxes payable and deferred taxes, and $4.5 million being recorded in the consolidated statement of operations as an income tax benefit. This settlement is currently in Joint Committee with the IRS which is an administrative procedure that is customary with settlements of this size. These amounts include interest and penalties related to the settlement and tax benefit.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the IRS through fiscal year 2004 and as noted above, 2005 through 2007 are currently being reviewed by Joint Committee. All significant state and local matters have been concluded through fiscal 2004. All significant foreign matters have been settled through fiscal 2003.

11.	NET INCOME PER SHARE

In January 2009 the Company adopted the authoritative guidance related to determining whether instruments issued in share-based payment transactions are participating securities. Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by $0.01 or less per share); therefore, the Company does not present the full calculation below.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts used in the calculation of basic and diluted net income per share were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands,
	except per share amounts)

Basic net income per common share:
Net income	$65,669	$50,955	$27,727
Weighted average common shares outstanding	29,548	29,038	27,781
Basic net income per common share	$2.21	$1.75	$0.98
Diluted net income per common share:
Net income	$65,669	$50,955	$27,727
Weighted average common shares outstanding — Basic	29,548	29,038	27,781
Effect of dilutive securities:
Stock options and restricted stock	601	254	597

Weighted average common shares for diluted earnings per share	30,149	29,292	28,378
Diluted net income per common share	$2.17	$1.74	$0.96

Common stock of approximately 691,000 shares, 2,097,000 shares and 530,000 shares at December 31, 2010, 2009 and 2008, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

Performance Shares and Restricted Units that entitle the holders to approximately 1,400,000 shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

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

Various lawsuits, claims and proceedings are pending or have been settled by the Company. The most significant of these are described below.

In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that the Company owed an additional $6.7 million. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. The Company has accrued $3.4 million at December 31, 2010 for the settlement in this matter. The Company believes that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

The Company has various product liability claims pending against it for which it currently has accruals totaling $2.1 million recorded in the financial statements. All matters are covered by the Company’s insurance policies and it has recorded a corresponding receivable. Therefore, there is no impact on the Company’s consolidated statements of operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Orthopedics	$290,050	$262,170	$217,953
Neurosurgery	275,046	256,544	256,869
Instruments	166,972	163,773	179,782

Total revenue, net	$732,068	$682,487	$654,604

The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United		Asia	Other
	States	Europe	Pacific	Foreign	Consolidated
	(In thousands)

Total revenue, net:
2010	$561,240	$89,381	$40,584	$40,863	$732,068
2009	519,203	93,414	32,788	37,082	682,487
2008	494,459	98,848	28,509	32,788	654,604
Long-lived assets:
December 31, 2010	$81,496	$25,885	$352	$—	$107,733
December 31, 2009	61,527	24,202	111	—	85,840

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SELECTED QUARTERLY INFORMATION — UNAUDITED

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Total revenue, net:
2010	$172,698	$178,595	$186,641	$194,134
2009	160,950	165,725	172,286	183,526
Gross margin:
2010	$109,474	$114,131	$117,447	$122,828
2009	102,802	105,921	109,265	119,581
Net income (loss):
2010	$15,222	$15,157	$16,483	$18,807
2009	9,567	11,225	14,432	15,731
Basic net income (loss) per common share(1):
2010	$0.51	$0.51	$0.56	$0.64
2009	0.33	0.38	0.49	0.54
Diluted net income (loss) per common share(1):
2010	$0.50	$0.50	$0.55	$0.63
2009	0.32	0.38	0.49	0.53

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts(1)	Deductions	Period
	(In thousands)

Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns and allowances	$11,216	$(2,167)	$—	$(1,727)	$7,322
Deferred tax asset valuation allowance	36,131	431	1,160	(1,088)	36,634
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns and allowances	$10,052	$2,645	$—	$(1,481)	$11,216
Deferred tax asset valuation allowance	35,968	3,649	(3,286)	(200)	36,131
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns and allowances	$7,816	$3,016	$—	$(780)	$10,052
Deferred tax asset valuation allowance	40,925	—	(2,436)	(2,521)	35,968

(1)	In 2010, $1.2 million of deferred tax liability was reclassified to the valuation allowance with no impact to the consolidated statement of operations. In 2009, the balance was reduced by $3.3 million, which was no longer required as a result of the estimated expiration of the carryforward period of a net operating loss carryforward for which a deferred tax asset had been previously recorded. In 2008, $2.0 million was charged to additional paid-in capital.

EXHIBIT INDEX

3	.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
3	.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
3	.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
3	.2(a)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)
3	.2(b)	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)
4.1		Indenture, dated as of March 31, 2003, between the Company and Wells Fargo Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.2		Registration Rights Agreement, dated as of March 31, 2003, between the Company and Credit Suisse First Boston, LLC, Banc of America Securities LLC and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on June 30, 2003 (File No. 333-106625))
4	.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)
4	.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4	.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)
4	.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)
4	.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)
4	.3(f)	Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.4		Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.5		Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.6		Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.7		Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)
4.8		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.9		Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.10		Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.11		Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.12		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
4.13		Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10	.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10	.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)
10.2		Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10	.2(a)	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.3		Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*
10.4		1993 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)*

10.5		1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.6		1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.7		1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.8(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*
10	.8(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*
10.9		2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.10		2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10	.11(a)	Integra LifeSciences Holdings Corporation Seconded Amended and Restated 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*
10	.11(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.11(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.12(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.12(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*
10	.12(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10	.12(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10	.12(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10.13		Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10	.14(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10	.14(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10	.15(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.15(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10	.15(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10	.15(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10	.15(e)	Amendment 2010-1, dated as of October 12, 2010, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 12, 2010)*
10	.16(a)	Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.17		Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010*
10	.17(a)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011*+
10.18		Employment Agreement, dated as of October 12, 2010 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*
10.19		Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10	.20(a)	Industrial Real Estate Triple Net Sublease dated July 1, 2001 between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.20(b)	First Amendment to Sublease dated as of July 1, 2003 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.20(c)	Second Amendment to Sublease dated as of June 1, 2004 by and between Sorrento Montana, L.P. and Camino NeuroCare, Inc. (Incorporated by reference to Exhibit 10.24(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.20(d)	Third Amendment to Sublease dated as of June 15, 2004 by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.24(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10	.20(e)	Fourth Amendment to Sublease, dated as of August 15, 2006, by and between Sorrento Montana, L.P. and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2006)
10.21		Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*
10.22		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10.23		Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10	.24(a)	Restricted Units Agreement dated December 22, 2000 Between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*
10	.24(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10.25		Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.26(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.26(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*
10	.26(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.27		Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.28(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10	.28(b)	New Form of Contract Stock/Restricted Unites Agreement (for Annual Equity Awards) for Stuart M. Essig*+
10.29		Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*
10.30		Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.31		Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*
10.32		Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.33		Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.34		Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10	.35(a)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*
10	.35(b)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*
10	.36(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10	.36(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008*
10	.36(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10	.37(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10	.37(b)	New Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*
10	.37(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*
10	.37(d)	Form of Restricted Stock Agreement for Messrs. Carlozzi and Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*
10	.37(e)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10	.37(f)	Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10	.37(g)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10	.37(h)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*
10.38		Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)
10.39		Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10.40		Performance Stock Agreement by and between Gerard S. Carlozzi and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*
10	.41(a)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*
10	.41(b)	Form of Performance Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.42		Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)
10.43		Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)
10	.44(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10	.44(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*
10	.44(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*
10.45		Form of Restricted Stock Agreement for Gerard S. Carlozzi and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*

10.46		Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47		Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.48		Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.49		Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)
10.50		Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*
10.51		Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)
10.52		Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.53		Form of Contract Stock/Restricted Units Agreement for Mr. Carlozzi and Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*
10.54		Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)
10	.55(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10	.55(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
21		Subsidiaries of the Company+
23		Consent of Pricewaterhouse Coopers LLP+
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101	.INS	XBRL Instance Document+#
101	.SCH	XBRL Taxonomy Extension Schema Document+#
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#
101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

*	Indicates a management contract or compensatory plan or arrangement.

+	Indicates this document is filed as an exhibit herewith.

#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.