Form 10-Q
period 2011-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2011-04-28
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 26, 2011 was 28,561,180.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	1

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURES	25

EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Total revenue, net	$181,041	$172,698

Costs and expenses:
Cost of product revenues	64,921	63,224
Research and development	12,153	11,301
Selling, general and administrative	80,084	72,511
Intangible asset amortization	3,011	3,019

Total costs and expenses	160,169	150,055

Operating income	20,872	22,643
Interest income	73	61
Interest expense	(5,469)	(4,541)
Other income (expense), net	(643)	1,146

Income before income taxes	14,833	19,309
Provision for income taxes	3,346	4,087

Net income	$11,487	$15,222

Basic net income per share	$0.39	$0.51
Diluted net income per share	$0.38	$0.50
Weighted average common shares outstanding (See Note 11):
Basic	29,562	29,488
Diluted	30,185	29,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$104,354	$128,763
Trade accounts receivable, net of allowances of $6,678 and $7,322	106,117	106,005
Inventories, net	154,601	146,928
Deferred tax assets	35,306	35,284
Prepaid expenses and other current assets	24,807	27,869

Total current assets	425,185	444,849
Property, plant, and equipment, net	102,478	99,456
Intangible assets, net	191,210	194,904
Goodwill	267,426	261,928
Deferred tax assets	10,427	7,894
Other assets	10,302	10,102

Total assets	$1,007,028	$1,019,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$69,375	$108,438
Accounts payable, trade	35,311	27,783
Deferred revenue	3,836	4,444
Accrued compensation	20,425	27,562
Accrued expenses and other current liabilities	34,369	33,630

Total current liabilities	163,316	201,857
Long-term borrowings under senior credit facility	136,875	139,688
Long-term convertible securities	156,824	155,154
Deferred tax liabilities	10,819	10,645
Other liabilities	11,608	11,826

Total liabilities	479,442	519,170

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 35,807 and 35,745 issued	359	359
Additional paid-in capital	558,527	552,227
Treasury stock, at cost; 7,299 and 7,212 shares	(287,978)	(283,658)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	12,596	(870)
Pension liability adjustment, net of tax	(509)	(771)
Unrealized gain (loss) on derivatives, net of tax	274	(154)
Retained earnings	244,317	232,830

Total stockholders’ equity	527,586	499,963

Total liabilities and stockholders’ equity	$1,007,028	$1,019,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$11,487	$15,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,958	9,431
Deferred income tax benefit	(1,981)	(369)
Amortization of bond issuance costs	517	357
Non-cash interest expense	1,634	2,053
Loss on disposal of property and equipment	—	154
Share-based compensation	4,034	3,843
Excess tax benefits from stock-based compensation arrangements	(53)	(2,912)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	1,096	3,278
Inventories	(4,770)	(2,199)
Prepaid expenses and other current assets	2,871	(821)
Other non-current assets	85	196
Accounts payable, accrued expenses and other current liabilities	(2,797)	3,196
Deferred revenue	(628)	(456)
Other non-current liabilities	(198)	(2,836)

Net cash provided by operating activities	21,255	28,137

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,922)	(5,944)

FINANCING ACTIVITIES:
Repayments under senior credit facility	(41,875)	(15,000)
Purchases of treasury stock	(4,320)	—
Proceeds from exercise of stock options, net	1,687	2,624
Excess tax benefits from stock-based compensation arrangements	53	2,912

Net cash used in financing activities	(44,455)	(9,464)

Effect of exchange rate changes on cash and cash equivalents	4,713	(2,946)

Net change in cash and cash equivalents	(24,409)	9,783
Cash and cash equivalents at beginning of period	128,763	71,891

Cash and cash equivalents at end of period	$104,354	$81,674

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
In the opinion of management, the March 31, 2011 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.
Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on the Company’s financial statements.
Supplemental Cash Flow Information
During the three months ended March 31, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.
2. BUSINESS AND ASSET ACQUISITIONS
Integra Neurosciences Pty Ltd.
In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million based on the exchange rates in effect at the time of the acquisition (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. Approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation was paid in November 2009 for the first revenue performance year, $1.0 million (1.0 million Australian dollars) was paid in December 2010 for the second revenue performance year, and $1.1 million (1.0 million Australian dollars) has been accrued at March 31, 2011 for the third revenue performance year.

Theken
In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first year revenue performance obligation in November 2009 and accrued an additional $3.4 million in September 2010 related to the disputed settlement amount (see Note 13, “Commitments and Contingencies”). The Company believes that there are no additional amounts due for the second performance year.
3. INVENTORIES
Inventories, net consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Finished goods	$92,087	$87,508
Work-in process	33,035	31,536
Raw materials	29,479	27,884

	$154,601	$146,928

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows (in thousands):

Goodwill	$261,928
Accumulated impairment losses	—

Goodwill at December 31, 2010	261,928
Integra Neurosciences Pty Ltd. earnout	1,059
Foreign currency translation	4,439

Goodwill at March 31, 2011	$267,426

The Company’s assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value, determined using a discounted cash flow methodology. This assessment is performed annually during the second quarter and was performed most recently during the second quarter of 2010 resulting in no impairment.
During the first quarter of 2011, the Company recorded impairment charges of $0.1 million related to a technology asset whose related products are being discontinued, and $0.1 million related to an associated brand name that will no longer be used as a result of our re-branding strategy. These amounts have been recorded in cost of product revenues and amortization expense, respectively.

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted	March 31, 2011			December 31, 2010
	Average		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology	12 years	$69,675	$(29,902)	$39,773	$69,261	$(28,062)	$41,199
Customer relationships	12 years	100,090	(48,083)	52,007	99,290	(45,505)	53,785
Trademarks/brand names	35 years	33,621	(8,845)	24,776	33,448	(8,467)	24,981
Trademarks/brand names	Indefinite	49,384	—	49,384	49,384	—	49,384
Supplier relationships	30 years	29,300	(4,769)	24,531	29,300	(4,525)	24,775
All other *	15 years	8,505	(7,766)	739	8,440	(7,660)	780

		$290,575	$(99,365)	$191,210	$289,123	$(94,219)	$194,904

*	All other includes $0.3 million of in-process research and development which is indefinite lived.
Based on quarter-end exchange rates, annual amortization expense is expected to approximate $17.2 million in 2011, $16.6 million in 2012, $13.9 million in 2013, $13.0 million in 2014 and $11.4 million in 2015. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.
5. DEBT
Amended and Restated Senior Credit Agreement
During 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Senior Credit Facility provides for a revolving credit component of $450.0 million, a $150.0 million term loan component and allows the Company to further increase the size of either the term loan component or the revolving credit component, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility matures on August 10, 2015 and is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is also subject to various financial and negative covenants and at March 31, 2011 the Company was in compliance with all such covenants.
At March 31, 2011 and December 31, 2010, there was $60.0 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.5%. At March 31, 2011, there was approximately $390.0 million available for borrowing under the revolving credit component. The fair value of outstanding borrowings under the revolving credit component at March 31, 2011 was approximately $60.7 million. The Company considers the balance to be current in nature based on its current intent and ability to repay the borrowing during the next twelve-month period.
At March 31, 2011 and December 31, 2010, there was $146.3 million and $148.1 million outstanding, respectively, under the term loan component of the Senior Credit Facility at an interest rate of 2.6%. The Company considers $9.4 million of the March 31, 2011 balance as short-term and $136.9 million as long-term based on the terms of this component of the agreement. Under the term loan component, annual principal payments are expected to be as follows: $8.4 million in 2011, $12.2 million in 2012, $15.0 million in 2013, $15.0 million in 2014 and $97.5 million in 2015. The fair value of outstanding borrowings on the term loan component at March 31, 2011 was approximately $142.8 million.
2010 and 2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2010 Notes and $165.0 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012 Notes, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The 2010 Notes were paid off in June 2010 in accordance with their terms. The principal amount outstanding under the 2012 Notes at March 31, 2011 was $165.0 million. The fair value of the 2012 Notes at March 31, 2011 was approximately $169.6 million.

The 2012 Notes are the senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) anytime after December 15, 2011; or (4) if specified corporate transactions occur. None of these conditions existed with respect to the 2012 Notes as of March 31, 2011 and, therefore, the 2012 Notes are classified as long term. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted.
In connection with the issuance of the 2012 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The initial strike price of the call transactions for the 2012 Notes is approximately $64.96, subject to anti-dilution adjustments. The initial strike price of the warrant transactions for the 2012 Notes is approximately $90.95 subject to customary anti-dilution adjustments.
6. DERIVATIVE INSTRUMENTS
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
The Company designates this derivative instrument as a cash flow hedge. The Company records the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affects earnings, at which point the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
The Company expects that approximately $2.0 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
Foreign Currency Hedging
From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. There were no foreign currency hedge contracts outstanding as of March 31, 2011 or December 31, 2010. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in AOCI, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.
The success of the Company’s hedging program depends, in part, on forecasts of certain activity denominated in euros. The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. In addition, changes in currency exchange rates related to any unhedged transactions may affect its earnings and cash flows.

Counterparty Credit Risk
The Company manages its concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to a group of major financial institutions with investment grade credit ratings, and by actively monitoring their credit ratings and outstanding positions on an ongoing basis. Therefore, the Company considers the credit risk of the counterparties to be low. Furthermore, none of the Company’s derivative transactions is subject to collateral or other security arrangements, and none contains provisions that depend upon the Company’s credit ratings from any credit rating agency.
Fair Value of Derivative Instruments
The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of March 31, 2011 and December 31, 2010:

	Fair Value as of
	March 31,	December 31,
Location on Balance Sheet (1):	2011	2010
	(In thousands)

Derivative Assets:
Interest rate swap — Other assets	$2,527	$1,825

Derivative Liabilities:
Interest rate swap — Accrued expenses and other current liabilities(2)	$2,046	$2,095

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2011 and December 31, 2010, the notional amount related to the Company’s sole interest rate swap was $146.3 million and $148.1 million, respectively. In the subsequent twelve months, the Company expects to reduce these amounts by $9.4 million and $8.4 million, respectively.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three months ended March 31, 2011 and 2010:

		Amount of Gain
	Amount of Gain	(Loss) Reclassified
	(Loss) Recognized	from AOCI Into	Location in
	in AOCI-	Earnings-	Statements of
	Effective Portion	Effective Portion	Operations
	(In thousands)

Three Months Ended March 31, 2011
Interest rate swap	$178	$(573)	Interest (expense)

Three Months Ended March 31, 2010
Currency hedge contracts	$(717)	$(709)	Other income (expense)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2011 and 2010.

7. STOCK-BASED COMPENSATION
As of March 31, 2011, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan or the 2000 Plan.
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors and employees, and generally expire six years from the grant date for employees and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vest over specified periods, generally three years after the date of grant.
Stock Options
The Company did not grant stock options during the three months ended March 31, 2011 or March 31, 2010. As of March 31, 2011, there was approximately $1.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over the next nine months. The Company received net proceeds of $1.7 million and $2.6 million from stock option exercises for the three months ended March 31, 2011 and 2010, respectively.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2011, there were approximately $13.8 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately 1.5 years.
The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations. Independent of these programs, the Company does have a practice of repurchasing shares, from time to time, in the open market.
The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan.
8. TREASURY STOCK
On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of March 31, 2011, there remained $70.7 million available for share repurchases under this latest authorization. The following table sets forth the Company’s treasury stock activity:

	Three Months Ended
	March 31,
	2011
	$	# of Shares
	(In thousands)

Shares repurchased in the open market in connection with the Board approved buyback program	$4,320	87

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
Effective March 31, 2011, the Company froze the benefits due to the participants of the UK Plan in their entirety. This curtailment resulted in a $0.3 million reduction in the projected benefit obligations which we recorded during the quarter ended March 31, 2011. The Company recorded the entire curtailment gain as an offset to the unrecognized net actuarial loss in accumulated other comprehensive income; therefore, this gain had no impact on the condensed consolidated statements of operations.
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Service cost	$26	$27
Interest cost	165	163
Expected return on plan assets	(146)	(124)
Recognized net actuarial loss	—	38

Net period benefit cost	$45	$104

The Company made $0.2 million and $0.3 million of contributions to its defined benefit pension plans during the three months ended March 31, 2011 and March 31, 2010, respectively.
10. COMPREHENSIVE INCOME
Comprehensive income was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$11,487	$15,222
Foreign currency translation adjustment	13,466	(11,229)
Unrealized gain on derivatives, net of tax	428	6
Pension liability adjustments, net of tax	262	—

Comprehensive income	$25,643	$3,999

11. NET INCOME PER SHARE
Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The participating securities had an insignificant impact (impacts the rounding by less than $0.01 per share) on basic and diluted net income per share for the three months ended March 31, 2011 and 2010; therefore, we do not present the full calculation below.

Basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$11,487	$15,222
Weighted average common shares outstanding	29,562	29,488
Basic net income per share	$0.39	$0.51

Diluted net income per share:
Net income	$11,487	$15,222

Weighted average common shares outstanding — Basic	29,562	29,488
Effect of dilutive securities:
Stock options and restricted stock	623	494

Weighted average common shares for diluted earnings per share	30,185	29,982

Diluted net income per share	$0.38	$0.50
At March 31, 2011 and 2010, the Company had 1.5 million and 1.9 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2012 Notes at March 31, 2011 and its 2010 Notes and 2012 Notes at March 31, 2010. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 0.2 million and 0.7 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeds the Company’s average stock price for the period, the warrants are anti-dilutive and we excluded the entire number of warrants, the amount of which is based on the Company’s average stock price, from the diluted earnings per share calculation.
12. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s chief operating decision maker reviews financial results and manages the business on an aggregate basis. Therefore, the Company presents financial results in a single reporting segment — the development, manufacture and marketing of medical devices for use in cranial and spinal procedures, peripheral nerve repair, small bone and joint injuries, and the repair and reconstruction of soft tissue.
Revenue consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Orthopedics	$72,234	$70,187
Neurosurgery	68,358	64,774
Instruments	40,449	37,737

Total revenues	$181,041	$172,698

The Company attributes revenues to geographic areas based on the location of the customer. We summarize total revenues by major geographic area below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
United States	$133,300	$129,363
Europe	25,087	24,152
Asia Pacific	10,748	9,237
Other Foreign	11,906	9,946

Total revenues	$181,041	$172,698

13. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products that we sell. The royalty payments that the Company made under these agreements were not significant for any of the periods presented.
The Company has settled, or has pending against it, various other lawsuits, claims and proceedings. We describe the most significant of these below.
In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that the Company owed an additional $6.7 million. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. The Company is currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. The Company has accrued $3.4 million at March 31, 2011 for the settlement in this matter. The Company believes that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.
The Company has various product liability claims pending against it for which it currently has accruals totaling $2.5 million recorded in the financial statements. The Company’s insurance policies cover these matters and the Company has recorded a corresponding receivable. Therefore, there is no impact on the Company’s consolidated statements of operations.
In addition to these matters, the Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business, including claims by current or former employees, distributors and competitors and with respect to its products. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company’s financial condition. However, it is possible that these contingencies could materially affect its results of operations, financial position and cash flows in a particular period.
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as a period cost as outside counsel incurs those fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.
GENERAL
Integra is a world leader in medical devices and is focused on limiting uncertainty for surgeons so they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic surgery, neurosurgery, spine surgery, and reconstructive and general surgery.
We present revenues in three market categories — Orthopedics, Neurosurgery and Instruments. Our orthopedics products include specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue engineered wound dressings and nerve and tendon repair products. Our neurosurgery products group includes, among other things, grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instrument products include a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, surgery centers, and dental, podiatry, veterinary and physician offices.
We manage these product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacture and distribution of medical devices.
We manufacture many of our products in plants located in the United States, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. We also source most of our hand-held surgical instruments through specialized third-party vendors.
In the United States, we have three sales channels. Within our Orthopedics sales channel, we sell through a large direct sales organization, and through specialty distributors focused on their respective surgical specialties. Neurosurgery sells products through directly employed sales representatives. Instruments sells through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point.
We also market certain products through strategic corporate partners.
Our goal is to become a global leader in the development, manufacture and marketing of medical devices, implants and instruments by developing or acquiring innovative medical devices to sell through our sales channels. Our strategy therefore entails substantial growth in revenues through both internal means — launching new products and selling existing products more intensively — and by acquiring existing businesses or acquiring or in-licensing already successful product lines. We distinguish ourselves by emphasizing the importance of the relatively new field of regenerative medicine, which we define as surgical implants derived from our proprietary collagen matrix technology.

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (derived through acquisitions and products developed internally), (2) gross margins on total revenues, (3) operating margins (which we aim to continually expand on as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation and amortization, and (5) earnings per diluted share of common stock.
We believe that we are particularly effective in the following aspects of our business:
•
Developing, manufacturing and selling regenerative medicine products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products comprised 23% and 22% of revenues for the three months ended March 31, 2011 and 2010, respectively.

•
Developing metal implants for bone and joint repair, fixation and fusion. We have significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•
Acquiring and integrating new product lines and complementary businesses. Since 2008, we have acquired and integrated seven product lines or businesses through a disciplined acquisition program. We emphasize acquiring product lines at reasonable valuations which complement our existing products or can be used to gain greater advantages from our broad technology platform in tissue regeneration and metal implants. Our management is experienced at successfully integrating acquired product lines and businesses.

ACQUISITIONS
We did not complete any acquisitions during the first quarters of 2011 or 2010.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2011 was $11.5 million, or $0.38 per diluted share as compared with net income of $15.2 million or $0.50 per diluted share for the three months ended March 31, 2010.
The decrease in net income for the three months ended March 31, 2011 over the same period last year resulted primarily from an increase in selling general and administrative costs in connection with the implementation of our global enterprise resource planning system and the expansion of our international sales and marketing efforts.
Income before taxes includes the following special charges:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Acquisition-related charges	$942	$555
Certain employee termination and related charges	34	628
Facility consolidation, manufacturing and distribution transfer charges	1,822	326
Systems implementation charges	2,655	136
Charges associated with discontinued or withdrawn product lines	100	74
Intangible asset impairment charges	248	—
Charges related to restructuring our European entities	262	—
Non-cash amortization of imputed interest for convertible debt	1,634	2,053

Total	$7,697	$3,772

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cost of product revenues	$1,435	$736
Research and development	300	54
Selling, general and administrative	4,177	929
Intangible asset amortization	151	—
Interest expense	1,634	2,053

Total	$7,697	$3,772

Special charges are typically defined as charges for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities for which the amounts are non-cash in nature. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. During 2010, we started investing significant resources in the global implementation of a single enterprise resource planning system. We will capitalize a substantial portion of those costs; however, we will record a portion of those costs as operating expenses.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and to use this information in their assessment of our core business and their valuation of Integra.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Orthopedics	$72,234	$70,187
Neurosurgery	68,358	64,774
Instruments	40,449	37,737

Total revenue	181,041	172,698
Cost of product revenues	64,921	63,224

Gross margin on total revenues	$116,120	$109,474

Gross margin as a percentage of total revenues	64.1%	63.4%

THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
Revenues and Gross Margin
For the three months ended March 31, 2011, total revenues increased by $8.3 million, or 5%, to $181.0 million from $172.7 million for the same period during 2010. Domestic revenues increased by $3.9 million to $133.3 million, or 74% of total revenues, for the three months ended March 31, 2011 from $129.4 million, or 75% of total revenues, for the three months ended March 31, 2010. International revenues increased to $47.7 million from $43.3 million in the prior-year period, an increase of 10%.
Orthopedics revenues were $72.2 million, an increase of 3% over the prior-year period. Most of the increase came from sales of regenerative medicine products for skin and wound repair, from metal implants for the midfoot and hindfoot applications and peripheral nerve repair. This growth was offset by sales of metal spinal implants which were down compared to 2010. The spinal hardware market has slowed dramatically in the past year and we are facing new competition.
Neurosurgery revenues were $68.4 million, an increase of 6% when compared to the prior-year period. Sales of capital goods, particularly CUSA® ultrasonic tissue ablation products and cranial fixation systems, drove the growth in this market. Sales of duraplasty products also improved over the prior period.
Revenues in the Instruments category were $40.4 million, up 7% from the prior year. Sales of surgical lighting systems in the acute care setting and hand-held instruments in our office based channel have steadily improved compared to the prior period.
Foreign exchange fluctuations, primarily due to a stronger Australian dollar, Canadian dollar, Swiss franc and Japanese yen versus the U.S. dollar, accounted for a $0.8 million increase in first quarter of 2011 revenues as compared to the same period last year.
Gross margin increased by $6.6 million to $116.1 million for the three-month period ended March 31, 2011, from $109.5 million for the same period last year. Gross margin as a percentage of total revenue increased to 64.1% for the first quarter 2011 from 63.4% for the same period last year. This increase resulted largely from fewer manufacturing variances impacting the quarter compared to the same period in 2010.
Throughout 2011, we expect our consolidated gross margin to increase over prior year because we expect (i) to improve the efficiency of our manufacturing operations resulting in better yields and lower costs, and to a lesser extent, (ii) sales of our higher gross margin extremity metal and biomaterial implant products, particularly those from our orthopedic lines, to continue to increase as a proportion of total revenues.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended
	March 31,
	2011	2010
Research and development	6.7%	6.5%
Selling, general and administrative	44.2%	42.0%
Intangible asset amortization	1.7%	1.7%
Research and development expenses in the first quarter of 2011 increased by $0.9 million to $12.2 million, compared to $11.3 million in the same period last year. This increase is primarily attributable to headcount increases related to our orthopedics product lines as we continue to focus on our regenerative medicine products.
We target 2011 spending on research and development to be between 6.5% and 7% of total revenues. Most of this planned spending for 2011 is concentrated on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.

Selling, general and administrative expenses in the first quarter of 2011 increased by $7.6 million to $80.1 million, compared to $72.5 million in the same period last year. Selling expenses increased by $2.5 million primarily due to increases in the orthopedics sales organization in Europe coupled with overall increases in sales volumes. General and administrative costs increased $5.0 million primarily due to costs related to our enterprise resource planning system implementation, headcount, compensation and benefit costs. We have completed numerous acquisitions over the years and use a variety of legacy operating platforms. We believe the benefits we will obtain by migrating from these legacy platforms to a single global enterprise resource planning system will be significant. We will also continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth. We expect that selling, general and administrative spending for 2011, excluding all special charges, will be between 40% and 42% of revenues.
Amortization expense in the first quarter of 2011 was $3.0 million, which was flat compared to the same period last year. The quarter ended March 31, 2011 includes an intangible asset impairment charge of $0.2 million.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Interest income	$73	$61
Interest expense	$(5,469)	$(4,541)
Other income (expense)	$(643)	$1,146
Interest Income and Interest Expense
Interest income is flat when compared to the same period last year. Interest expense in the three months ended March 31, 2011 increased primarily as a result of increased borrowings under our senior credit facility and an increase in interest rates compared to the first quarter of 2010. The impact of our interest rate swap which had the effect of increasing interest expense by $0.6 million for the three months ended March 31, 2011. Our reported interest expense for the three-month periods ended March 31, 2011 and 2010 includes non-cash interest related to the accounting for convertible securities of $1.7 million and $2.3 million, respectively.
Other Income (Expense)
Other expense of $0.6 million in 2011 and other income of $1.1 million in 2010 is primarily attributable to foreign exchange gains and losses on intercompany balances.
Income Taxes

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Income before income taxes	$14,833	$19,309
Income tax expense	3,346	4,087

Effective tax rate	22.6%	21.2%
Our effective income tax rate for the three months ended March 31, 2011 and 2010 was 22.6% and 21.2%, respectively. During the fourth quarter of 2010, the Tax Relief, Unemployment Insurance and Job Creation Act of 2010 was passed, which lowered the tax rate used to determine the tax provision for the first quarter of 2011 versus the rate that was in effect for the first quarter of 2010. However, during the quarter ended March 31, 2010, we recorded a reversal of $2.2 million of accruals for uncertain tax positions due to matters that were considered effectively settled and the expiration of the statute of limitations for certain matters.
Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 18%.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
Product revenues by major geographic area are summarized below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
United States	$133,300	$129,363
Europe	25,087	24,152
Asia Pacific	10,748	9,237
Other Foreign	11,906	9,946

Total revenues	$181,041	$172,698

Most of our revenues are from customers within the United States. Sales to U.S. customers were up approximately 3% due to the strength of our instruments category, while orthopedics revenues grew slightly and neurosurgery product sales were flat. Over the past several quarters, revenues from our European customers have been affected by the austerity measures put in place by various European governments which has impacted their healthcare spending levels. Despite these measures, we had an increase in European sales of approximately 4% which was driven by neurosurgery products while other revenue categories were flat. Sales to customers in the Asia Pacific region increased approximately 16% largely due to neurosurgery sales, and to a lesser extent, increases in orthopedics revenues. Sales to our other foreign customers, particularly in Canada and Latin American countries, increased approximately 20% across all product categories.
We generate significant revenues outside the United States, a portion of which are U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which those customers do business could have an impact on the demand for our products in foreign countries.
Local economic conditions, regulatory compliance or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all may combine to affect our sales into markets outside the United States.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $104.4 million and $128.8 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, our non-U.S. subsidiaries held approximately $85.2 million of cash and cash equivalents that are available for use by all of our operations outside the United States. If these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$21,255	$28,137
Net cash used in investing activities	(5,922)	(5,944)
Net cash used in financing activities	(44,455)	(9,464)
Effect of exchange rate fluctuations on cash	4,713	(2,946)

Net (decrease) increase in cash and cash equivalents	$(24,409)	$9,783

Cash Flows Provided by Operating Activities
We generated operating cash flows of $21.3 million and $28.1 million for the three months ended March 31, 2011 and 2010, respectively.
Operating cash flows were down largely due to lower net income in the quarter. Net income for the three months ended March 31, 2011 plus non-cash items included in those earnings amounted to approximately $25.6 million. Changes in working capital used $4.2 million of net cash flows. Among the changes in working capital, accounts receivable contributed $1.1 million and prepaid expenses and other current assets contributed another $2.9 million, while inventories used $4.8 million and liabilities used $3.4 million.
Net income for the three months ended March 31, 2010 plus non-cash items included in those earnings amounted to approximately $27.8 million. Changes in working capital contributed another $3.0 million of net cash flows. Among the changes in working capital, accounts receivable contributed $3.3 million and accounts payable and accrued expenses contributed another $3.2 million, while inventories used $2.2 million. Decreases in long-term liabilities, principally a non-cash reversal of accruals for uncertain tax positions, used another $2.8 million of cash.
Cash Flows Used in Investing Activities
In the first quarter of 2011 we paid $5.9 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity. We paid $5.9 million in cash for capital expenditures during the quarter ended March 31, 2010.
Cash Flows Used in Financing Activities
Our principal uses of cash for financing activities were repayments of $41.9 million and $15.0 million under our senior credit facility in the quarters ended March 31, 2011 and 2010, respectively. In addition, we repurchased treasury stock of $4.3 million in the first quarter of 2011. Net proceeds from stock option exercises and the tax impact of stock-based compensation partially offset these amounts for a total of $1.7 million in the first quarter of 2011 and $5.5 million in the first quarter of 2010.
Working Capital
At March 31, 2011 and December 31, 2010, working capital was $261.9 million and $243.0 million, respectively. The increase in working capital is primarily related to the additional cash generated in the period and increases in inventory.
Amended and Restated Senior Credit Agreement
During 2010, we entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Senior Credit Facility provides for a revolving credit component of $450.0 million, a $150.0 million term loan component and allows the Company to further increase the size of either the term loan component or the revolving credit component, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The Senior Credit Facility matures on August 10, 2015, is collateralized by substantially all of the assets of our U.S. subsidiaries, excluding intangible assets, and it is also subject to various financial and negative covenants.

Amounts borrowed under the Senior Credit Facility bear interest, at our option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility) in effect from time to time plus the applicable rate (ranging from 1.75% to 2.5%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable fixed rates are based on our consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction on the use or investment thereof to (b) consolidated earnings before interest, taxes, depreciation and amortization) at the time of the applicable borrowing.
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At March 31, 2011 we had $390.0 million available for borrowings under the revolving credit component. During the three months ended March 31, 2011, we repaid $40.0 million under the revolving credit component and $1.9 million under the term loan component. At March 31, 2011 we have $60.0 million outstanding under our revolving credit component and $146.3 million outstanding under our term loan component. The entire amount of our revolving credit component is considered short-term based on our intent and ability to repay it within the next twelve-month period, and $9.4 million of our term loan component is classified as short-term in nature based on its terms. The weighted average interest rate of the revolving credit component was 2.5% and the interest rate on the term loan was 2.6% at March 31, 2011 — these amounts exclude the impact of our interest rate swap. As of March 31, 2011, our interest rate swap effectively fixed the interest rate on $146.3 million of our borrowings at approximately 4%.
Convertible Debt and Related Hedging Activities
We pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes”) at an annual rate of 2.375%. The 2012 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes for the 2012 Notes (which represents an initial conversion price of approximately $64.96 per share for the 2012 Notes). We expect to satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of our common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) at any time on or after December 15, 2011; or (4) if specified corporate transactions occur. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted. None of these conditions existed with respect to the 2012 Notes, and as of March 31, 2011 the 2012 Notes are classified as long term.
The 2012 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2012 Notes are Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.
In connection with the issuance of the 2012 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2012 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $30.4 million. We received approximately $12.2 million of proceeds from the warrant transactions. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $64.96, subject to anti-dilution adjustments substantially similar to those in the 2012 Notes. The initial strike price of the warrant transactions is approximately $90.95 subject to customary anti-dilution adjustments.
We may from time to time seek to retire or purchase a portion of our outstanding 2012 Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased 2012 Notes may terminate early, but only with respect to the number of 2012 Notes that cease to be outstanding. The amounts involved may be material.

Share Repurchase Plan
On October 29, 2010, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. Under this program during the first three months of 2011, we repurchased approximately 87,000 shares at a cost of $4.3 million; therefore, $70.7 million remains available under the authorization.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures, and potential acquisition-related earn-out payments in the near term based on our current plans. See “Amended and Restated Senior Credit Agreement” for a description of the material terms and classification of our credit facility.
OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. There were no foreign currency forward contracts outstanding at March 31, 2011.
We maintain written policies and procedures governing our risk management activities. With respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.

The results of operations for the periods discussed herein have not been materially affected by inflation.
Interest Rate Risk
Cash and Cash Equivalents. We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2011 would increase interest income by approximately $1.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $146.3 million outstanding as of March 31, 2011. We recognized $0.6 million of additional interest expense related to this derivative during the first quarter of 2011. The fair value of our interest rate derivative instrument was a net asset of $0.5 million at March 31, 2011.
Based on our outstanding borrowings at March 31, 2011, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of our debt by $0.6 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant items are described below.
In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that we owed an additional $6.7 million. In January 2011, we received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. We are currently discussing this matter with the seller’s representative in an attempt to resolve the dispute in accordance with the provisions contained in the asset purchase agreement governing the transaction. We have accrued $3.4 million at March 31, 2011 for the settlement in this matter. We believe that there are no additional amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.
We have various product liability claims pending against us for which we currently have accruals totaling $2.5 million recorded in the financial statements. All matters are covered by our insurance policies, and we have recorded a corresponding receivable. Therefore, there is no impact on our consolidated statements of operations.
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
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2010, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were purchases of approximately 87,000 shares of our common stock totaling $4.3 million during the quarter ended March 31, 2011 under this program.

ITEM 6. EXHIBITS

10.1
Lease Modification #3 entered into as of the 2nd day of March, 2011, between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

*10.2	Form of Restricted Stock Agreement for Employees with Annual Vesting Over Five Years

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* +101.INS	XBRL Instance Document

* +101.SCH	XBRL Taxonomy Extension Schema Document

* +101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* +101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

* +101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on April 28, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
Date: April 28, 2011	/s/ Stuart M. Essig
Stuart M. Essig
Chief Executive Officer

Date: April 28, 2011	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1
Lease Modification #3 entered into as of the 2nd day of March, 2011, between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

*10.2	Form of Restricted Stock Agreement for Employees with Annual Vesting Over Five Years

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* + 101.INS	XBRL Instance Document

* + 101.SCH	XBRL Taxonomy Extension Schema Document

* + 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* + 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

* + 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on April 28, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith as tagged blocks of text.