Form 10-Q
period 2011-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2011-08-01
CIK 917520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 25, 2011 was 27,517,563.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4. Reserved and Removed

Item 6. Exhibits	29

SIGNATURES

Exhibit 4.3
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenue	$193,329	$178,595	$374,370	$351,293
Costs and Expenses:
Cost of product revenues	72,838	64,464	137,759	127,688
Research and development	12,709	11,761	24,862	23,062
Selling, general and administrative	95,732	74,216	175,816	146,727
Intangible asset amortization	4,050	3,575	7,061	6,594

Total costs and expenses	185,329	154,016	345,498	304,071

Operating income	8,000	24,579	28,872	47,222
Interest income	127	52	200	113
Interest expense	(6,722)	(4,300)	(12,191)	(8,841)
Other income (expense), net	593	763	(50)	1,909

Income before income taxes	1,998	21,094	16,831	40,403
Income tax expense	1,299	5,937	4,645	10,024

Net income	$699	$15,157	$12,186	$30,379

Basic net income per common share	$0.02	$0.51	$0.41	$1.02
Diluted net income per common share	$0.02	$0.50	$0.40	$1.00
Weighted average common shares outstanding (See Note 11):
Basic	29,556	29,855	29,559	29,672
Diluted	30,178	30,399	30,154	30,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$137,279	$128,763
Trade accounts receivable, net of allowances of $6,825 and $7,322	116,179	106,005
Inventories, net	174,460	146,928
Deferred tax assets	35,072	35,284
Prepaid expenses and other current assets	32,794	27,869

Total current assets	495,784	444,849
Property, plant and equipment, net	115,667	99,456
Intangible assets, net	230,935	194,904
Goodwill	285,376	261,928
Deferred tax assets	12,464	7,894
Other assets	13,630	10,102

Total assets	$1,153,856	$1,019,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$108,438
Accounts payable, trade	47,894	27,783
Deferred revenue	3,367	4,444
Accrued compensation	25,063	27,562
Accrued expenses and other current liabilities	41,684	33,630

Total current liabilities	118,008	201,857
Long-term borrowings under senior credit facility	144,375	139,688
Long-term convertible securities	345,687	155,154
Deferred tax liabilities	10,317	10,645
Other liabilities	16,652	11,826

Total liabilities	635,039	519,170

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 35,860 and 35,745 issued at June 30, 2011 and December 31, 2010, respectively	360	359
Additional paid-in capital	598,249	552,227
Treasury stock, at cost; 8,425 shares and 7,212 shares at June 30, 2011 and December 31, 2010, respectively	(340,667)	(283,658)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	17,530	(870)
Pension liability adjustment, net of tax	(586)	(771)
Unrealized loss on derivatives, net of tax	(1,087)	(154)
Retained earnings	245,018	232,830

Total stockholders’ equity	518,817	499,963

Total liabilities and stockholders’ equity	$1,153,856	$1,019,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$12,186	$30,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,451	18,954
Deferred income tax benefit	(5,209)	(375)
Amortization of debt issuance costs	1,838	674
Non-cash interest expense	3,632	3,941
Payment of accreted interest	—	(6,599)
Loss on disposal of property and equipment	—	447
Share-based compensation	15,863	7,520
Excess tax benefits from stock-based compensation arrangements	(778)	(3,474)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(701)	2,687
Inventories	(9,550)	(7,754)
Prepaid expenses and other current assets	1,192	(3,877)
Other non-current assets	(125)	202
Accounts payable, accrued expenses and other current liabilities	4,424	6,041
Deferred revenue	(1,108)	(715)
Other non-current liabilities	(277)	(556)

Net cash provided by operating activities	45,838	47,495

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(80,799)	(2,421)
Purchases of property and equipment	(13,138)	(11,691)

Net cash used in investing activities	(93,937)	(14,112)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	85,000	75,000
Repayments under senior credit facility	(188,750)	(15,000)
Proceeds from liability component of convertible notes issuance	186,830	—
Proceeds from equity component of convertible notes issuance	43,170	—
Repurchase of liability component of convertible notes	—	(71,351)
Proceeds from sale of stock purchase warrants	28,451	—
Purchase of option hedge on convertible notes	(42,895)	—
Debt issuance costs	(8,005)	—
Purchases of treasury stock	(57,009)	—
Proceeds from exercised stock options	3,297	4,633
Excess tax benefits from stock-based compensation arrangements	778	3,474

Net cash provided by (used in) financing activities	50,867	(3,244)

Effect of exchange rate changes on cash and cash equivalents	5,748	(8,412)

Net change in cash and cash equivalents	8,516	21,727
Cash and cash equivalents at beginning of period	128,763	71,891

Cash and cash equivalents at end of period	$137,279	$93,618

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

In the opinion of management, the June 30, 2011 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.

Recently Issued Accounting Standards

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income; this standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company can elect to present items of net income and other comprehensive income in one continuous statement, or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change: 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings-per-share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company has not yet determined which method it will elect upon adoption.

On May 12, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard merges many aspects of fair value measurement guidance by amending U.S. GAAP and creating a new standard under International Financial Reporting Standards. The primary changes to U.S. GAAP include: 1) clarifying the valuation premise of highest and best use, 2) clarifying how portfolios of financial instruments are measured, 3) clarifying the use of blockage factors and other premiums and discounts, and 4) increasing the disclosure requirements in a number of circumstances. This standard is effective for fiscal years beginning after December 15, 2011, and the Company believes the standard will not have a material impact on the Company’s results.

Supplemental Cash Flow Information

During the six months ended June 30, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.

2. BUSINESS ACQUISITIONS

SeaSpine, Inc.

On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $89.0 million, subject to certain working capital adjustments and indemnification holdbacks totaling $8.0 million which have been accrued at June 30, 2011. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and synthetic bone substitute products.

The following summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$201
Inventory	14,900
Accounts receivable	7,608
Other current assets	623
Property, plant and equipment	9,177
Deferred tax asset—long term	302
Intangible assets:		Wtd. Avg. Life:
Technology	3,000	8 years
Customer relationships	41,200	13 years
Non-compete agreements	1,900	4 years
Brand name	300	1 year
Goodwill	14,897

Total assets acquired	94,108
Accounts payable and other liabilities	5,108

Net assets acquired	$89,000

Management determined the fair value of assets acquired during the second quarter of 2011. The goodwill recorded in connection with this acquisition is based on the benefits the Company expects to generate from SeaSpine’s future cash flows. For tax purposes, the Company is treating the acquisition as an asset acquisition; therefore, the goodwill will be deductible for tax purposes. The impact of the SeaSpine acquisition is not material to the consolidated operating results of the Company; therefore, the pro-forma impact of the acquisition has not been presented.

Integra Neurosciences Pty Ltd.

In October 2008 the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million based on the exchange rates in effect at the time of the acquisition (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. The Company paid approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation in November 2009 for the first revenue performance year, and another $1.0 million (1.0 million Australian dollars) in December 2010 for the second revenue performance year. The Company accrued $1.1 million (1.0 million Australian dollars) at June 30, 2011 for the third revenue performance year.

Theken

In August 2008 the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first year revenue performance obligation in November 2009. From November 2009 through June 30, 2011 the Company has accrued a total of $4.6 million to settle a dispute related to a disagreement in the calculation of “trade sales” used in determining the revenue performance payment for the first year revenue performance obligation (see Note 14, “Commitments and Contingencies”). There are no amounts due for the second performance year.

3. INVENTORIES

Inventories, net consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Finished goods	$109,065	$87,508
Work-in process	35,444	31,536
Raw materials	29,951	27,884

	$174,460	$146,928

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Goodwill	$261,928
Accumulated impairment losses	—

Goodwill at December 31, 2010	261,928

SeaSpine acquisition	14,897
Integra Spine earnout	1,200
Integra Neurosciences Pty Ltd. earnout	1,059
Foreign currency translation	6,292

Goodwill at June 30, 2011	$285,376

The Company performs its assessment of the recoverability of goodwill annually during the second quarter and it is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company performed its most recent assessment during the second quarter of 2011 which resulted in no impairment.

The Company performs its assessment of the recoverability of indefinite-live intangible assets annually during the second quarter and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent assessment during the second quarter of 2011 which resulted in an impairment of $0.9 million related to one brand name asset that will no longer be used as part of our re-branding strategy. This charge has been recorded as a component of amortization expense.

During the six months ended June 30, 2011, the Company recorded impairment charges to definite lived intangible assets of $1.6 million related to technology assets whose related products are being discontinued and $0.2 million related to a brand name that will no longer be used because of our re-branding strategy. The Company has recorded the charges as a component of cost of product revenues and amortization expense, respectively.

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted Average Life	June 30, 2011			December 31, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	12 years	$72,133	$(32,293)	$39,840	$69,261	$(28,062)	$41,199
Customer relationships	12 years	142,954	(51,969)	90,985	99,290	(45,505)	53,785
Trademarks/brand names	35 years	33,976	(9,179)	24,797	33,448	(8,467)	24,981
Trademarks/brand names	Indefinite	48,484	—	48,484	49,384	—	49,384
Supplier relationships	30 years	29,300	(5,014)	24,286	29,300	(4,525)	24,775
All other*	15 years	10,477	(7,934)	2,543	8,440	(7,660)	780

		$337,324	$(106,389)	$230,935	$289,123	$(94,219)	$194,904

*	At December 31, 2010 all other included in-process research and development of $0.3 million which was indefinite lived. During the second quarter of 2011, this asset was placed in service as a component of completed technology.

Based on quarter-end exchange rates, annual amortization expense is expected to approximate $23.8 million in 2011, $23.4 million in 2012, $17.6 million in 2013, $16.7 million in 2014 and $14.7 million in 2015. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT

2016 Convertible Senior Notes

On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The portion of the debt proceeds that was classified as equity at the time of the offering was $43.2 million, and that amount is being amortized to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component is 5.6%. In connection with this offering, the Company capitalized approximately $6.3 million of financing fees. At June 30, 2011, the carrying amount of the liability component was $187.2 million, the remaining unamortized discount was $42.8 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at June 30, 2011 was approximately $231.4 million.

The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of June 30, 2011, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

Holders of the 2016 Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.

The 2016 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to the Company was approximately $42.9 million, representing options to buy 4.0 million shares from the hedge participants at an initial strike price of $57.44 per share, subject to customary anti-dilution adjustments. These transactions are expected to reduce the potential dilution upon conversion of the notes. The Company received approximately $28.5 million of proceeds from the warrant transactions, representing an obligation to potentially deliver 4.0 million shares to the hedge participants at an initial strike price of $70.05 per share, subject to customary anti-dilution adjustments. The earliest expiration of these warrant transactions is March 15, 2017 and they continue to expire through the 100th scheduled trading day thereafter, as defined in the indenture. The warrants could separately have a dilutive effect on the Company’s earnings per share if the market price of its common stock exceeds the strike price of the warrants.

During the three and six months ended June 30, 2011, the Company recognized non-cash interest of $0.3 million and cash interest of $0.2 million for a total of $0.5 million on the 2016 Notes.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”) and further amended the Senior Credit Facility on June 8, 2011. The June 8, 2011 amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the original amended and restated credit agreement, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Senior Credit Facility’s maturity was extended from August 10, 2015 to June 8, 2016 and is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. In connection with the June 8, 2011 amendment, the Company capitalized $1.3 million of incremental financing costs, expensed $0.4 million of incremental financing costs, and expensed $0.4 million of previously capitalized financing costs. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2011, the Company was in compliance with all such covenants.

Borrowings under the Senior Credit Facility currently bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

The Company will also pay an annual commitment fee (ranging from 0.15% to 0.3%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

At June 30, 2011 and December 31, 2010, there was $144.4 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.5% and 2.5%, respectively. At June 30, 2011, there was approximately $455.6 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at June 30, 2011 was approximately $131.7 million. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

At December 31, 2010, there was $148.1 million outstanding under the term loan component of the Senior Credit Facility at an interest rate of 2.6%, and as noted above, this portion of the credit facility was eliminated and replaced with borrowings under the revolving credit component in June 2011.

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2010 Notes and $165.0 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012 Notes, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The portion of the debt proceeds that was classified as equity at the time of the offering was $16.4 million for the 2010 Notes and $30.6 million for the 2012 Notes. Those amounts are being amortized to interest expense using the effective interest method through June 2010 for the 2010 Notes, and through June 2012 for the 2012 Notes. The effective interest rate implicit in the liability component is 6.5% for the 2010 Notes and 6.8% for the 2012 Notes. The 2010 Notes were paid off in June 2010 in accordance with their terms. At June 30, 2011, the carrying amount of the liability component of the 2012 Notes was $158.5 million, the remaining unamortized discount was $6.5 million, and the principal amount outstanding was $165.0 million. At December 31, 2010, the carrying amount of the liability component of the 2012 Notes was $155.2 million, the remaining unamortized discount was $9.8 million, and the principal amount outstanding was $165.0 million. The entire carrying amount of the 2012 Notes is classified as long-term in the June 30, 2011 balance sheet as the Company has the intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The fair value of the 2012 Notes at June 30, 2011 was approximately $166.5 million.

The 2012 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) anytime after December 15, 2011; or (4) if specified corporate transactions occur. None of these conditions existed with respect to the 2012 Notes as of June 30, 2011. The 2012 Notes are classified as long-term based on the Company’s intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted.

In connection with the issuance of the 2012 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to the Company was approximately $30.4 million, representing options to buy 2.5 million shares from the hedge participants at an initial strike price of approximately $64.96 per share, subject to customary anti-dilution adjustments. These transactions are expected to reduce the potential dilution upon conversion of the notes. The Company received approximately $12.2 million of proceeds from the warrant transactions, representing an obligation to potentially deliver 2.5 million shares to the hedge participants at an initial strike price of approximately $77.96 per share, subject to customary anti-dilution adjustments. These warrant transactions expire on various dates between August 30, 2012 and January 23, 2013 and could separately have a dilutive effect on the Company’s earnings per share if the market price of its common stock exceeds the strike price of the warrants.

The interest expense components of the 2010 Notes and the 2012 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
2010 Notes:
Non-cash interest	$–	$480	$–	$1,190
Cash Interest	–	357	–	830

Total	$–	$837	$–	$2,020

2012 Notes:
Non-cash interest	$1,698	$1,586	$3,367	$3,146
Cash Interest	980	980	1,959	1,959

Total	$2,678	$2,566	$5,326	$5,105

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

The Company expects that approximately $2.1 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.

Foreign Currency Hedging

From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. There were no foreign currency hedge contracts outstanding as of June 30, 2011 or December 31, 2010. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in AOCI, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.

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

Fair Value of Derivative Instruments

The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of June 30, 2011 and December 31, 2010:

	Fair Value as of
	June 30,	December 31,
Location on Balance Sheet (a):	2011	2010
	(In thousands)

Derivative Assets:
Interest rate swap — Other assets (b)	$196	$1,825

Derivative Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (b)	$2,103	$2,095

(a)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(b)	At June 30, 2011 and December 31, 2010, the notional amount related to the Company’s sole interest rate swap was $144.4 million and $148.1 million, respectively. In the subsequent twelve months, the Company expects to reduce these amounts by $10.3 million and $8.4 million, respectively.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three and six months ended June 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI Into Earnings- Effective Portion	Location in Statements of Operations
	(In thousands)

Three Months Ended June 30, 2011
Interest rate swap	$(2,958)	$(570)	Interest (expense)

Three Months Ended June 30, 2010
Currency hedge contracts	$(1,018)	$(1,009)	Other income (expense)

Six Months Ended June 30, 2011
Interest rate swap	$(2,781)	$(1,143)	Interest (expense)

Six Months Ended June 30, 2010
Currency hedge contracts	$(1,734)	$(1,718)	Other income (expense)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and six months ended June 30, 2011 and 2010.

7. STOCK-BASED COMPENSATION

As of June 30, 2011, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan.

Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors and employees, and generally expire six years from the grant date for employees and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant.

Stock Options

The Company granted approximately 34,000 and 59,000 stock options during the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011, there were approximately $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2 years. The Company received net proceeds of $3.3 million and $4.6 million from stock option exercises for the six months ended June 30, 2011 and 2010, respectively.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2011, there were approximately $13.1 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years.

On May 17, 2011, in connection with the extension of the employment agreement with the chief executive officer, the Company provided a grant of 165,000 contract stock/stock units (“SUs”). As the SUs vested at the grant date, the Company recognized a charge of approximately $8.4 million upon issuance, which was included in selling, general and administrative expenses.

The Company has no formal policy related to the repurchase of shares for the purpose of satisfying stock-based compensation obligations.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. The ESPP is a non-compensatory plan based on its terms.

8. TREASURY STOCK

On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of June 30, 2011, there remained $55.5 million available for share repurchases under this authorization. In addition to the authorization above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering. The following table sets forth the Company’s treasury stock activity:

	Six Months Ended June 30, 2011
	$	# of Shares
	(In thousands)
Shares repurchased in the open market in connection with the Board approved buyback program	$19,439	408
Shares repurchased in connection with the issuance of the 2016 Notes	37,570	805

Total	$57,009	1,213

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

Effective March 31, 2011, the Company froze the benefits due to the participants of the UK Plan in their entirety; this curtailment resulted in a $0.3 million reduction in the projected benefit obligations which the Company recorded on that date. The Company recorded the entire curtailment gain as an offset to the unrecognized net actuarial loss in accumulated other comprehensive income; therefore, this gain had no impact on the condensed consolidated statements of operations.

Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$26	$26	$53	$53
Interest cost	169	155	334	313
Expected return on plan assets	(149)	(119)	(295)	(244)
Recognized net actuarial loss	—	36	—	74

Net period benefit cost	$46	$98	$92	$196

The Company made $0.4 million and $0.5 million of contributions to its defined benefit pension plans during the six months ended June 30, 2011 and 2010, respectively.

10. Income Taxes

The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,
	2011	2010

Reported tax rate	65.0%	28.1%

	Six Months Ended June 30,
	2011	2010

Reported tax rate	27.6%	24.8%

The Company’s effective income tax rates for the three months ended June 30, 2011 and 2010 were 65.0% and 28.1%, respectively. Income tax expense for the three months ended June 30, 2011 included a $1.7 million correction to a deferred tax asset relating to 2009. The correction was not material to 2009 or to the expected results for the full year 2011, but represented a sizable adjustment to the tax expense recorded in the quarter. In addition, a tax law change in the State of New Jersey, effective June 30, 2011, resulted in an adjustment to certain deferred tax assets, which increased tax expense by $0.7 million. Further, the Company’s projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the second quarter and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded in the quarter. All of these items resulted in the reported effective tax rate for the three months ended June 30, 2011 to be 65.0%.

The Company’s effective income tax rates for the six months ended June 30, 2011 and 2010 were 27.6% and 24.8%, respectively. The income tax expense for the six months ended June 30, 2011 includes additional tax expense related to a $1.7 million correction to a deferred tax asset relating to 2009 that was recorded during the six-month period. This increase is partially offset because the Tax Relief, Unemployment Insurance and Job Creation Act of 2010 was passed during the fourth quarter of 2010, and had the effect of lowering the tax rate used to determine the tax provision for the second quarter of 2011 versus the rate that was in effect for the second quarter of 2010. Additionally, during the same period last year, we recorded a reversal of $2.3 million of accruals for uncertain tax positions resulting from matters which were considered effectively settled and the expiration of the statute of limitations for certain matters, which further lowered our effective tax rate for the prior-year period. Further, the Company’s projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the second quarter and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded during the six-month period.

11. NET INCOME PER SHARE

Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by less than $0.01 per share) on all of the periods presented; therefore, the Company does not present the full calculation below.

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$699	$15,157	$12,186	$30,379
Weighted average common shares outstanding	29,556	29,855	29,559	29,672
Basic net income per common share	$0.02	$0.51	$0.41	$1.02

Diluted net income per share:
Net income	$699	$15,157	$12,186	$30,379
Weighted average common shares outstanding — Basic	29,556	29,855	29,559	29,672
Effect of dilutive securities:
Stock options and restricted stock	622	544	595	610

Weighted average common shares for diluted earnings per share	30,178	30,399	30,154	30,282

Diluted net income per common share	$0.02	$0.50	$0.40	$1.00

At June 30, 2011 and 2010 the Company had 1.5 million and 1.9 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes and 2012 Notes. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended June 30, 2011 and 2010, 0.1 million and 0.7 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2011 and 2010, 0.2 million and 0.7 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants was also excluded from the diluted earnings per share calculation.

12. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$699	$15,157	$12,186	$30,379
Foreign currency translation adjustment	4,934	(16,704)	18,400	(27,933)
Change in unrealized gain on derivatives, net of tax	(1,361)	(5)	(933)	(11)
Pension liability adjustment, net of tax	(77)	—	185	—

Comprehensive income (loss)	$4,195	$(1,552)	$29,838	$2,435

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker reviews financial results and manages the business on an aggregate basis. Therefore, the Company presents financial results in a single reporting segment - the development, manufacture and distribution of medical devices.

Revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Orthopedics	$80,579	$72,819	$152,813	$143,006
Neurosurgery	72,102	66,306	140,460	131,080
Instruments	40,648	39,470	81,097	77,207

Total revenues	$193,329	$178,595	$374,370	$351,293

The Company attributes revenues to geographic areas based on the location of the customer. We summarize total revenues by major geographic area below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$144,872	$138,760	$278,172	$268,123
Europe	25,209	20,076	50,296	44,228
Asia Pacific	11,625	9,174	22,372	18,411
Other Foreign	11,623	10,585	23,530	20,531

Total revenues	$193,329	$178,595	$374,370	$351,293

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

In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that the Company owed an additional $6.7 million, and the Company recorded an accrual of $3.4 million for the settlement at that time. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million, and in June 2011 the Company and the seller agreed to settle the matter for $4.6 million. An accrual for an additional $1.2 million has been recorded at June 30, 2011 – for a total accrual of $4.6 million. There are no amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

The Company has various product liability claims pending against it for which it currently has accruals totaling $4.8 million recorded in the financial statements. The Company’s insurance policies cover these matters and the Company has recorded a corresponding receivable. Therefore, there is no impact on the Company’s consolidated statements of operations.

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

We manage these product groups and distribution channels on a centralized basis. Accordingly, we present our financial results under a single reporting segment — the development, manufacture and distribution of medical devices.

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

We believe that we are particularly effective in the following aspects of our business:

•

Developing, manufacturing and selling regenerative medicine products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products constituted 24% of revenues for the six months ended June 30, 2011 and 2010, respectively.

•

Developing metal implants for bone and joint repair, fixation and fusion. We have significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•

Acquiring and integrating new product lines and complementary businesses. Since 2008, we have acquired and integrated eight product lines or businesses through a disciplined acquisition program. We emphasize acquiring product lines at reasonable valuations which complement our existing products or can be used to gain greater advantages from our broad technology platform in tissue regeneration and metal implants. Our management is experienced at successfully integrating acquired product lines and businesses.

ACQUISITIONS

In May 2011, we acquired SeaSpine, Inc. (“SeaSpine”) for approximately $89.0 million subject to customary working capital adjustments and indemnification holdbacks totaling $8.0 million. SeaSpine, based in Vista, California, offers spinal fusion products to customers across the U.S. and in select markets in Europe. The addition of the SeaSpine business effectively doubles our distribution footprint and customer base in the U.S. spine hardware market.

RESULTS OF OPERATIONS

Executive Summary

Net income for the three months ended June 30, 2011 was $0.7 million, or $0.02 per diluted share as compared with net income of $15.2 million or $0.50 per diluted share for the three months ended June 30, 2010.

Net income for the six months ended June 30, 2011 was $12.2 million, or $0.40 per diluted share as compared with net income of $30.4 million or $1.00 per diluted share for the six months ended June 30, 2010.

For both of these periods, the decrease in net income resulted primarily from selling, general and administrative costs in connection with an incremental stock based compensation charge of $8.4 million, costs related to the implementation of our global enterprise resource planning system, and impairments of intangible assets. Additionally, during the first and second quarters of 2010, we reversed accruals of uncertain tax positions which decreased our overall tax expense for the six months ended June 30, 2010.

Our costs and expenses include the following charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition-related charges	$1,620	$640	$2,562	$1,195
Charges related to extending our Chief Executive Officer’s employment contract	8,379	—	8,379	—
Certain employee termination and related charges	812	—	846	628
Facility consolidation, acquisition integration, manufacturing and distribution transfer charges	271	784	2,093	1,246
Systems implementation charges	2,932	—	5,587	—
Intangible asset impairment charges	2,400	797	2,648	797
Charges associated with discontinued or withdrawn product lines	3,079	—	3,179	74
Expenses related to issuance costs in connection with the revised credit agreement	790	—	790	—
Non-cash amortization of imputed interest for convertible debt	1,998	1,888	3,632	3,941
Charges related to restructuring our European entities	116	—	378	—

Total	$22,397	$4,109	$30,094	$7,881

The items reported above are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product revenues	$3,516	$622	$4,854	$1,358
Research and development	—	48	300	102
Selling, general and administrative	15,193	754	19,370	1,683
Intangible asset amortization	900	797	1,148	797
Interest expense	2,788	1,888	4,422	3,941

Total	$22,397	$4,109	$30,094	$7,881

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities and for certain items where the amounts are non-cash in nature. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. During 2010, we started investing significant resources in the global implementation of a single enterprise resource planning system. We will capitalize certain of those costs and record the balance as operating expenses.

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

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Orthopedics	$80,579	$72,819	$152,813	$143,006
Neurosurgery	72,102	66,306	140,460	131,080
Instruments	40,648	39,470	81,097	77,207

Total revenue	193,329	178,595	374,370	351,293
Cost of product revenues	72,838	64,464	137,759	127,688

Gross margin on total revenues	$120,491	$114,131	$236,611	$223,605

Gross margin as a percentage of total revenues	62.3%	63.9%	63.2%	63.7%

THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Revenues and Gross Margin

For the three months ended June 30, 2011, total revenues increased by $14.7 million, or 8%, to $193.3 million from $178.6 million for the same period during 2010. Domestic revenues increased 4% to $144.9 million, or 75% of total revenues, for the three months ended June 30, 2011 from $138.8 million, or 78% of total revenues, for the three months ended June 30, 2010. International revenues increased to $48.4 million from $39.8 million in the prior-year period, an increase of 22%, driven in part by foreign exchange fluctuations from a stronger euro versus the U.S. dollar compared to the second quarter of 2010. Foreign exchange rate fluctuations overall accounted for a $4.2 million increase in revenues during the second quarter of 2011 as compared to the same period last year.

Orthopedics revenues were $80.6 million, an increase of 11% over the prior-year period. Most of the increase came from sales of spinal implants from our SeaSpine acquisition, regenerative medicine products for skin and wound repair and from sales of orthobiologics. Additionally, implants in the forefoot and peripheral nerve repair products in upper and lower extremities increased over the same quarter last year.

Neurosurgery revenues were $72.1 million, up 9% from the prior-year period. The primary sales driver was an increase in ultrasonic tissue ablation systems, neuromonitoring devices used in the critical care setting, and implants.

Revenues in the Instruments category were $40.6 million, up 3% from the prior year. Sales of instruments, surgical lighting systems, and retractors in the acute care setting have increased while instruments in our office based channel have decreased 1% compared to the same period in 2010.

Gross margin increased by $6.4 million to $120.5 million for the three-month period ended June 30, 2011, from $114.1 million for the same period last year. Gross margin as a percentage of total revenue was 62.3% compared to 63.9% in the prior year period. Included in the 2011 gross margin amount were impairments of intangible technology assets, the impact of discontinued products and a portion of the amortization of the SeaSpine inventory at acquisition value. Additionally, we had slightly higher costs of manufacturing than in the prior year period.

We expect that our gross margin for the full year 2011 will be in line with our full year 2010 gross margin. This will be achieved despite the incremental costs related to the amortization of SeaSpine inventory at acquisition value, and the aforementioned intangible asset charge. We plan to achieve this through (i) improving efficiencies in our manufacturing operations, resulting in better yields and lower costs, and to a lesser extent, (ii) increasing our sales of higher gross margin products as a proportion of total revenues, particularly those from our orthopedic lines.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2011	2010
Research and development	6.6%	6.6%
Selling, general and administrative	49.5%	41.5%
Intangible asset amortization	2.1%	2.0%

Total operating expenses	58.2%	50.1%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $22.9 million, or 26%, to $112.5 million in the second quarter of 2011 compared to $89.6 million in the second quarter of 2010.

Research and development expenses in the second quarter of 2011 increased by $0.9 million to $12.7 million compared to $11.8 million in the same period last year. This increase resulted primarily from headcount increases as we concentrate on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.

Selling, general and administrative expenses in the second quarter of 2011 increased by $21.5 million to $95.7 million compared to $74.2 million in the same period last year. Selling expenses increased by $4.2 million primarily due to commission costs and increases in the sales organization in the United States and Europe. General and administrative costs increased $17.3 million primarily due to an incremental stock based compensation charge of $8.4 million related to the renewal of our chief executive officer’s employment agreement, charges related to the implementation of our global enterprise resource planning system of $2.9 million, costs related to our acquisitions of $1.1 million and to a lesser extent headcount, compensation and benefit costs. We will continue to expand our direct sales organizations in our direct selling platforms where business opportunities are most attractive, including extremity reconstruction, and increase corporate staff to support our information systems infrastructure to facilitate future growth. We continue to expect that selling, general and administrative spending will be between 40% and 42% of revenues.

Amortization expense in the second quarter of 2011 was $4.0 million compared to $3.6 million in the same period last year. This increase is related primarily to tradename impairments of $0.9 million in connection with our re-branding strategy, which were partially offset by the completion of the amortization period for certain intangible assets. The Company has also identified several tradenames that it will phase out through the end of 2012; therefore, their useful lives will be shortened which will result in additional amortization expense of $1.6 million in the second half of 2011 and $2.7 million for the full year 2012. As our re-branding strategy continues to evolve, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended June 30,
	2011	2010
Interest income	$127	$52
Interest expense	$(6,722)	$(4,300)
Other income (expense)	$593	$763

Interest Income

Interest income increased in the three months ended June 30, 2011 compared to the same period last year, primarily as a result of higher overall cash balances.

Interest Expense

Interest expense in the three months ended June 30, 2011 increased primarily because of additional borrowings during the period on our senior credit facility and the impact of the interest rate swap which increased our interest expense by $0.6 million. Additionally, the three-month period ended June 30, 2011 includes approximately $0.8 million of debt issuance costs that were immediately expensed upon the refinancing of our senior credit facility. Our reported interest expense for the three-month periods ended June 30, 2011 and 2010 includes non-cash interest related to the accounting for convertible securities of $2.0 million and $2.1 million, respectively.

Other Income

Other income for the second quarter of 2011 of $0.6 million consists primarily of income from credits for research and development activities performed in foreign jurisdictions partially offset by foreign exchange losses on intercompany balances. Other income for the second quarter of 2010 of $0.8 million consists primarily of foreign exchange gains on intercompany balances.

Income Taxes

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Income before income taxes	$1,998	$21,094
Income tax expense	$1,299	$5,937

Effective tax rate	65.0%	28.1%

Our effective income tax rates for the three months ended June 30, 2011 and 2010 were 65.0% and 28.1%, respectively. Income tax expense for the three months ended June 30, 2011 included a $1.7 million correction to a deferred tax asset relating to 2009. The correction was not material to 2009 or to the expected results for the full year 2011, but represented a sizable adjustment to the tax expense recorded in the quarter. In addition, a tax law change in the State of New Jersey, effective June 30, 2011, resulted in an adjustment to certain deferred tax assets, which increased tax expense by $0.7 million. Further, our projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the second quarter and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded in the quarter. All of these items resulted in the reported effective tax rate for the three months ended June 30, 2011 to be 65.0%.

Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year to be approximately 10%.

SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Revenues and Gross Margin

For the six-month period ended June 30, 2011, total revenues increased by $23.1 million or 7%, to $374.4 million from $351.3 million during the prior-year period. Domestic revenues increased by 4% to $278.2 million and were 74% and 76% of total revenues for the six months ended June 30, 2011 and 2010, respectively. International revenues increased $13.0 million to $96.2 million, an increase of 16% compared to the same period in 2010. Foreign exchange fluctuations accounted for a $5.0 million increase in revenues for the six month period ended June 30, 2011.

Orthopedics revenues were $152.8 million, an increase of 7% over the prior year period. Spine and orthobiologics products led the growth in this category primarily as a result of our SeaSpine acquisition. Other increases came from sales of engineered collagen products for skin and wound repair and as a result of extremities reconstruction products implants for the forefoot.

Neurosurgery revenues were $140.5 million, an increase of 7% over the prior year period. As was the case in the second quarter, the primary sales driver for the year-to-date period was an increase in ultrasonic tissue ablation systems, neuromonitoring devices used in the critical care setting, and duraplasty products.

Instruments revenues were $81.1 million, an increase of 5% over the prior year period. Sales of surgical lighting systems and handheld instruments in the office based channel primarily drove the growth in this category.

Gross margin increased by $13.0 million to $236.6 million for the six-month period ended June 30, 2011, from $223.6 million for the same period last year. Gross margin as a percentage of total revenue was 63.2% for the first two quarters of 2011, compared to 63.7% for this same period during 2010. This decrease resulted from impairments of intangible technology assets, amortization of the SeaSpine inventory at acquisition value, and product discontinuance costs.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2011	2010
Research and development	6.6%	6.6%
Selling, general and administrative	47.0%	41.7%
Intangible asset amortization	1.9%	1.9%

Total operating expenses	55.5%	50.2%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $31.3 million, or 18%, to $207.7 million in the first half of 2011, compared to $176.4 million in the same period last year.

Research and development expenses in the first half of 2011 increased by $1.8 million to $24.9 million compared to $23.1 million in the same period last year. This increase resulted primarily from headcount increases as we concentrate on product development efforts for our spine, neurosurgery and extremity reconstruction product lines.

Selling, general and administrative expenses in the first half of 2011 increased by $29.1 million to $175.8 million compared to $146.7 million in the same period last year. Selling expenses increased by $6.7 million primarily because of an increase in revenues and the corresponding commission costs. General and administrative costs increased $22.3 million due to an incremental stock based compensation charge of $8.4 million related to the renewal of our chief executive officer’s employment agreement, charges related to the implementation of our global enterprise resource planning system of $5.6 million, acquisition related costs of $1.4 million, severance costs, and to a lesser extent, increases in compensation costs brought on by increased headcount and bonus accruals.

Amortization expense in the first six months of 2011 increased by $0.5 million to $7.1 million compared to $6.6 million in the same period last year. The increase was primarily related to the impairment of tradenames totaling $1.1 million, partially offset by the completion of the amortization period for certain intangible assets. Additionally, the Company has identified several tradenames that it will phase out through the end of 2012; therefore, their useful lives have been shortened. Accordingly, this change in useful life will result in incremental amortization expense of $1.6 million in the second half of 2011 and $2.7 million in the full year of 2012. As our re-branding strategy continues to evolve, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses (in thousands):

	Six Months Ended June 30,
	2011	2010
Interest income	$200	$113
Interest expense	(12,191)	(8,841)
Other income (expense)	(50)	1,909

Interest Income

Interest income increased in the six-month period ended June 30, 2011, compared to the same period last year, primarily due to higher average cash balances.

Interest Expense

Interest expense increased in the six-month period ended June 30, 2011, compared to the same period last year, primarily because of increased average borrowings under our Senior Credit Facility during the period. Additionally, the impact of our interest rate swap resulted in additional interest expense of $1.1 million during the period. Furthermore, the six-month period ended June 30, 2011 includes approximately $0.8 million of debt issuance costs that were immediately expensed upon the refinancing of our Senior Credit Facility. Our reported interest expense for the six-month periods ended June 30, 2011 and 2010 includes non-cash interest related to the accounting for convertible securities of $3.7 million and $4.3 million, respectively.

Other Income (Expense)

Other income (expense) in the six months ended June 30, 2011 consisted of research and development reimbursements from foreign governments, which was almost entirely offset by foreign exchange losses. Other income (expense) in the six months ended June 30, 2010 consisted primarily as a result of foreign exchange gains of $1.9 million

Income Taxes

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Income before income taxes	$16,831	$40,403
Income tax expense	$4,645	$10,024

Effective tax rate	27.6%	24.8%

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 27.6% and 24.8%, respectively. The income tax expense for the six months ended June 30, 2011 reflects additional tax expense related to a $1.7 million collection to a deferred tax asset relating to 2009 that was recorded during the six-month period. The increase in rate was tempered by the fact that during the fourth quarter of 2010, the Tax Relief, Unemployment Insurance and Job Creation Act of 2010 was passed, which lowered the tax rate used to determine the tax provision for the first six months of 2011 versus the rate that was in effect for the first six months of 2010. Additionally, during the six months ended June 30, 2010, we recorded a reversal of $2.3 million of accruals for uncertain tax positions due to matters that were considered effectively settled and the expiration of the statute of limitations for certain matters, which further reduced the 2010 effective rate below the 2011 effective rate. Further, our projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the second quarter and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded, during the six-month period.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$144,872	$138,760	$278,172	$268,123
Europe	25,209	20,076	50,296	44,228
Asia Pacific	11,625	9,174	22,372	18,411
Other Foreign	11,623	10,585	23,530	20,531

Total Revenues	$193,329	$178,595	$374,370	$351,293

Most of our revenues are from customers within the United States. Sales to U.S. customers were up approximately 4% for the three month period ended June 30, 2011 due to the strength of our orthopedics category. Over the past several quarters, revenues from our European customers have been affected by the austerity measures put in place by various European governments which has impacted their healthcare spending levels. Despite these austerity measures, during the second quarter we had an increase in European sales of approximately 26% which was driven largely by changes in foreign exchange rates and growth in neurosurgery and orthopedics products. Sales to customers in the Asia Pacific region increased approximately 27% for the three month period ended June 30, 2011 largely due to neurosurgery sales, while sales in orthopedics, and instruments grew modestly. Sales to our other foreign customers, particularly in Canada and Latin American countries, increased approximately 10% for the three month period ended June 30, 2011; this increase was focused in instruments and orthopedics.

Sales to U.S. customers were also up approximately 4% for the six month period ended June 30, 2011 due to the strength of our orthopedics business, while instruments and neurosurgery product sales grew modestly. We had an increase in European sales of approximately 14% for the six month period ended June 30, 2011 due in part to foreign exchange fluctuations, which had an impact on our neurosurgery products, and to a lesser extent, orthopedics and instruments. Sales to customers in the Asia Pacific region increased approximately 22% for the six month period ended June 30, 2011 largely due to neurosurgery sales while orthopedics and instruments revenues grew modestly. Sales to our other foreign customers, particularly in Canada and Latin American countries, increased approximately 15% for the six month period ended June 30, 2011 primarily in instruments.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

We had cash and cash equivalents totaling approximately $137.3 million and $128.8 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, our non-U.S. subsidiaries held approximately $88.5 million of cash and cash equivalents that are available for use by all of our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$45,838	$47,495
Net cash used in investing activities	(93,937)	(14,112)
Net cash provided by (used in) financing activities	50,867	(3,244)
Effect of exchange rate fluctuations on cash	5,748	(8,412)

Net increase in cash and cash equivalents	$8,516	$21,727

Cash Flows Provided by Operating Activities

We generated operating cash flows of $45.8 million and $47.5 million for the six months ended June 30, 2011 and 2010, respectively. Operating cash flows were lower than the same period in 2010 largely because of the decreased net income for the period, partially offset by an increase in stock based compensation charges. Net income for the six months ended June 30, 2011, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $52.0 million. Changes in working capital reduced cash flows by approximately $5.7 million. Among the changes in working capital, accounts receivable used $0.7 million of cash, inventory used $9.6 million of cash, and deferred revenue used $1.1 million of cash; however, prepaid expenses and other current assets provided $1.2 million, and accounts payable, accrued expenses and other current liabilities provided $4.4 million of cash.

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

Cash Flows Used in Investing Activities

During the six months ended June 30, 2011, we paid $80.8 million ($81.0 million net of $0.2 million of cash acquired) related to our acquisition of SeaSpine, Inc. and incurred $13.1 million in capital expenditures related primarily to expanding our regenerative medicine manufacturing capacity. During the six months ended June 30, 2010, we paid $11.7 million in cash for capital expenditures and $2.4 million for business acquisitions.

Cash Flows Used in Financing Activities

Our principal sources of cash from financing activities relates to $230.0 million in borrowings under the 2016 Notes issued in June 2011, proceeds from the related warrant sale of $28.5 million, and $85.0 million in additional borrowings under our Senior Credit Facility. These amounts were offset by $188.8 million in repayments under our Senior Credit Facility, $42.9 million for the call option on our 2016 Notes, debt issuance costs of $8.0 million, treasury stock purchases of $57.0 million and proceeds from stock option exercises and the tax impact of stock based compensation of $4.1 million.

Our principal uses of cash for financing activities in the six months ended June 30, 2010 were from the repayment of the liability component of our 2010 Notes of $71.4 million, and proceeds from net borrowings under our senior credit facility of $60.0 million. Additionally, we generated proceeds from stock option exercises and the tax impact of stock-based compensation of $8.1 million in 2010.

Working Capital

At June 30, 2011 and December 31, 2010, working capital was $377.8 million and $243.0 million, respectively. The increase in working capital is primarily related to financing the purchase of SeaSpine with long term borrowings under our Senior Credit Facility and additional cash generated during the period.

Amended and Restated Senior Credit Agreement

During 2010, we entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”) and further amended the Senior Credit Facility in June 2011. The June 2011 amendment increased the revolving credit component from $450.0 million to $600.0 million by reallocating and eliminating the $150.0 million term loan component that existed under the original amended and restated credit agreement, allows us to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides us with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Senior Credit Facility’s maturity was extended from August 10, 2015 to June 8, 2016 and is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants.

Borrowings under the Senior Credit Facility currently bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

The Company will also pay an annual commitment fee (ranging from 0.15% to 0.3%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At June 30, 2011 and December 31, 2010, there was $144.4 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.5% and 2.5%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At June 30, 2011, there was approximately $455.6 million available for borrowing under the Senior Credit Facility.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes”) at an annual rate of 2.375%, and on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625% (collectively, “the Notes”). The 2012 Notes and 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares and 17.4092 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share and $57.44 per share, respectively). We expect to satisfy any conversion of the Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2012 Notes and 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% and 150%, respectively, of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% or 98%, respectively, of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2011, or June 15, 2016, respectively; or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. None of these conditions existed with respect to the Notes; therefore the 2016 Notes are classified as long-term. The 2012 Notes are classified as long-term based on the Company’s intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility.

The Notes, under the terms of the applicable private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The Notes are Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to us was approximately $30.4 million for the 2012 Notes and $42.9 million for the 2016 Notes. We received approximately $12.2 million and $28.5 million of proceeds from the warrant transactions for the 2012 Notes and 2016 Notes, respectively. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $64.96 for the 2012 Notes and $57.44 for the 2016 Notes, subject to anti-dilution adjustments substantially similar to those in the Notes. The initial strike price of the warrant transactions is approximately $90.95 for the 2012 Notes and $70.05 for the 2016 Notes, in each case subject to customary anti-dilution adjustments.

We may from time to time seek to retire or purchase a portion of our outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased Notes may terminate early, but only with respect to the number of Notes that cease to be outstanding. The amounts involved may be material.

Share Repurchase Plan

On October 29, 2010, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. Under this program during the first six months of 2011, we repurchased approximately 0.4 million shares at a cost of $19.5 million; $55.5 million remains available under the authorization.

In addition to the authorization above, on June 3, 2011 the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that debt offering. The Company repurchased 0.8 million shares for an aggregate purchase price of $37.6 million under that authorization during the second quarter of 2011.

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

Contractual Obligations and Commitments

As of June 30, 2011, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$395.0	$165.0	$—	$—	$230.0
Revolving Credit Facility(2)	145.0	—	—	145.0	—
Interest(3)	26.4	7.8	7.4	7.4	3.8
Employment Agreements(4)	3.6	1.9	1.7	—	—
Operating Leases	46.7	10.0	16.3	11.2	9.2
Acquisition consideration(5)	13.7	8.7	5.0	—	—
Purchase Obligations	13.1	12.3	0.8	—	—
Other	7.3	1.5	1.1	1.2	3.5

Total	$650.8	$207.2	$32.3	$164.8	$246.5

(1)	The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. We have the ability and intent to settle the $165.0 million 2012 Notes that are due within one year with long-term borrowing under our Senior Credit Faclity, and have therefore classified these borrowings as long-term in our June 30, 2011 condensed consolidated balance sheet. See Note 5, “Debt,” of our consolidated financial statements for additional information.
(2)	The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long-term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
(3)	Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.
(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(5)	The acquisition consideration is comprised of amounts that may be due to the sellers of SeaSpine, Inc. upon the finalization of the working capital adjustment and indemnification holdback releases, the settlement of the Theken earnout dispute, and the earnout for Integra Neurosciences Pty Ltd.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $7.4 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

OTHER MATTERS

Critical Accounting Estimates

The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

Recently Issued Accounting Standards

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income; this standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. We can elect to present items of net income and other comprehensive income in one continuous statement, or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change: 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings-per-share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and we have not yet determined which method we will elect upon adoption.

On May 12, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard merges many aspects of fair value measurement guidance by amending U.S. GAAP and creating a new standard under International Financial Reporting Standards. The primary changes to U.S. GAAP include: 1) clarifying the valuation premise of highest and best use, 2) clarifying how portfolios of financial instruments are measured, 3) clarifying the use of blockage factors and other premiums and discounts, and 4) increasing the disclosure requirements in a number of circumstances. This standard is effective for fiscal years beginning after December 15, 2011, and we believe the standard will not have a material impact on our results.

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

Foreign Currency Exchange and Other Rate Risks

We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.

From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. There were no foreign currency forward contracts outstanding at June 30, 2011.

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

Interest Rate Risk

Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2011 would increase interest income by approximately $1.4 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $144.4 million outstanding as of June 30, 2011. We recognized $1.1 million of additional interest expense related to this derivative during the first half of 2011. The fair value of our interest rate derivative instrument was a net liability of $1.9 million at June 30, 2011.

Based on our outstanding borrowings at June 30, 2011, our variable rate debt is fully hedged and would not be impacted by a change in interest rates.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant items are described below.

In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that we owed an additional $6.7 million. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million, and in June 2011 the Company and the seller agreed to settle the matter for $4.6 million; accordingly, this amount has been accrued at June 30, 2011. There are no amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

We have various product liability claims pending against us for which we currently has accruals totaling $4.8 million recorded in the financial statements. Our insurance policies cover these matters and we have recorded a corresponding receivable. Therefore, there is no impact on our consolidated statements of operations.

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

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed other than the modifications to the risk factors as set forth below.

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

•

the FDA’s reform to the 510(k) Premarket Notification process which could make it more difficult to obtain clearance of our medical devices and could result in the requirement of clinical trial data in order to obtain FDA clearance; and

•	the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in their being removed from the market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, our Board of Directors adopted a new program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be repurchased either in the open market or in privately negotiated transactions.

There were purchases of approximately 0.4 million shares of our common stock totaling $19.5 million during the six months ended June 30, 2011 under this program.

In addition to the authorization above, on June 3, 2011 the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that debt offering. The Company repurchased 0.8 million shares for an aggregate purchase price of $37.6 million under that authorization during the second quarter of 2011.

ITEM 6. EXHIBITS

4.1	Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 15, 2011)

4.2	Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 15, 2011)

*4.3	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents

10.1	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2011)

10.2	Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 23, 2011)

*10.3	New Form of Contract Stock / Restricted Units Agreement (for 2011 Annual Equity Award for Stuart M. Essig)

*10.4	Form of Amendment 2011-1 to Contract Stock / Restricted Units Agreements between the Company and Mr. Essig

*10.5	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock / Units Agreement dated as of August 6, 2008

*10.6	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock / Restricted Units Agreement dated as of July 27, 2004

10.7	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.8	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.9	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.10	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.11	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.12	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.13	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.14	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.15	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.16	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.17	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.18	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.19	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.20	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.21	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.22	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on July 29, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: July 29, 2011	/s/ Stuart M. Essig
Stuart M. Essig
Chief Executive Officer

Date: July 29, 2011	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

4.1	Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 15, 2011)

4.2	Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 15, 2011)

*4.3	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents

10.1	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2011)

10.2	Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 23, 2011)

*10.3	New Form of Contract Stock / Restricted Units Agreement (for 2011 Annual Equity Award for Stuart M. Essig)

*10.4	Form of Amendment 2011-1 to Contract Stock / Restricted Units Agreements between the Company and Mr. Essig

*10.5	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock / Units Agreement dated as of August 6, 2008

*10.6	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock / Restricted Units Agreement dated as of July 27, 2004

10.7	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.8	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.9	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.10	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.11	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.12	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.13	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.14	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.15	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.16	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.17	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.18	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.19	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.20	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.21	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.22	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on July 29, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.