Form 10-Q
period 2011-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2011-10-31
CIK 917520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 27, 2011 was 26,821,221

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Reserved and Removed

Item 6. Exhibits	35

SIGNATURES	36

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenue	$202,185	$186,641	$576,555	$537,934
Costs and Expenses:
Cost of product revenues	78,651	69,194	216,410	196,882
Research and development	13,187	11,721	38,049	34,783
Selling, general and administrative	87,508	75,738	263,324	222,465
Intangible asset amortization	4,548	2,679	11,609	9,273

Total costs and expenses	183,894	159,332	529,392	463,403

Operating income	18,291	27,309	47,163	74,531
Interest income	154	59	354	172
Interest expense	(7,587)	(4,390)	(19,778)	(13,231)
Other income (expense), net	429	(707)	379	1,202

Income before income taxes	11,287	22,271	28,118	62,674
Income tax expense	44	5,788	4,689	15,812

Net income	$11,243	$16,483	$23,429	$46,862

Basic net income per common share	$0.39	$0.56	$0.80	$1.57
Diluted net income per common share	$0.39	$0.55	$0.79	$1.54
Weighted average common shares outstanding (See Note 11):
Basic	28,583	29,572	29,234	29,638
Diluted	29,029	30,072	29,820	30,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$110,991	$128,763
Trade accounts receivable, net of allowances of $7,063 and $7,322	117,777	106,005
Inventories, net	181,430	146,928
Deferred tax assets	37,800	35,284
Prepaid expenses and other current assets	28,330	27,869

Total current assets	476,328	444,849
Property, plant and equipment, net	122,435	99,456
Intangible assets, net	243,934	194,904
Goodwill	294,529	261,928
Deferred tax assets	24,766	7,894
Other assets	12,674	10,102

Total assets	$1,174,666	$1,019,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$108,438
Accounts payable, trade	35,475	27,783
Deferred revenue	3,629	4,444
Accrued compensation	26,491	27,562
Accrued expenses and other current liabilities	38,838	33,630

Total current liabilities	104,433	201,857
Long-term borrowings under senior credit facility	192,500	139,688
Long-term convertible securities	349,104	155,154
Deferred tax liabilities	8,614	10,645
Other liabilities	18,494	11,826

Total liabilities	673,145	519,170

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 35,899 and 35,745 issued at September 30, 2011 and December 31, 2010, respectively	359	359
Additional paid-in capital	600,852	552,227
Treasury stock, at cost; 8,722 shares and 7,212 shares at September 30, 2011 and December 31, 2010, respectively	(352,669)	(283,658)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment	(183)	(870)
Pension liability adjustment, net of tax	(571)	(771)
Unrealized loss on derivatives, net of tax	(2,526)	(154)
Retained earnings	256,259	232,830

Total stockholders’ equity	501,521	499,963

Total liabilities and stockholders’ equity	$1,174,666	$1,019,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$23,429	$46,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,303	28,668
Deferred income tax benefit	(4,450)	(1,664)
Amortization of debt issuance costs	2,630	1,065
Non-cash interest expense	7,119	5,519
Payment of accreted interest	—	(6,599)
Loss on disposal of property and equipment	—	163
Share-based compensation	18,897	11,453
Excess tax benefits from stock-based compensation arrangements	(844)	(3,475)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(777)	(4,257)
Inventories	(6,788)	(8,403)
Prepaid expenses and other current assets	(546)	4,104
Other non-current assets	(61)	(209)
Accounts payable, accrued expenses and other current liabilities	(4,185)	12,349
Deferred revenue	(816)	(567)
Other non-current liabilities	(1,278)	(7,868)

Net cash provided by operating activities	69,633	77,141

INVESTING ACTIVITIES:
Cash used in business acquisition, net of cash acquired	(149,420)	(4,171)
Purchases of property and equipment	(25,381)	(18,897)

Net cash used in investing activities	(174,801)	(23,068)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	135,000	75,000
Repayments under senior credit facility	(190,625)	(15,000)
Proceeds from liability component of convertible notes	186,830	—
Proceeds from equity component of convertible notes	43,170	—
Repurchase of liability component of convertible notes	—	(71,351)
Proceeds from the sale of stock purchase warrants	28,451	—
Purchase of option hedge on convertible notes	(42,895)	—
Debt issuance costs	(8,064)	(6,796)
Purchases of treasury stock	(69,011)	(31,278)
Proceeds from exercised stock options	3,544	5,702
Excess tax benefits from stock-based compensation arrangements	844	3,475

Net cash provided by (used in) financing activities	87,244	(40,248)

Effect of exchange rate changes on cash and cash equivalents	152	(2,884)

Net change in cash and cash equivalents	(17,772)	10,941

Cash and cash equivalents at beginning of period	128,763	71,891

Cash and cash equivalents at end of period	$110,991	$82,832

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

In the opinion of management, the September 30, 2011 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, the fair value debt instruments, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.

Recently Issued Accounting Standards

On September 15, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial statements.

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and the Company has not yet determined which method it will elect upon adoption.

On May 12, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard merges many aspects of fair value measurement guidance by amending U.S. GAAP and creating a new standard under International Financial Reporting Standards. The primary changes to U.S. GAAP include 1) clarifying the valuation premise of highest and best use, 2) clarifying how portfolios of financial instruments are measured, 3) clarifying the use of blockage factors and other premiums and discounts, and 4) increasing the disclosure requirements in a number of circumstances. This standard is effective for fiscal years beginning after December 15, 2011, and the Company believes the standard will not have a material impact on the Company’s financial statements.

Supplemental Cash Flow Information

During the nine months ended September 30, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.

2. BUSINESS ACQUISITIONS

Ascension Orthopedics, Inc.

On September 23, 2011, the Company acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.5 million, which includes amounts paid into escrow, subject to certain working capital adjustments. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle.

The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$627
Inventory	13,283
Accounts receivable	2,917
Other current assets	2,398
Property, plant and equipment	4,649
Other long-term assets	70
Deferred tax asset—long term	13,075
Intangible assets:		Wtd. Avg. Life:

Technology	7,885	10 years
Customer relationships	5,750	12 years
In-process research and development	1,739	Indefinite
Supplier relationship	4,510	10 years
Brand name	560	1 year
Goodwill	14,854

Total assets acquired	72,317
Accounts payable and other liabilities	5,827

Net assets acquired	$66,490

Management determined the preliminary fair value of net assets acquired during the third quarter of 2011. The goodwill recorded in connection with this acquisition is based on the benefits that the Company expects to generate from Ascension’s future cash flows. The goodwill acquired will not be deductible for tax purposes.

SeaSpine, Inc.

On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $89.0 million, subject to certain working capital adjustments and indemnification holdbacks totaling $8.0 million, which are accrued at September 30, 2011. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and synthetic bone substitute products.

The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$201
Inventory	14,900
Accounts receivable	7,608
Other current assets	623
Property, plant and equipment	9,177
Deferred tax asset – long term	302
Intangible assets:		Wtd. Avg. Life:

Technology	3,000	8 years
Customer relationships	41,200	13 years
Non-compete agreements	1,900	4 years
Brand name	300	1 year
Goodwill	14,897

Total assets acquired	94,108
Accounts payable and other liabilities	5,108

Net assets acquired	$89,000

Management determined the preliminary fair value of net assets acquired during the second quarter of 2011. The goodwill recorded in connection with this acquisition is based on the benefits that the Company expects to generate from SeaSpine’s future cash flows. For tax purposes, the Company is treating the acquisition as an asset acquisition; therefore, the goodwill will be deductible for tax purposes.

Integra Neurosciences Pty Ltd.

In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million based on the exchange rates in effect at the time of the acquisition (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. The Company paid approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation in November 2009 for the first revenue performance year, and another $1.0 million (1.0 million Australian dollars) in December 2010 for the second revenue performance year. The Company accrued $1.0 million (1.0 million Australian dollars) at September 30, 2011 for the third revenue performance year.

Theken

In August 2008, the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first-year revenue performance obligation in November 2009. From November 2009 through June 30, 2011 the Company had accrued a total of $4.6 million to settle a dispute related to a disagreement in the calculation of “trade sales” used in determining the revenue performance payment for the first year revenue performance obligation; the Company settled the dispute and paid this entire obligation in August 2011 (see Note 14, “Commitments and Contingencies”). There are no amounts due for the second performance year.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three months and nine months ended September 30, 2011 and 2010 as if the acquisitions completed by the Company during 2011 had been completed as of January 1, 2010. The acquisitions consummated during 2010 were not considered material and therefore, their impact has not been included below. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) decreases in certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. The supplemental pro-forma earnings for the three and nine months ended September 30, 2011 were adjusted to exclude $1.7 million and $3.2 million, respectively, of nonrecurring expenses for acquisition-related costs, the fair value adjustment to acquisition-date inventory, and amortization. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)

Total Revenue	$206,048	$203,795	$608,375	$589,505
Net income	$9,924	$13,418	$17,945	$36,866

Net income per share:
Basic	$0.35	$0.45	$0.61	$1.24
Diluted	$0.34	$0.44	$0.60	$1.21

3. INVENTORIES

Inventories, net consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Finished goods	$112,552	$87,508
Work-in process	39,184	31,536
Raw materials	29,694	27,884

	$181,430	$146,928

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Goodwill	$261,928
Accumulated impairment losses	—

Goodwill at December 31, 2010	261,928

Ascension acquisition	14,854
SeaSpine acquisition	14,897
Integra Spine earnout	1,200
Integra Neurosciences Pty Ltd. earnout	1,059
Foreign currency translation	591

Goodwill at September 30, 2011	$294,529

The Company performs its assessment of the recoverability of goodwill annually during the second quarter and it is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company performed its most recent assessment during the second quarter of 2011, and that assessment resulted in no impairment.

The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent assessment during the second quarter of 2011, which resulted in an impairment of $0.9 million related to one brand name asset that it will no longer use as a result of its rebranding strategy. This charge has been recorded as a component of amortization expense.

During the nine months ended September 30, 2011, the Company recorded impairment charges to definite-lived intangible assets of $1.6 million related to technology assets whose related products are being discontinued and $0.2 million related to a brand name that will no longer be used because of its rebranding strategy. The Company has recorded the charges as a component of cost of product revenues and amortization expense, respectively.

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted Average Life	September 30, 2011			December 31, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Completed technology	12 years	$77,644	$(31,585)	$46,059	$69,261	$(28,062)	$41,199
Customer relationships	12 years	147,032	(54,289)	92,743	99,290	(45,505)	53,785
Trademarks/brand names	35 years	33,697	(9,720)	23,977	33,448	(8,467)	24,981
Trademarks/brand names	Indefinite	48,484	—	48,484	49,384	—	49,384
Supplier relationships	30 years	33,810	(5,258)	28,552	29,300	(4,525)	24,775
All other*	15 years	12,059	(7,940)	4,119	8,440	(7,660)	780

		$352,726	$(108,792)	$243,934	$289,123	$(94,219)	$194,904

*	At September 30, 2011, all other included in-process research and development of $1.7 million, which was indefinite lived. At December 31, 2010 all other included in-process research and development of $0.3 million which was indefinite lived. During the second quarter of 2011, this asset was placed in service as a component of completed technology.

Based on quarter-end exchange rates, annual amortization expense is expected to approximate $24.2 million in 2011, $25.2 million in 2012, $19.2 million in 2013, $18.3 million in 2014 and $16.3 million in 2015. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT

2016 Convertible Senior Notes

On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The portion of the debt proceeds that the Company had classified as equity at the time of the offering was $43.2 million, and the Company is amortizing that amount to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component is 5.6%. In connection with this offering, the Company capitalized approximately $6.3 million of financing fees. At September 30, 2011, the carrying amount of the liability component was $188.9 million, the remaining unamortized discount was $41.1 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at September 30, 2011 was approximately $201.3 million.

The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of September 30, 2011, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

Holders of the 2016 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any.

The 2016 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the Notes (the “hedge participants”). The cost of the call transactions to the Company was approximately $42.9 million, representing options to buy 4.0 million shares from the hedge participants at an initial strike price of $57.44 per share, subject to customary anti-dilution adjustments. These transactions are expected to reduce the potential dilution upon conversion of the 2016 Notes. The Company received approximately $28.5 million of proceeds from the warrant transactions, representing an obligation to potentially deliver 4.0 million shares to the hedge participants at an initial strike price of $70.05 per share, subject to customary anti-dilution adjustments. The earliest expiration of these warrant transactions is March 15, 2017 and they continue to expire through the 100th scheduled trading day thereafter, as defined in the indenture. The warrants could separately have a dilutive effect on the Company’s earnings per share if the market price of its common stock exceeds the strike price of the warrants.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”) and further amended the Senior Credit Facility on June 8, 2011. The June 8, 2011 amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the original amended and restated credit agreement, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Senior Credit Facility’s maturity was extended from August 10, 2015 to June 8, 2016 and is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. In connection with the June 8, 2011 amendment, the Company capitalized $1.3 million of incremental financing costs, expensed $0.4 million of incremental financing costs, and expensed $0.4 million of previously capitalized financing costs. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2011, the Company was in compliance with all such covenants.

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

At September 30, 2011 and December 31, 2010, there was $192.5 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.5%, respectively. At September 30, 2011, there was approximately $407.5 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at September 30, 2011 was approximately $172.6 million. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

At December 31, 2010, there was $148.1 million outstanding under the term loan component of the Senior Credit Facility at an interest rate of 2.6%, and as noted above, this portion of the credit facility was eliminated and replaced with borrowings under the revolving credit component in June 2011.

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2010 Notes and $165.0 million aggregate principal amount of its 2012 Notes (the 2010 Notes and the 2012 Notes, collectively the “Notes”). The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. The portion of the debt proceeds that the Company had classified as equity at the time of the offering was $16.4 million for the 2010 Notes and $30.6 million for the 2012 Notes. The Company is amortizing those amounts to interest expense using the effective interest method through June 2010 for the 2010 Notes, and through June 2012 for the 2012 Notes. The effective interest rate implicit in the liability component was 6.5% for the 2010 Notes and 6.8% for the 2012 Notes. The 2010 Notes were paid off in June 2010 in accordance with their terms. At September 30, 2011, the carrying amount of the liability component of the 2012 Notes was $160.2 million, the remaining unamortized discount was $4.8 million, and the principal amount outstanding was $165.0 million. At December 31, 2010, the carrying amount of the liability component of the 2012 Notes was $155.2 million, the remaining unamortized discount was $9.8 million, and the principal amount outstanding was $165.0 million. The entire carrying amount of the 2012 Notes is classified as long-term in the September 30, 2011 balance sheet as the Company has the intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The fair value of the 2012 Notes at September 30, 2011 was approximately $162.6 million.

The 2012 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share). The Company will satisfy any conversion of the 2012 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2012 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 130% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2012 Notes is less than or equal to 97% of the average conversion value of the 2012 Notes during a period as defined in the indenture; (3) anytime after December 15, 2011; or (4) if specified corporate transactions occur. None of these conditions existed with respect to the 2012 Notes as of September 30, 2011. The 2012 Notes are classified as long-term based on the Company’s intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The issue price of the 2012 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2012 Notes are not converted.

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

Convertible Note Interest

The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)

2016 Notes :
Non-cash interest	$1,691	$—	$2,026	$—
Cash Interest	934	—	1,090	—

Total	$2,625	$—	$3,116	$—

2012 Notes :
Non-cash interest	$1,726	$1,614	$5,093	$4,760
Cash Interest	980	980	2,940	2,940

Total	$2,706	$2,594	$8,033	$7,700

2010 Notes :
Non-cash interest	$—	$—	$—	$1,190
Cash Interest	—	—	—	830

Total	$—	$—	$—	$2,020

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

The Company expects that approximately $1.9 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.

Foreign Currency Hedging

From time to time the Company enters into foreign currency hedge contracts intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. There were no foreign currency hedge contracts outstanding as of September 30, 2011 or December 31, 2010. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in AOCI, net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.

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

Counterparty Credit Risk

The Company manages its concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to a group of major financial institutions with investment-grade credit ratings, and by actively monitoring their credit ratings and outstanding positions on an ongoing basis. Therefore, the Company considers the credit risk of the counterparties to be low. Furthermore, none of the Company’s derivative transactions is subject to collateral or other security arrangements, and none contains provisions that depend upon the Company’s credit ratings from any credit rating agency.

Fair Value of Derivative Instruments

The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of September 30, 2011 and December 31, 2010:

	Fair Value as of
Location on Balance Sheet (a):	September 30, 2011	December 31, 2010
	(In thousands)

Derivative Assets:
Interest rate swap — Other assets (b)	$—	$1,825

Derivative Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (b)	$1,860	$2,095

Interest rate swap — Other liabilities (b)	$2,572	$—

(a)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(b)	At September 30, 2011 and December 31, 2010, the notional amount related to the Company’s sole interest rate swap was $142.5 million and $148.1 million, respectively. In the subsequent twelve months, the Company expects to reduce these amounts by $11.2 million and $8.4 million, respectively.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI Into Earnings- Effective Portion	Location in Statements of Operations
	(In thousands)

Three Months Ended September 30, 2011
Interest rate swap	$(3,116)	$(591)	Interest (expense)

Three Months Ended September 30, 2010
Currency hedge contracts	$3,430	$3,437	Other income (expense)
Interest rate swap	(2,644)	—	Interest (expense)

	$786	$3,437

Nine Months Ended September 30, 2011
Interest rate swap	$(5,897)	$(1,735)	Interest (expense)

Nine Months Ended September 30, 2010
Currency hedge contracts	$1,695	$1,718	Other income (expense)
Interest rate swap	(2,644)	—	Interest (expense)

	$(949)	$1,718

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and nine months ended September 30, 2011 and 2010.

7. STOCK-BASED COMPENSATION

As of September 30, 2011, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan.

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

Stock Options

The Company granted approximately 34,000 and 59,000 stock options during the nine months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011, there were approximately $0.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2 years. The Company received net proceeds of $3.5 million and $5.7 million from stock option exercises for the nine months ended September 30, 2011 and 2010, respectively.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2011, there were approximately $12.4 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately 2 years.

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

8. TREASURY STOCK

On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of September 30, 2011, there remained $43.6 million available for share repurchases under this authorization. In addition to the authorization above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering.

The following table sets forth the Company’s treasury stock activity:

	Nine Months Ended September 30, 2011
	$	# of Shares
	(In thousands)
Shares repurchased in the open market in connection with the Board approved buyback program authorized on October 29, 2010	$31,441	704
Shares repurchased in connection with the issuance of the 2016 Notes	37,570	805

Total	$69,011	1,509

The Company repurchased an additional 0.4 million shares between October 1, 2011 and October 20, 2011 for an aggregate amount of $14.4 million.

9. RETIREMENT BENEFIT PLANS

The Company maintains defined benefit pension plans that cover employees in its manufacturing plants located in Andover, United Kingdom (the “UK Plan”) and Tuttlingen, Germany (the “Germany Plan”). The Company closed the Tuttlingen, Germany plant in December 2005. The Company did not terminate the Germany Plan, and the Company remains obligated for the accrued pension benefits related to this plan. The plans cover certain current and former employees.

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

Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$26	$53	$79
Interest cost	167	166	501	479
Expected return on plan assets	(147)	(124)	(443)	(368)
Recognized net actuarial loss	—	38	—	112

Net period benefit cost	$20	$106	$111	$302

The Company made $0.9 million and $0.7 million of contributions to its defined benefit pension plans during the nine months ended September 30, 2011 and 2010, respectively.

10. Income Taxes

The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,
	2011	2010

Reported tax rate	0.4%	26.0%

	Nine Months Ended September 30,
	2011	2010

Reported tax rate	16.7%	25.2%

The Company’s effective income tax rates for the three months ended September 30, 2011 and 2010 were 0.4% and 26.0%, respectively. Income tax expense for the three months ended September 30, 2011 included a $0.8 million reversal of accruals for uncertain tax positions due to the expiration of the statute of limitations, which represented a sizeable adjustment to the tax expense recorded during the quarter. Further, the Company’s projection of full-year income in the United States decreased compared to last year due to costs and expenses recorded in the third quarter and year-to-date and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded in the quarter.

The Company’s effective income tax rates for the nine months ended September 30, 2011 and 2010 were 16.7% and 25.2%, respectively. The income tax expense for the nine months ended September 30, 2011 includes additional tax expense related to a $1.7 million correction to a deferred tax asset relating to 2009 that was recorded during the nine-month period. This increase is partially offset because the Tax Relief, Unemployment Insurance and Job Creation Act of 2010 was passed during the fourth quarter of 2010, which lowered the tax rate used to determine the tax provision for the first nine months of 2011 versus the rate that was in effect for the first nine months of 2010. Additionally, during the nine months ended September 30, 2011 and 2010, we recorded reversals of $1.1 million and $3.7 million, respectively, of accruals for uncertain tax positions resulting from matters which were considered effectively settled and the expiration of the statute of limitations for certain matters, which further lowered the effective tax rate for the prior-year period. Further, the Company’s projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the nine months and the projection of similar costs and expenses for the remainder of the year.

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

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$11,243	$16,483	$23,429	$46,862
Weighted average common shares outstanding	28,583	29,572	29,234	29,638
Basic net income per common share	$0.39	$0.56	$0.80	$1.57

Diluted net income per share:
Net income	$11,243	$16,483	$23,429	$46,862
Weighted average common shares outstanding — Basic	28,583	29,572	29,234	29,638
Effect of dilutive securities:
Stock options and restricted stock	446	500	586	588

Weighted average common shares for diluted earnings per share	29,029	30,072	29,820	30,226

Diluted net income per common share	$0.39	$0.55	$0.79	$1.54

At September 30, 2011 and 2010, the Company had 1.5 million and 1.9 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes and 2012 Notes. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended September 30, 2011 and 2010, 0.5 million and 0.8 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. For the nine months ended September 30, 2011 and 2010, 0.2 million and 0.7 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants was also excluded from the diluted earnings per share calculation.

12. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$11,243	$16,483	$23,429	$46,862
Foreign currency translation adjustment	(17,712)	21,979	688	(5,954)
Change in unrealized gain on derivatives, net of tax	(1,439)	(1,514)	(2,372)	(1,525)
Pension liability adjustment, net of tax	14	—	200	—

Comprehensive income (loss)	$(7,894)	$36,948	$21,945	$39,383

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker reviews financial results and manages the business on an aggregate basis. Therefore, the Company presents financial results in a single reporting segment - the development, manufacture and distribution of medical devices.

Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Orthopedics	$86,435	$72,970	$239,248	$215,976
Neurosurgery	72,426	69,816	212,886	200,896
Instruments	43,324	43,855	124,421	121,062

Total revenues	$202,185	$186,641	$576,555	$537,934

The Company attributes revenues to geographic areas based on the location of the customer. We summarize total revenues by major geographic area below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$158,233	$145,257	$436,405	$413,380
Europe	20,308	20,847	70,603	65,075
Asia Pacific	11,308	11,042	33,680	29,453
Other Foreign	12,336	9,495	35,867	30,026

Total revenues	$202,185	$186,641	$576,555	$537,934

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

In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that the Company owed an additional $6.7 million, and the Company recorded an accrual of $3.4 million for the settlement at that time. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million, and in June 2011 the Company and the seller agreed to settle the matter for $4.6 million, which was accrued at that time. The $4.6 million settlement was paid in August 2011. There are no amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

The Company has various product liability claims pending against it. During 2011, the most significant of these matters was settled for approximately $4.6 million. The Company’s insurance policies covered this matter and the Company had recorded a corresponding receivable; therefore, there was no net impact on the Company’s consolidated statements of operations.

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

We aim to achieve this growth in revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (derived through acquisitions and products developed internally), (2) gross margins on total revenues, (3) operating margins (which we aim to improve as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation and amortization, and (5) earnings per diluted share of common stock.

We believe that we are particularly effective in the following aspects of our business:

•	Developing, manufacturing and selling regenerative medicine products. We have a broad technology platform for developing products that regenerate or repair soft tissue and bone. We believe that we have a particular advantage in developing, manufacturing and selling tissue repair products derived from bovine collagen. These products constituted 23% of revenues for the nine months ended September 30, 2011 and 2010, respectively.

•

Developing metal implants for bone and joint repair, fixation and fusion. We have significant expertise in developing metal implants for use in bone and joint repair, fixation and fusion and in successfully bringing those products to market.

•

Acquiring and integrating new product lines and complementary businesses. Since 2008, we have acquired and integrated nine product lines or businesses through a disciplined acquisition program. We emphasize acquiring product lines at reasonable valuations which complement our existing products or can be used to gain greater advantages from our broad technology platform in tissue regeneration and metal implants. Our management is experienced at successfully integrating acquired product lines and businesses.

ACQUISITIONS

On September 23, 2011, the Company acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.5 million, which includes amounts paid into escrow, subject to certain working capital adjustments. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle. In particular, Ascension will add a significant number of new and differentiated products to our extremities portfolio and access to the shoulder market.

In May 2011, we acquired SeaSpine, Inc. (“SeaSpine”) for approximately $89.0 million, subject to customary working capital adjustments and indemnification holdbacks totaling $8.0 million. SeaSpine, based in Vista, California, offers spinal fusion products to customers across the U.S. and in select markets in Europe. The addition of the SeaSpine business effectively doubles our distribution footprint and customer base in the U.S. spine hardware market.

RESULTS OF OPERATIONS

Executive Summary

Net income for the three months ended September 30, 2011 was $11.2 million, or $0.39 per diluted share as compared with net income of $16.5 million or $0.55 per diluted share for the three months ended September 30, 2010.

Net income for the nine months ended September 30, 2011 was $23.4 million, or $0.79 per diluted share as compared with net income of $46.9 million or $1.54 per diluted share for the nine months ended September 30, 2010.

For both of these periods, the decrease in net income resulted primarily from higher selling, general and administrative expenses in the United States, in particular from our orthopedics products and the implementation of our global enterprise resource planning system, higher manufacturing costs and higher interest expense. Additionally, during the nine months ended September 30, 2011, we incurred an incremental stock-based compensation charge of $8.4 million related to the renewal of our chief executive officer’s employment agreement, and impairments of intangible assets. Lower income tax expenses resulting principally from substantially lower taxable income in the United States helped offset some of the decrease in net income.

Our costs and expenses include the following charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition-related charges	$1,665	$889	$4,227	$2,084
Charges related to extending our Chief Executive Officer’s employment contract	—	—	8,379	—
Certain employee termination and related charges	—	531	846	1,159
Facility consolidation, acquisition integration, manufacturing and distribution transfer charges	34	1,347	2,127	2,593
Systems implementation charges	6,245	—	11,832	—
Expenses associated with remediation and related unplanned idle time and underutilization at our Plainsboro, New Jersey manufacturing facility	1,748	—	1,748	—
Intangible asset impairment charges	—	59	2,648	856
Charges related to our Chief Operating Officer joining the Company	100	—	100	—
Charges associated with discontinued product lines	485	—	3,664	74
Expenses related to issuance costs in connection with the revised credit agreement	—	—	790	—
Non-cash amortization of imputed interest for convertible debt	3,417	1,578	7,049	5,519
Charges related to restructuring our European entities	—	395	378	395

Total	$13,694	$4,799	$43,788	$12,680

The items reported above are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenues	$3,518	$1,196	$8,372	$2,554
Research and development	—	—	300	102
Selling, general and administrative	6,759	1,966	26,129	3,649
Intangible asset amortization	—	59	1,148	856
Interest expense	3,417	1,578	7,839	5,519

Total	$13,694	$4,799	$43,788	$12,680

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration, and restructuring activities and for certain items where the amounts are non-cash in nature. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. During 2010, we started investing significant resources in the global implementation of a single enterprise resource planning system. Once the project reaches the application development stage, we will begin to capitalize the related expenditures.

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

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Orthopedics	$86,435	$72,970	$239,248	$215,976
Neurosurgery	72,426	69,816	212,886	200,896
Instruments	43,324	43,855	124,421	121,062

Total revenue	202,185	186,641	576,555	537,934
Cost of product revenues	78,651	69,194	216,410	196,882

Gross margin on total revenues	$123,534	$117,447	$360,145	$341,052

Gross margin as a percentage of total revenues	61.1%	62.9%	62.5%	63.4%

THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues and Gross Margin

For the three months ended September 30, 2011, total revenues increased by $15.6 million, or 8%, to $202.2 million from $186.6 million for the same period during 2010. Domestic revenues increased 9% to $158.2 million for the three months ended September 30, 2011 from $145.3 million for the three months ended September 30, 2010. During both of these periods, domestic revenues represented 78% of total revenues. International revenues increased to $44.0 million from $41.4 million in the prior-year period, an increase of 6%, driven exclusively by foreign exchange rate fluctuations, especially from a stronger euro versus the U.S. dollar.

Orthopedics revenues were $86.4 million, an increase of 18% over the prior-year period. Most of the increase came from sales of spinal implants from our SeaSpine acquisition, and from sales of orthobiologics. However, we are beginning to see softness in our extremity reconstruction business, which is the largest component of our orthopedics category. Our sales of foot and ankle, and skin products were weaker than expected in the quarter. Finally sales of our private label products were down slightly from the same period last year.

Neurosurgery revenues were $72.4 million, up 4% from the prior-year period. Sales of critical care and cranial stabilization products drove much of the increase. International neurosurgery revenues benefited from changes in foreign exchange rates, especially the euro.

Revenues in the Instruments category were $43.3 million, down slightly from the prior year. Sales in the acute setting were down slightly across almost all product lines, which were offset in part by increases in sales of instruments to the office-based sales channel.

Gross margin increased by $6.1 million to $123.5 million for the three-month period ended September 30, 2011, from $117.4 million for the same period last year. Gross margin as a percentage of total revenue was 61.1% compared to 62.9% in the prior year period. Gross margin as a percentage of revenue declined over the prior year period primarily because we recorded higher write-offs and reserves for excess and obsolete inventory in our orthopedics products and higher costs of manufacturing than in the prior year period. Additionally, the FDA inspected our Plainsboro, New Jersey collagen device manufacturing facility during the third quarter of 2011, at the conclusion of which it issued FDA 483 inspectional observations that described violations of quality system regulations. We have incurred, and will incur in the fourth quarter and early 2012, substantial expenses to remediate those observations and related unplanned idle time and underutilization. Finally, cost of product revenues included a portion of the amortization of the SeaSpine inventory at acquisition value; the impact of Ascension was negligible.

We expect that our gross margin for the full year 2011 will be below our full-year 2010 gross margin. This decrease is expected due to higher costs as the Ascension and SeaSpine inventory is amortized at acquisition value. Additionally, we expect that the remediation activities discussed above will continue throughout the fourth quarter and into 2012, and that the Plainsboro facility will continue to record expenses associated with unplanned idle time and underutilization. If such remediations cannot be completed in a timely manner we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets, either of which could have an adverse effect on revenues and gross margins.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2011	2010
Research and development	6.6%	6.3%
Selling, general and administrative	43.3%	40.6%
Intangible asset amortization	2.2%	1.4%

Total operating expenses	52.1%	48.3%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expenses, increased $15.1 million, or 17%, to $105.2 million in the third quarter of 2011 compared to $90.1 million in the third quarter of 2010.

Research and development expenses in the third quarter of 2011 increased by $1.5 million to $13.2 million compared to $11.7 million in the same period last year. This increase resulted primarily from our acquisition of SeaSpine acquisition. We are targeting our research and development spending to be about 6.5% to 7% of revenues for the full-year 2011.

Selling, general and administrative expenses in the third quarter of 2011 increased by $11.8 million to $87.5 million compared to $75.7 million in the same period last year. Selling expenses increased by $7.3 million primarily due to the expansion of our orthopedic product sales organization as well as the SeaSpine acquisition. General and administrative costs increased $4.5 million primarily due to charges related to the implementation of our global enterprise resource planning system of $6.2 million, and costs related to our acquisitions of $0.6 million; these increases were partially offset by lower stock based compensation costs in the period. We continue to expect that selling, general and administrative spending excluding all special charges will be between 40% and 42% of revenues for the full-year 2011.

Amortization expense in the third quarter of 2011 was $4.5 million compared to $2.7 million in the same period last year. This increase is related primarily to amortization expense on additional intangible assets acquired through business combinations and accelerated amortization on several trade names. We have previously identified several trade names that we will phase out through the end of 2012 as part of our rebranding strategy; therefore, their useful lives were shortened. Accordingly, this change in useful life will result in incremental amortization expense of $0.8 million in the fourth quarter of 2011 and $2.7 million for the full year of 2012 when compared to historical trends. As our rebranding strategy continues to evolve, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses (in thousands):

	Three Months Ended September 30,
	2011	2010
Interest income	$154	$59
Interest expense	$(7,587)	$(4,390)
Other income (expense)	$429	$(707)

Interest Income

Interest income increased in the three months ended September 30, 2011 compared to the same period last year, primarily as a result of higher overall cash balances.

Interest Expense

Interest expense in the three months ended September 30, 2011 increased primarily because of additional borrowings during the period on our senior credit facility, and interest related to our convertible debt issued during June 2011. Also, the impact of our interest rate swap increased interest expense by $0.6 million. Our reported interest expense for the three-month periods ended September 30, 2011 and 2010 includes non-cash interest related to the accounting for convertible securities of $3.4 million and $1.6 million, respectively.

Other Income

Other income for the third quarter of 2011 of $0.4 million consists primarily of foreign exchange gains on intercompany balances. Other expenses for the third quarter of 2010 of $0.7 million consists primarily of foreign exchange losses on intercompany balances.

Income Taxes

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Income before income taxes	$11,287	$22,271
Income tax expense	$44	$5,788

Effective tax rate	0.4%	26.0%

Our effective income tax rates for the three months ended September 30, 2011 and 2010 were 0.4% and 26.0%, respectively. Income tax expense for the three months ended September 30, 2011 included a $0.8 million reversal of accruals for uncertain tax positions due to the expiration of the statute of limitations, which represented a sizeable adjustment to the tax expense recorded in the quarter. Further, our projection of full year income decreased significantly, especially in the United States because of certain costs and expenses recorded in the third quarter and year-to-date, and resulted in a year-to-date reduction of income tax expense recorded in the quarter. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded in the quarter.

Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for the full year 2011 to be approximately 8.5% versus the 2010 full year effective tax rate of 20.0%.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues and Gross Margin

For the nine-month period ended September 30, 2011, total revenues increased by $38.7 million or 7%, to $576.6 million from $537.9 million during the prior-year period. Domestic revenues increased by 6% to $436.4 million and were 76% and 77% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. International revenues increased $15.6 million to $140.2 million, an increase of 13% compared to the same period in 2010. Foreign exchange fluctuations accounted for a $7.9 million increase in revenues for the nine month period ended September 30, 2011.

Orthopedics revenues were $239.2 million, an increase of 11% over the prior-year period. Spine and orthobiologics products led the growth in this category primarily as a result of our SeaSpine acquisition. Other increases resulted from sales of engineered collagen products for skin and wound repair, from our peripheral nerve repair products, and as a result of extremities reconstruction products for the forefoot. As discussed above, we are beginning to see softness in our extremity reconstruction business, which is the largest component of our orthopedics category, especially sales of foot and ankle and skin products.

Neurosurgery revenues were $212.9 million, an increase of 6% over the prior-year period, resulting primarily from increases in sales of ultrasonic tissue ablation systems, neuromonitoring devices used in the critical care setting, duraplasty products, and instrumentation.

Instruments revenues were $124.4 million, an increase of 3% over the prior year period. Sales of handheld instruments in the office based channel and surgical lighting systems primarily drove the growth in this category.

Gross margin increased by $19.1 million to $360.1 million for the nine-month period ended September 30, 2011, from $341.1 million for the same period last year. Gross margin as a percentage of total revenue was 62.5% for the first three quarters of 2011, compared to 63.4% for this same period during 2010. Higher sales of orthopedics products resulted in an increase of about 1 percentage point. However, a decrease of about 2 percentage points resulted from higher write-offs and reserves for excess and obsolete inventory in our orthopedics products, impairments of intangible technology assets, amortization of the SeaSpine inventory at acquisition value, and product discontinuance costs. Additionally, as discussed in the three-month results, we incurred higher manufacturing costs associated with the remediation of our Plainsboro, New Jersey collagen device facility and related unplanned idle time and underutilization.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2011	2010
Research and development	6.6%	6.5%
Selling, general and administrative	45.7%	41.3%
Intangible asset amortization	2.0%	1.7%

Total operating expenses	54.3%	49.5%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expenses, increased $46.5 million, or 17%, to $313.0 million in the first three quarters of 2011, compared to $266.5 million in the same period last year.

Research and development expenses in the first three quarters of 2011 increased by $3.3 million to $38.1 million compared to $34.8 million in the same period last year. This increase resulted primarily from our SeaSpine acquisition, and to a lesser extent, headcount increases to focus on projects in our neurosurgery and extremity reconstruction product lines.

Selling, general and administrative expenses in the first three quarters of 2011 increased by $40.9 million to $263.3 million compared to $222.5 million in the same period last year. Selling expenses increased by $14.0 million primarily because of an increase in revenues and the corresponding commission costs, as well as the impact of our SeaSpine acquisition. General and administrative costs increased $26.8 million because of an incremental stock-based compensation charge of $8.4 million related to the renewal of our chief executive officer’s employment agreement, charges related to the implementation of our global enterprise resource planning system of $11.8 million, acquisition related costs of $2.0 million, severance costs, and to a lesser extent, increases in compensation costs brought on by increased headcount.

Amortization expense in the first three quarters of 2011 increased by $2.3 million to $11.6 million compared to $9.3 million in the same period last year. The increase was primarily related to the impairment of trade names totaling $1.1 million, amortization on additional intangible assets acquired through business combinations and accelerated amortization on several trade names, which was partially offset by the completion of the amortization period for certain intangible assets. We had previously identified several trade names that we will phase out through the end of 2012; therefore, their useful lives were shortened. Accordingly, this change in useful life will result in incremental amortization expense of $0.8 million in the fourth quarter of 2011 and $2.7 million in the full year of 2012 when compared to historical trends. As our re-branding strategy continues to evolve, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses (in thousands):

	Nine Months Ended September 30,
	2011	2010
Interest income	$354	$172
Interest expense	(19,778)	(13,231)
Other income (expense)	379	1,202

Interest Income

Interest income increased in the nine-month period ended September 30, 2011, compared to the same period last year, primarily due to higher average cash balances.

Interest Expense

Interest expense increased in the nine-month period ended September 30, 2011, compared to the same period last year, primarily because of increased average borrowings under our Senior Credit Facility during the period and interest related to our convertible debt issued in June 2011. Additionally, the impact of our interest rate swap resulted in additional interest expense of $1.7 million during the period. Furthermore, the nine-month period ended September 30, 2011 includes approximately $0.8 million of debt issuance costs that were immediately expensed upon the refinancing of our Senior Credit Facility. Our reported interest expense for the nine-month periods ended September 30, 2011 and 2010 also includes non-cash interest related to the accounting for convertible securities of $7.1 million and $5.9 million, respectively.

Other Income (Expense)

Other income (expense) in the nine months ended September 30, 2011 consisted of research and development reimbursements from third party partners and foreign governments, which was almost entirely offset by foreign exchange losses. Other income (expense) in the nine months ended September 30, 2010 consisted primarily of foreign exchange gains.

Income Taxes

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Income before income taxes	$28,118	$62,674
Income tax expense	$4,689	$15,812

Effective tax rate	16.7%	25.2%

Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were 16.7% and 25.2%, respectively. Income tax expense for the nine months ended September 30, 2011 reflects additional tax expense related to a $1.7 million correction to a deferred tax asset relating to 2009 that was recorded during the nine-month period. Also, during the nine months ended September 30, 2011 and 2010, we recorded a reversal of $1.1 million and $3.7 million, respectively, of accruals for uncertain tax positions due to matters that were considered effectively settled. The Tax Relief, Unemployment Insurance and Job Creation Act of 2010 passed during the fourth quarter of 2010, and had the effect of lowering the tax rate used to determine the tax provision for 2011 versus the rate that was in effect during the same period 2010. In addition, our projection of full year income in 2011 decreased significantly, especially in the United States because of certain costs and expenses recorded in the nine months and the projection of similar costs and expenses for the remainder of the year. This change in estimate of the expected full year tax rate resulted in a year-to-date reduction of income tax expense recorded during the nine-month period.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS

Product revenues by major geographic area are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$158,233	$145,257	$436,405	$413,380
Europe	20,308	20,847	70,603	65,075
Asia Pacific	11,308	11,042	33,680	29,453
Other Foreign	12,336	9,495	35,867	30,026

Total Revenues	$202,185	$186,641	$576,555	$537,934

Most of our revenues are from customers within the United States. Sales to U.S. customers were up approximately 9% for the three month period ended September 30, 2011 primarily due to a full quarter’s sales from our acquisition of SeaSpine. Over the past several quarters, revenues from our European customers have been affected by the austerity measures put in place by various European governments which have impacted their healthcare spending levels. Sales to customers in Europe were down 3% compared to the same period last year. Sales to customers in the Asia Pacific region were up 2% during the three month period ended September 30, 2011 across all product groups. Sales to our other foreign customers (primarily in the Middle East and Africa) increased approximately 30% for the three month period ended September 30, 2011.

Sales to U.S. customers were also up approximately 6% for the nine-month period ended September 30, 2011, primarily due to the incremental impact of the SeaSpine acquisition, while instruments and neurosurgery product sales grew slightly. We had an increase in European sales of approximately 8% for the nine-month period ended September 30, 2011 due primarily to foreign exchange fluctuations, which had an impact on our neurosurgery products, and to a lesser extent, orthopedics and instruments. However, the austerity measures discussed above continue to be a drag on growth. Sales to customers in the Asia Pacific region increased approximately 14% for the nine-month period ended September 30, 2011 largely due to neurosurgery and orthopedics, while instruments revenues grew modestly. Sales to our other foreign customers increased approximately 20% for the nine-month period ended September 30, 2011, this increase was seen in all product lines across all other foreign geographies.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

We had cash and cash equivalents totaling approximately $111.0 million and $128.8 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, our non-U.S. subsidiaries held approximately $89.1 million of cash and cash equivalents that are available for use by all of our operations outside of the United States. We currently do not intend to repatriate these funds to the United States; however, if these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$69,633	$77,141
Net cash used in investing activities	(174,801)	(23,068)
Net cash provided by (used in) financing activities	87,244	(40,248)
Effect of exchange rate fluctuations on cash	152	(2,884)

Net (decrease) increase in cash and cash equivalents	$(17,772)	$10,941

Cash Flows Provided by Operating Activities

We generated operating cash flows of $69.6 million and $77.1 million for the nine months ended September 30, 2011 and 2010, respectively. Operating cash flows were lower than the same period in 2010 largely because of the decreased net income for the period. Net income for the nine months ended September 30, 2011, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $84.1 million. Changes in working capital reduced cash flows by approximately $13.1 million. Among the changes in working capital, accounts receivable used $0.8 million of cash, inventory used $6.8 million of cash, prepaid and other current assets used $0.5 million, accounts payable, accrued expenses and other current liabilities used $4.2 million of cash, and deferred revenue used $0.8 million of cash.

Net income for the nine months ended September 30, 2010, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $88.6 million. Additionally, we paid $6.6 million in accreted interest related to the repurchase of our 2010 Notes. Changes in working capital reduced cash flows by $3.2 million. Among the changes in working capital, prepaid expenses contributed $4.1 million and accounts payable and accrued expenses contributed another $12.3 million, while accounts receivable and inventories used $12.7 million.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2011, we paid $149.4 million (net of $0.8 million of cash acquired) related to our acquisitions of Ascension Orthopedics, Inc. and SeaSpine, Inc. and incurred $25.4 million in capital expenditures related primarily to expanding our regenerative medicine manufacturing capacity and costs related to the implementation of our global enterprise resource planning system. During the nine months ended September 30, 2010, we paid $18.9 million in cash for capital expenditures and $4.2 million for business acquisitions.

Cash Flows Provided by (Used in) Financing Activities

Our principal sources of cash from financing activities relates to $230.0 million in borrowings under the 2016 Notes issued in June 2011, and proceeds from the related warrant sale of $28.5 million. These amounts were offset by $55.6 million in net repayments under our Senior Credit Facility, $42.9 million for the call option on our 2016 Notes, debt issuance costs of $8.1 million, treasury stock purchases of $69.0 million and proceeds from stock option exercises and the tax impact of stock based compensation of $4.4 million.

Our principal uses of cash for financing activities in the nine months ended September 30, 2010 were for the repayment of the liability component of our 2010 Notes of $71.4 million and treasury stock purchases of $31.3 million; proceeds from net borrowings under our Senior Credit Facility of $60.0 million partially offset these uses. Additionally, we generated proceeds from stock option exercises and the tax impact of stock-based compensation of $9.2 million in 2010.

Working Capital

At September 30, 2011 and December 31, 2010, working capital was $371.9 million and $243.0 million, respectively. The increase in working capital resulted primarily from financing the acquisition of Ascension and SeaSpine with long term borrowings under our Senior Credit Facility and additional cash generated during the period.

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

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At September 30, 2011 and December 31, 2010, there was $192.5 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.5%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At September 30, 2011, there was approximately $407.5 million available for borrowing under the Senior Credit Facility.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes”) at an annual rate of 2.375%, and each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016

Notes”) at an annual interest rate of 1.625% (collectively, “the Notes”). The 2012 Notes and 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares and 17.4092 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share and $57.44 per share, respectively). We expect to satisfy any conversion of the Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2012 Notes and 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% and 150%, respectively, of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% or 98%, respectively, of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2011, or June 15, 2016, respectively; or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. None of these conditions existed with respect to the Notes; therefore the 2016 Notes are classified as long-term. The 2012 Notes are classified as long-term based on the Company’s intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility.

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

Share Repurchase Plan

On October 29, 2010, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. Under this program during the first three quarters of 2011, we repurchased approximately 0.7 million shares at a cost of $31.4 million; $43.6 million remains available under the authorization.

In addition to the authorization above, on June 3, 2011 the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that debt offering. The Company repurchased 0.8 million shares for an aggregate purchase price of $37.6 million under that authorization during the third quarter of 2011.

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

Contractual Obligations and Commitments

As of September 30, 2011, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$395.0	$165.0	$—	$230.0	$—
Revolving Credit Facility(2)	192.5	—	—	192.5	—
Interest(3)	22.5	6.6	8.4	7.5	—
Employment Agreements(4)	3.6	1.9	1.7	—	—
Operating Leases	47.6	10.6	18.8	11.7	6.5
Acquisition consideration(5)	9.1	4.1	5.0	—	—
Purchase Obligations	28.5	10.6	6.0	5.0	6.9
Other	1.6	1.2	0.1	0.1	0.2

Total	$700.4	$200.0	$40.0	$446.8	$13.6

(1)	The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. We have the ability and intent to settle the $165.0 million 2012 Notes that are due within one year with long-term borrowing under our Senior Credit Facility, and have therefore classified these borrowings as long-term in our September 30, 2011 condensed consolidated balance sheet. See Note 5, “Debt,” of our consolidated financial statements for additional information.
(2)	The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long-term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
(3)	Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.
(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(5)	The acquisition consideration is comprised of amounts that may be due to the sellers of SeaSpine, Inc. upon the finalization of the working capital adjustment and indemnification holdback releases, and the earnout for Integra Neurosciences Pty Ltd.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $7.1 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

OTHER MATTERS

Critical Accounting Estimates

The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

Recently Issued Accounting Standards

On September 15, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if we conclude otherwise, we are required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, we are required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. We also have the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We believe that the adoption of this standard will not have a material impact on our financial statements.

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. We may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and we have not yet determined which method we will elect upon adoption.

On May 12, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard merges many aspects of fair value measurement guidance by amending U.S. GAAP and creating a new standard under International Financial Reporting Standards. The primary changes to U.S. GAAP include 1) clarifying the valuation premise of highest and best use, 2) clarifying how portfolios of financial instruments are measured, 3) clarifying the use of blockage factors and other premiums and discounts, and 4) increasing the disclosure requirements in a number of circumstances. This standard is effective for fiscal years beginning after December 15, 2011, and we believe the standard will not have a material impact on our results.

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

From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. There were no foreign currency forward contracts outstanding at September 30, 2011. During October 2011, we entered into several foreign currency forward exchange contracts which expire at various dates through January 2012.

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

Interest Rate Risk

Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2011 would increase interest income by approximately $1.1 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $142.5 million outstanding as of September 30, 2011. We recognized $1.7 million of additional interest expense related to this derivative during the first three quarters of 2011. The fair value of our interest rate derivative instrument was a net liability of $4.4 million at September 30, 2011.

Based on our outstanding borrowings at September 30, 2011, the impact of a one percent increase in the interest rate on the unhedged portion of our variable rate debt would be $0.5 million on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant items are described below.

In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that we owed an additional $6.7 million. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million, and in June 2011 the Company and the seller agreed to settle the matter for $4.6 million, which was paid in August 2011. There are no amounts due under the asset purchase agreement for the second performance year that ended September 30, 2010.

We have various product liability claims pending against us. During 2011, the most significant of these matters was settled for approximately $4.6 million. Our insurance policies covered this matter and we had recorded a corresponding receivable; therefore, there was no impact on our consolidated statements of operations.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has announced a reform of the 510(k) Premarket Notification process that could make it more difficult to obtain clearance for our medical devices, especially for innovative devices. The FDA has proposed changes for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and postmarket data. The FDA is also proposing that an FDA inspection of the manufacturing facility may be required for certain products prior to clearance of the 510(k), which is similar to the requirements of a Class III device. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for rescission of 510(k) applications that have previously been cleared to market. The FDA may also require clinical trial data as well as the more extensive PMA process for certain products.

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

All of our manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements could subject us to issuance of FDA 483 observations, warning letters or enforcement action by the FDA or other agencies, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, denials of requests for exportation certificates to foreign governments, cessation of operations and civil and criminal penalties, any of which could materially affect our business. The FDA inspected our Plainsboro, New Jersey collagen device manufacturing facility and our Burlington, Massachusetts facility during the third quarter of 2011, at the conclusion of which it issued FDA 483 inspectional observations that described violations of quality system regulations. We have incurred, and will incur, substantial expenses to remediate those observations and others issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. In addition, the FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the 483 observations with regard to both facilities have been corrected. If such remediations cannot be completed in a timely manner we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA’s satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2010, our Board of Directors adopted a program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be repurchased either in the open market or in privately negotiated transactions.

In addition to the authorization above, on June 3, 2011 the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that debt offering.

A summary of repurchases during the year is as follows (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs

Beginning Balance					$75,000

February 1, 2011 to February 28, 2011	42		$49.84	42	$72,884

March 1, 2011 to March 31, 2011	44		$50.14	44	$70,680

June 1, 2011 to June 30, 2011	1,127	(1)	$46.79	322	$55,561

August 1, 2011 to August 31, 2011	200		$42.00	200	$47,161

September 1, 2011 to September 30, 2011	96		$37.22	96	$43,559

	1,509			704

(1)	On June 15, 2011 the Company purchased approximately 0.8 million shares at an average price of $46.70 in connection with the issuance of its 2016 Notes.

We repurchased an additional 0.4 million shares between October 1, 2011 and October 20, 2011 for an aggregate amount of $14.4 million.

ITEM 6. EXHIBITS

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on October 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: October 31, 2011	/s/ Stuart M. Essig
Stuart M. Essig
Chief Executive Officer

Date: October 31, 2011	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on October 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.