Form 10-K
period 2011-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2012-02-27
CIK 917520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $956.2 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock outstanding as of February 21, 2012 was 26,879,851.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 17, 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.

Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical devices. The Company employs approximately 3,400 people around the world who are dedicated to limiting uncertainty for surgeons, so they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic extremity surgery, neurosurgery, spine surgery, and reconstructive and general surgery. Revenues grew to $780.1 million in 2011, an increase of 7% from $732.1 million in 2010.

Integra was founded on a technology platform to repair and regenerate tissue with engineered collagen devices. The Company has developed numerous product lines for applications ranging from burn and deep tissue wounds to regeneration of dura mater in the brain and repair of nerve and tendon. Over the past 20 years, Integra has built upon this core regenerative medicine technology, acquiring businesses in markets with overlapping customer bases and developing products to further meet the needs of its target customers. Integra today has three revenue categories in Orthopedics, which includes spine, extremity reconstruction, and private label product lines, Neurosurgery, and Instruments.

Integra’s orthopedic products include devices and implants for foot and ankle, hand and wrist, shoulder and elbow, tendon and peripheral nerve protection and repair, wound repair and spine. Integra is a leader in cranial neurosurgery, offering a broad portfolio of implants, devices, instruments and systems used in neurosurgery, neuromonitoring, neurotrauma, and related critical care. In the United States, we are one of the largest providers of surgical instruments to hospitals, surgery centers and alternate care sites, including physician and dental offices.

We aspire to be a diversified global medical device company that helps patients by limiting uncertainty for medical professionals, and is a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete.

STRATEGY

Our goal is to become a global medical devices company whose products touch millions of lives. Key elements of our strategy include:

Geographic Expansion. With less than one quarter of our revenues generated from markets outside the United States, we see an opportunity to accelerate revenue growth by increasing our International presence. We are expanding our infrastructure functions in key markets and developing our distribution and service structures to fuel this expansion.

Margin Expansion. We have a large manufacturing and distribution footprint. We see an opportunity to generate higher marginal profit and increase cash flow through efforts to optimize these operations.

Leverage Platform Synergies. Our diversification in Orthopedics, Neurosurgery and Instruments has some advantages that provide opportunities for further leverage. These opportunities include instrument sourcing in Orthopedics, optimizing our company-wide sourcing strategy, contracting with group purchasing organizations (“GPOs”) contracting and corporate account management, and regenerative medicine product development projects across all three categories.

Disciplined Focus and Execution. We have put in place new operating mechanisms and strategic initiatives aimed at improving execution. Organizational changes align and focus employees on achieving a prioritized set of goals. We expect that over time, these efforts will result in better planning and execution.

Global Quality Assurance. We are working toward a common corporate quality system to support our global growth expectations. This updated structure will enable a consistent approach across locations, reduce redundancies, and increase overall efficiency in this function.

Acquiring or In-licensing Products That Fit Existing Sales Channels. We acquire businesses and acquire or in-license new products to increase the efficiency and size of our sales force, stimulate the development of new products, and extend the commercial lives of existing products. During 2011, we completed the acquisitions of SeaSpine, which developed and distributed spinal fixation products, including both hardware and biologics, and Ascension Orthopedics, which developed and sold implants for the shoulder, elbow, wrist, hand, foot and ankle. Through these and over 40 other acquisitions in the history of the Company, we have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate similar opportunities.

Our strategy allows us to expand our presence in hospitals and other health care facilities, to integrate acquired products effectively, to create strong sales platforms, and to drive short- and long-term revenue and earnings growth.

SALES AND DISTRIBUTION

We sell products in three market categories: Orthopedics, Neurosurgery and Instruments. Within the Orthopedics category, we sell through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Neurosurgery sells products through directly employed sales representatives. Instruments are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point.

PRODUCTS — OVERVIEW

We are a fully integrated medical device company that offers thousands of products for the medical specialties which we target. We distinguish ourselves by emphasizing the importance of regenerative medicine, which we define as surgical implants derived from our proprietary collagen matrix technology and other biologic platforms. Our objective is to develop, acquire or otherwise provide products that will limit uncertainty in the surgical theatre. These products include our regenerative medicine implants, metal implants, instruments and equipment for orthopedic surgery, neurosurgery and general surgery.

In 2011, approximately 23% of our revenues came from regenerative medicine. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient’s own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and promote the development of new native extracellular matrix. In their interaction with the patient’s body, our collagen matrices provide an environment to inhibit the formation of scar tissue, so the implant is absorbed over time, leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell these regenerative medicine products through most of our sales channels.

ORTHOPEDICS PRODUCT PORTFOLIO

Our orthopedics market category includes products that our Extremity Reconstruction and Spine sales organizations sell.

In September 2011, we acquired Ascension Orthopedics, Inc. (“Ascension”), a provider of high quality implants for the shoulder, elbow, wrist, hand, foot and ankle. The acquisition provided us with a new entry into the fast-growing shoulder market. Key benefits of the combination include:

•	Complementary Product Portfolio. Ascension’s strong position in upper extremities complements our leading foot and ankle product line.

•	New Entry Into Shoulder Market. Ascension offers an attractive shoulder technology, opening the $600 million shoulder market to us.

•	PyroCarbon Technology. This proprietary technology adds exciting new potential to our product development program.

•	Industry Experience. Ascension’s management and development teams provide us with valuable extremities industry experience.

Integra Extremity Reconstruction Product Portfolio

Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee, and the hand, wrist, elbow and shoulder.

Skin and Wound. Our dermal repair and regeneration products are used to treat acute and chronic wounds.

Integra’s matrix wound dressings are indicated for the management of wounds, including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-laser surgery, podiatric, and wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. We estimate that the market opportunity for products used to treat trauma and chronic wounds in the United States exceeds $2 billion.

There are currently 26 million people with diabetes in the United States. Approximately 15% of these patients incur one or more diabetic foot ulcers during their lifetime. This population is also 15 times more likely to suffer an amputation due to non-healing diabetic foot ulcers. However, approximately 85% of all amputations are preventable if proper intervention is provided. Approximately 500,000 adults seek treatment for venous leg ulcers annually in the United States.

Bone and Joint Fixation Devices and Instruments. We offer the extremity reconstruction surgeon a comprehensive set of bone and joint fixation devices for upper and lower extremity, including orthopedic implants and surgical devices for small bone and joint procedures involving the foot, ankle, hand, wrist, shoulder and elbow. Our products address the trauma and reconstructive segments of the extremities market, an estimated $1 billion market in the United States.

Lower Extremity. We are a leading developer and marketer of specialty implants and instruments specifically designed for foot and ankle surgery. Our customers include orthopedic and podiatric surgeons specializing in lower extremity injuries, of which there are approximately 2,300 and 6,200, respectively, in the United States. We have a full suite of products for orthopedic procedures that address pathology in the forefoot, midfoot, hindfoot, and ankle. The lower extremity market is estimated to exceed $700 million in the United States.

Upper Extremity. For upper extremity reconstruction, we are recognized for the premier implant for wrist arthroplasty, a procedure that restores the function of the arthritic wrist. Our other leading products in this therapeutic area are used in small bone fixation, treatment of carpel tunnel syndrome and treatment of cubital tunnel syndrome. This segment of the upper extremity market, excluding shoulder, is estimated to be nearly $250 million in the United States. Our acquisition of Ascension provides us with leading-edge shoulder products, opening up the largest component of the extremities market, estimated at $600 million.

Bone Graft Substitutes for Extremity Reconstruction. Our comprehensive line of bone graft substitute products includes three distinct products — a bone void filler manufactured from beta tri-calcium phosphate and type I bovine collagen; demineralized bone matrix (“DBM”); and demineralized bone matrix premixed with cancellous bone. Bone graft substitutes are used in many of the more than 700,000 extremity fusion and osteotomy procedures annually. The extremity reconstruction bone graft market is estimated at more than $50 million annually in the United States.

Nerve and Tendon. Surgeons who specialize in foot or hand orthopedic surgery often have to repair nerves and tendons. To address these needs, we offer regenerative medicine products for peripheral nerve repair and protection and tendon repair. We estimate that the worldwide market for the repair of severed, injured, compressed and scarred peripheral nerves is approximately $50 million. Tendon and ligament injuries are some of the most common musculoskeletal disorders. Industry sources estimate that there are approximately 750,000 tendon and ligament repair procedures in the United States annually.

Integra Spine Product Portfolio

Orthopedic and neurological spine surgeons treat debilitating pain arising from a variety of disorders, which include degenerative disk disease (“DDD”), deformity, trauma and tumors. DDD is the most common disorder and is expected to increase in the United States due to the aging population. To treat the pain arising from spinal disorders, surgeons could need to perform spinal fusion procedures. We offer comprehensive spinal fusion technologies that surgeons use from the occiput to the sacrum, and a full line of related orthobiologics.

The United States spinal implant market, consisting of thoracolumbar fusion devices, cervical fusion devices, interbody fusion devices, and motion preservation technologies, is valued at approximately $5 billion. The United States market size for bone graft substitutes in orthopedic spinal procedures is estimated to be over $750 million.

In May 2011, we acquired SeaSpine, Inc., a provider of high quality, innovative products for the spine fusion market. This acquisition doubled our distribution network and revenue base in spinal hardware. Key benefits of the combination include:

•	Scale. Doubled our revenue base in spinal hardware.

•	Expanded Customer Base. Brought new distributors and customers, doubling existing distribution network in the U.S. and establishing a new base of business outside the U.S.

•	Expertise and Resources. Brought management team with industry experience and a West Coast facility with a product development cadaver lab.

•	Comprehensive Product Portfolio. Combined two comprehensive product portfolios to offer our surgeons more options for their patients.

In addition to successfully integrating the SeaSpine acquisition, our Spine division launched multiple new implants into targeted growth markets including the integrated interbody fusion device market, the minimally invasive market, and the deformity market.

Integrated Interbody Fusion Devices. In 2011, we created a cornerstone of the latest technology for standalone interbody fusion devices by launching products applicable to both the cervical and lumbar spine. Integrated interbody devices consist of an interbody device integrated with a plate or screws. These devices eliminate the multiple steps required to implant traditional devices, while also limiting the uncertainty around implant stability and expulsion. As an example, our integrated anterior lumbar interbody device reduces the need for a surgeon to provide additional posterior fixation, thereby simplifying the procedure and expanding the market in which we participate.

Minimally Invasive Solutions. Minimally invasive fixation systems offer surgeons an opportunity to deliver pedicle screws with a small incision, potentially reducing blood loss and recovery time. Between increased patient demand and the increase of surgeons able to offer this technically demanding technique, the market for minimally invasive solutions will continue to rise. Our latest minimally invasive system features extended tabs for a small incision profile and two rod delivery options for both mini-open and percutaneous approaches. This product is expected to drive growth in our portfolio in 2012.

Deformity Correction. To enhance our treatment options for deformity procedures, we introduced a titanium system for spinal deformity correction procedures. This system features polyaxial and uniplanar pedicle screws, built-in rod reduction, straight and pre-contoured rods, and a comprehensive derotation system. The deformity market in the United States is estimated to be nearly $400 million. This system has been well received by our surgeon customers and is expected to help us establish a footprint in this important strategic market in 2012.

Orthobiologics. We also market and sell a complete line of demineralized bone products, collagen ceramic matrices and pure synthetic bone grafting solutions. Our third generation osteoinductive DBM, utilizing a patented technology, is unique in the market and has developed significant market share in a short period of time. This growth has been powered by its ability to provide both early and easy accessibility to a full cascade of growth factors combined with the slower-releasing traditional DBM particles. Separately, we have capitalized on our long history of collagen expertise to create and sell different variations of our collagen ceramic osteoconductive products in multiple configurations. The multiple configurations address surgeons’ differing procedural needs, which include strip, putty and morsels. Finally, we offer traditional cancellous chips, pure synthetic granules, and recently we introduced our cancellous bone sponge and strip.

NEUROSURGERY PRODUCT PORTFOLIO

Our Integra Neurosurgery sales organization sells a full line of products specifically for neurosurgery and neuro critical care. We have products for each step of a cranial procedure and the care of the patient after surgery. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“NICU”).

Dural Repair Products. In the United States, over 225,000 craniotomy procedures are performed each year representing a market estimated to be over $500 million. Most of these surgeries require an incision of the dura mater, which is the tough, fibrous membrane that surrounds and protects the brain and spinal cord. The incision must be repaired, either by suturing or applying a dural graft to prevent cerebrospinal fluid leaks and facilitate healing. Since our introduction of the original DuraGen® Dural Graft Matrix in 1999, the first onlay collagen graft for dural repair, we have become the market leader in sutureless closure of dural defects in the United States. Our dural repair products are alternatives to tissue being removed and grafted from another location in the patient’s body or synthetic grafts that require extensive suturing.

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

Hydrocephalus is a condition in which the primary characteristic is excessive accumulation of CSF in the brain. It is most commonly treated by inserting a shunt catheter into the ventricular system of the brain. The shunt is designed to divert the flow of CSF out of the brain to an appropriate drainage site, such as the peritoneal cavity or the heart’s right atrium, and through a pressure control valve to maintain a normal level of CSF. Each year there are approximately 50,000 new shunt implants and revision cases to treat hydrocephalus. We currently offer a diverse line of hydrocephalus management products, including a wide variety of valves and ventricular, lumbar, peritoneal and cardiac catheters.

Tissue Ablation Equipment. Our tissue ablation equipment uses high frequency acoustic pulses to selectively dissect soft tissues according to their density. Integra’s CUSA® tissue ablation system facilitates the ablation of unwanted tissue (such as tumors) adjacent to or attached to vital structures, helping to limit uncertainty for the surgeon. The CUSA® tissue ablation system has been the leading ultrasonic surgical aspirator for over 25 years, and the related accessories for these products generate a recurring revenue stream.

Our systems are used in over 100,000 procedures annually at over 2,000 centers around the world for the removal of brain tumors, epilepsy foci, and gynecological and liver tumors. According to industry sources, the total United States market for ultrasonic tissue ablation products is estimated at over $60 million. Applications for ultrasonic tissue ablation technology continue to expand, both within neurosurgery and in other surgical specialties, and we are developing accessories to meet these new clinical applications. In 2011, we introduced the CUSA® NXT Extended Length Tip for Integra’s CUSA® NXT and CUSA® Selector® Ultrasonic Tissue Ablation Systems that allows surgeons to use ultrasonic tissue ablation in procedures characterized by a long path to the target tissue.

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

Intraoperative real-time imaging is being utilized more frequently in neurosurgical procedures and we market stabilization equipment that is made from a composite material that reduces the distortion in images compared to metal systems.

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

We are a premium manufacturer of dental instruments related to hygiene, oral surgery, periodontal and endodontic instrumentation. We offer the dental market the largest array of choices in extraction forceps, market leadership in sterilization cassettes, and unique intra-oral lighting technologies. The Miltex® brand has successfully incorporated Integra’s regenerative medicine materials into its oral surgery and periodontal offerings.

RESEARCH AND DEVELOPMENT STRATEGY

Our research and development activities focus on identifying unmet surgical needs and meeting those needs with innovative solutions and products. We apply our core competency in regenerative medicine to products for neurosurgical, orthopedic and spinal applications, and have extensive programs in neuro-monitoring and CSF management, cranial stabilization, tissue ablation, spine, soft tissue, extremity small bone, and joint fixation. Our activities include the acquisition or in-licensing of new products.

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

Spine. Our expertise in implant engineering, biomaterials development and biomechanical testing provides a strong foundation for developing new products for the spine. Additionally, we hold a number of spine patents that serve as a platform for future products, with particular emphasis in minimally invasive technologies. While we plan to continue filling the gaps in our portfolio so our current customers can use our products for more procedures, we are also developing novel technologies and new indications.

We have based our strong orthobiologic product development capability that on our bone matrix technology and our collagen technology, which is the basis of our osteoconductive collagen ceramic scaffold. We continue to develop line extensions based on these foundation technologies that further complete our offerings. In 2011, we created a complete portfolio of orthobiologic products specifically for our spine distribution network. We will continue to invest in the development of new novel technologies for bone grafting.

Neurosurgery. Our research and product development efforts are focused on protecting and extending our leadership positions in dural repair, developing the next generation tissue ablation system, a new critical care neuro monitoring system, and an advanced hydrocephalus shunt valve.

COMPETITION

Our competition in extremity reconstruction includes Johnson & Johnson, Synthes, Inc., Stryker Corporation, Tornier, Inc., Wright Medical Group, Inc., Zimmer, Inc., and Small Bone Innovations, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.

Competitors in the spine and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Globus Medical Inc., NuVasive, Inc., Orthofix, Stryker Corporation, Synthes, Inc., Zimmer, Inc., and Alphatec Spine, Inc., and also include several smaller, biologic-focused companies.

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

GOVERNMENT REGULATION

As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the FDA and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters. We believe that we are in substantial compliance with these governmental regulations. We did, however, receive a warning letter from the FDA in December, 2011, related to quality systems and compliance issues at our manufacturing facility located in Plainsboro, New Jersey. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter does not restrict our ability to manufacture or ship products, nor does it require the recall of any product. Since the conclusion of the inspection, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so. We have provided detailed monthly responses to the FDA as to our corrective actions, remain on track with our remediation program and are addressing the issues that the FDA identified. We completed remediation-related construction activities at the facility at the end of 2011, but continue to remediate process and quality system procedures.

The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”), an approved Premarket Approval application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and involves preclinical studies and clinical testing. On December 27, 2011 the FDA issued a Draft Guidance, “The 510(k) Program: Evaluating Substantial Equivalence in Premarket Notifications 510(k).” These changes to the 510(k) Premarket Notification process may result in more extensive testing, clinical trial requirements and other requirements. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption (“IDE”) from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country we are exporting to and maintain certain records relating to exports and make these available to the FDA for inspection, if required.

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

Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FD&C Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from FDA.

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

Postmarket Requirements. After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the FDA Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA’s general prohibition against promoting products for unapproved or ‘off-label’ uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act.

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

Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the protection requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with these standards.

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

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors as a result of these changes may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenue.

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

AccuDrain®, Accell®, Accell Evo3®, Advansys®, Atoll ™, Ascension®, Auragen ™, Bold®, Budde®, Buzz ™, Camino®, CRW®, Coral®, CUSA® , Daytona ™, DenLite®, DuraGen®, DuraGen Plus®, DynaGraft® II, First Choice®, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMEND®, Helistat®, Helitene®, HINTEGRA®, ICOS ™, Inforce®, Integra®, Integra Mozaik ™, Integra OS®, Jarit®, Licox®, LimiTorr ™, Luxtec®, Malibu ™,

Manta Ray ™, Miltex®, Movement®, NeuraGen®, NeuraWrap ™, NewPort ™, NuGrip ™, Omni-Tract®, OrthoBlast® II, OSV II®, Qwix®, Panta®, Redmond ™, Ruggles ™, SafeGuard®, SeaSpine®, Selector®, Sonoma ™ , Subtalar MBA®, TenoGlide®, Titan ™ , Trel-X ™, Trel-XC®, Tibiaxys®, Uni-CP ™, Uni-Clip®, Universal2 ™, Ventrix®, XKnife®, Zuma ™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.

EMPLOYEES

At December 31, 2011, we had approximately 3,400 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this report, including statements under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

•	general economic and business conditions, both nationally and in our international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	anticipated demand for our products, particularly capital equipment products;

•	our ability to produce collagen-based products in sufficient quantities to meet sales demands;

•	our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;

•	existing and future regulations affecting our business;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•

physicians’ willingness to adopt our recently launched and planned products, third-party payors’ willingness to provide or continue reimbursement for these products and our ability to secure regulatory approval for products in development;

•	initiatives launched by our competitors;

•	our ability to protect our intellectual property, including trade secrets;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to remediate all matters identified in the FDA warning letter that we received in December 2011; and

•	other risk factors described in the section entitled “Risk Factors” in this report.

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

Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•

economic conditions in the United States or abroad, especially in Europe, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers;

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

Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid and private healthcare insurance and obtain patent protection. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness and because of our vast array of products, we might not be able to fund the studies necessary or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and have been developing products to compete with our duraplasty products, extremity reconstruction implants, neuro critical care monitors and ultrasonic tissue ablation devices, among others.

Our largest competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, Inc., NuVasive, Inc., Globus Medical, Inc., Alphatec Spine, Inc., Orthofix and several smaller, biologically focused companies. In surgical instruments, we compete with V. Mueller, as well as the Aesculap division of B. Braun Medical, Inc. In addition, we compete with Johnson & Johnson and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.

In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2009, we have acquired 6 businesses or product lines at a total cost of approximately $171.9 million.

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

Since we have grown through acquisitions, we have $293.0 million of goodwill and $50.2 million of indefinite-lived intangible assets as of December 31, 2011. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.

The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2011, we had $186.9 million of finite-lived intangible assets.

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

Current economic conditions, especially in Europe, may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of more expensive capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products, or result in a reduction in elective and non-reimbursed procedures. Governmental austerity policies in Europe and other markets have reduced and may continue to reduce the amount of money available to purchase medical products, including our products.

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

Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has implemented changes to the 510(k) premarket notification process. The FDA has issued a new Draft Guidance, “The 510(k) Program: Evaluating Substantial Equivalence in Premarket Notifications 510(k).” These changes to the 510(k) process may result in more extensive testing, clinical trial data, more extensive manufacturing information and postmarket surveillance requirements. The FDA may inspect the manufacturing facility for certain products prior to clearance of the 510(k), which is similar to the requirements of a Class III device approved under the PMA process.

Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials, including as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products’ safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party payors require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. These clinical trials could take years to complete and be expensive, and there is no guarantee that the FDA will approve the additional indications for use. There is also no guarantee that the payors will agree to continue reimbursement or provide additional coverage based upon these clinical trials. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.

Another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a PMA application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted. Furthermore, the timing of approvals in the U.S. and Europe is now dependent on the class of product. Any of our Class III devices (those categorized as supporting or sustaining human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury) and products of animal origin take an extensive amount of time to obtain approval in the European Union and all require clinical reports or clinical trial data which can be costly. Finally the FDA and AdvaMed (the principal United States trade association for the medical device industry) have agreed on a commitment letter regarding reauthorization of the Medical Device User Fee Authorization (“MDUFA”). This reauthorization is not expected to be finalized prior to October 2012 and the current proposal includes planned increases in fees over a five-year period. The amounts of such increases have not yet been published.

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

All of our manufacturing facilities, both international and domestic, are also subject to inspections by or under the authority of the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements could subject us to issuance of FDA Form 483 observations, warning letters or enforcement action by the FDA or other agencies, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our product or products based on our technology, denials of requests for exportation certificates to foreign governments, cessation of operations and civil and criminal penalties, any of which could materially affect our business.

The FDA inspected our Plainsboro, New Jersey regenerative medicine manufacturing facility during the third quarter of 2011, at the conclusion of which it issued FDA Form 483 inspectional observations that described violations of quality system regulations. We subsequently received a warning letter from the FDA dated December 21, 2011 pertaining to that facility. We filed the warning letter as an exhibit to a Current Report on Form 8-K filed January 5, 2012. The effect of the warning letter is to require regular reports to the FDA of progress made on remediation of issues identified in the warning letter. Further, the FDA will not approve PMA’s or supplements manufactured in that facility until the warning letter has been remediated.

We have incurred, and will incur, substantial expenses to remediate those observations and others issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the warning letter have been corrected. If such remediations cannot be completed in a timely manner we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA’s satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations.

We manufacture medical devices that are subject to various electrical safety standards. Many countries have adopted the recommendations of the International Electrotechnical Commission (“IEC”) for the safety and effectiveness of medical electrical equipment. The IEC is a non-profit, non-governmental international standards organization that prepares and publishes International Standards for all electrical, electronic and related technologies. Their updated standards are being implemented in some markets starting in July 2012 and will continue to be adopted over the following years worldwide. If our products are not modified in time and we do not comply with these standards, then our products could no longer be sold in the markets that have adopted the IEC updated standards.

We are also subject to other regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive, all medical devices must meet the Medical Device Directive standards in order to obtain CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical and clinical documentation and data on the product, which a Notified Body in the EU reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the EU, Canada, Japan, Latin America, countries in the Asia-Pacific region and most other countries outside the United States. The EU has revised the Medical Device Directive (93/42/EC as amended by 2007/47/EC). Compliance with these regulations requires extensive documentation, clinical reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and may require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and may involve lengthy and expensive reviews.

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

Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.

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

Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FD&C ACT. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with FDA, screening and testing for tissue donor eligibility, Good Tissue Practice, or GTP, when processing, storing, labeling, and distribution HCT/Ps, including required labeling information, stringent record keeping; and adverse event reporting. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval.

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

We cannot be certain that our current products or any other products that we may develop or market will achieve or maintain market acceptance. Certain of the medical indications that our devices can treat can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with our collagen-based wound care products.

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

Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid and third-party health insurers, against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on third-party payors and providers to reduce healthcare costs, and healthcare reform legislation. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

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

Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•	our collagen-based products, such as the INTEGRA® Dermal Regeneration Template and wound dressing products, the DuraGen® family of products, and our Absorbable Collagen Sponges;

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different electronic parts from numerous suppliers, such as our intracranial monitors and catheters; and

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants.

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

Further, we manufacture certain products in Europe and our European headquarters is located in France, which has experienced labor strikes. Thus far, strikes have not had a material impact on our business; however, if such strikes were to occur, there is no assurance that they would not disrupt our business, and any such disruption could have a material adverse effect on our business.

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

Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. We are still evaluating the impact of this tax on our overall business. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way health care is developed and delivered, and result in additional costs for us. The PPACA could reduce medical procedure volumes, impact the demand for our products or the prices at which we sell our products, and may have a material adverse effect on our business and/or results of operations.

Further, the PPACA encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device purchases and the consolidation of medical device suppliers used by hospitals. While passage of the PPACA may ultimately expand the pool of potential end-users of our products, the above-discussed changes could adversely affect our financial results and business.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.

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

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•

as mentioned above, new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, which is scheduled to be implemented in 2013, and which could have a material adverse effect on our earnings;

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

AdvaMed, the principal United States trade association for the medical device industry, promulgates a model code of conduct that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation and state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

Our private-label product lines depend significantly on key relationships with third parties, which we could be unable to establish and maintain.

Our private-label business depends in part on our entering into and maintaining collaborative or alliance agreements with third parties concerning product marketing, as well as research and development programs. The third parties with whom we have entered into agreements might terminate these agreements for a variety of reasons, including developing other sources for the products that we supply. Termination of our most important relationships could adversely affect our expectations for the growth of private-label products.

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

We may experience difficulties implementing our new global enterprise resource planning system

We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”) to improve our operational efficiency. The ERP is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of the business. Our ERP has required, and will require, the investment of significant human and financial resources. The implementation of this new ERP system involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our ability to estimate supply chain needs, plan production requirements, process orders, ship product, send invoices and track payments, fulfill contractual obligations, accurately forecast sales, or otherwise operate our business, all of which could negatively impact sales and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2011 fiscal year.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in California, Massachusetts, New Jersey, Ohio, Pennsylvania, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France and Andover, United Kingdom, and certain facilities in Ohio and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio and Germany.

Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. We have undertaken significant efforts to remediate the observations that the FDA has made since the conclusion of the inspection, and continue to believe that all of our manufacturing facilities are in substantial compliance with Quality System regulations, suitable for their intended purposes and have capacities adequate for current and projected needs for existing products. We are converting or modifying the capacity in some of our plants to meet the current and projected requirements of existing and future products.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings are pending or have been settled by us. The most significant of these are described below.

In January 2010, we received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that we made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that we owed an additional $6.7 million and we recorded an accrual of $3.4 million for the settlement at that time. There were no additional amounts due under the unit purchase agreement for the second performance year that ended September 30, 2010. In January 2011, we received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. In June 2011, the Company and the seller agreed to settle the matter for $4.6 million, which was accrued at that time, and was paid in August 2011.

We also have various product liability claims pending against us. During 2011, we settled the most significant of these matters for approximately $4.6 million. This matter was covered by our insurance policies and we had previously recorded a corresponding receivable. Therefore, there is no impact on our consolidated statements of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$38.80	$28.07	$49.85	$38.17
Third Quarter	$48.26	$34.92	$39.93	$33.63
Second Quarter	$52.90	$45.50	$46.73	$36.81
First Quarter	$51.79	$44.64	$44.99	$36.51

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

The number of stockholders of record as of February 21, 2012 was approximately 573, which includes stockholders whose shares were held in nominee name.

Sales of Unregistered Securities

There were no sales of unregistered securities during the years ended December 31, 2011, 2010 or 2009.

Issuer Purchases of Equity Securities

On October 30, 2008, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010 (the “2008 Authorization”). On October 29, 2010, our Board of Directors terminated the 2008 Authorization and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012 (the “2010 Authorization”). Shares may be purchased either in the open market or in privately negotiated transactions under both of these authorizations. As of December 31, 2011, there remained $29.1 million available for share repurchases under the 2010 Authorization. In addition to the authorizations above, on June 3, 2011, our Board of Directors separately authorized us to repurchase shares of common stock from the proceeds of the 2016 Notes (as hereinafter defined) in connection with that offering. See Note 6, “Treasury Stock,” in our consolidated financial statements for further details.

A summary of repurchases during the year ended December 31, 2011 is as follows (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
Beginning Balance as of January 1, 2011					$75,000
February 1, 2011 to February 28, 2011	42		$49.84	42	$72,884
March 1, 2011 to March 31, 2011	44		$50.14	44	$70,680
June 1, 2011 to June 30, 2011	1,127	(1)	$46.79	322	$55,561
August 1, 2011 to August 31, 2011	200		$42.00	200	$47,161
September 1, 2011 to September 30, 2011	96		$37.22	96	$43,559
October 1, 2011 to October 31, 2011	400		$36.13	400	$29,106

	1,909			1,104

(1)	On June 15, 2011 the Company purchased approximately 0.8 million shares at an average price of $46.70 in connection with the issuance of its 2016 Notes.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$780,078	$732,068	$682,487	$654,604	$550,459
Costs and expenses(1)	725,166	633,374	584,663	607,193	483,171

Operating income	54,912	98,694	97,824	47,411	67,288
Interest income (expense), net(3)	(27,175)	(18,131)	(22,596)	(27,971)	(23,561)
Other income (expense), net	757	1,551	(2,076)	(905)	2,971

Income before income taxes	28,494	82,114	73,152	18,535	46,698
Provision for (benefit from) income taxes	505	16,445	22,197	(9,192)	20,949

Net income	$27,989	$65,669	$50,955	$27,727	$25,749

Diluted net income per share	$0.95	$2.17	$1.74	$0.96	$0.86
Weighted average common shares outstanding for diluted net income per share	29,495	30,149	29,292	28,378	29,373

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Financial Position:
Cash, cash equivalents	$100,808	$128,763	$71,891	$183,546	$57,339
Total assets	1,144,109	1,017,308	940,102	1,026,014	819,788
Long-term borrowings under the revolving portion of the senior credit facility(2)	179,688	—	160,000	160,000	—
Long-term debt(3)	352,576	294,842	148,754	299,480	286,742
Retained earnings	260,819	232,830	167,161	116,206	89,368
Stockholders’ equity	492,638	499,963	444,885	372,309	287,594

(1)	In 2008, we recorded an in-process research and development charge of $25.2 million in connection with the Integra Spine (as hereinafter defined) acquisition and, we also recorded an $18.0 million stock-based compensation charge related to restricted stock units that were vested on the date of grant. In 2009 and 2007 we recorded similar in-process research and development charges of $0.3 million for the Innovative Spinal Technologies, Inc. acquisition, and $4.6 million for the IsoTis, Inc. acquisition, respectively. In 2011, we recorded a total of $13.3 million in stock-based compensation charges related to our former chief executive officer’s employment agreement extension, accelerated vesting of his outstanding shares upon the appointment of the new chief executive officer, and his minimum annual stock-based compensation award which was fully vested on the date of grant.
(2)	In 2011, 2009 and 2008 we classified $179.7 million, $160.0 million and $160.0 million, respectively, of the revolving portion of our senior credit facility borrowings as long-term debt based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. In 2010 we converted $150.0 million of our revolving loan balance to a term loan as part of our amended and restated senior credit facility that is due at various dates through August 2015. At December 31, 2011, we have a total of $179.7 million outstanding on our senior credit facility and $420.3 million available for future borrowings.
(3)	In 2003, we issued $120.0 million of 2.5% contingent convertible subordinated notes due 2008. In March 2008, these notes matured and we repaid the principal amount in cash and issued approximately 768,000 shares of our common stock.

In 2007, we issued $165.0 million of 2.75% senior convertible notes due 2010 (the “2010 Notes”) and $165.0 million of 2.375% senior convertible notes due 2012 (the “2012 Notes”). The 2010 Notes were paid off in June 2010 in accordance with their terms. We expect to satisfy any conversion of the 2012 Notes with cash up to their principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of our common stock.

In 2011, we issued $230.0 million of 1.625% convertible senior notes due in 2016 (the “2016 Notes”). We expect to satisfy any conversion of the 2016 Notes with cash up to their principal amount pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of common stock.

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

We present revenues in three product categories: Orthopedics, Neurosurgery and Instruments. Our orthopedics products group includes specialty metal implants for surgery of the extremities and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosurgery products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments products group includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.

We manage these product groups and distribution channels on a centralized basis, and accordingly, we report our financial results under a single operating segment — the development, manufacturing, and marketing of medical devices.

We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments and specialty metal implants through specialized third-party vendors.

In the United States, we have several sales channels. Orthopedics products are sold through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Neurosurgery products are sold through directly employed sales representatives. Instruments products are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point.

We also market certain products through strategic partners.

Our objective is to become a diversified global medical device company that helps patients by limiting uncertainty for medical professionals, and become a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete. Our strategy includes the following key elements: geographic expansion, margin expansion, leveraging platform synergies, disciplined focus and execution, global quality assurance and acquiring or in-licensing products that fit existing sales channels.

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

We believe that we are particularly effective in the following aspects of our business:

•

Regenerative Medicine Platform. We have developed numerous product lines through our proprietary collagen matrix and demineralized bone matrix technologies that are sold through every one of our sales channels.

•

Diversification and Platform Synergies. Each of our three selling platforms contributes a different strength to our core business. Orthopedics enables us to grow our top line and increase marginal gross profit. Neurosurgery provides stable growth as a market with few elective procedures. Instruments has a strong capacity to generate cash flows. We have unique synergies among these platforms, such as our regenerative medicine technology, instrument sourcing capabilities, and Group Purchasing Organization (“GPO”) contract management.

•

Unique Sales Footprint. Our sales footprint provides us with a unique set of customer call-points and synergies. Each of our sales channels can benefit from the GPO and Integrated Delivery Network (“IDN”) relationships that our Instruments group manages. We have market leading products among neurosurgeons, many of whom also perform spine surgeries, and we have yet to fully leverage those relationships to sell our spine products. We also have clinical expertise across all of our channels in the United States, and have an opportunity to expand and leverage this expertise in markets worldwide.

•

Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourself. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to double our size over the years, and is key to our ability to grow into a multi-billion dollar company.

ACQUISITIONS

Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2011 not directly comparable to those of the corresponding prior-year periods. See Note 3, “Acquisitions,” to our consolidated financial statements for a further discussion.

From January 2009 through December 2011, we have acquired the following businesses, assets and product lines:

In September 2011, we acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.5 million, subject to working capital adjustments. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle. In particular, Ascension adds a significant number of new and differentiated products to our extremities portfolio and access to the shoulder market.

In May 2011, we acquired SeaSpine, Inc. (“SeaSpine”) for approximately $89.0 million, subject to working capital adjustments. SeaSpine, based in Vista, California, offers spinal fusion products to customers across the U.S. and in select markets in Europe. The addition of the SeaSpine business effectively doubled our distribution footprint and customer base in the U.S. spine hardware market.

In September 2010, we acquired certain assets as well as the distribution rights for our extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. For eight years, Culley had been our distributor of these products in Australia. The acquisition provides us with the ability to sell orthopedic products directly to our Australian customers.

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

In August 2009, we acquired certain assets and liabilities of Innovative Spinal Technologies, Inc. (“IST”) for approximately $9.3 million in cash and $0.2 million in acquisition expenses. IST had filed for Chapter 7 bankruptcy protection in May 2009 and the acquisition resulted from an auction process that the bankruptcy trustee conducted and that a United States Bankruptcy Judge for the District of Massachusetts approved. IST’s focus was on spinal implant products related to minimally invasive surgery and motion preservation techniques. We acquired three product lines, various product development assets for posterior dynamic stabilization, various patents and trademarks, inventory, and we assumed certain of IST’s patent license agreements and related obligations. The assets and liabilities acquired did not meet the definition of a business under the authoritative guidance for business combinations. Accordingly, we recognized the assets and liabilities at cost and charged the acquired in-process research and development immediately to expense.

FACILITY CONSOLIDATION, MANUFACTURING AND DISTRIBUTION TRANSFER ACTIVITIES

As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing and distribution facilities and activities, implement a global enterprise resource planning system, eliminate duplicative positions, and realign various sales and marketing activities, and to expand and upgrade production capacity for our regenerative medicine products.

While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.

MANAGEMENT CHANGES

On December 20, 2011, the Company’s Board of Directors approved the following changes effective January 3, 2012: (i) Peter Arduini would be promoted from the role of President and Chief Operating Officer to the role of President and Chief Executive Officer, and was appointed to a newly created seat on the Board of Directors, (ii) Stuart Essig would be appointed Executive Chairman of the Board of Directors, and (iii) Richard Caruso, the former Chairman of the Board of Directors, would remain as a director of the Company.

RESULTS OF OPERATIONS

Net income in 2011 was $28.0 million, or $0.95 per diluted share, as compared to $65.7 million, or $2.17 per diluted share in 2010, and $51.0 million, or $1.74 per diluted share in 2009.

Special Charges

Income before taxes includes the following special charges:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
SPECIAL CHARGES
Acquisition-related charges	$5,253	$2,509	$5,322
Certain employee termination and related charges	2,705	1,498	674
Intangible asset impairment charges	2,648	856	1,519
Charges associated with discontinued product lines	3,926	506	246
Systems implementation charges	17,068	3,462	—
Facility consolidation, acquisition integration, manufacturing and distribution transfer charges	2,956	1,676	768
Charges related to restructuring our European entities (1)	378	1,329	1,876
Charges related to the accelerated vesting of stock-based compensation and the minimum annual stock-based compensation award for our former Chief Executive Officer	4,912	—	—
Charges related to extending our former Chief Executive Officer’s employment contract	8,379	—	—
Expenses related to the refinancing of our senior credit facility	790	—	—
Expenses related to our Chief Executive Officer joining the Company	100	2,188	—
Expenses associated with remediation and related unplanned idle time and underutilization at our Plainsboro, New Jersey manufacturing facility	5,830	—	—
Non-cash amortization of imputed interest for convertible debt	10,521	7,125	9,900
Incremental professional and bank fees related to the possibility of obtaining a waiver under our revolving credit facility	—	—	350
Acquired in-process research and development	—	—	277
Litigation settlement (gain) and related charges	—	—	(253)
Gain related to early extinguishment of convertible notes	—	—	(469)

Total	$65,466	$21,149	$20,210

(1)	The foreign exchange loss in 2009 of $1.9 million is associated with our intercompany loan set up in connection with the restructuring of a German subsidiary in the fourth quarter of 2008. Net income for 2011, 2010 and 2009 includes foreign exchange gains and losses associated with intercompany loans not related to any restructuring.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of product revenues	$13,418	$3,642	$7,200
Research and development	669	102	570
Selling, general and administrative	37,420	9,424	1,236
Intangible asset amortization	2,648	856	—
Interest expense	11,311	7,125	10,050
Other income (expense), net	—	—	1,154

Total	$65,466	$21,149	$20,210

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. Once the project reaches the application development stage, we will begin to capitalize the related expenditures.

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

Total Revenues and Gross Margin

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Orthopedics	$328,782	$290,050	$262,170
Neurosurgery	285,341	275,046	256,544
Instruments	165,955	166,972	163,773

Total revenues	780,078	732,068	682,487
Cost of product revenues	299,150	268,188	244,918

Gross margin	$480,928	$463,880	$437,569

Gross margin as a percentage of revenues	61.7%	63.4%	64.1%

For the year ended December 31, 2011, total revenues increased by $48.0 million or 7%, to $780.1 million from $732.1 million during the prior-year. Domestic revenues increased by 6% to $593.0 million and were 76% of total revenues for the year ended December 31, 2011. International revenues increased $16.2 million to $187.0 million, an increase of 9% compared to 2010. Foreign exchange fluctuations, arising primarily from a stronger euro during the second and third quarters of 2011 and a stronger Australian dollar throughout the year compared to the U.S. dollar than in 2010, accounted for a net $7.9 million increase in revenues for the year ended December 31, 2011. On a constant currency basis, our overall revenues increased 5.5% compared to 2010.

Orthopedics revenues were $328.8 million, an increase of 13% over the prior-year period. The impact of our acquisitions of SeaSpine and Ascension drove most of this increase in revenue, and sales of engineered regenerative medicine products for skin and wound repair and orthobiologics products also increased over the full year 2010. However, the overall spine market is experiencing reductions in both the average selling price of products, and procedure volumes. These trends may put pressure on spine revenues in the future. Additionally, the remediation work in our Plainsboro, New Jersey facility (discussed further below) has resulted in shortages of our regenerative medicine products because the part of the plant that manufactures these products has been out of production longer than initially anticipated. We expect to resume production at normal levels in the first quarter of 2012, complete the remediation work in the first half of 2012, and resolve shortages of dermal wound products in the second quarter of 2012. Our extremity reconstruction business, especially foot and ankle products, grew more slowly in 2011 than in recent years. Forefoot procedures in particular tend to be elective in nature and sensitive to local economic conditions. Furthermore, our sales force has been devoting significant attention to learning the Ascension product lines and customer base, which is something we expect will continue through the first quarter of 2012, but will be resolved in the second quarter of 2012. Finally, we have seen a decrease in our private-label product revenue as the sales volume of the underlying products by our strategic partners has declined. This decline also has resulted in decreased royalty revenues.

Neurosurgery revenues were $285.3 million, an increase of 4% over the prior-year period, resulting primarily from increases in sales of neuromonitoring devices used in the critical care setting, ultrasonic tissue ablation systems, duraplasty products, and instrumentation. Neurosurgery revenues also benefited from changes in exchange rates during the year. During 2010, we had higher than normal sales levels in neurosurgery as the rebound from the early stages of the global economic slowdown in 2009 was realized. The strong comparable from 2010 muted some of the 2011 increases in revenues.

Instruments revenues were $166.0 million, a 1% decrease from the prior-year period. Strong sales growth in surgical lighting was offset by weakness in both hospital and alternate site instruments. In the alternate site channel, our largest distributors purchased fewer instruments in the fourth quarter in order to reduce their inventories at year-end. That said, our distributors are selling our instruments to their final customers at consistent levels and as a result, we believe that we are not losing market share and that normal buying patterns will return during the first half of 2012 once our distributors attain their desired inventory levels. On the acute care side of the category, new ambulatory surgery centers and hospital starts during 2011 had a smaller impact when compared to 2010.

In 2010, total revenues increased by $49.6 million or 7%, to $732.1 million from $682.5 million during 2009. Foreign exchange fluctuations, arising primarily from a weaker euro and a stronger Australian dollar compared to the U.S. dollar than in 2009, accounted for a net unfavorable effect of $0.7 million on 2010 revenues. Orthopedics revenues were $290.1 million in 2010, an increase of 11% over 2009. Our extremities reconstruction products led the dollar growth in this category, followed by our private-label products. Most of the increase in extremities products came from sales of regenerative medicine products for skin and wound repair and from metal implants for the forefoot, mid- and hindfoot. Sales of metal spinal implants were up only slightly compared to 2009 as we were facing new competition, particularly from physician-owned distributorships. Neurosurgery revenues were $275.0 million in 2010, an increase of 7% over 2009. Sales of ultrasonic tissue ablation products led the growth in neurosurgery, followed by stereotaxy and cranial stabilization systems, since capital spending at hospitals improved over 2009 we recognized pent-up demand. Sales of implants, including duraplasty products and shunts, grew more slowly than the capital equipment products. Instruments revenues were $167.0 million for 2010, an increase of 2% over 2009. This growth principally came from increases in hospital-based instrument sales and surgical lighting systems, while sales to physician, dental, and veterinary offices lagged.

With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.

Gross margin as a percentage of revenues was 61.7% in 2011, 63.4% in 2010, and 64.1% in 2009. Cost of product revenues in 2011, 2010, and 2009 included $3.3 million, $1.8 million, and $4.6 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $8.2 million, $5.9 million, and $6.6 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.

The decrease in gross margin from 2010 to 2011 resulted primarily from higher write-offs and reserves for excess and obsolete inventory in our orthopedics products, fair value inventory adjustments on our SeaSpine and Ascension acquisitions, and higher costs of manufacturing than in the prior-year period. The FDA inspected our Plainsboro, New Jersey regenerative medicine manufacturing facility during the third quarter of 2011, at the conclusion of which it issued FDA Form 483 observations that described violations of quality system regulations. We subsequently received a warning letter from the FDA dated December 21, 2011 which did not identify any new observations that were not provided in the Form 483 observations that followed the inspection. The warning letter does not restrict our ability to manufacture or ship products, nor does it require the recall of any product. Since the conclusion of the inspection, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so. We have provided detailed monthly responses to the FDA as to our corrective actions, remain on track with our remediation program and are addressing all of the issues that the FDA identified. We have completed remediation-related construction activities at the facility at the end of December 2011, but continue to remediate processes and quality systems. In 2011 we incurred $5.8 million of costs related to remediation and related unplanned idle time and underutilization at this facility. In 2012, we expect to incur expenses of $1.5 million specifically related to completing the remediation of the findings from our Plainsboro, New Jersey inspection. Finally, we incurred the following charges which had a further negative impact on our gross margins in 2011: $2.3 million related to manufacturing transitions and severance, $2.1 million of technology-related intangible asset impairments, and $2.0 million related to discontinued products.

The decrease in gross margin percentage from 2009 to 2010 resulted from higher overall production costs and engineering expenses associated with manufacturing improvement projects, which offset an improvement in the mix of sales toward higher margin products. In 2010 we incurred $1.9 million related to manufacturing transitions costs and severance, which further affected our gross margins.

In 2012, we expect our consolidated gross margin to be flat compared to 2011. We expect to complete the remediation work at our Plainsboro, New Jersey regenerative medicine manufacturing facility and accordingly, expect to return to normal levels of production in 2012, and we expect to have fewer inventory write-offs. However, our consolidated gross margin will be negatively impacted by higher costs resulting from the amortization of the Ascension and SeaSpine inventory to cost of product revenues at acquisition value, costs related to the expansion of our regenerative medicine activities, and continued downward pressure on our private-label sales volumes.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2011	2010	2009
Research and development	6.6%	6.6%	6.4%
Selling, general and administrative	45.9%	41.7%	41.1%
Intangible asset amortization	2.1%	1.6%	2.1%

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $51.5 million in 2011, compared to $48.1 million in 2010 and $44.3 million in 2009. The increase in research and development from 2010 to 2011 resulted primarily from our SeaSpine and Ascension acquisitions, and to a lesser extent, headcount increases to focus on projects in our neurosurgery and extremity reconstruction product lines. The increased research and development expense in 2010 resulted primarily from additional headcount in product development personnel.

Excluding acquisition-related and other special charges, we target future spending on research and development to be about 6.5% to 7.0% of total revenues. In order to focus our research and development on high growth, high margin products, we are concentrating most of our planned spending for 2012 on product development efforts for our spine, neurosurgery and extremity reconstruction product lines. We do not generally invest in product development for the majority of our hand-held surgical instruments.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2011 increased by $53.0 million to $358.1 million compared to $305.1 million in the same period last year. Selling expenses increased by $20.5 million primarily because of an increase in revenues and the corresponding commission costs, as well as the impact of our SeaSpine and Ascension acquisitions. General and administrative costs increased $32.6 million because of charges related to the implementation of our global enterprise resource planning system of $17.1 million, incremental stock-based compensation charges of $13.3 million related to the renewal of our former Chief Executive Officer’s employment agreement in May 2011, the accelerated vesting of awards upon the appointment of a new chief executive officer in December 2011 and the minimum annual equity award for 2011 for our former Chief Executive Officer, acquisition related costs of $1.7 million, severance costs, and to a lesser extent, increases in compensation costs brought on by increased headcount.

In 2010, selling, general and administrative expenses increased by $24.0 million to $305.1 million compared to $281.1 million in 2009. Selling expenses increased by $9.2 million primarily because of an increase in revenues and the corresponding commission costs. General and administrative costs increased $11.6 million to $132.2 million compared to $120.5 million in the same period last year resulting from increases in compensation, resulting in part from increases in headcount for our enterprise resource planning system implementation, and also the impact of $2.2 million of signing bonus and other expenses related to the hiring of our Chief Executive Officer when he initially joined the Company as Chief Operating Officer.

We reported stock-based compensation charges in selling, general and administrative expenses of $26.3 million in 2011 (inclusive of stock-compensation charges of $13.3 million relating to grants made in connection with the extension of our former Chief Executive Officer’s employment agreement in May 2011, the accelerated vesting of awards upon the appointment of a new chief executive officer in December 2011 and the minimum annual equity award for 2011 for our former Chief Executive Officer), $16.7 million in 2010 (inclusive of a stock-compensation charge of $1.5 million stock-based compensation charges relating to grants made in connection with the hiring of our Chief Executive Officer), and $15.0 million in 2009.

For 2012, we expect general and administrative expenses to be flat compared to 2011; however, we expect to grow the sales team, resulting in similar overall costs as a percentage of revenue. We also expect to incur significant costs related to upgrading our enterprise resource planning system, which will be characterized as special charges. Excluding all special charges, we target future selling, general and administrative expenses to be approximately 41% of revenues.

INTANGIBLE ASSET AMORTIZATION. In 2011, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased by $4.4 million to $16.4 million compared to $12.0 million in 2010. The increase primarily resulted from accelerated amortization of $1.5 million for several trade names that we will phase out through the end of 2012 as part of our rebranding strategy, the impairment of trade names totaling $1.1 million, and incremental amortization on intangible assets acquired through business combinations that occurred in 2011.

In 2010, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) decreased by $2.3 million to $12.0 million compared to $14.4 million in 2009. The decrease resulted mainly from the completion of the amortization period for certain intangible assets and impairments recorded in 2009, partially offset by $0.8 million for impairment of several trade names in connection with our re-branding strategy in 2010.

The change in useful lives in connection with our rebranding strategy will result in incremental amortization expense of $2.7 million in the full year of 2012 when compared to historical trends. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our re-branding strategy and profitability assessment evolve, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues) to be approximately $25.0 million in 2012, $19.1 million in 2013, $18.1 million in 2014, $16.2 million in 2015 and $14.0 million in 2016.

Non-Operating Income and Expenses

We recorded interest income on our invested cash of $0.5 million, $0.2 million and $0.6 million in 2011, 2010 and 2009, respectively. Interest income varies from one year to the next due to changes in the average cash balance throughout a given year.

Interest expense was $27.6 million, $18.4 million and $23.2 million in 2011, 2010 and 2009, respectively. The expense was primarily associated with the principal amount of the outstanding 2010 Notes, the 2012 Notes, 2016 Notes and interest and fees related to our $600.0 million senior secured credit facility. Interest expense included in these amounts from the non-cash amortization of imputed interest for convertible debt for the years ended December 31, 2011, 2010, and 2009 was $10.6 million, $7.6 million and $10.4 million, respectively.

Interest expense increased for the year ended December 31, 2011 compared to the same period last year primarily because of increased average borrowings under our Senior Credit Facility during the period and interest related to our 2016 Notes issued in June 2011. Although overall borrowings increased, we refinanced our Senior Credit Facility in June 2011 and as a result, the applicable rates used for borrowings decreased by 75 basis points, which was accompanied by a decrease in the annual commitment fee by an average 13.8 basis points. Furthermore, the coupon interest rate on the 2016 Notes is 75 basis points lower than the 2012 Notes. Finally, the impact of our interest rate swap resulted in additional interest expense of $2.3 million during the period.

Interest expense decreased for the year ended December 31, 2010 primarily because of repurchases of our 2010 Notes throughout 2009 and their settlement in June 2010, and our non-cash interest expense decreased for the same reason. A higher interest rate paid on borrowings from our amended and restated senior credit facility beginning in August 2010 partially offset these decreases.

Our reported interest expense for the years ended December 31, 2011, 2010 and 2009 included $3.4 million, $1.6 million and $1.8 million, respectively, of non-cash amortization of debt issuance costs. The 2011 amount includes approximately $0.8 million of fees expensed in connection with our refinancing in June 2011.

In 2011, net other income of $0.8 million consisted of research and development reimbursements from third-party partners and foreign governments, partially offset by foreign exchange losses. In 2010, net other income was $1.6 million consisting primarily of foreign exchange gains of $1.1 million, and other gains of $0.5 million.

Income Taxes

Our effective income tax rate was 1.8%, 20.0% and 30.3% of income before income taxes in 2011, 2010 and 2009, respectively. See Note 10, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States Federal statutory rate to our effective tax rate.

In 2011, our full-year worldwide income decreased significantly, primarily due to the decrease of earnings generated in the United States. As income in the United States tends to be taxed at higher rates, the shift in the mix of earnings caused a significant decline in our overall effective tax rate. Also, during 2011 we recorded a reversal of $2.5 million of accruals, which includes interest, for uncertain tax positions due to matters that were considered effectively settled. We recorded additional tax expense of $1.7 million for a correction to a state deferred tax asset relating to 2009 and recorded a tax benefit of $2.2 million relating to the correction of various deferred tax items for periods prior to 2011 that largely impacted foreign operations. These amounts were not material to the current or prior periods and were therefore recorded in 2011.

In 2010, we recorded a tax benefit of $4.5 million related to the settlement of several uncertain tax positions and a benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “TRUJ Act”). Since the TRUJ Act was passed during the fourth quarter of 2010, we recorded the tax impact for the entire year at that time.

Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for 2012 to be between 16% and 18%.

We have recorded a valuation allowance of $32.3 million against the remaining $125.9 million of gross deferred tax assets recorded at December 31, 2011. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made. Our deferred tax asset valuation allowance decreased $4.3 million in 2011, and increased $0.5 million in 2010 and $0.1 million in 2009.

At December 31, 2011 we had net operating loss carryforwards of $61.3 million for federal income tax purposes, $73.1 million for foreign income tax purposes and $31.7 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2030, $66.7 million of the foreign net operating loss carryforwards expire through 2020 with the remaining $6.3 million having an indefinite carryforward period. The state net operating loss carry forwards expire through 2030.

At December 31, 2011, certain of our subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to our ownership which expire through 2030. The Internal Revenue Code limits the timing and manner in which we may use any acquired net operating losses or tax credits.

Income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of such foreign subsidiaries totaled $168.8 million, $142.2 million and $101.4 million at December 31, 2011, 2010 and 2009, respectively.

INTERNATIONAL REVENUES AND OPERATIONS

Revenues by major geographic area are summarized below:

	For Years Ended December 31
	2011	2010	2009
	(In thousands)
United States	$593,036	$561,240	$519,203
Europe	94,772	89,381	93,414
Asia Pacific	44,445	40,584	32,788
Other Foreign*	47,825	40,863	37,082

Consolidated	$780,078	$732,068	$682,487

*	Consists of: Canada, Latin America, Africa and the Middle East

Most of our revenues came from customers within the United States. In 2011 sales to U.S. customers increased approximately 6% compared to the prior year, primarily resulting from the incremental impact of the SeaSpine and Ascension acquisitions, with neurosurgery sales increasing and instrument sales decreasing. Over the past few years, the austerity measures of certain European governments, which have reduced expenditures on healthcare, have negatively affected revenues from our European customers. While the economic downturn has not significantly affected our ability to collect receivables, the macro-economic conditions and liquidity issues in certain countries continue to hamper our sales volumes. That said, European sales grew approximately 6% in 2011 compared to the prior year resulting primarily from changes in foreign exchange rates, which had an impact on our neurosurgery and orthopedics products, and to a lesser extent, instruments. Sales to customers in the Asia Pacific region increased approximately 10% for the year ended December 31, 2011 mainly in neurosurgery and orthopedics. Sales to our other foreign customers increased approximately 17% in 2011 compared to the prior year; we experienced this increase in all product lines across all other foreign geographies.

In 2010 sales to U.S. customers increased approximately 8% compared to 2009 primarily from sales in extremities reconstruction and private-label, and to a lesser extent, neurosurgery and instruments. European sales decreased approximately 4% in 2010 compared to 2009. The effects of European austerity measures had a negative impact on our sales during that period. Sales to customers in the Asia Pacific region increased approximately 24% in 2010 compared to 2009, driven primarily by neurosurgery products. Sales to our other foreign customers increased approximately 10% in 2010 compared to 2009; this increase was seen in all product lines across all other foreign geographies as we were expanding our sales efforts in these areas.

With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $141.4 million, $125.8 million and $124.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

We will continue to assess the potential effects that changes in foreign currency exchange rates could have on our business. However, either a strengthening or a weakening of the dollar against individual foreign currencies could reduce future revenues and gross margins. If we believe this potential impact presents a significant risk to our business, we may enter into derivative financial instruments to mitigate this risk.

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

Local economic conditions, regulatory, legal or political considerations, the effectiveness of our sales representatives and distributors, local competition and changes in local medical practice all could combine to affect our sales into markets outside the United States.

Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

Economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain, continued to deteriorate throughout 2011. Accounts receivable from customers in these countries represented approximately $5.8 million of our total accounts receivable balance at December 31, 2011, of which $0.8 million was reserved. We continually evaluate receivables for potential collection risks associated with our customers. If the financial condition of customers or their respective countries’ healthcare systems continue to deteriorate it may negatively impact our results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2011	2010
	(In millions)
Cash and cash equivalents	$100.8	$128.8
Borrowings under senior credit facility	(179.7)	(248.1)
Convertible securities	(352.6)	(155.2)

Net cash position	$(431.5)	$(274.5)

The decrease in our net cash position at December 31, 2011 primarily resulted from cash paid for our acquisitions of SeaSpine and Ascension of $146.3 million, $38.4 million of capital expenditures and $83.4 million of stock repurchases. Our cash flows from operation of $104.3 million and other items partially offset these decreases. We believe that our existing cash, future cash expected to be generated from operations, and our remaining $420.3 million of borrowing capacity under our senior secured revolving credit facility, if needed, will satisfy our foreseeable working capital, debt repayment, capital expenditure requirements and acquisition hold-back payments for at least the next twelve months.

In 2012, we anticipate that our principal uses of cash will include the repayment of our convertible 2012 Notes of $165 million, of which approximately $134 million will be classified as a financing use of cash for the repayment of the debt component, and approximately $31 million will be classified as an operating use of cash for the repayment of accreted interest. Additionally, we plan to spend between $65 million and $75 million on capital expenditures primarily for the expansion of regenerative medicine manufacturing capacity, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.

Our non-U.S. subsidiaries hold approximately $86.3 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.

Cash Flows

We generated positive operating cash flows of $104.3 million, $105.6 million and $143.2 million in 2011, 2010 and 2009, respectively. Net income for the year ended December 31, 2011, plus items included in those earnings that did not result in a change to our cash balance, amounted to $119.4 million. In 2011, the impact of net working capital items on operating cash flows excluding the impact of acquisitions was a decrease of $12.3 million. Increases in accounts receivable used $1.9 million of cash, increases in prepaid expenses and other current assets used $0.4 million of cash, which includes a tax refund of $10.0 million, and decreases in accounts payable, accrued expenses, and other current liabilities used $11.8 million of cash. Decreases in inventory provided $1.7 million of cash. Net income for the year ended December 31, 2010, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $131.2 million. Additionally, we paid $6.6 million in accreted interest related to the repurchase of our 2010 Notes at their maturity. In 2010, the net impact of working capital items on operating cash flows was a decrease of $11.3 million. Increases in both accounts receivable and inventory resulted in a use of cash; however, those increases resulted from higher overall sales, and accounts receivable was lower as a percentage of sales compared to 2009. Additionally, increases in our prepaid expenses and other current assets used $6.5 million of cash. Increases in accounts payable and accrued expenses primarily offset these uses of cash. The change in other liabilities resulted in part from $4.5 million in reversals of income tax reserves for audits that were concluded during the year. In 2009, changes in working capital items increased operating cash flows by $30.5 million. In 2009, prepaid expenses and other current assets includes a tax refund that provided $11.3 million, improvements in our accounts receivable provided $9.8 million, and reductions in inventory provided another $9.4 million of operating cash flows.

Our principal uses of funds for the year ended December 31, 2011 were $152.0 million for business acquisitions, $83.5 million for repurchases of stock, $68.4 million for net repayments under our senior credit facility, $38.4 million for capital expenditures, and $42.9 million for the purchase of the option hedge on our convertible notes. In addition to the $104.3 million we generated in operating cash flows, we received a total of $230.0 million related to the issuance of our 2016 Notes, proceeds of $28.5 million from the sales of stock purchase warrants related to our 2016 Notes and approximately $4.5 million related to the issuance of stock options and the related excess tax benefits.

Our principal uses of funds for the year ended December 31, 2010 were $5.2 million for acquisitions of businesses, $31.3 million in repurchases of our common stock, $37.1 million in capital expenditures, and $6.8 million in debt issuance costs. In addition to the $105.6 million in operating cash flows we generated in 2010, our net outstanding borrowings increased by $16.8 million, and we received $16.1 million from the issuance of common stock through the exercise of stock options during the period.

Our principal uses of funds for the year ended December 31, 2009 were approximately $52.0 million in earnout payments in connection with the Integra Spine acquisition, $27.6 million in capital expenditures and intangible asset purchases, $78.0 million in repurchases of the liability component of our 2010 Notes, and $100.0 million in repayments on our revolving credit facility. In addition to the $143.2 million in operating cash flows we generated in 2009, we received $6.6 million from the issuance of common stock through the exercise of stock options during the year.

Working Capital

At December 31, 2011 and 2010, working capital was $350.4 million and $243.0 million, respectively. Most of the $107.4 million increase in working capital resulted from a decrease in borrowings classified as short term, increased accounts receivable balances and inventory from our acquisitions during the year which we funded using cash and long-term borrowings under our Senior Credit Facility.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes”) at an annual rate of 2.375%, and each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625% (the 2012 Notes and 2016 Notes are collectively referred to as, “the Notes”). We paid interest on our $165.0 million senior convertible notes due June 2010 (“2010 Notes”) at an annual rate of 2.75% and we repaid the 2010 Notes in full during June 2010 in accordance with their terms.

The 2012 Notes and 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 15.3935 shares and 17.4092 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $64.96 per share and $57.44 per share, respectively). We expect to satisfy any conversion of the Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2012 Notes and 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 130% and 150%, respectively, of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the Notes is less than or equal to 97% or 98%, respectively, of the average conversion value of the Notes during a period as defined in the applicable indenture; (3) at any time on or after December 15, 2011, or June 15, 2016, respectively; or (4) if specified corporate transactions occur. The issue price of the Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the Notes are not converted. None of these conditions existed with respect to the Notes; therefore the 2016 Notes are classified as long-term. The 2012 Notes are classified as long-term based on our intent and ability to settle the obligation with long-term borrowings from our Senior Credit Facility.

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

We may from time to time seek to retire or purchase a portion of our outstanding Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased Notes may be terminated early, but only with respect to the number of Notes that cease to be outstanding. The amounts involved may be material.

See Note 4, “Debt,” of our consolidated financial statements for additional information.

Amended and Restated Senior Credit Agreement

In December 2005, we established a $200.0 million, five-year, senior secured revolving credit facility (the “Senior Credit Facility”). In February 2007 we amended the Senior Credit Facility to increase its size to $300.0 million, which we had the ability to increase further to $400.0 million under certain circumstances. On August 10, 2010, we entered into an amended and restated credit agreement (the “First Amendment”) with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”).

The First Amendment increased the size of the Senior Credit Facility from $300.0 million to $450.0 million, provided for a $150.0 million term loan component and allowed us to further increase the size of either the term loan or the revolving credit facility, or a combination thereof, by an aggregate of $150.0 million with additional commitments. The First Amendment extended the prior revolving credit facility’s maturity date from December 21, 2011 to August 10, 2015.

The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment. It allows us to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides us with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. The Senior Credit Facility is collateralized by substantially all of the assets of our U.S. subsidiaries, excluding intangible assets. We capitalized $1.3 million of incremental financing costs, expensed $0.4 million of incremental financing costs, and expensed $0.4 million of previously capitalized financing costs in connection with the Second Amendment. The Senior Credit Facility is subject to various financial and negative covenants at December 31, 2011. The most notable covenant is the maximum consolidated total leverage ratio that we are allowed to have at any time during any four consecutive fiscal quarter period can be no greater than (i) 3.75 to 1.00 during any such period ending on or before March 31, 2012, or (ii) 3.50 to 1.00 during any period thereafter. The maximum Consolidated Total Leverage Ratio is the ratio of (a) Consolidated Funded Indebtedness less cash in excess of $40 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA (all capitalized terms as defined under the agreement). We were in compliance with all covenants at December 31, 2011.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75% under the Second Amendment and from 1.75% to 2.50% under the First Amendment) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable rates are based on our consolidated total leverage ratio at the time of the applicable borrowing.

We also pay an annual commitment fee (ranging from 0.15% to 0.3% under the Second Amendment, and from 0.2% to 0.5% under the First Amendment, based on our consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, repayments of our 2012 Notes and other general corporate purposes. In June and August 2009, we repaid $60.0 million and $40.0 million, respectively, of our outstanding borrowings. Prior to the First Amendment of the Senior Credit Facility in 2010, we borrowed $75.0 million in connection with the maturity of our 2010 Notes and also repaid $15.0 million of outstanding borrowings. Subsequent to the First Amendment, we borrowed an additional $30.0 million in October 2010 to repay certain intercompany loans and made the scheduled repayments under our term loan. In 2011, we repaid $40.0 million in January, and borrowed $85.0 million during May in connection with the SeaSpine acquisition. In June, we repaid $145.0 million when we entered into the Second Amendment. We borrowed $50.0 million in September 2011 in connection with the Ascension acquisition, and we borrowed $10.0 million in October for general corporate purposes. In November 2011, we repaid $20.0 million, and made various other repayments throughout the year totaling $8.4 million. As a result, we have $179.7 million outstanding under our Senior Credit Facility at December 31, 2011.

Share Repurchase Plans

On October 30, 2008, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010 (the “2008 Authorization”). On October 29, 2010, our Board of Directors terminated the 2008 Authorization and authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012 (the “2010 Authorization”). Shares may be purchased either in the open market or in privately negotiated transactions under both of these authorizations. As of December 31, 2011, there remained $29.1 million available for share repurchases under the 2010 Authorization. In addition to the authorizations above, on June 3, 2011, our Board of Directors separately authorized us to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering. See Note 6, “Treasury Stock,” in our consolidated financial statements for further details.

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

Contractual Obligations and Commitments

As of December 31, 2011, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$395.0	$165.0	$—	$230.0	$—
Revolving Credit Facility(2)	179.7	—	—	179.7	—
Interest(3)	18.4	5.4	7.5	5.5	—
Employment Agreements(4)	3.6	1.9	1.7	—	—
Operating Leases	48.2	12.1	21.0	9.7	5.4
Acquisition Consideration (5)	7.7	7.7	—	—	—
Purchase Obligations	14.5	5.2	4.2	5.1	—
Other	3.3	1.5	1.1	0.4	0.3

Total	$670.4	$198.8	$35.5	$430.4	$5.7

(1)	The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 4, “Debt,” of our consolidated financial statements for additional information.
(2)	The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
(3)	Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.
(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
(5)	The acquisition consideration is comprised of amounts that may be due to the sellers of SeaSpine, Inc. upon the finalization of the working capital adjustment and indemnification holdback releases, the sellers of Ascension, Inc. upon the finalization of the working capital adjustment and certain other matters.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $5.3 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and test goodwill and intangible assets for impairment, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, computation of valuation allowances recorded against deferred tax assets, valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

We believe that the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

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

We review goodwill, identifiable intangible assets with indefinite lives and capitalized in-process research and development for impairment annually, and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of significant assets or products, or the termination of development programs. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.

Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuation of identifiable intangible assets, in-process research and development, and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.

Our finite-lived assets are reviewed for impairment and to ensure their useful lives are appropriate whenever events or changes indicate that the carrying value of the assets may not be recoverable.

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

All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2011, observable inputs are available for substantially the full term of our derivative instruments.

Income Taxes

Since we conduct operations on a global basis, our effective tax rate has and will depend upon the geographic distribution of our pre-tax earnings among locations with varying tax rates. Changes in the tax rates of the various jurisdictions in which we operate affect our profits. In addition, we maintain a reserve for uncertain tax benefits, changes to which could impact our effective tax rate in the period such changes are made. The effective tax rate can also be impacted by changes in valuation allowances of deferred tax assets, and tax law changes.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement of the position. Components of the reserve are classified as a long-term liability in the consolidated balance sheets. We record interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.

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

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. We may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts – net income and other comprehensive income – would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share - which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011, and will not have an impact on our operating results as it impacts presentation only.

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

Foreign Currency Exchange and Other Rate Risks

We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, from time to time we enter into derivative financial instruments in the form of foreign currency forward contracts with major financial institutions. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in other income or expense when the hedged item affects net earnings.

From time to time, we enter into foreign currency forward contracts with terms of up to 12 months to manage currency exposures for liabilities denominated in a currency other than an entity’s functional currency. Some of these contracts are designated and accounted for as hedges while others are not. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward contracts in the same reporting period. At December 31, 2011, the notional amount of foreign currency forward contracts outstanding that were designated as hedges was equivalent to $1.6 million, and the amount not designated as hedges was equivalent to $3.3 million. There were no foreign currency forward contracts outstanding at December 31, 2010.

We maintain written policies and procedures governing our risk management activities. With respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. Consequently, foreign currency forward contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.

The results of operations for the periods discussed herein have not been materially affected by inflation.

Interest Rate Risk

Cash and Cash Equivalents. We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point increase in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2011 would increase interest income by approximately $1.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $139.7 million outstanding as of December 31, 2011. We recognized additional interest expense related to this derivative of $2.3 million during 2011. We recorded a $4.1 million liability at December 31, 2011 to recognize the fair value of our interest rate derivative instrument.

Based on our outstanding borrowings at December 31, 2011, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of our debt by $0.4 million on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide such reasonable assurance.

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

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded SeaSpine, Inc. and Ascension Orthopedics, Inc. from our assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in a purchase combination during 2011. SeaSpine, Inc. and Ascension Orthopedics, Inc. are wholly owned entities of the Company whose total assets and total revenues represent approximately 2.9% and 1.5%, and 3.8% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

INCORPORATION BY REFERENCE

The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2012, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)

3.2(b)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)

4.1	Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2	Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)

4.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)

4.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

4.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

4.3(f)	Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.4	Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5	Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7	Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)

4.8	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.9	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.11	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.12	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.13	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.1(c)	Lease Modification #3 entered into as of the 2nd day of March, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.2 (a)	Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.2(b)	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.3	Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*

10.4	1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.5	1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.6	1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.7(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10.7(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.8	2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9	2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.10(a)	Integra LifeSciences Holdings Corporation Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.10(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.11(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.11(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.11(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.11(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.11(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.11(f)	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011)

10.11(g)	Letter dated December 20, 2011 from Stuart M. Essig to Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 23, 2011)

10.12	Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.13(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.13(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.13(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.14(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.14(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.14(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.14(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.14(e)	Amendment 2010-1, dated as of October 12, 2010, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.14(f)	Letter dated as of February 22, 2012 from John B. Henneman, III to the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2012)*

10.15	Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16(a)	Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.16(b)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.16(c)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012*+

10.17(a)	Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.17(b)	Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.18	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.19(a)	Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19(b)	Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.20	Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.21	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.21	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(a)	Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.24	Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25(d)	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.26	Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreements between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.27	Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K fled on May 23, 2011)

10.28	Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.29(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.29(b)	New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.29(c)	Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement betweeen the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.30	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.32	New Form of Contract Stock/Restricted Units Agreement (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.33	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.34	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.35	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.36	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.37(a)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.37(b)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.38(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10.38(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.38(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.39(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10.39(b)	New Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.39(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.39(d)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.39(e)	Form of Contract Stock/Restricted Units Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.39(f)	Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.39(g)	Form of Restricted Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*

10.39(h)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*

10.39(i)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.39(j)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(k)	Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(l)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(m)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(n)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman *+

10.40	Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)

10.41	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.42	Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.43	Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.44(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.44(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.45	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.49	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.50	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.51	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.52	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.53	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.54	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.55	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.56	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.57	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.58	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.59	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.60	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.61	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.62	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.63	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.64	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.65	Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.66	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.67	Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.68(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.68(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

21	Subsidiaries of the Company+

23	Consent of Pricewaterhouse Coopers LLP+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Letter, dated December 21, 2011, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

101.INS	XBRL Instance Document+#

101.SCH	XBRL Taxonomy Extension Schema Document+#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) Parenthetical Data to the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

By:	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J.Arduini	President and Chief Executive Officer,	February 27, 2012
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ John B. Henneman, III	Executive Vice President, Finance and	February 27, 2012
John B. Henneman, III	Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ Jerry E. Corbin	Vice President and Corporate Controller	February 27, 2012
Jerry E. Corbin	(Principal Accounting Officer)

/s/ Stuart M. Essig	Executive Chairman of the Board	February 27, 2012
Stuart M. Essig

/s/ Richard E. Caruso, Ph.D.	Director	February 27, 2012
Richard E. Caruso, Ph.D.

/s/ Thomas J. Baltimore, Jr.	Director	February 27, 2012
Thomas J. Baltimore, Jr.

/s/ Keith Bradley, Ph.D.	Director	February 27, 2012
Keith Bradley, Ph.D.

/s/ Neal Moszkowski	Director	February 27, 2012
Neal Moszkowski

/s/ Raymond G. Murphy	Director	February 27, 2012
Raymond G. Murphy

/s/ Christian Schade	Director	February 27, 2012
Christian Schade

Signature	Title	Date

/s/ James M. Sullivan	Director	February 27, 2012
James M. Sullivan

/s/ Anne M. VanLent	Director	February 27, 2012
Anne M. VanLent

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Integra LifeSciences Holdings Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II – Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded SeaSpine, Inc. and Ascension Orthopedics, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in a purchase business combination during 2011. We have also excluded SeaSpine, Inc. and Ascension Orthopedics, Inc. from our audit of internal control over financial reporting. SeaSpine, Inc. and Ascension Orthopedics, Inc. are wholly owned entities of the Company whose total assets and total revenues represent approximately 2.9% and 1.5%, and 3.8% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 27, 2012

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Total revenue, net	$780,078	$732,068	$682,487

Costs and Expenses:
Cost of product revenues	299,150	268,188	244,918
Research and development	51,451	48,114	44,280
Selling, general and administrative	358,132	305,055	281,102
Intangible asset amortization	16,433	12,017	14,363

Total costs and expenses	725,166	633,374	584,663

Operating income	54,912	98,694	97,824
Interest income	465	225	631
Interest expense	(27,640)	(18,356)	(23,227)
Other income (expense), net	757	1,551	(2,076)

Income before income taxes	28,494	82,114	73,152
Provision for income taxes	505	16,445	22,197

Net income	$27,989	$65,669	$50,955

Basic net income per common share	$0.97	$2.21	$1.75
Diluted net income per common share	$0.95	$2.17	$1.74
Weighted average common shares outstanding (See Note 11):
Basic	28,952	29,548	29,038
Diluted	29,495	30,149	29,292

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$100,808	$128,763
Trade accounts receivable, net of allowances of $6,978 and $7,322	118,129	106,005
Inventories, net	171,261	146,928
Deferred tax assets	36,155	35,284
Prepaid expenses and other current assets	25,904	27,869

Total current assets	452,257	444,849
Property, plant, and equipment, net	131,383	99,456
Intangible assets, net	237,122	194,904
Goodwill	292,980	261,928
Deferred tax assets	17,239	7,894
Other assets	13,128	10,102

Total assets	$1,144,109	$1,019,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings under senior credit facility	$—	$108,438
Accounts payable, trade	27,656	27,783
Deferred revenue	4,543	4,444
Accrued compensation	28,010	27,562
Accrued expenses and other current liabilities	41,659	33,630

Total current liabilities	101,868	201,857
Long-term borrowings under senior credit facility	179,688	139,688
Long-term convertible securities	352,576	155,154
Deferred tax liabilities	5,726	10,645
Other liabilities	11,613	11,826

Total liabilities	651,471	519,170

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $.01 par value; 60,000 authorized shares; 35,734 and 35,527 issued	357	355
Additional paid-in capital	607,676	552,231
Treasury stock, at cost; 8,903 and 6,994 shares	(367,121)	(283,658)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(6,494)	(870)
Pension liability adjustment, net of tax	(131)	(771)
Unrealized (loss) gain on derivatives, net of tax	(2,468)	(154)
Retained earnings	260,819	232,830

Total stockholders’ equity	492,638	499,963

Total liabilities and stockholders’ equity	$1,144,109	$1,019,133

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net income	$27,989	$65,669	$50,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,172	39,172	39,688
In-process research and development	—	—	277
Deferred income tax provision (benefit)	1,156	4,128	548
Share-based compensation	26,805	17,209	15,580
Amortization of debt issuance costs	3,387	1,490	2,400
Non-cash interest expense	10,591	7,125	9,899
Payment of accreted interest	—	(6,599)	(5,391)
Gain on convertible note repurchases	—	—	(480)
Excess tax benefits from stock-based compensation arrangements	(848)	(3,580)	(20)
Other, net	164	(3)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(1,878)	(3,783)	9,808
Inventories	1,702	(7,374)	9,405
Prepaid expenses and other current assets	(395)	(6,452)	7,029
Other non-current assets	375	(179)	411
Accounts payable, accrued expenses and other current liabilities	(11,842)	6,736	4,550
Deferred revenue	104	(457)	(289)
Other liabilities	(3,154)	(7,531)	(1,135)

Net cash provided by operating activities	104,328	105,571	143,235

INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(151,951)	(5,178)	(60,783)
Purchases of property and equipment	(38,425)	(37,138)	(25,238)
Purchases of intangible assets	—	—	(2,331)

Net cash used in investing activities	(190,376)	(42,316)	(88,352)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	145,000	105,000	—
Repayments under senior credit facility	(213,437)	(16,875)	(100,000)
Proceeds from liability component of convertible notes	186,830	—	—
Proceeds from equity component of convertible notes	43,170	—	—
Proceeds from the sale of stock purchase warrants	28,451	—	—
Purchase of option hedge on convertible notes	(42,895)	—	—
Repurchase of liability component of convertible notes	—	(71,351)	(78,005)
Debt issuance costs	(8,064)	(6,796)	—
Purchases of treasury stock	(83,463)	(31,278)	—
Proceeds from exercised stock options	3,697	16,146	6,643
Excess tax benefits from stock-based compensation arrangements	848	3,580	20

Net cash (used in) provided by financing activities	60,137	(1,574)	(171,342)

Effect of exchange rate changes on cash and cash equivalents	(2,044)	(4,809)	4,804

Net increase (decrease) in cash and cash equivalents	(27,955)	56,872	(111,655)
Cash and cash equivalents at beginning of period	128,763	71,891	183,546

Cash and cash equivalents at end of period	$100,808	$128,763	$71,891

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2008	34,134	$341	(6,136)	$(252,380)	$502,787	$5,355	$116,206	$372,309
Net income	—	—	—	—	—	—	50,955	50,955
Foreign currency translation	—	—	—	—	—	3,432	—	3,432
Minimum pension liability adjustment, net of tax	—	—	—	—	—	99	—	99
Unrealized gain on derivatives, net of tax	—	—	—	—	—	19	—	19

Total comprehensive income								$54,505

Issuance of common stock through employee benefit plans	606	6	—	—	3,145	—	—	3,151
Share-based compensation	—	—	—	—	14,938	—	—	14,938
Repurchase of equity component of convertible debt	—	—	—	—	(18)	—	—	(18)

Balance, December 31, 2009	34,740	$347	(6,136)	$(252,380)	$520,852	$8,905	$167,161	$444,885
Net Income	—	—	—	—	—	—	65,669	65,669
Foreign currency translation	—	—	—	—	—	(10,616)	—	(10,616)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	89	—	89
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(173)	—	(173)

Total comprehensive income								$54,969

Issuance of common stock through employee benefit plans	787	8	—	—	10,610	—	—	10,618
Share-based compensation	—	—	—	—	20,769	—	—	20,769
Repurchase of common stock	—	—	(858)	(31,278)	—	—	—	(31,278)

Balance, December 31, 2010	35,527	$355	(6,994)	$(283,658)	$552,231	$(1,795)	$232,830	$499,963
Net Income	—	—	—	—	—	—	27,989	27,989
Foreign currency translation	—	—	—	—	—	(5,624)	—	(5,624)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	640	—	640
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,314)	—	(2,314)

Total comprehensive income								$20,691

Proceeds from equity component on convertible notes	—	—	—	—	43,170	—	—	43,170
Proceeds from sale of stock purchase warrants	—	—	—	—	28,451	—	—	28,451
Purchase of option hedge on convertible notes	—	—	—	—	(42,895)	—	—	(42,895)
Equity portion of convertible notes issuance costs	—	—	—	—	(1,334)	—	—	(1,334)
Issuance of common stock through employee benefit plans	207	2	—	—	374	—	—	376
Share-based compensation	—	—	—	—	27,679	—	—	27,679
Repurchase of common stock	—	—	(1,909)	(83,463)	—	—	—	(83,463)

Balance, December 31, 2011	35,734	$357	(8,903)	$(367,121)	$607,676	$(9,093)	$260,819	$492,638

The accompanying notes are an integral part of these consolidated financial statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain amounts from the prior years’ financial statements have been reclassified in order to conform to the current year’s presentation.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when the Company feels it is probable that the receivable will not be recovered.

INVENTORIES

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Finished goods	$106,972	$87,508
Work in process	36,070	31,536
Raw materials	28,219	27,884

Total inventories, net	$171,261	$146,928

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

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2011 or 2010.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,		Useful Lives
	2011	2010
	(In thousands)
Land	$2,709	$2,726
Buildings and building improvements	7,376	6,964	5-40 years
Leasehold improvements	38,030	38,102	1-20 years
Machinery and production equipment	98,731	96,692	3-20 years
Furniture, fixtures, office equipment and information systems	52,363	45,406	1-15 years
Construction-in-progress	52,965	20,137

Total	252,174	210,027
Less: Accumulated depreciation	(120,791)	(110,571)

Property, plant and equipment, net	$131,383	$99,456

Depreciation expense associated with property, plant and equipment was $25.5 million, $21.3 million and $18.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Changes in the carrying amount of goodwill in 2011 and 2010 were as follows:

	2011	2010
	(In thousands)
Goodwill	$261,928	$261,941
Accumulated impairment losses	—	—

Goodwill, beginning of year	261,928	261,941
Ascension Orthopedics, Inc. acquisition	15,909	—
SeaSpine Inc. acquisition	14,283	—
Integra Spine acquisition, earnout payment	1,200	3,400
Welch Allyn, Inc. acquisition	—	601
Integra Neurosciences Pty Ltd., earnout payment	1,059	1,016
Foreign currency translation and other	(1,399)	(5,030)

Goodwill, end of year	$292,980	$261,928

Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s identifiable intangible assets were as follows:

	December 31, 2011				December 31, 2010
	Weighted Average Life	Cost	Accumulated Amortization	Net	Weighted Average Life	Cost	Accumulated Amortization	Net
		(Dollars in thousands)				(Dollars in thousands)
Completed technology	11 years	$75,990	$(32,157)	$43,833	12 years	$69,261	$(28,062)	$41,199
Customer relationships	11 years	147,230	(57,348)	89,882	12 years	99,290	(45,505)	53,785
Trade names	32 years	33,669	(10,897)	22,772	35 years	33,448	(8,467)	24,981
Trade names	Indefinite	48,484	—	48,484	Indefinite	49,384	—	49,384
Supplier relationships	26 years	33,810	(5,389)	28,421	30 years	29,300	(4,525)	24,775
All other(1)	6 years	11,434	(7,704)	3,730	15 years	8,440	(7,660)	780

		$350,617	$(113,495)	$237,122		$289,123	$(94,219)	$194,904

(1)

At December 31, 2011, all other included in-process research and development of $1.7 million, which was indefinite lived. At December 31, 2010 all other included in-process research and development of $0.3 million which was indefinite lived; during the second quarter of 2011, this asset was placed in service as a component of completed technology.

During the second quarter of 2011 the Company identified one indefinite-lived trade name asset that it will no longer use as a result of its rebranding strategy, which resulted in an impairment of $0.9 million. This charge has been recorded as a component of amortization expense. The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the second quarter of 2011, which resulted in no additional impairments.

During the year ended December 31, 2011, the Company recorded impairment charges to finite-lived intangible assets of $2.1 million related to technology assets whose related products are being discontinued and $0.2 million related to a trade name that will no longer be used because of its rebranding strategy. The Company has recorded the charges as a component of cost of product revenues and amortization expense, respectively.

During the year ended December 31, 2010, the Company recorded a $0.8 million impairment charge to finite-lived intangible assets related to several trade names. The impairment charge relates to management’s decision with respect to the Company’s re-branding strategy for several legacy trade names. The Company has recorded the charge as a component of amortization expense.

During the year ended December 31, 2009, the Company recorded a $0.9 million impairment charge to finite-lived intangible assets related to a technology-based intangible asset as a component of its cost of product revenues. The impairment charge relates to decisions made by management to discontinue development of the related technology. The Company also recorded a $0.6 million impairment charge related to a trade name in connection with the revised expected benefit from the related trade name.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $24.6 million, $17.9 million and $21.0 million, respectively. Annual amortization expense is expected to approximate $25.0 million in 2012, $19.1 million in 2013, $18.1 million in 2014, $16.2 million in 2015 and $14.0 million in 2016. Amortization of product technology-based intangible assets, which totaled $8.2 million, $5.9 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, is presented by the Company within cost of product revenues.

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

INTEGRA FOUNDATION

The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $0.3 million, $0.7 million and $0.6 million to the Integra Foundation during the years ended December 31, 2011, 2010 and 2009, respectively. These contributions were recorded in selling, general, and administrative expense.

DERIVATIVES

The Company develops, manufactures, and sells medical devices globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments, and operates the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company’s derivative instruments do not subject its earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. The Company has not entered into derivative transactions for speculative purposes and from time to time, the Company may enter into derivatives that are not designated as hedging instruments in order to protect itself from currency volatility due to intercompany balances.

All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account: expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company utilizes a discounted cash flow model to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments. The Company classifies derivatives that meet the definition of hedges in the same category as the item being hedged for cash flow presentation purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INCOME TAXES

Income taxes are accounted by using the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. Reserves are established for positions that don’t meet this recognition threshold. The reserve is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. These reserves are classified as long-term liabilities in the consolidated balance sheets of the Company. The Company also records interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.

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

The Company’s policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, and it intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. Where it has become apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, tax consequences are considered.

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

Product royalties are estimated and recognized in the same period that the royalty-based products are sold by the Company’s strategic partners. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information and expected sales trends. Differences between actual revenues and estimated royalty revenues are adjusted in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.

Other operating revenues may include fees received under research, licensing, and distribution arrangements, technology-related royalties and research grants. Non-refundable fees received under research, licensing and distribution arrangements or for the licensing of technology are recognized as revenue when received if the Company has no continuing obligations to the other party. For those arrangements where the Company has continuing performance obligations, revenue is recognized using the lesser of the amount of non-refundable cash received or the result achieved using the proportional performance method of accounting based upon the estimated cost to complete these obligations. Research grant revenue is recognized when the related expenses are incurred.

SHIPPING AND HANDLING FEES AND COSTS

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of product revenues. Distribution and handling costs of $11.5 million, $9.6 million and $8.3 million were recorded in selling, general and administrative expense during the years ended December 31, 2011, 2010 and 2009, respectively.

PRODUCT WARRANTIES

Certain of the Company’s medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated.

Accrued warranty expense consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Beginning balance	$548	$632
Net change	(108)	(84)

Ending balance	$440	$548

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

During 2011 and 2010 the Company capitalized $1.7 million and $0.3 million of in-process research and development costs related to acquisitions. The Company recorded an in-process research and development charge of $0.3 million related to certain assets acquired from Innovative Spinal Technologies, Inc. during 2009. The 2009 charge was related to technology that had not yet reached feasibility and had no alternative future use.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSION BENEFITS

Defined benefit pension plans cover certain employees and retirees in the U.K. and former employees in Germany. Various factors are considered in determining the pension liability, including the number of employees expected to be paid their salary levels and years of service, the expected return on plan assets, the discount rate used to determine the benefit obligations, the timing of benefit payments and other actuarial assumptions. If the actual results and events for the pension plans differ from current assumptions, the benefit obligation may be over or under valued.

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

Pension contributions are expected to be consistent over the next few years since the Miltex plan was dissolved in 2008, and the Germany and U.K. plans are frozen. Contributions to the plans during the years ended December 31, 2011, 2010 and 2009 were $1.1 million, $1.1 million and $0.4 million, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables.

The Company’s products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company’s trade receivables to customers outside the United States includes sales to foreign distributors, who then sell to government owned or supported healthcare systems. The current economic conditions in many southern European countries, especially Greece, Ireland, Italy, Portugal and Spain, have continued to deteriorate. Accounts receivable from customers in these countries was approximately $5.8 million at December 31, 2011, of which $0.8 million was reserved.

RECENTLY ISSUED ACCOUNTING STANDARDS

On September 15, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. Under this standard, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test under Topic 350 is unnecessary. However, if the Company concludes otherwise, it is required to perform the first step of the two-step impairment test, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value under the first step, the Company is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company may elect to present items of net income and other comprehensive income in one continuous statement or in two consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income — would need to be displayed under either alternative, and the statements would need to be presented with equal prominence as the other primary financial statements. This standard does not change 1) the items that constitute net income and other comprehensive income, 2) when an item of other comprehensive income must be reclassified to net income, or 3) the computation for earnings per share — which will continue to be based on net income. This standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard will not have an impact on the Company’s operating results as the amendment impacts presentation only.

On May 12, 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 — Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard merges many aspects of fair value measurement guidance by amending U.S. GAAP and creating a new standard under International Financial Reporting Standards. The primary changes to U.S. GAAP include 1) clarifying the valuation premise of highest and best use, 2) clarifying how portfolios of financial instruments are measured, 3) clarifying the use of blockage factors and other premiums and discounts, and 4) increasing the disclosure requirements in a number of circumstances. This standard is effective for fiscal years beginning after December 15, 2011, and the Company believes the standard will not have a material impact on the Company’s financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest for the years ended December 31, 2011, 2010 and 2009 was $13.2 million, $8.8 million and $11.3 million, respectively. Cash paid for income taxes for the years ended December 31, 2011, 2010 and 2009 was $14.5 million, $23.4 million and $20.5 million, respectively. Property and equipment purchases included in liabilities at December 31, 2011, 2010 and 2009 was $6.4 million, $1.1 million and $1.0 million, respectively.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

BUSINESS COMBINATIONS

Ascension Orthopedics, Inc.

On September 23, 2011, the Company acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.5 million, which includes amounts paid into escrow, subject to working capital adjustments. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle. Management determined the preliminary fair value of net assets acquired during the third quarter of 2011 as follows:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$627
Inventory	12,760
Accounts receivable	2,917
Other current assets	2,398
Property, plant and equipment	4,649
Other long-term assets	70
Deferred tax asset — long term	12,543
Intangible assets:		Wtd. Avg. Life:
Technology	7,885	10 years
Customer relationships	5,750	12 years
In-process research and development	1,739	Indefinite
Supplier relationship	4,510	10 years
Trade name	560	1 year
Goodwill	15,909

Total assets acquired	72,317
Accounts payable and other liabilities	5,827

Net assets acquired	$66,490

Management determined the preliminary fair value of net assets acquired during the third quarter of 2011 and has not yet finalized the working capital adjustment. Measurement period adjustments included above reflect a decrease in the total fair value of inventory acquired, and a decrease in the value of long term deferred tax assets acquired. The measurement period adjustment was made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. This adjustment did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

The goodwill recorded in connection with this acquisition is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of Ascension’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as Ascension’s assembled workforce. The goodwill acquired will not be deductible for tax purposes.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SeaSpine, Inc.

On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $89.0 million, subject to indemnification holdbacks currently totaling $7.4 million, which are accrued at December 31, 2011 and certain working capital adjustments. The preliminary working capital adjustment reduced the purchase price above by $0.6 million in the fourth quarter of 2011. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and bone substitute products.

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$201
Inventory	14,900
Accounts receivable	7,608
Other current assets	623
Property, plant and equipment	9,177
Deferred tax asset — long term	302
Intangible assets:		Wtd. Avg. Life:
Technology	3,000	8 years
Customer relationships	41,200	13 years
Non-compete agreements	1,900	4 years
Trade name	300	1 year
Goodwill	14,283

Total assets acquired	93,494
Accounts payable and other liabilities	5,108

Net assets acquired	$88,386

Management determined the preliminary fair value of net assets acquired during the second quarter of 2011 and has not yet finalized the working capital adjustment. Measurement period adjustments included above reflect a decrease in the total fair value of consideration transferred pursuant to a working capital adjustment provision of the purchase agreement. The measurement period adjustment was made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. This adjustment did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

The goodwill recorded in connection with this acquisition is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of SeaSpine’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as SeaSpine’s assembled workforce. For tax purposes, the Company is treating the acquisition as an asset acquisition; therefore, the goodwill will be deductible for tax purposes.

Culley Investments Pty. Ltd.

In September 2010, the Company acquired certain assets as well as the distribution rights for its extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. The Company has determined that this acquisition met the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

definition of a business under the authoritative guidance. For eight years, Culley has been the Company’s distributor of these products in Australia. The acquisition provides the Company with the ability to sell orthopedic products directly to its Australian customers.

	Final Purchase Price Allocation
	(Dollars in thousands)
Inventory	$878
Property, plant and equipment	319
Intangible assets — Customer relationships	373	Wtd. Avg. Life –12 years

Total net assets acquired	$1,570

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

	Final Purchase Price Allocation
	(Dollars in thousands)
Accounts receivable	$518
Inventory	138
Property, plant and equipment	280
Intangible assets		Wtd. Avg. Life:
Customer relationships	490	15 years
Technology	263	6 years
In-Process research and development	312	Indefinite
Goodwill	601

Total net assets acquired	$2,602

Integra Neurosciences Pty Ltd.

In October 2008, the Company acquired Integra Neurosciences Pty Ltd. in Australia and Integra Neurosciences Pty Ltd. in New Zealand for $4.0 million (6.0 million Australian dollars) in cash at closing, $0.3 million in acquisition expenses and working capital adjustments, and up to $2.1 million based on the exchange rates in effect at the time of the acquisition (3.1 million Australian dollars) in future payments based on the performance of business in the three years after closing. The Company paid approximately $0.9 million (1.0 million Australian dollars) of this potential revenue performance obligation in November 2009 for the first revenue performance year, and another $1.0 million (1.0 million Australian dollars) in December 2010 for the second revenue performance year. The Company paid $1.0 million (1.0 million Australian dollars) during the year ended December 31, 2011 for the third revenue performance year. There are no additional amounts due under this agreement.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Theken

In August 2008, the Company acquired Theken Spine, LLC, Theken Disc, LLC and Therics, LLC (collectively, “Integra Spine”) for $75.0 million in cash, subject to certain adjustments, acquisition expenses of $2.4 million, working capital adjustments of $3.9 million, and up to $125.0 million in future payments based on the revenue performance of the business in each of the two years after closing. The Company paid approximately $52.0 million for the first-year revenue performance obligation in November 2009. From November 2009 through June 30, 2011 the Company had accrued a total of $4.6 million to settle a dispute related to a disagreement in the calculation of “trade sales” used in determining the revenue performance payment for the first year revenue performance obligation; the Company settled the dispute and paid this entire obligation in August 2011 (see Note 12, “Commitments and Contingencies”). There were no amounts due for the second performance year.

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2011 and 2010 as if the acquisitions completed by the Company during 2011 had been completed as of January 1, 2010. The acquisitions consummated during 2010 were not considered material and therefore, their impact has not been included below. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) decreases in certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. The supplemental pro-forma earnings for the year ended December 31, 2011 were adjusted to exclude $4.3 million of pre-tax nonrecurring expenses that were included in the pro-forma earnings for the year ended December 31, 2010. These expenses included: acquisition-related costs, the fair value adjustment to acquisition-date inventory, and amortization. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Year Ended December 31,
	2011	2010
	(In thousands, except per share amounts)
Total Revenue	$811,933	$800,476
Net income	$23,236	$51,818
Net income per share:
Basic	$0.80	$1.75
Diluted	$0.79	$1.71

4.	DEBT

2016 Convertible Senior Notes

On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2016 Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt instruments that do not include a conversion feature and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to $43.2 million. The Company is amortizing the debt discount to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the date the 2016 Notes were issued and was 5.6%. In connection with this offering, the Company capitalized approximately $6.3 million of financing fees which includes amounts classified in equity.

The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of December 31, 2011, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

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

The 2016 Notes, under the terms of the private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of the Company. The 2016 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The cost of the call transactions to the Company was approximately $42.9 million, representing options to buy 4.0 million shares from the hedge participants at an initial strike price of $57.44 per share, subject to customary anti-dilution adjustments. These transactions are expected to reduce the potential dilution upon conversion of the 2016 Notes. The Company received approximately $28.5 million of proceeds from the warrant transactions, representing an obligation to potentially deliver 4.0 million shares to the hedge participants at an initial strike price of $70.05 per share, subject to customary anti-dilution adjustments. The earliest expiration of these warrant transactions is March 15, 2017 and they continue to expire through the 100th scheduled trading day thereafter, as defined in the indenture. The warrants could separately have a dilutive effect on the Company’s earnings per share if the market price of its common stock exceeds the strike price of the warrants.

At December 31, 2011, the carrying amount of the liability component of the 2016 Notes was $190.6 million, the remaining unamortized discount was $39.4 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at December 31, 2011 was approximately $204.4 million.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment) with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Company capitalized $1.3 million of incremental financing costs, expensed $0.4 million of incremental financing costs, and expensed $0.4 million of previously capitalized financing costs in connection with the Second Amendment. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2011, the Company was in compliance with all such covenants.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75% under the Second Amendment and from 1.75% to 2.50% under the First Amendment) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

The Company also pays an annual commitment fee (ranging from 0.15% to 0.3% under the Second Amendment, and from 0.2% to 0.5% under the First Amendment, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

On August 10, 2010, the Company also entered into an interest rate swap effective December 31, 2010 with an investment grade bank which converts a portion of the Company’s variable interest payments to fixed interest payments (see Note 5, “Derivative Instruments”).

At December 31, 2011, and 2010, there was $179.7 million and $100.0 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.0% and 2.5%, respectively. At December 31, 2011, there was approximately $420.3 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at December 31, 2011 was approximately $162.2 million. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

At December 31, 2010, there was $148.1 million outstanding under the term loan component of the Senior Credit Facility at an interest rate of 2.6%, and as noted above, this portion of the credit facility was eliminated and replaced with borrowings under the revolving credit component in June 2011.

2010 and 2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount under its 2010 Notes and $165.0 million aggregate principal amount under its 2012 Notes. The 2010 Notes and the 2012 Notes bear interest at a rate of 2.75% per annum and 2.375% per annum, respectively, in each case payable semi-annually in arrears on December 1 and June 1 of each year. In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2010 Notes and 2012 Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that did not include a conversion feature and amounted to $16.4 million for the 2010 Notes and $30.6 million for the 2012 Notes. The Company is amortizing the debt discount to interest expense using the effective interest method through June 2010 for the 2010 Notes, and through June 2012 for the 2012 Notes. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the dates the 2010 and 2012 Notes were issued and was 6.5% for the 2010 Notes and 6.8% for the 2012 Notes. The 2010 Notes were repaid in June 2010 in accordance with their terms (see discussion of repurchases made during 2009 below).

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

In connection with the issuance of the 2010 Notes and the 2012 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The total cost of the call transactions to the Company was approximately $46.8 million and the Company received approximately $21.7 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.

The initial strike price of the remaining call transactions is approximately $64.96 for the 2012 Notes, subject to anti-dilution adjustments. The initial strike price of the warrant transactions is (i) for the 2010 Notes, approximately $77.96 per share of Common Stock, which expired unexercised at various dates through January 2011, and (ii) for the 2012 Notes, approximately $90.95, subject to customary anti-dilution adjustments. The warrant transactions for the 2012 Notes expire on various dates between August 30, 2012 and January 23, 2013 and could separately have a dilutive effect on the Company’s earnings per share if the market price of its common stock exceeds the strike price of the warrants.

At December 31, 2011, the carrying amount of the liability component of the 2012 Notes was $162.0 million, the remaining unamortized discount was $3.0 million, and the principal amount outstanding was $165.0 million. At December 31, 2010, the carrying amount of the liability component of the 2012 Notes was $155.2

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, the remaining unamortized discount was $9.8 million, and the principal amount outstanding was $165.0 million. The entire carrying amount of the 2012 Notes is classified as long-term in the December 31, 2011 balance sheet as the Company has the intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The fair value of the 2012 Notes at December 31, 2011 was approximately $163.8 million.

In 2009, the Company repurchased a portion of the 2010 Notes’ principal outstanding for $32.1 million, $18.7 million, $17.7 million, and $18.6 million in March, June, September and December, respectively. The total cash paid for the Notes was $83.3 million, of which $78.0 million related to the repurchase of the liability component. The Company recognized a gain of $0.5 million on these repurchases. For all of these transactions the bond hedge contracts were terminated on a pro-rata basis and the number of options was adjusted to reflect the number of convertible securities outstanding that together have a total principal amount of $77.9 million. Also, in connection with the above repurchases, in separate transactions, the Company amended the warrant transactions to reduce the number of warrants outstanding to reflect such number of convertible securities outstanding.

Convertible Note Interest

The interest expense components of the Company’s convertible notes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
2016 Notes:
Non-cash interest	$3,740	$—	$—
Cash Interest	2,024	—	—

Total	$5,764	$—	$—

2012 Notes:
Non-cash interest	$6,850	$6,401	$5,981
Cash Interest	3,919	3,919	3,919

Total	$10,769	$10,320	$9,900

2010 Notes:
Non-cash interest	$—	$1,190	$4,456
Cash Interest	—	830	3,587

Total	$—	$2,020	$8,043

5.	DERIVATIVE INSTRUMENTS

Foreign Currency Hedging

From time to time the Company enters into foreign currency forward contracts designated as hedges, which are intended to protect the U.S. dollar value of certain forecasted foreign currency denominated transactions. The Company records the effective portion of any change in the fair value of foreign currency cash flow hedges in accumulated other comprehensive income (“AOCI”), net of tax, until the hedged item affects earnings. Once the related hedged item affects earnings, the Company reclassifies the effective portion of any related unrealized gain or loss on the foreign currency cash flow hedge to earnings. If the hedged forecasted transaction does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects that $0.1 million of pre-tax losses relating to foreign currency forward contracts recorded as net in AOCI could be reclassified to earnings within the next twelve months.

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

Additionally, freestanding derivative foreign currency forward contracts may be used to offset the Company’s exposure to the change in value of specific foreign currency denominated liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are immediately recognized in earnings thereby offsetting the effect of the related change in the U.S. dollar value of foreign currency denominated liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows.

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

The Company designates this derivative instrument as a cash flow hedge. The Company records the effective portion of any change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in AOCI, net of tax, until the hedged item affects earnings, at which point the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

The Company expects that approximately $1.6 million of pre-tax losses related to the interest rate hedge recorded net in AOCI could be reclassified to earnings within the next twelve months.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of December 31, 2011 and December 31, 2010:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (a):	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Derivatives designated as hedges — Assets:
Interest rate swap — Other assets(b)	$—	$1,825

Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities(b)	$1,634	$2,095
Foreign currency foward contracts — Accrued expenses and other current liabilities	108	—	$1,597	$—
Interest rate swap — Other liabilities(b)	2,458	—

Total Derivatives designated as hedges — Liabilities	$4,200	$2,095

(a)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(b)

At December 31, 2011 and 2010, the total notional amount related to the interest rate swap was $139.7 million and $148.1 million, respectively. In the subsequent twelve months the Company expects to reduce these amounts by $12.2 million and $8.4 million, respectively.

The following presents the pre-tax effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI Into Earnings (Effective Portion)	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2011
Foreign currency forward contracts	$(216)	$—	Cost of product revenue
Interest rate swap	(6,090)	(2,269)	Interest (expense)

	$(6,306)	$(2,269)

Year Ended December 31, 2010
Foreign currency forward contracts	$2,756	$2,782	Other income (expense)
Interest rate swap	(270)	—	Interest (expense)

	$2,486	$2,782

The Company recognized no gains or losses due to ineffectiveness for the years ended December 31, 2011 and 2010.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the gross notional amount of derivative forward contracts outstanding that were not designated as hedging instruments was $3.3 million and there were no such contracts outstanding at or during the year ended December 31, 2010. The fair value of these forward contracts at December 31, 2011 was less than $0.1 million, which was recorded in other current assets. The impact on the consolidated statements of operations from derivative instruments not designated as hedges for the year ended December 31, 2011 was a $0.3 million loss recorded in other income (expense), net.

6.	TREASURY STOCK

On October 30, 2008, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2010 (the “2008 Authorization”). On October 29, 2010, the Company’s Board of Directors terminated the 2008 Authorization and authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012 (the “2010 Authorization”). Shares may be purchased either in the open market or in privately negotiated transactions under both of these authorizations. As of December 31, 2011, there remained $29.1 million available for share repurchases under the 2010 Authorization. In addition to the authorizations above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering.

The following table sets forth the Company’s treasury stock activity:

	Years Ended December 31,
	2011		2010
	$	# of Shares	$	# of Shares
	(In thousands)
Shares repurchased in the open market in connection with the 2008 Authorization	$—	—	$31,278	858
Shares repurchased in the open market in connection with the 2010 Authorization	45,893	1,104	—	—
Shares repurchased in connection with the issuance of the 2016 Notes	37,570	805	—	—

Total	$83,463	1,909	$31,278	858

There were no treasury stock repurchases during the year ended December 31, 2009.

7.	STOCK PURCHASE AND AWARD PLANS

Employee stock-based compensation expense recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Selling, general and administrative	$26,310	$16,694	$14,958
Research and development expense	404	426	492
Cost of product revenues	91	89	130

Total employee stock-based compensation expense	26,805	17,209	15,580
Total tax benefit related to employee stock-based compensation expense	10,468	7,006	6,253

Net effect on net income	$16,337	$10,203	$9,327

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMPLOYEE STOCK PURCHASE PLAN

The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2011, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2011, 2010 and 2009, the Company issued 8,523 shares, 5,515 shares and 7,263 shares under the ESPP for $0.2 million, $0.2 million and $0.3 million, respectively.

The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.

EQUITY AWARD PLANS

As of December 31, 2011, the Company had stock options, restricted stock awards, and contract stock outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”, and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan or the 1999 Plan.

In July 2008 and May 2010, the stockholders of the Company approved amendments to the 2003 Plan to increase by 750,000 and 1,750,000, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 750,000 shares of common stock for issuance under the 1996 Plan, 1,000,000 shares under the 1998 Plan, 2,000,000 shares under each of the 1999 Plan, the 2000 Plan and the 2001 Plan, and 6,500,000 shares under the 2003 Plan. The 1996 Plan, 1998 Plan, and the 1999 Plan permit the Company to grant both incentive and non-qualified stock options to designated directors, officers, employees and associates of the Company. In general, the 2000 Plan, 2001 Plan, and 2003 Plan permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company. Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, employees and consultants, and generally expire six years from the grant date. The transfer and non-forfeiture provisions of restricted stock issued under the Plans lapse over specified periods, generally at three years after the date of grant.

Stock Options

The Company values stock option grants using the binomial distribution model. Management believes that the binomial distribution model is preferable to the Black-Scholes model because the binomial distribution model is a more flexible model that considers the impact of non-transferability, and vesting provisions in the valuation of employee stock options.

In determining the value of stock options granted, the Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on the historical volatility of the Company’s stock price with forward-looking assumptions. The expected life of stock options is estimated based on historical data on exercise of stock options, post-vesting forfeitures and other factors to estimate the expected term of the stock options granted. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rates is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures. The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	28%	30%	29%
Risk free interest rate	2.47%	2.82%	2.0%
Expected life of option from grant date	8 years	8 years	8 years

The following table summarizes the Company’s stock option activity:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	1,560	$38.13
Granted	34	50.78
Exercised	(100)	34.43
Forfeited or Expired	(11)	36.60

Outstanding at December 31, 2011	1,483	$38.68	4.4	$270

Vested or expected to vest at December 31, 2011	1,483	$38.68	4.4	$270

Exercisable at December 31, 2011	1,465	$38.54	4.4	$270

The intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $14.4 million and $1.0 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $19.18, $17.03 and $8.12, respectively. Cash received from option exercises was $3.7 million, $16.1 million and $6.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was approximately $0.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of Restricted Stock, Performance Stock and Contract Stock

The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2011:

	Restricted Stock Awards		Performance Stock and Contract Stock Awards
	Shares	Wtd. Avg. Grant Date Fair Value Per Share	Shares	Wtd. Avg Grant Date Fair Value Per Share
	(In thousands)	(In thousands)
Unvested, December 31, 2010	413	$34.98	277	$40.74
Granted	122	47.48	361	40.29
Cancellations	(35)	37.99	(6)	40.66
Released	(195)	36.95	(9)	44.51
Vested but not released	—	—	(479)	43.83

Unvested, December 31, 2011	305	$38.37	144	$29.15

The Company recognized $24.5 million, $13.5 million and $10.5 million in expense related to such awards during the years ended December 31, 2011, 2010 and 2009, respectively. The total fair market value of shares vested in 2011, 2010 and 2009 was $29.7 million, $11.5 million and $4.7 million, respectively.

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2011, there was approximately $7.4 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.

In July 2004, the Company renewed the employment agreement of its former Chief Executive Officer (“the Executive”) and the Executive received fully vested Restricted Units providing for the payment of 750,000 shares of Integra common stock which shall generally be delivered to the Executive following his termination of employment or retirement, or i) later under certain circumstances, ii) earlier if he is terminated without cause, or iii) if he leaves his position for good reason or upon a change of control or certain tax related events. In August 2008, the Company and the Executive renewed the Executive’s employment agreement through December 31, 2011. In connection with the renewal of the agreement, the Executive received fully vested Restricted Units providing for the payment of 375,000 shares of Integra common stock which shall be delivered to the Executive within three business days following the first business day after the six month anniversary of his separation of service from the Company. As the Restricted Units vested on the grant date, a charge of approximately $18.0 million was recognized upon issuance, which was included in selling, general and administrative expenses. On May 17, 2011, in connection with the extension of the employment agreement with the Executive, the Company provided a grant of 165,000 contract stock/stock units (“SUs”). As the SUs vested at the grant date, the Company recognized a charge of approximately $8.4 million upon issuance, which was included in selling, general and administrative expenses. The Executive’s employment contract provides for an annual equity award covering between 75,000 and 100,000 shares of the Company’s stock. In December 2011, the Executive provided a letter to the Board of Directors acknowledging that the annual equity award that the Company determines to grant to him for 2011 may be granted in the first quarter of 2012 (rather than in December 2011). Because the Company is required to grant him an award for 2011 covering at least 75,000 shares, those shares have been included as part of the grants in the table above. The award is deemed to be fully vested under the Executive’s contract as a result of the appointment of a new chief executive officer; therefore,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company immediately recognized an expense of $2.3 million in 2011. Additionally, the Company’s former chief executive officer’s previously unvested awards immediately vested upon the appointment of a new chief executive officer, which resulted in an expense of $2.6 million in 2011. The Restricted Units granted in 2004, 2008 and 2011 were granted under the 2003 Plan, and as of December 31, 2011 the related shares have not been issued. The Executive has demand registration rights under the Restricted Unit grants.

At December 31, 2011, in addition to the Restricted Units discussed above, there are approximately 430,000 additional vested Restricted Units held by various employees for which the related shares have not yet been issued. Included in this amount are 34,868 units granted in October 2010 in connection with the Company’s hiring of its Chief Executive Officer for which the Company immediately expensed $1.5 million as these shares were fully vested at the date of grant.

At December 31, 2011, there were approximately 1.9 million shares available for grant under the Plans.

8.	RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.

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

Effective March 31, 2011, the Company froze the benefits due to the participants of the UK Plan in their entirety; this curtailment resulted in a $0.3 million reduction in the projected benefit obligations which the Company recorded on that date. The Company recorded the entire curtailment gain as an offset to the unrecognized net actuarial loss in accumulated other comprehensive income; therefore, this gain had no impact on the consolidated statements of operations.

Net periodic benefit costs for these defined benefit pension plans included the following amounts:

	Years Ended December 31,
	2011	2010	2009
	Non U.S. Plans	Non U.S. Plans	Non U.S. Plans
	(In thousands)
Service cost	$26	$93	$121
Interest cost	650	645	605
Expected return on plan assets	(589)	(515)	(413)
Recognized net actuarial loss	—	86	307

Net periodic benefit cost	$87	$309	$620

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	Years Ended December 31,
	2011	2010	2009
	Non U.S. Plans	Non U.S. Plans	Non U.S. Plans
Discount rate	4.7%	5.4%	5.9%
Expected return on plan assets	2.9%	5.2%	5.4%
Rate of compensation increase	—%	3.4%	3.7%

The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2011, 2010 and 2009, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.

The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2011 and 2010 and a reconciliation of the funded status at December 31, 2011 and 2010:

	December 31,
	2011	2010
	Non-U.S. Plans	Non-U.S. Plans
	(In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$12,042	$11,550
Service cost	26	93
Interest cost	650	645
Participant contributions	5	17
Benefits paid	(688)	(464)
Actuarial loss (gain)	610	551
Curtailment gain	(116)	—
Effect of foreign currency exchange rates	27	(350)

Projected benefit obligation, end of year	$12,556	$12,042

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$10,834	$9,302
Actual return on plan assets	1,970	1,070
Employer contributions	1,115	1,157
Participant contributions	11	17
Benefits paid	(678)	(444)
Effect of foreign currency exchange rates	(26)	(268)

Plan assets at fair value, end of year	$13,226	$10,834

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	Non-U.S. Plans	Non-U.S. Plans
	(In thousands)
RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of (less than) plan assets	$670	$(1,208)
Unrecognized net actuarial loss	199	1,061
Accumulated other comprehensive loss	(199)	(1,061)

Amounts recognized	$670	$(1,208)

The net asset position at December 31, 2011 is included in other assets. The accrued benefit liability at December 31, 2010 is included in other liabilities, except for the current portion which is included in accrued expenses and other current liabilities.

The combined accumulated benefit obligation for the defined benefit plans was $12.6 million and $11.9 million as of December 31, 2011 and 2010, respectively.

The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The U.K. Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. The Germany Plan had no assets at December 31, 2011 or December 31, 2010.

Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2011	2010
	Non-U.S. Plans	Non-U.S. Plans
Equity securities	—%	19%
Corporate bonds	—%	33%
Government bonds	97%	46%
Cash	3%	2%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010 is as follows:

		Fair Value Measurements at December 31, 2011:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$344	$344	$ —	$—
Legal & General Index-Linked Gilts Index (various tenors)(c)	Index-linked government bonds	11,117	—	11,117	—
Legal & General Over 15 Year Gilts Index(d)	Government bonds	1,765	—	1,765	—

Total		$13,226	$344	$12,882	$—

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2010:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$254	$254	$ —	$—
Baillie Gifford-Managed Pension Fund(a)	Equity securities	2,012	—	2,012	—
	Corporate bonds	134	—	134	—
	Cash	46	46	—	—
Baillie Gifford-Investment Grade Long Bond Fund(b)	Corporate bonds	3,439	—	3,439	—
Legal & General Over 15 Year Index-Linked Gilts Index(c)	Index-linked government bonds	4,949	—	4,949	—

Total		$10,834	$300	$10,534	$—

(a)	This category represents a pooled fund consisting of holdings in a range of UK and overseas equities and bonds, and cash.

(b)	This category represents a diversified portfolio of investment-grade fixed-interest securities.

(c)	This category represents funds consisting of index-linked gilts and is designated to follow a benchmark index.

(d)	This category represents a fund consisting of gilts and is designed to follow a benchmark index.

The Level 2 investments are single priced. The fund prices are calculated by the trustee by taking the closing market price of each underlying investment using a variety of independent pricing sources (i.e., quoted market prices). The prices also include income receivable and expenses payable, where applicable.

Based on year-end exchange rates, the Company anticipates contributing approximately $0.8 million to its defined benefit plans in 2012. Also based on year-end exchange rates, the Company expects to pay the following estimated future benefit payments in the years indicated:

Expected Future Benefit Payments
(In thousands)
2012	$480
2013	518
2014	549
2015	583
2016	614
2017-2021	3,520

Included in Accumulated Other Comprehensive Income is $0.2 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2012.

DEFINED CONTRIBUTION PLANS

The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $2.4 million, $2.0 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LEASES AND RELATED PARTY LEASES

The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2011 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2012	$1,009	$11,103	$12,112
2013	1,027	10,157	11,184
2014	1,027	8,780	9,807
2015	974	5,286	6,260
2016	974	2,468	3,442
Thereafter	1,879	3,516	5,395

Total minimum lease payments	$6,890	$41,310	$48,200

Total rental expense for the years ended December 31, 2011, 2010 and 2009 and was $9.3 million, $8.2 million and $8.1 million, respectively, and included $0.9 million, $0.8 million and $0.9 million in related party rental expense, respectively.

Related Party Leases

The Company leases certain production equipment from a corporation whose sole stockholder is a general partnership, of which the Company’s former Chairman (and current director) is a partner and the President. The term of the lease is through March 31, 2022, and the Company has an option to renew through March 31, 2032. Under the terms of the lease agreement, the Company pays $0.1 million per year to the related party lessor. The Company also leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s former Chairman (and current director). The term of the current lease agreement is through October 31, 2017 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a fifteen-year option for the Company to extend the lease from November 1, 2017 through October 31, 2032 at an annual rate of approximately $0.3 million per year and, (ii) a five-year option for the Company to extend the lease from November 1, 2032 through October 31, 2037 at the then fair market value rental rate, and (iii) another five-year option to extend the lease from November 1, 2037 through October 31, 2042 at the then fair market rental rate.

10.	INCOME TAXES

Income before income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
United States operations	$1,507	$37,026	$40,497
Foreign operations	26,987	45,088	32,655

Total	$28,494	$82,114	$73,152

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal tax benefit	6.0%	2.6%	2.6%
Foreign operations	(18.1)%	(10.3)%	(9.9)%
Incentive stock option expense	—%	(0.3)%	(0.2)%
Change in valuation allowances	(14.0)%	1.7%	4.4%
Uncertain tax positions	(5.8)%	(4.6)%	—%
Other	(1.3)%	(4.1)%	(1.6)%

Effective tax rate	1.8%	20.0%	30.3%

During the second quarter of 2011 the Company recorded additional tax expense of $1.7 million for a correction to a state deferred tax asset relating to 2009. During the fourth quarter of 2011 the Company recorded an income tax benefit of $2.2 million for the correction of various other deferred tax items relating to periods prior to 2011 that largely impacted foreign operations. Since neither one of these changes are material to the current or previous years’ financial results, they have been recorded in the second and fourth quarters of 2011, respectively.

In the fourth quarter of 2010, the Company recorded the full year income tax benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010.

At December 31, 2011, the Company had net operating loss carryforwards of $61.3 million for federal income tax purposes, $73.1 million for foreign income tax purposes and $31.7 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2030, $66.7 million of the foreign net operating loss carryforwards expire through 2020 with the remaining $6.3 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2030.

At December 31, 2011 and 2010, several of the Company’s subsidiaries had unused net operating loss carryforwards and tax credit carryforwards arising from periods prior to the Company’s ownership which expire through 2030. The Internal Revenue Code limits the timing and manner in which the Company may use any acquired net operating losses or tax credits.

Income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be indefinitely reinvested and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Undistributed earnings of such foreign subsidiaries totaled $168.8 million, $142.2 million and $101.4 million at December 31, 2011, 2010 and 2009, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(934)	$2,686	$9,106
State	(1,530)	1,136	4,021
Foreign	1,813	8,495	8,522

Total current	(651)	12,317	21,649
Deferred:
Federal	1,078	2,522	1,281
State	2,236	835	(672)
Foreign	(2,158)	771	(61)

Total deferred	1,156	4,128	548

Provision for income taxes	$505	$16,445	$22,197

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2011	2010
	(In thousands)
Current assets:
Doubtful accounts	$1,822	$2,033
Inventory reserves	24,695	25,131
Tax credits	2,865	1,469
Accrued vacation	2,163	2,082
Accrued bonus	2,330	3,126
Other	3,132	5,088

Total current deferred tax assets	37,007	38,929
Less valuation allowance	(702)	(852)

Current deferred tax assets after valuation allowance	$36,305	$38,077

Current liabilities:
Other	(179)	(3,872)

Total current deferred tax liabilities	$(179)	$(3,872)

Net current deferred tax assets	$36,126	$34,205

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(In thousands)
Non-current assets:
Benefits and compensation	$8,991	$9,616
Stock compensation	28,659	19,770
Deferred revenue	148	389
Net operating loss carryforwards	48,251	35,223
Financing costs	1,472	4,493
Federal & state tax credits	1,333	1,705
Other	—	2,801

Total non-current deferred tax assets	88,854	73,997
Less valuation allowance	(31,602)	(35,782)

Non-current deferred tax assets after valuation allowance	$57,252	$38,215

Non-current liabilities:
Intangible & fixed assets	(43,152)	(31,751)
Deferred gain	(548)	(449)
Non-cash interest amortization	(1,847)	(4,713)
Other	(191)	(4,053)

Total non current deferred tax liabilities	$(45,738)	$(40,966)

Net non-current deferred tax assets/(liabilities)	$11,514	$(2,751)

Total net deferred tax assets/(liabilities)	$47,640	$31,454

A valuation allowance of $32.3 million, $36.6 million and $36.1 million is recorded against the Company’s gross deferred tax assets of $125.9 million, $112.9 million and $114.0 million recorded at December 31, 2011, 2010 and 2009, respectively. This valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.

The Company’s valuation allowance decreased by $4.3 million in 2011 and increased $0.5 million in 2010. The 2011 overall decrease in the valuation allowance was primarily due to tax rate changes in the Netherlands which is offset by a reduction in the related deferred tax asset. Further, the Company recorded an increase to the valuation allowance in Switzerland related to the uncertainty of the future realizability of net operating losses. The 2010 increase in the valuation allowance was primarily related to the uncertainty of the future realizability of net operating losses in Switzerland.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$5,530	$10,909	$9,033
Additions for tax positions of prior years	1,001	1,685	3,785
Settlements	(962)	(5,264)	—
Lapse of statute	(1,642)	(1,800)	(1,909)

Balance, end of year	$3,927	$5,530	$10,909

Approximately $3.1 million of the balance at December 31, 2011 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2011 is $1.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the twelve months following December 31, 2011, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a $0.5 million benefit, a $0.9 million benefit, and a $0.5 million expense for interest and penalties in the income statement during the years ended December 31, 2011, 2010 and 2009, respectively. The Company had approximately $1.3 million, $2.1 million, and $3.0 million of interest and penalties accrued at December 31, 2011, 2010 and 2009, respectively.

At December 31, 2009 the Federal income tax returns for the years 2005 through 2007 were under review by the Internal Revenue Service (the “IRS”) and the Company had accrued $8.5 million for uncertain tax positions at that time. During 2010, the Company settled the review for the years 2005 through 2007 with the IRS which resulted in $4.0 million in taxes being reclassified from long-term liabilities to current taxes payable and deferred taxes, and $4.5 million being recorded in the consolidated statement of operations as an income tax benefit. This settlement was approved by the IRS Joint Committee on Taxation in December 2011, formally closing the 2005 through 2007 audit. The Company recorded an additional federal income tax benefit of $0.1 million in 2011 as a result of receiving the agreed upon settlement. These amounts include interest and penalties related to the settlement and tax benefit.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the IRS through fiscal year 2007. All significant state and local matters have been concluded through fiscal 2004. All significant foreign matters have been settled through fiscal 2005.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts used in the calculation of basic and diluted net income per share were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic net income per common share:
Net income	$27,989	$65,669	$50,955
Weighted average common shares outstanding	28,952	29,548	29,038
Basic net income per common share	$0.97	$2.21	$1.75
Diluted net income per common share:
Net income	$27,989	$65,669	$50,955
Weighted average common shares outstanding — Basic	28,952	29,548	29,038
Effect of dilutive securities:
Stock options and restricted stock	543	601	254

Weighted average common shares for diluted earnings per share	29,495	30,149	29,292
Diluted net income per common share	$0.95	$2.17	$1.74

Common stock of approximately 0.3 million, 0.7 million and 2.1 million shares at December 31, 2011, 2010 and 2009, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.

Performance Shares and Restricted Units that entitle the holders to approximately 1.8 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

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

In January 2010, the Company received a notice from the seller’s representative of the former Theken companies of a disagreement in the calculation of “trade sales” used in calculating a revenue performance payment that the Company made in November 2009 related to the first performance year that ended September 30, 2009. The notice alleged that the Company owed an additional $6.7 million, and the Company recorded an accrual of $3.4 million for the settlement at that time. There were no amounts due under the unit purchase agreement for the second performance year that ended September 30, 2010. In January 2011, the Company received a notice from the seller’s representative that the alleged amount owed had been reduced to $5.7 million. In June 2011 the Company and the seller agreed to settle the matter for $4.6 million, which was accrued at that time, and was paid in August 2011.

The Company has various product liability claims pending against it. During 2011, the most significant of these matters was settled for approximately $4.6 million. The matter was covered by insurance policies and the Company had recorded a corresponding receivable; therefore, there was no net impact on the Company’s consolidated statements of operations.

In addition to these matters, we are subject to various claims, lawsuits and proceedings in the ordinary course of the Company’s business, including claims by current or former employees, distributors and competitors

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s chief operating decision maker reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment, the development, manufacture and marketing of medical devices.

Revenue consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Orthopedics	$328,782	$290,050	$262,170
Neurosurgery	285,341	275,046	256,544
Instruments	165,955	166,972	163,773

Total revenue, net	$780,078	$732,068	$682,487

The Company attributes revenue to geographic areas based on the location of the customer. Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Asia Pacific	Other Foreign**	Consolidated
	(In thousands)
Total revenue, net:
2011	$593,036	$94,772	$44,445	$47,825	$780,078
2010	561,240	89,381	40,584	40,863	732,068
2009	519,203	93,414	32,788	37,082	682,487
Long-lived assets:
December 31, 2011	$125,880	$17,274	$934	$423	$144,511
December 31, 2010	94,012	14,142	935	469	109,558

*	Includes long-lived assets in Puerto Rico
**	Represents: Canada, Latin America, Africa and the Middle East

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SELECTED QUARTERLY INFORMATION — UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2011	$181,041	$193,329	$202,185	$203,523
2010	172,698	178,595	186,641	194,134
Gross margin:
2011	$116,120	$120,491	$123,534	$120,783
2010	109,474	114,131	117,447	122,828
Net income (loss):
2011	$11,487	$699	$11,243	$4,560
2010	15,222	15,157	16,483	18,807
Basic net income (loss) per common share(1)(2):
2011	$0.39	$0.02	$0.39	$0.16
2010	0.51	0.51	0.56	0.64
Diluted net income (loss) per common share(1)(2):
2011	$0.38	$0.02	$0.39	$0.16
2010	0.50	0.50	0.55	0.63

(1)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(2)

Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by less than $0.01 per share) on all of the periods presented; therefore, the Company does not present the full calculation.

The Company recorded an incremental stock based compensation charge during the second quarter of 2011 of $8.4 million related to the renewal of its former chief executive officer’s employment agreement. The Company recorded an incremental stock based compensation charge during the fourth quarter of 2011 of $4.9 million related to the accelerated vesting of stock awards for its former chief executive officer upon the appointment of the new chief executive officer and the minimum annual equity award for 2011 for the former chief executive officer, which was fully vested on the date of grant.

The Company incurred incremental costs related to the implementation of its global enterprise resource planning system in the first, second, third, and fourth quarters of 2011 of $2.5 million, $2.4 million, $5.1 million and $3.6 million, respectively, compared to comparable periods in the prior year.

The Company incurred costs related to the remediation of an FDA warning letter and the related underutilization at its Plainsboro, New Jersey manufacturing facility of $1.7 million and $4.0 million, in the third and fourth quarters of 2011, respectively.

During the second and fourth quarters of 2011, the Company identified and recorded certain corrections related to income taxes which related to prior years. Because these changes are not material to the current or previous years, they have been recorded in the second and fourth quarters of 2011. The impact of recording these adjustments resulted in a decrease in net income of $1.7 million in the second quarter of 2011, and an increase in net income of $2.2 million in the fourth quarter of 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns and allowances	$ 7,322	$ 1,118	$ —	$(1,462)	$ 6,978
Deferred tax asset valuation allowance	36,634	(4,111)	—	(219)	32,304
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns and allowances	$11,216	$(2,167)	$ —	$(1,727)	$ 7,322
Deferred tax asset valuation allowance	36,131	431	1,160	(1,088)	36,634
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns and allowances	$10,052	$ 2,645	$ —	$(1,481)	$11,216
Deferred tax asset valuation allowance	35,968	3,649	(3,286)	(200)	36,131

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

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)

3.2(b)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 3, 2009)

4.1	Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2	Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.3(a)	Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)

4.3(b)	First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)	Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)

4.3(d)	Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

4.3(e)	Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

4.3(f)	Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.4	Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5	Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6	Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7	Indenture, dated as of September 29, 2006, between the Company and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006)

4.8	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.9	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10	Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.11	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.12	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.13	Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.1(a)	Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on October 24, 1989 and as amended through November 1, 1992 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1(b)	Lease Modification #2 entered into as of the 28th day of October, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.1(c)	Lease Modification #3 entered into as of the 2nd day of March, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.2(a)	Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.2(b)	First Amendment to Equipment Lease Agreement between Medicus Corporation and the Company, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.3	Form of Indemnification Agreement between the Company and [ ] dated August 16, 1995, including a schedule identifying the individuals that are a party to such Indemnification Agreements (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 33-98698) which became effective on January 24, 1996)*

10.4	1996 Incentive Stock Option and Non-Qualified Stock Option Plan (as amended through December 27, 1997) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.5	1998 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.6	1999 Stock Option Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.7(a)	Employee Stock Purchase Plan (as amended on May 17, 2004) (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-127488) filed on August 12, 2005)*

10.7(b)	First Amendment to the Company’s Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.8	2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9	2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.10(a)	Integra LifeSciences Holdings Corporation Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)	Integra LifeSciences Holdings Corporation Amended and Restated 2003 Equity Incentive Plan effective July 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.10(c)	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan dated July 9, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.11(a)	Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.11(b)	Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.11(c)	Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.11(d)	Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.11(e)	Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.11(f)	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011)

10.11(g)	Letter dated December 20, 2011 from Stuart M. Essig to Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 23, 2011)

10.12	Indemnity letter agreement dated December 27, 1997 from the Company to Stuart M. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.13(a)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.13(b)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.13(c)	Registration Rights Provisions for Stuart M. Essig (Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.14(a)	Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company dated December 19, 2005 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.14(b)	Amendment 2008-1, dated as of January 2, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.14(c)	Amendment 2008-2, dated as of December 18, 2008, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.14(d)	Amendment 2009-1, dated as of April 13, 2009, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.14(e)	Amendment 2010-1, dated as of October 12, 2010, to the Amended and Restated 2005 Employment Agreement between John B. Henneman, III and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.14(f)	Letter dated February 22, 2012 from John B. Henneman, III to the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2012)*

10.15	Consulting Agreement, dated October 12, 2010, between Integra LifeSciences Holdings Corporation and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16(a)	Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.16(b)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.16(c)	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012*+

10.17(a)	Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.17(b)	Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.18	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.19(a)	Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19(b)	Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.20	Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.21	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.22	Stock Option Grant and Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(a)	Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.24	Stock Option Grant and Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(a)	Contract Stock/Restricted Units Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(b)	Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25(c)	Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25(d)	Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.26	Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreements between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.27	Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K fled on May 23, 2011)

10.28	Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.29(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.29(b)	New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.29(c)	Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement betweeen the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.30	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.32	New Form of Contract Stock/Restricted Units Agreement (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2011)*

10.33	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.34	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.35	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.36	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.37(a)	Compensation of Directors of the Company effective July 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008)*

10.37(b)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.38(a)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2005)*

10.38(b)	Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.38(c)	New Form of Restricted Stock Agreement for Non-Employee Directors under the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.39(a)	Form of Restricted Stock Agreement for Executive Officers — Cliff Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2006)*

10.39(b)	New Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.39(c)	New Form of Restricted Stock Agreement with Cliff Vesting for Executive Officers (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.39(d)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.39(e)	Form of Option Agreement among Integra LifeSciences Holdings Corporation and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.39(f)	Form of Contract Stock/Restricted Units Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.39(g)	Form of Restricted Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)*

10.39(h)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2007)*

10.39(i)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.39(j)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(k)	Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(l)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(m)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.39(n)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman *+

10.40	Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)

10.41	Performance Stock Agreement by and between John B. Henneman, III and the Company dated January 3, 2006 (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.42	Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.43	Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.44(a)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.44(b)	First Amendment to Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44(c)	Integra LifeSciences Holdings Corporation Management Incentive Compensation Plan, as amended and restated as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.45	Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46	Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47	Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.48	Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.49	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.50	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.51	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.52	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.53	Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.54	Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.55	Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.56	Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.57	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.58	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.59	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.60	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.61	Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.62	Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.63	Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.64	Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.65	Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.66	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.67	Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.68(a)	Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.68(b)	First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

21	Subsidiaries of the Company+

23	Consent of Pricewaterhouse Coopers LLP+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Letter, dated December 21, 2011, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

101.INS	XBRL Instance Document+#

101.SCH	XBRL Taxonomy Extension Schema Document+#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+#

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+#

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates this document is filed as an exhibit herewith.
#	The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 27, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) Parenthetical Data to the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.