Form 10-Q
period 2012-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2012-04-26
CIK 917520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 24, 2012 was 27,015,994.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Mine Safety Disclosures	30

Item 6. Exhibits	31

SIGNATURES	32

EX-3.2
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 XBRL DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Total revenue, net	$196,185	$181,041

Costs and expenses:
Cost of goods sold	74,675	64,921
Research and development	11,912	12,153
Selling, general and administrative	87,411	80,084
Intangible asset amortization	4,720	3,011

Total costs and expenses	178,718	160,169

Operating income	17,467	20,872
Interest income	378	73
Interest expense	(7,929)	(5,469)
Other income (expense), net	(323)	(643)

Income before income taxes	9,593	14,833
Provision for income taxes	2,900	3,346

Net income	$6,693	$11,487

Basic net income per share	$0.24	$0.39
Diluted net income per share	$0.23	$0.38
Weighted average common shares outstanding (See Note 13):
Basic	28,345	29,562
Diluted	28,488	30,185

Comprehensive Income	$13,639	$25,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$58,642	$100,808
Short-term investments	53,780	—
Trade accounts receivable, net of allowances of $6,691 and $6,978	113,996	118,129
Inventories, net	172,469	171,261
Deferred tax assets	36,285	36,155
Prepaid expenses and other current assets	24,571	25,904

Total current assets	459,743	452,257
Property, plant, and equipment, net	136,770	131,383
Intangible assets, net	230,920	237,122
Goodwill	295,232	292,980
Deferred tax assets	23,125	21,477
Other assets	12,580	13,128

Total assets	$1,158,370	$1,148,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$35,580	$27,656
Deferred revenue	4,027	4,543
Accrued compensation	23,194	28,010
Accrued expenses and other current liabilities	41,785	41,659

Total current liabilities	104,586	101,868
Long-term borrowings under senior credit facility	166,875	179,688
Long-term convertible securities	356,103	352,576
Deferred tax liabilities	5,498	5,726
Other liabilities	16,857	15,851

Total liabilities	649,919	655,709

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 35,749 and 35,734 issued	358	357
Additional paid-in capital	609,849	607,676
Treasury stock, at cost; 8,903 and 8,903 shares	(367,121)	(367,121)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	351	(6,494)
Pension liability adjustment, net of tax	(135)	(131)
Unrealized loss on derivatives, net of tax	(2,363)	(2,468)
Retained earnings	267,512	260,819

Total stockholders’ equity	508,451	492,638

Total liabilities and stockholders’ equity	$1,158,370	$1,148,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,693	$11,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,576	9,958
Deferred income tax provision (benefit)	(983)	(1,981)
Amortization of debt issuance costs	760	517
Non-cash interest expense	3,528	1,634
Share-based compensation	2,070	4,034
Excess tax benefits from stock-based compensation arrangements	(3)	(53)
Other	277	—
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	4,800	1,096
Inventories	(853)	(4,770)
Prepaid expenses and other current assets	1,619	2,871
Other non-current assets	(152)	85
Accounts payable, accrued expenses and other current liabilities	2,121	(2,797)
Deferred revenue	(534)	(628)
Other non-current liabilities	399	(198)

Net cash provided by operating activities	32,318	21,255

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,412)	(5,922)
Cash used in business acquisition	(175)	—
Purchases of short-term investments	(53,248)	—

Net cash used in investing activities	(63,835)	(5,922)

FINANCING ACTIVITIES:
Repayments under senior credit facility	(12,813)	(41,875)
Purchases of treasury stock	—	(4,320)
Proceeds from exercise of stock options, net	250	1,687
Excess tax benefits from stock-based compensation arrangements	3	53

Net cash used in financing activities	(12,560)	(44,455)

Effect of exchange rate changes on cash and cash equivalents	1,911	4,713

Net decrease in cash and cash equivalents	(42,166)	(24,409)
Cash and cash equivalents at beginning of period	100,808	128,763

Cash and cash equivalents at end of period	$58,642	$104,354

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

In the opinion of management, the March 31, 2012 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Management determined the preliminary fair value of net assets acquired during the third quarter of 2011 and has not yet finalized the working capital adjustment. Measurement period adjustments included above reflected a decrease in the total fair value of inventory acquired and a decrease in the value of long term deferred tax assets acquired which was recorded in the fourth quarter of 2011. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

SeaSpine, Inc.

On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $89.0 million, subject to indemnification holdbacks currently totaling $7.4 million, which are accrued at December 31, 2011 and certain working capital adjustments. The final working capital adjustment was determined in the first quarter of 2012 and reduced the purchase price by $0.3 million. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and bone substitute products.

	Final Purchase Price Allocation
	(Dollars in thousands)
Cash	$201
Inventory	14,900
Accounts receivable	7,608
Other current assets	623
Property, plant and equipment	9,177
Deferred tax asset — long term	302
Intangible assets:		Wtd. Avg. Life:
Technology	3,000	8 years
Customer relationships	41,200	13 years
Non-compete agreements	1,900	4 years
Trade name	300	1 year
Goodwill	14,572

Total assets acquired	93,783
Accounts payable and other liabilities	5,108

Net assets acquired	$88,675

Management determined the preliminary fair value of net assets acquired during the second quarter of 2011 and finalized the working capital adjustment in the first quarter of 2012. Measurement period adjustments included above reflect a decrease in the total fair value of consideration to be transferred pursuant to the final working capital adjustment. These measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. This adjustment did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2011 as if the acquisitions completed by the Company during 2011 had been completed as of January 1, 2010. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) decreases in certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months Ended March 31, 2011 (in thousands except per share amounts)

Total Revenue	$198,409
Net income	9,601
Net income per share
Basic	$0.32
Diluted	0.32

3. SHORT-TERM INVESTMENTS

The Company’s short-term investments consist entirely of time-deposits held by investment-grade banks. These investments have maturity dates ranging from approximately three months to six months from the original date of purchase.

4. INVENTORIES

Inventories, net consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Finished goods	$108,433	$106,972
Work-in process	36,811	36,070
Raw materials	27,225	28,219

	$172,469	$171,261

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company revised its operating segments and reporting segments in connection with the change in the Company’s Chief Executive Officer (who serves as the Company’s chief operating decision maker) effective January 3, 2012. As a result, the Company reassigned the goodwill to these new reportable segments based on the relative-fair-value of the Company’s eight underlying reporting units as of January 1, 2012. The Company estimated the fair value of the business units using a discounted cash flow model. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflects the Company’s best estimates. For seven of the eight reporting units, given the significant excess of their estimated fair value over their carrying value, any future goodwill impairment is not likely. However, at January 1, 2012, the estimated fair value of the U.S. Spine business, which is a component of the U.S. Spine and Other reportable segment, exceeded its book value by approximately 15%. This component has $31.7 million of allocated goodwill. In the event that the estimated fair value declines and no longer exceeds the carrying value of this component, an impairment charge may be recorded to reduce the amount of goodwill associated with this component. Refer to footnote 14 for more information on the change in reportable segments.

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$93,913	$57,270	$60,544	$55,693	$25,560	$292,980
Accumulated impairment losses	—	—	—	—	—	—

Goodwill at December 31, 2011	93,913	57,270	60,544	55,693	25,560	292,980

SeaSpine, Inc. working capital adjustment	—	—	—	289	—	289
Foreign currency translation	—	—	—	—	1,963	1,963

Balance, March 31, 2012	$93,913	$57,270	$60,544	$55,982	$27,523	$295,232

The Company has adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment, which allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required — otherwise, no further impairment testing is required. If a quantitative assessment is required, the Company utilizes a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and its future profitability. The Company performs its assessment of the recoverability of goodwill annually during second quarter and it is based upon a comparison of the carrying value of goodwill for each reporting unit with its estimated fair value.

The components of the Company’s identifiable intangible assets were as follows (dollars in thousands):

	Weighted Average Life	March 31, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	11 years	$75,681	$(33,613)	$42,068	$75,990	$(32,157)	$43,833
Customer relationships	11 years	147,690	(60,700)	86,990	147,230	(57,348)	89,882
Trademarks/brand names	32 years	33,823	(12,076)	21,747	33,669	(10,897)	22,772
Trademarks/brand names	Indefinite	48,484	—	48,484	48,484	—	48,484
Supplier relationships	26 years	33,810	(5,521)	28,289	33,810	(5,389)	28,421
All other (1)	6 years	5,682	(2,340)	3,342	11,434	(7,704)	3,730

		$345,170	$(114,250)	$230,920	$350,617	$(113,495)	$237,122

(1)	At March 31, 2012 and December 31, 2011, all other included in-process research and development of $1.7 million, which was indefinite lived.

During the first quarter of 2012, the Company recorded impairment charges of $0.1 million in cost of goods sold related to a technology asset whose related products are being discontinued.

During the first quarter of 2011, the Company recorded impairment charges of $0.1 million related to a technology asset whose related products are being discontinued, and $0.1 million related to an associated brand name that will no longer be used as a result of our re-branding strategy. These amounts have been recorded in cost of goods sold and amortization expense, respectively.

Based on quarter-end exchange rates, annual amortization expense is expected to approximate $25.2 million in 2012, $19.0 million in 2013, $18.1 million in 2014, $16.3 million in 2015 and $14.0 million in 2016. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach.

6. DEBT

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment) with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2012, the Company was in compliance with all such covenants.

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

At March 31, 2012 and December 31, 2011, there was $166.9 million and $179.7 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 2.2% and 2.0%, respectively. At March 31, 2012, there was approximately $433.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at March 31, 2012 was approximately $157.5 million which was classified within Level 2 of fair value hierarchy. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

2016 Convertible Senior Notes

On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2016 Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt instruments that do not include a conversion feature and amounted to $43.2 million. The Company is amortizing the debt discount to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the date the 2016 Notes were issued and was 5.6%.

At March 31, 2012, the carrying amount of the liability component of the 2016 Notes was $192.3 million, the remaining unamortized discount was $37.7 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at March 31, 2012 was approximately $219.2 million which was classified within Level 2 of fair value hierarchy. At December 31, 2011, the carrying amount of the liability component was $190.6 million, the remaining unamortized discount was $39.4 million, and the principal amount outstanding was $230.0 million.

The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2012, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

In connection with the issuance of the 2016 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The initial strike price of the call transaction is approximately $57.44 per share, subject to customary anti-dilution adjustments. The initial strike price of the warrant transaction is approximately $70.05 per share, subject to customary anti-dilution adjustments.

2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount under its 2012 Notes. The 2012 Notes bear interest at a rate of 2.375% per annum payable semi-annually in arrears on December 1 and June 1 of each year. In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt instruments that did not include a conversion feature and amounted to $30.6 million. The Company is amortizing the debt discount to interest expense using the effective interest method through June 2012. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the date the 2012 Notes were issued and was 6.8%.

At March 31, 2012, the carrying amount of the liability component was $163.8 million, the remaining unamortized discount was $1.2 million, and the principal amount outstanding was $165.0 million. At December 31, 2011, the carrying amount of the liability component of the 2012 Notes was $162.0 million, the remaining unamortized discount was $3.0 million, and the principal amount outstanding was $165.0 million. The entire carrying amount of the Notes is classified as long-term in the March 31, 2012 balance sheet as the Company has the intent and ability to settle the obligation with long-term borrowings from its Senior Credit Facility. The fair value of the Notes at March 31, 2012 was approximately $165.7 million which was classified within Level 2 of fair value hierarchy.

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

In connection with the issuance of the 2012 Notes, the Company entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of such notes (the “hedge participants”). The total cost of the call transactions to the Company was approximately $30.4 million and the Company received approximately $12.2 million of proceeds from the warrant transactions. The call transactions involve the Company’s purchasing call options from the hedge participants, and the warrant transactions involve the Company’s selling call options to the hedge participants with a higher strike price than the purchased call options.

Convertible Note Interest

The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,739	$—
Cash interest related to the contractual interest coupon	934	—

Total	$2,673	$—

2012 Notes:
Amortization of the discount on the liability component	$1,789	$1,669
Cash interest related to the contractual interest coupon	980	980

Total	$2,769	$2,649

7. DERIVATIVE INSTRUMENTS

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

The Company expects that approximately $1.8 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.

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

Fair Value of Derivative Instruments

The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of March 31, 2012 and December 31, 2011:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (1):	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
Derivatives designated as hedges — Assets:
Foreign currency forward contracts — Prepaid expenses and other current assets	$173	$—	$8,116	$—

Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,821	$1,634
Foreign currency forward contracts — Accrued expenses and other current liabilities	—	108	$—	$1,597
Interest rate swap — Other liabilities (2)	2,314	2,458

Total Derivatives designated as hedges — Liabilities	$4,135	$4,200

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2)	At March 31, 2012 and December 31, 2011, the notional amount related to the Company’s sole interest rate swap was $136.9 million and $139.7 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $13.1 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three months ended March 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI Into Earnings- Effective Portion	Location in Statements of Operations
	(In thousands)

Three Months Ended March 31, 2012
Foreign Currency Forward Contracts	$207	$—	Cost of goods sold
Interest rate swap	(492)	(449)	Interest (expense)

	$(285)	$(449)

Three Months Ended March 31, 2011
Interest rate swap	$(178)	$(573)	Interest (expense)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the gross notional amount of derivative foreign currency forward contracts outstanding that were not designated as hedging instruments was $3.4 million and $3.3 million, respectively. The fair value of these forward contracts at March 31, 2012 and December 31, 2011 was less than $0.1 million, respectively, which was recorded in other current assets. The impact on the consolidated statements of operations from derivative instruments not designated as hedges for the three months ended March 31, 2012 was a loss of $0.1 million loss recorded in other income (expense), net. There were no gains or losses related to derivatives not designated as hedging instruments during the three months ended March 31, 2011.

8. STOCK-BASED COMPENSATION

As of March 31, 2012, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, or the 1999 Plan.

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

Stock Options

As of March 31, 2012, there was approximately $2.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over the next 2.8 years. There were no stock options exercised during the three months ended March 31, 2012. The Company received net proceeds of $1.7 million from stock option exercises for the three months ended March 31, 2011.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2012, there were approximately $10.2 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately 2.2 years.

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

9. TREASURY STOCK

On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of March 31, 2012, there remained $29.1 million available for share repurchases under this latest authorization. The following table sets forth the Company’s treasury stock activity:

	Three Months Ended March 31
	2012		2011
	$	# of Shares	$	# of Shares
	(In thousands)		(In thousands)

Shares repurchased in the open market in connection with the Board approved buyback program authorized on October 29, 2010	$—	—	$4,320	87

10. RETIREMENT BENEFIT PLANS

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

Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$6	$26
Interest cost	160	165
Expected return on plan assets	(144)	(146)
Recognized net actuarial loss	—	—

Net period benefit cost	$22	$45

The Company made $0.2 million of contributions to its defined benefit pension plans during the three months ended March 31, 2012 and March 31, 2011, respectively.

11. INCOME TAXES

The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2012	2011

Reported tax rate	30.2%	22.6%

The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 was 30.2% and 22.6%, respectively. Income tax expense for the three months ended March 31, 2012 included a $0.6 million accrual for tax contingencies related to uncertain tax positions in connection with ongoing U.S. Federal tax audits.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with the various taxing authorities. The Company considers these factors and others, including its history of generating taxable earnings, in assessing its ability to realize deferred tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, State and Foreign Tax Authorities, the Company believes that its reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to the Company’s annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items it expects to pay in the coming year which are classified as current income taxes payable.

The Company expects its effective income tax rate for the full year to be approximately 20.5% as a result of a number of uncertain tax positions expected to reverse in the third quarter of 2012. This estimate could be revised in future quarters as additional information is presented to the Company.

12. COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$6,693	$11,487
Foreign currency translation adjustment	6,845	13,466
Unrealized gain on derivatives, net of tax	105	428
Pension liability adjustments, net of tax	(4)	262

Comprehensive income	$13,639	$25,643

13. NET INCOME PER SHARE

Certain of the Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The participating securities had an insignificant impact (impacts the rounding by less than $0.01 per share) on basic and diluted net income per share for the three months ended March 31, 2012 and 2011; therefore, we do not present the full calculation below.

Basic and diluted net income per share were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$6,693	$11,487
Weighted average common shares outstanding	28,345	29,562
Basic net income per share	$0.24	$0.39

Diluted net income per share:
Net income	$6,693	$11,487

Weighted average common shares outstanding — Basic	28,345	29,562
Effect of dilutive securities:
Stock options and restricted stock	143	623

Weighted average common shares for diluted earnings per share	28,488	30,185

Diluted net income per share	$0.23	$0.38

At March 31, 2012 and 2011, the Company had 1.7 million and 1.5 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Convertible Senior Notes and 2012 Notes at March 31, 2012 and 2011. Stock options and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2012 and 2011, 1.5 million and 0.2 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeds the Company’s average stock price for the period, the warrants are anti-dilutive and we excluded the entire number of warrants, the amount of which is based on the Company’s average stock price, from the diluted earnings per share calculation.

14. SEGMENT AND GEOGRAPHIC INFORMATION

Starting in the first quarter of 2012, due to changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker, the Company is disclosing five reportable segments and eight operating segments. The five reportable segments are U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, U.S. Spine and Other, and International. The U.S. Neurosurgery segment sells a full line of products specifically for neurosurgery and critical care such as: tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment. The U.S. Instruments business sells more than 60,000 instrument patterns and surgical products and lighting to hospitals, surgery centers, and dental, podiatry, and veterinary offices. The U.S. Extremities segment includes the U.S. extremity reconstruction business, which includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair. The U.S. Spine and Other segment includes (i) the U.S. Spine business, which focuses on spinal fusion, spinal implants, and deformity correction, (ii) the U.S. Orthobiologics business, which focuses on bone graft substitutes, and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures, and (iii) the Private Label business, which sells the Company’s regenerative medicine and other products to strategic partners. The International segment sells similar products to those discussed above, but are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Central/South America, Asia-Pacific and Canada. The Corporate and other category includes (i) various legal, finance, executive, and human resource functions, (ii) brand management, (iii) share based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization. Accordingly, the segment information for the prior years has been restated in accordance with authoritative guidance on segment reporting.

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on Corporate for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results.

Net sales and profit by reportable segment for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$40,183	$38,130
U.S. Instruments	37,994	37,553
U.S. Extremities	26,587	21,306
U.S. Spine and Other	44,810	37,325
International	46,611	46,727

Total revenues	$196,185	$181,041

Segment Profit
U.S. Neurosurgery	$21,156	$19,157
U.S. Instruments	9,183	8,182
U.S. Extremities	7,526	5,798
U.S. Spine and Other	13,533	12,725
International	17,465	17,412

Segment profit	68,863	63,274

Amortization	(4,720)	(3,011)
Corporate and other	(46,676)	(39,391)

Operating income	$17,467	$20,872

Revenue by major product category consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Orthopedics	$86,152	$72,252
Neurosurgery	66,057	65,187
Instruments	43,976	43,602

Total revenues	$196,185	$181,041

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
United States	$148,674	$133,300
Europe	23,668	25,087
Rest of World	23,843	22,654

Total revenues	$196,185	$181,041

15. COMMITMENTS AND CONTINGENCIES

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

The Company has settled, or has pending against it, various lawsuits, claims and proceedings. The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as a period cost as outside counsel incurs those fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We manage our business through a combination of product groups and geography, and accordingly, we report our financial results under five reportable segments — U.S. Instruments, U.S. Neurosurgery, U.S. Extremities, U.S. Spine and Other (which consists of our U.S. Spine, U.S. Orthobiologics and Private Label businesses) and International.

We present revenues in three product categories: Orthopedics, Neurosurgery and Instruments. Our orthopedics products group includes specialty metal implants for surgery of the extremities, shoulder and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosurgery products group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments products group includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.

We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments and specialty metal implants through specialized third-party vendors.

In the United States, we have several sales channels. Orthopedics products are sold through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Neurosurgery products are sold through directly employed sales representatives. Instruments products are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point. We sell in the international markets through a combination of a direct sales organization and specialty distributors.

We also market certain products through strategic partners in the United States.

Our objective is to become a diversified global medical device company that helps patients by limiting uncertainty for medical professionals, and to be a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete. Our strategy includes the following key elements: geographic expansion, margin expansion, leveraging platform synergies, disciplined focus and execution, global quality assurance and acquiring or in-licensing products that fit existing sales channels.

We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (derived through acquisitions and products developed internally), (2) gross margins on total revenues, (3) operating margins (which we aim to continually expand as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation, and amortization, and (5) earnings per diluted share of common stock.

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

•

Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourselves. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to double our size over the years, and is key to our ability to grow into a multi-billion dollar company.

ACQUISITIONS

We did not complete any acquisitions during the first quarters of 2012 or 2011.

RESULTS OF OPERATIONS

Executive Summary

Net income for the three months ended March 31, 2012 was $6.7 million, or $0.23 per diluted share as compared with net income of $11.5 million or $0.38 per diluted share for the three months ended March 31, 2011.

The decrease in net income for the three months ended March 31, 2012 over the same period last year resulted primarily from an increase in (i) cost of goods sold in connection with cost associated with remediation and related unplanned idle time and underutilization at our Plainsboro, New Jersey manufacturing facility and the amortization of inventory at acquisition value, (ii) incremental interest costs from the issuance of our 2016 Notes in June 2011, and (iii) selling, general and administrative costs in connection with the implementation of our global enterprise resource planning system and certain employee terminations, as well as the addition of SeaSpine and Ascension operations.

Income before taxes includes the following special charges:

	Three Months Ended March 31
	2012	2011
	(In thousands)
SPECIAL CHARGES
Plainsboro, New Jersey manufacturing facility remediation costs	$1,635	$—
Global ERP implementation charges	3,669	2,655
Facility optimization charges	1,636	1,822
Certain employee termination charges	501	34
Discontinued product lines charges	835	100
Acquisition-related charges	702	942
Impairment charges	141	248
European entity restructuring charges	—	262
Convertible debt non-cash interest	3,528	1,634

Total	$12,647	$7,697

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of goods sold	$4,544	$1,435
Research and development	—	300
Selling, general and administrative	4,575	4,177
Intangible asset amortization	—	151
Interest expense	3,528	1,634

Total	$12,647	$7,697

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period-to-period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that, given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project in 2011, and as other aspects of the project reach the application development stage, we will capitalize those expenditures as well.

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

Revenues and Gross Margin

Our revenues and gross margin were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Orthopedics	$86,152	$72,252
Neurosurgery	66,057	65,187
Instruments	43,976	43,602

Total revenue	196,185	181,041
Cost of goods sold	74,675	64,921

Gross margin on total revenues	$121,510	$116,120

Gross margin as a percentage of total revenues	61.9%	64.1%

	Three Months Ended March 31,
Segment Net Sales:	2012	2011
	(In thousands)
U.S. Neurosurgery	$40,183	$38,130
U.S. Instruments	37,994	37,553
U.S. Extremities	26,587	21,306
U.S. Spine and Other	44,810	37,325
International	46,611	46,727

Total revenues	$196,185	$181,041

THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Plainsboro, New Jersey Regenerative Medicine Facility Update

Revenues and gross margin in the quarter were affected by remediation activities in our regenerative medicine facility in Plainsboro, New Jersey. We received a warning letter from the FDA in December, 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter does not restrict our ability to manufacture or ship products, nor does it require the recall of any product. Since the conclusion of the inspection, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so, including both capital investment for new equipment and leasehold improvements and incremental spending to improve or revise quality systems. We expensed approximately $1.6 million in the first quarter on such initiatives, and anticipate spending another $2.4 million, which includes unplanned idle time and underutilization at the plant, over the remainder of the year. We expect to make capital investments in additional leasehold improvements designed to address the FDA’s observations totaling $2.5 million to $3.0 million over the remainder of the year.

In the first quarter, revenues were affected by shortages of products manufactured in the Plainsboro facility, particularly dermal and wound care products manufactured in our clean room dedicated for such purposes, which resumed production in mid-February after extensive construction and validation. We made substantial progress relieving backorders in such products by the end of March, and anticipate that such backorders will resolve in the second quarter. Expenses incurred in remediation activities also adversely affected gross margin percentage in the first quarter. We do not expect remediation activities in the plant to materially affect backorder levels, but we will suspend production of certain products for limited periods of time and there can be no assurance that we will not incur product shortages that affect revenues in the second quarter.

Revenues and Gross Margin

For the three months ended March 31, 2012, total revenues increased by $15.1 million, or 8%, to $196.2 million from $181.1 million for the same period during 2011. Domestic revenues increased by $15.4 million to $148.7 million, or 76% of total revenues, for the three months ended March 31, 2012 from $133.3 million, or 74% of total revenues, for the three months ended March 31, 2011. International revenues were essentially unchanged compared to the prior year at $47.5 million. Foreign exchange fluctuations, primarily due to a decline in the Euro versus the U.S. dollar, accounted for a $0.6 million decrease in first quarter of 2012 revenues as compared to the same period last year.

U.S. Neurosurgery revenues were $40.2, an increase of 5% from the prior year. Continued demand for our market-leading duraplasty products, as well as strength in our critical care and stereotaxy product lines, drove most of the increase.

U.S. Instruments revenues were $38.0 million, up 1% from the prior year. We have seen modest growth of instruments sales to acute-care facilities and sales of our LED surgical headlamps, which were launched in late 2011, are contributing to the growth. We are still seeing a negative impact from ordering patterns that were interrupted when distributors began purchasing fewer instruments in late 2011 in an effort to reduce their inventories to more desirable levels. We believe that our distributors have largely achieved their lower inventory targets and we expect normal buying patterns to return during the second quarter.

U.S. Extremities revenues were $26.6, an increase of 25% from the prior year. The impact of our Ascension acquisition in the third quarter of 2011 drove most of this increase in revenue as our direct sales force began selling the full line of Ascension’s portfolio of products, moving us away from the legacy distributor network. Significant increases were also noted in dermal and wound care sales, as we began to clear the backorders caused by shortages of our regenerative medicine products that resulted from remediation work in our Plainsboro, New Jersey facility.

The U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $44.8 million, up 20% from the prior year. The increase is primarily because of the addition of SeaSpine’s revenue. While the cross-pollination of the two spine hardware lines is progressing well, the spine hardware market is evolving and remains challenging, both in price and volume. We had another quarter of double-digit growth for orthobiologics. Our EVO3 and Mozaik products continue to see high demand, both from newly added distributors and our core existing distributors. This increase was offset in part by a decrease in our private-label product revenue and royalty revenues.

International segment revenues were $46.6 million which was flat compared to the prior year. The shortages of our regenerative medicine products discussed above were also experienced outside of the United States. That said, we saw increases in the Asia-Pacific and Latin America markets across all product categories. In Europe, we saw decreases in neurosurgery capital spending and extremities purchases; however, these declines were partially offset by our spine and orthobiologics sales which have increased off a relatively small base.

Gross margin increased 5% to $121.5 million for the three-month period ended March 31, 2012. Gross margin as a percentage of total revenue decreased to 61.9% for the first quarter 2012 from 64.1% for the same period last year. The decrease in gross margin percentage was primarily because of ongoing remediation efforts in our Plainsboro, New Jersey manufacturing facility as discussed above. Also, we discontinued our radiosurgery and radiotherapy product lines and wrote-off the related technology intangible assets and inventory resulting in $1.0 million of incremental costs during the quarter as we continue to optimize our portfolio. Finally, we incurred additional costs related to the amortization of the fair value inventory step-up on the acquired SeaSpine and Ascension inventories from 2011.

In 2012, we expect our consolidated gross margin percentage to be flat to up slightly compared to 2011. We expect to complete the remediation work at our Plainsboro, New Jersey regenerative medicine manufacturing facility and accordingly, expect to return to normal levels of production during 2012. However, higher costs resulting from the amortization of the Ascension and SeaSpine inventory to cost of goods sold at acquisition value, costs related to the expansion of our regenerative medicine activities, and continued downward pressure on our private-label sales volumes will negatively effect our consolidated gross margin.

Other Operating Expenses

The following is a summary of other operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2012	2011
Research and development	6.1%	6.7%
Selling, general and administrative	44.6%	44.2%
Intangible asset amortization	2.4%	1.7%

Research and development expenses in the first quarter of 2012 remained flat, compared to the same period last year. We target 2012 spending on research and development to be between 6% and 7% of total revenues. Product development efforts for our spine, and extremity reconstruction product lines, were offset by lower spending in neurosurgery and instrument product development activities partially offset the higher expenses.

Selling, general and administrative expenses in the first quarter of 2012 increased by $7.3 million to $87.4 million, compared to $80.1 million in the same period last year. Selling and marketing expenses increased by $6.0 million primarily due to a higher proportion of sales to distributors during the quarter, which inherently have a higher cost than the direct selling model. General and administrative costs increased $1.3 million primarily due to charges related to the implementation of our global enterprise resource planning system. We expect that selling, general and administrative spending for 2012, excluding all special charges to be 41% to 41.5% of revenues.

Amortization expense in the first quarter of 2012 was $4.7 million compared to $3.0 million in the same period last year. The increase is primarily due to amortization of the significant intangible assets added as part of our SeaSpine and Ascension acquisitions that occurred during the second and third quarters of 2011, respectively.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest income	$378	$73
Interest expense	$(7,929)	$(5,469)
Other income (expense)	$(323)	$(643)

Interest Income and Interest Expense

Interest expense in the three months ended March 31, 2012 increased primarily as a result of interest on our 2016 Notes that we entered into in June 2011. The impact of our interest rate swap which had the effect of increasing interest expense by $0.4 million for the three months ended March 31, 2012. Our reported interest expense for the three-month periods ended March 31, 2012 and 2011 includes non-cash interest related to the accounting for convertible securities of $3.5 million and $1.7 million, respectively. The increase in interest income came primarily from short-term investments in time deposits held outside the United States.

Other Income (Expense)

Other expense of $0.3 million in 2012 and other expense of $0.6 million in 2011 is primarily attributable to foreign exchange gains and losses on intercompany balances.

Income Taxes

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income before income taxes	$9,593	$14,833
Income tax expense	2,900	3,346

Effective tax rate	30.2%	22.6%

Our effective income tax rate for the three months ended March 31, 2012 and 2011 was 30.2% and 22.6%, respectively. Income tax expense for the three months ended March 31, 2012 included a $0.6 million accrual for tax contingencies related to uncertain tax positions, in connection with ongoing U.S. Federal tax audits.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with the various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing its ability to realize deferred tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, State and Foreign Tax Authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which are classified as current income taxes payable.

We expect our effective income tax rate for the full year to be approximately 20.5% as a result of a number of uncertain tax positions that we expect to reverse in the third quarter of 2012. This estimate could be revised in future quarters as additional information is presented to us.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS

We attribute revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments noted above that are made to non-U.S. customers and are therefore included in Europe or Rest of world revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
United States	$148,674	$133,300
Europe	23,668	25,087
Rest of world	23,843	22,654

Total revenues	$196,185	$181,041

See our discussion of international revenues under the Item 2 section titled Results of Operations – “Revenues and Gross Margins.”

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

We had cash and cash equivalents totaling approximately $58.6 million and $100.8 million at March 31, 2012 and December 31, 2011, respectively. We had short-term investments totaling $53.8 million at March 31, 2012 all of which were held by our non-U.S. subsidiaries. There were no short-term investments at December 31, 2011. At March 31, 2012, our non-U.S. subsidiaries held approximately $44.5 million of cash and cash equivalents that are available for use by all of our operations outside the United States. If these funds or the short-term investments held outside the United States were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$32,318	$21,255
Net cash used in investing activities	(63,835)	(5,922)
Net cash used in financing activities	(12,560)	(44,455)
Effect of exchange rate fluctuations on cash	1,911	4,713

Net decrease in cash and cash equivalents	$(42,166)	$(24,409)

In 2012, we anticipate that our principal uses of cash will include the repayment of our convertible 2012 Notes of $165 million, of which approximately $134 million will be classified as a financing use of cash for the repayment of the debt component, and approximately $31 million will be classified as an operating use of cash for the repayment of accreted interest. We plan to spend between $65 million and $75 million on capital expenditures primarily for the expansion of regenerative medicine manufacturing capacity, our enterprise resource planning system implementation, and additions to our instrument sets used in sales of orthopedic products.

In addition, our executive chairman holds approximately 1.67 million deferred stock units (“SUs”) accumulated over the past eight years that will be distributed to him in the form of shares of our common stock within approximately six months after the date he ceases to be an employee of the Company and takes the role of the non-executive chairman. The Company would be required to use cash to pay withheld federal and state taxes in connection with the release of such SUs, and most of the payments would be classified as an operating use of cash. Accordingly, if our executive chairman ceases to be an employee before June 30, 2012, the SUs will be distributed and taxes will be withheld in the fourth quarter of 2012. The Company will retain shares equal in value to the required withholding taxes, which may exceed 44% of the then aggregate fair market value of the SUs. The Company will be able to deduct the total amount of such deferred compensation from its federal and state corporation taxes, but will not receive the cash benefits of such deductions in the same period.

Cash Flows Provided by Operating Activities

We generated operating cash flows of $32.3 million and $21.3 million for the three months ended March 31, 2012 and 2011, respectively.

Operating cash flows increased largely due to improved working capital management, especially the collection of accounts receivable in the quarter. Net income for the three months ended March 31, 2012 plus non-cash items included in those earnings amounted to approximately $24.9 million. Changes in working capital provided $7.2 million of net cash flows. Among the changes in working capital, accounts receivable contributed $4.8 million, prepaid expenses and other current assets contributed another $1.6 million, and liabilities contributed another $1.6 million while inventories used $0.9 million.

Net income for the three months ended March 31, 2011 plus non-cash items included in those earnings amounted to approximately $25.6 million. Changes in working capital used $4.2 million of net cash flows. Among the changes in working capital, accounts receivable contributed $1.1 million and prepaid expenses and other current assets contributed another $2.9 million, while inventories used $4.8 million, and liabilities used another $3.4 million of cash.

Cash Flows Used in Investing Activities

In the first quarter of 2012 we paid $10.4 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation and $0.2 million for a working capital adjustment related to the SeaSpine acquisition. We also invested $53.2 million in short-term time deposit accounts, which are held outside of the United States. We paid $5.9 million in cash for capital expenditures during the quarter ended March 31, 2011.

Cash Flows Used in Financing Activities

Our principal uses of cash for financing activities were repayments of $12.8 million and $41.9 million under our senior credit facility in the quarters ended March 31, 2012 and 2011, respectively. In addition, we repurchased treasury stock of $4.3 million in the first quarter of 2011 with none in the first quarter of 2012. These amounts were partially offset by net proceeds from the employee stock purchase plan and the tax impact of stock-based compensation for a total of $0.3 million in the first quarter of 2012 and proceeds from stock option exercises and the tax impact of stock-based compensation of $1.7 million in the first quarter of 2011. There were no stock option exercises in the first quarter of 2012.

Working Capital

At March 31, 2012 and December 31, 2011, working capital was $355.2 million and $350.4 million, respectively. The increase in working capital is primarily related to additional cash flows from operations generated during the period.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment) with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2012, the Company was in compliance with all such covenants.

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

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At March 31, 2012 and December 31, 2011, there was $166.9 million and $179.7 million outstanding, respectively, under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 2.2% and 2.0%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At March 31, 2012, there was approximately $433.1 million available for borrowing under the Senior Credit Facility.

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

Share Repurchase Plan

On October 29, 2010, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first three months of 2012 and $29.1 million remains available under the authorization.

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

OTHER MATTERS

Critical Accounting Estimates

The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

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

Interest Rate Risk

Cash, Cash Equivalents and Short-Term Investments. We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents and short-term investments. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents and short-term investments outstanding at March 31, 2012 would increase interest income by approximately $1.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $136.9 million outstanding as of March 31, 2012. We recognized $0.4 million of additional interest expense related to this derivative during the first quarter of 2012. The fair value of our interest rate derivative instrument was a net liability of $4.1 million at March 31, 2012.

Based on our outstanding borrowings at March 31, 2012, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of our debt by $0.3 million on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, our Board of Directors adopted a program that authorizes us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be repurchased either in the open market or in privately negotiated transactions.

There were no purchases of our common stock under this program during the quarter ended March 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.	EXHIBITS

3.2	Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

10.1	Compensation of Non-Employee Directors of Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

*10.2	Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company

10.3	Letter dated February 22, 2012 from John B. Henneman, III to Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012)

10.4	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* +101.INS	XBRL Instance Document

* +101.SCH	XBRL Taxonomy Extension Schema Document

* +101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* +101.DEF	XBRL Definition Linkbase Document

* +101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

* +101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: April 26, 2012	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date: April 26, 2012	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

3.2	Amended and Restated Bylaws of Integra LifeSciences Holdings Corporation, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

10.1	Compensation of Non-Employee Directors of Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

*10.2	Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company

10.3	Letter dated February 22, 2012 from John B. Henneman, III to Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012)

10.4	Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* +101.INS	XBRL Instance Document

* +101.SCH	XBRL Taxonomy Extension Schema Document

* +101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* +101.DEF	XBRL Definition Linkbase Document

* +101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

* +101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.