Form 10-Q
period 2012-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2012-07-31
CIK 917520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2012 was 27,033,216.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4. Mine Safety Disclosures	36

Item 6. Exhibits	37

SIGNATURES	38

Exhibit 3.2
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 18.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenue	$210,170	$193,329	$406,355	$374,370
Costs and Expenses:
Cost of goods sold	78,274	72,838	152,949	137,759
Research and development	13,131	12,709	25,043	24,862
Selling, general and administrative	96,097	95,732	183,508	175,816
Intangible asset amortization	4,647	4,050	9,367	7,061

Total costs and expenses	192,149	185,329	370,867	345,498

Operating income	18,021	8,000	35,488	28,872
Interest income	415	127	793	200
Interest expense	(7,103)	(6,722)	(15,032)	(12,191)
Other income (expense), net	236	593	(87)	(50)

Income before income taxes	11,569	1,998	21,162	16,831
Income tax expense	3,055	1,299	5,955	4,645

Net income	$8,514	$699	$15,207	$12,186

Basic net income per common share	$0.30	$0.02	$0.54	$0.41
Diluted net income per common share	$0.30	$0.02	$0.53	$0.40
Weighted average common shares outstanding (See Note 12):
Basic	28,419	29,556	28,382	29,559
Diluted	28,609	30,178	28,549	30,154

Comprehensive income (loss) (See Note 13)	$(2,730)	$4,195	$10,911	$29,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$75,470	$100,808
Short-term investments	39,315	—
Trade accounts receivable, net of allowances of $7,013 and $6,978	115,571	118,129
Inventories, net	172,541	171,261
Deferred tax assets	62,264	36,155
Prepaid expenses and other current assets	12,162	25,904

Total current assets	477,323	452,257
Property, plant and equipment, net	146,928	131,383
Intangible assets, net	224,308	237,122
Goodwill	292,085	292,980
Deferred tax assets	8,657	21,477
Other assets	12,516	13,128

Total assets	$1,161,817	$1,148,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$43,190	$27,656
Deferred revenue	4,261	4,543
Accrued compensation	28,664	28,010
Accrued expenses and other current liabilities	36,132	41,659

Total current liabilities	112,247	101,868
Long-term borrowings under senior credit facility	321,875	179,688
Long-term convertible securities	194,072	352,576
Deferred tax liabilities	9,324	5,726
Other liabilities	17,087	15,851

Total liabilities	$654,605	$655,709

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares 35,902 and 35,734 issued at June 30, 2012 and December 31, 2011, respectively	359	357
Additional paid-in capital	611,337	607,676
Treasury stock, at cost; 8,903 shares at June 30, 2012 and December 31, 2011	(367,121)	(367,121)
Accumulated other comprehensive (loss):	(13,389)	(9,093)
Retained earnings	276,026	260,819

Total stockholders’ equity	507,212	492,638

Total liabilities and stockholders’ equity	$1,161,817	$1,148,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$15,207	$12,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,808	24,451
Deferred income tax provision (benefit)	(2,554)	(5,209)
Amortization of debt issuance costs	1,480	1,838
Non-cash interest expense	6,496	3,632
Payment of accreted interest	(30,617)	—
Loss on disposal of property and equipment	431	—
Share-based compensation	4,355	15,863
Excess tax benefits from stock-based compensation arrangements	(418)	(778)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,252	(701)
Inventories	(2,155)	(9,550)
Prepaid expenses and other current assets	7,664	1,192
Other non-current assets	(876)	(125)
Accounts payable, accrued expenses and other current liabilities	7,378	4,424
Deferred revenue	(289)	(1,108)
Other non-current liabilities	432	(277)

Net cash provided by operating activities	$34,594	$45,838

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,642)	(13,138)
Cash used in business acquisition	(2,867)	(80,799)
Purchases of short-term investments	(67,907)	—
Sales of short-term investments	26,058	—

Net cash used in investing activities	$(69,358)	$(93,937)

FINANCING ACTIVITIES:
Borrowings under senior credit facility	155,000	85,000
Repayments under senior credit facility	(12,812)	(188,750)
Proceeds from liability component of convertible notes issuance	—	186,830
Proceeds from equity component of convertible notes issuance	—	43,170
Proceeds from sale of stock purchase warrants	—	28,451
Repurchase of liability component of convertible notes	(134,383)	—
Purchase of option hedge on convertible notes	—	(42,895)
Debt issuance costs	—	(8,005)
Purchases of treasury stock	—	(57,009)
Proceeds from exercised stock options	250	3,297
Excess tax benefits from stock-based compensation arrangements	418	778

Net cash provided by (used in) financing activities	8,473	50,867

Effect of exchange rate changes on cash and cash equivalents	953	5,748

Net change in cash and cash equivalents	(25,338)	8,516
Cash and cash equivalents at beginning of period	100,808	128,763

Cash and cash equivalents at end of period	$75,470	$137,279

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

In the opinion of management, the June 30, 2012 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on the Company’s financial statement.

2. BUSINESS ACQUISITIONS

Ascension Orthopedics, Inc.

On September 23, 2011, the Company acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.5 million, plus amounts paid for working capital adjustments of $0.2 million. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle.

The following summarizes the final allocation of the purchase price based on fair value of the assets acquired and liabilities assumed:

	Final Purchase Price Allocation
	(Dollars in thousands)
Cash	$627
Inventory	12,760
Accounts receivable	2,917
Other current assets	2,398
Property, plant and equipment	4,649
Other long-term assets	70
Deferred tax asset — long term	12,543
Intangible assets		Wtd. Avg. Life:
Technology	7,885	10 years
Customer relationships	5,750	12 years
In-process research and development	1,739	Indefinite
Supplier relationship	4,510	10 years
Trade name	560	1 year
Goodwill	16,150

Total assets acquired	72,558
Accounts payable and other liabilities	5,827

Net assets acquired	$66,731

Management determined the preliminary fair value of net assets acquired during the third quarter of 2011 and finalized the working capital adjustment in the second quarter of 2012. Measurement period adjustments included above reflected a decrease in the total fair value of inventory acquired and a decrease in the value of long term deferred tax assets acquired which was recorded in the fourth quarter of 2011. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

SeaSpine, Inc.

On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $89.0 million, less working capital adjustments of $0.3 million and indemnification holdbacks totaling $7.4 million of which $5 million remains accrued at June 30, 2012. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and synthetic bone substitute products.

The following summarizes the final allocation of the purchase price based on fair value of the assets acquired and liabilities assumed:

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

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2011 as if the acquisitions completed by the Company during 2011 had been completed as of January 1, 2010. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) decreases in certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands except per share amounts)
Total Revenue	$203,919	$402,328
Net income	$(1,326)	$8,275
Net income per share
Basic	$(0.04)	$0.28
Diluted	$(0.04)	$0.27

3. INVENTORIES

Inventories, net consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Finished goods	$107,116	$106,972
Work-in process	37,024	36,070
Raw materials	28,401	28,219

	$172,541	$171,261

4. SHORT-TERM INVESTMENTS

The Company’s short-term investments consist entirely of time-deposits held by investment grade banks. These investments have maturity dates ranging from approximately three months to six months from the original date of purchase. The carrying value of these short-term investments is a reasonable estimate of their fair value.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company revised its operating segments and reporting segments in connection with the change in the Company’s Chief Executive Officer (who serves as the Company’s chief operating decision maker) effective January 3, 2012. As a result, the Company reassigned the goodwill to these new reportable segments based on the relative-fair-value of the Company’s eight underlying reporting units as of January 1, 2012. The Company estimated the fair value of the reporting units using a discounted cash flow model. The assumptions supporting the estimated future cash flows of the reporting units, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflects the Company’s best estimates. For seven of the eight reporting units, given the significant excess of their estimated fair value over their carrying value, any future goodwill impairment is not likely. However, at January 1, 2012, the estimated fair value of the U.S. Spine business, which is a component of the U.S. Spine and Other reportable segment, exceeded its book value by approximately 15%. This component has $31.7 million of allocated goodwill. In the event that the estimated fair value declines and no longer exceeds its carrying value of this component, an impairment charge may be recorded to reduce the amount of goodwill associated with this component. Refer to Note 14 for more information on the change in reportable segments.

Changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$93,913	$57,270	$60,544	$55,693	$25,560	$292,980
Accumulated impairment losses	—	—	—	—	—	—

Goodwill at December 31, 2011	93,913	57,270	60,544	55,693	25,560	292,980
SeaSpine, Inc. working capital adjustment	—	—	—	289	—	289
Ascension Orthopedics, Inc. working capital adjustment	—	—	241	—	—	241
Foreign currency translation	—	—	—	—	(1,425)	(1,425)

Balance, June 30, 2012	$93,913	$57,270	$60,785	$55,982	$24,135	$292,085

Historically, goodwill was tested annually for impairment as of June 30 of each fiscal year. Effective in the quarter ended June 30, 2012 the Company adopted a new accounting principle whereby the annual impairment review of goodwill will be performed as of July 31 of each year. The change in the annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the Company’s annual strategic planning process. The company most recently performed an assessment of the goodwill in each of its reporting units during the first quarter of 2012. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable under the circumstances.

The components of the Company’s identifiable intangible assets were as follows:

	Weighted Average Life	June 30, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	11 years	$75,391	$(34,995)	$40,396	$75,990	$(32,157)	$43,833
Customer relationships	11 years	147,139	(63,456)	83,683	147,230	(57,348)	89,882
Trademarks/brand names	32 years	33,618	(12,988)	20,630	33,669	(10,897)	22,772
Trademarks/brand names	Indefinite	48,484	—	48,484	48,484	—	48,484
Supplier relationships	26 years	33,810	(5,652)	28,158	33,810	(5,389)	28,421
All other (1)	6 years	5,582	(2,625)	2,957	11,434	(7,704)	3,730

		$344,024	$(119,716)	$224,308	$350,617	$(113,495)	$237,122

(1)	At June 30, 2012 and December 31, 2011, all other included in-process research and development of $1.7 million, which was indefinite lived.

During the six months ended June 30, 2012, the Company recorded impairment charges of $0.1 million in cost of goods sold related to technology assets whose related products are being discontinued.

Based on quarter-end exchange rates, annual amortization expense is expected to approximate $25.0 million in 2012, $18.9 million in 2013, $18.0 million in 2014, $16.2 million in 2015 and $14.0 million in 2016. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

6. DEBT

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”), it amended the Senior Credit Facility on June 8, 2011, and further amended it on May 11, 2012.

The June 8, 2011 amendment:

i.	increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the original amended and restated credit agreement;

ii.	allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments;

iii.	provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants; and

iv.	extended the maturity date from August 10, 2015 to June 8, 2016.

On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility (the “2012 Amendment”). The 2012 Amendment modified certain financial and negative covenants. The 2012 Amendment provides that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012). In addition, when calculating consolidated EBITDA for any period, the 2012 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2012, and the Company was in compliance with all such covenants.

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

At June 30, 2012 and December 31, 2011, there was $321.9 million and $179.7 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 1.8% and 2.0%, respectively. At June 30, 2012, there was approximately $278.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at June 30, 2012 was approximately $306.7 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company; these inputs are not directly observable but corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

2016 Convertible Senior Notes

On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The portion of the debt proceeds that was classified as equity at the time of the offering was $43.2 million, an equivalent of that amount is being amortized to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component is 5.6%. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company; these inputs are not directly observable but corroborated by observable market data for similar liabilities and therefore classified within Level 2.

At June 30, 2012, the carrying amount of the liability component was $194.1 million, the remaining unamortized discount was $35.9 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at June 30, 2012 was approximately $223.8 million. At December 31, 2011, the carrying amount of the liability component was $190.6 million, the remaining unamortized discount was $39.4 million and the principal amount outstanding was $230.0 million.

The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of June 30, 2012, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

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

2012 Senior Convertible Notes

On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2012 Notes (the “2012 Note”). In June 2012, the Company repaid the 2012 Notes at maturity with long-term borrowings from its Senior Credit Facility and cash on hand. The related bond hedge contracts will terminate in components over 100 trading day periods commencing 90 days after the maturity of the 2012 Note.

The 2012 Notes bore interest at a rate of 2.375% per annum payable semi-annually in arrears on December 1 and June 1 of each year.

In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt instruments that did not include a conversion feature and amounted to $30.6 million. The Company was amortizing the debt discount to interest expense using the effective interest method through June 2012. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the date the 2012 Notes were issued and was 6.8%.

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

Convertible Note Interest

The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,763	$335	$3,502	$335
Cash interest related to the contractual interest coupon	934	156	1,869	156

Total	$2,697	$491	$5,371	$491

2012 Notes:
Amortization of the discount on the liability component	$1,206	$1,698	$2,995	$3,367
Cash interest related to the contractual interest coupon	653	980	1,633	1,959

Total	$1,859	$2,678	$4,628	$5,326

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

Fair Value of Derivative Instruments

The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The fair value of the foreign currency forward exchange contracts related to inventory purchases is determined by comparing the forward rate as of the period end and the settlement rate specified in each contract. The fair value of the interest rate swaps was developed using a market approach based on publicly available market yield curves and the terms of the related swap. The Company performs ongoing assessments of counterparty credit risk.

The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of June 30, 2012 and December 31, 2011:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (1):	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,773	$1,634
Foreign currency forward contracts — Accrued expenses and other current liabilities	92	108	$1,680	$1,597
Interest rate swap — Other liabilities (2)	2,601	2,458

Total Derivatives designated as hedges — Liabilities	$4,466	$4,200

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.
(2)	At June 30, 2012 and December 31, 2011, the notional amount related to the Company’s sole interest rate swap was $134.1 million and $139.7 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $14.1 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three and six months ended June 30, 2012 and 2011:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2012
Forward currency forward contracts	(9)	(338)	(171)	(176)	Costs of goods sold
Interest rate swap	(4,092)	(759)	(477)	(4,374)	Interest (expense)

	(4,101)	(1,097)	(648)	(4,550)

Three Months Ended June 30, 2011
Interest rate swap	480	(2,958)	(570)	(1,908)	Interest (expense)

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2012
Forward currency forward contracts	(216)	(131)	(171)	(176)	Cost of goods sold
Interest rate swap	(4,092)	(1,208)	(926)	(4,374)	Interest (expense)

	(4,308)	(1,339)	(1,097)	(4,550)

Six Months Ended June 30, 2011
Interest rate swap	(270)	(2,781)	(1,143)	(1,908)	Interest (expense)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and six months ended June 30, 2012 and 2011.

8. STOCK-BASED COMPENSATION

As of June 30, 2012, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under six plans, the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the “1996 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”). No new awards may be granted under the 1996 Plan, the 1998 Plan, or the 1999 Plan.

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

Stock Options

The Company granted approximately 254,363 and 34,000 stock options during the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012, there were approximately $2.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 2 years. The Company received net proceeds of $0.3 million and $3.3 million from stock option exercises for the six months ended June 30, 2012 and 2011, respectively.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The Company expenses the fair value of these awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. The Company granted approximately 231,822 and 219,158 restricted stock awards/stock units during the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012, there were approximately $14.7 million of total unrecognized compensation costs related to unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years.

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

9. TREASURY STOCK

On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. As of June 30, 2012, there remained $29.1 million available for repurchases under this authorization. In addition to the authorization above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering. The following table sets forth the Company’s treasury stock activity:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	$	# of Shares	$	# of Shares
	(In thousands)
Shares repurchased in the open market in connection with the Board approved buyback program	$—	—	$19,439	408
Shares repurchased in connection with the issuance of the 2016 Notes	—	—	37,570	805

Total			$57,009	1,213

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

Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$6	$26	$12	$53
Interest cost	161	169	321	334
Expected return on plan assets	(145)	(149)	(289)	(295)

Net period benefit cost	$22	$46	$44	$92

The Company made $0.4 million of contributions to its defined benefit pension plans during the six months ended June 30, 2012 and 2011.

11. INCOME TAXES

The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,
	2012	2011
Reported tax rate	26.4%	65.0%

	Six Months Ended June 30,
	2012	2011
Reported tax rate	28.1%	27.6%

The Company’s effective income tax rate for the three months ended June 30, 2012 and 2011 was 26.4% and 65.0%, respectively. Income tax expense for the three months ended June 30, 2011 included a $1.7 million correction to a deferred tax asset relating to 2009, and a $0.7 million income tax expense for a tax law change in the State of New Jersey, which became effective in the quarter ended June 30, 2011. Further, the Company projected a significant decrease in full year income, especially in the United States because of certain costs and expenses recorded in the second quarter of 2011 and the projection of similar costs and expenses for the remainder of the 2011 year. All of these items resulted in the reported effective tax rate for the three months ended June 30, 2011 to be 65.0%.

Income tax expense for the three months ended June 30, 2012 included a $0.8 million accrual for income tax expense due to lost manufacturing tax deductions related to a reduction in US taxable income. The Company’s effective income tax rates for the six months ended June 30, 2012 and 2011 were 28.1% and 27.6%, respectively. Income tax expense for the six months ended June 30, 2012 also included a $0.6 million accrual for tax contingencies related to uncertain tax positions in connection with ongoing U.S. Federal tax audits.

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

The Company expects its effective income tax rate for the full year to be approximately 21.3% as a result of a number of uncertain tax positions expected to reverse in the third quarter of 2012. This estimate could be revised in future quarters as additional information is presented to the Company.

12. NET INCOME PER SHARE

Certain of the Company’s restricted unvested share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by less than $0.01 per share) on all of the 2011 periods presented; therefore, the Company does not present the full calculation below.

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Net income	$8,514	$699	$15,207	$12,186
Weighted average common shares outstanding	28,419	29,556	28,382	29,559
Basic net income per common share	$0.30	$0.02	$0.54	$0.41
Diluted net income per share:
Net income	$8,514	$699	$15,207	$12,186
Weighted average common shares outstanding — Basic	28,419	29,556	28,382	29,559
Effect of dilutive securities:
Stock options and restricted stock	190	622	167	595

Weighted average common shares for diluted earnings per share	28,609	30,178	28,549	30,154
Diluted net income per common share	$0.30	$0.02	$0.53	$0.40

At June 30, 2012 and 2011 the Company had 1.7 million and 1.5 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at June 30, 2012 and 2011. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended June 30, 2012 and 2011, 1.2 million and 0.1 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2012 and 2011, 1.3 million and 0.2 million anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants was also excluded from the diluted earnings per share calculation.

13. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net Income	$8,514	$699	$15,207	$12,186
Foreign currency translation adjustment	(11,005)	4,934	(4,158)	18,400
Change in unrealized gain on derivatives, net of tax	(241)	(1,361)	(136)	(933)
Pension liability adjustment, net of tax	2	(77)	(2)	185

Comprehensive income (loss)	$(2,730)	$4,195	$10,911	$29,838

14. SEGMENT AND GEOGRAPHIC INFORMATION

Starting in the first quarter of 2012, due to changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker, the Company is disclosing five reportable segments. The five reportable segments are U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, U.S. Spine and Other, and International. The U.S. Neurosurgery segment sells a full line of products specifically for neurosurgery and critical care such as: tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment. The U.S. Instruments business sells more than 60,000 instrument patterns and surgical products and lighting to hospitals, surgery centers, and dental, podiatry, and veterinary offices. The U.S. Extremities segment includes the U.S. extremity reconstruction business, which includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair. The U.S. Spine and Other segment includes (i) the U.S. Spine business, which focuses on spinal fusion, spinal implants, and deformity correction, (ii) the U.S. Orthobiologics business, which focuses on bone graft substitutes, and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures, and (iii) the Private Label business, which sells the Company’s regenerative medicine and other products to strategic partners. The International segment sells similar products to those discussed above, but are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Central/South America, Asia-Pacific and Canada. The Corporate and other category includes (i) various legal, finance, executive, and human resource functions, (ii) brand management, (iii) share based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization. Accordingly, the segment information for the prior years has been restated in accordance with authoritative guidance on segment reporting.

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

Net sales and profit by reportable segment for the three and six months ended June 30, 2012 and 2011 and March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
			(In thousands)
Segment Net Sales
U.S. Neurosurgery	$40,183	$38,130	$42,324	$41,316	$82,507	$79,446
U.S. Instruments	37,994	37,553	41,269	37,836	79,263	75,389
U.S. Extremities	26,587	21,306	32,048	23,210	58,635	44,516
U.S. Spine and Other	44,810	37,325	48,823	43,267	93,633	80,592
International	46,611	46,727	45,706	47,700	92,317	94,427

Total revenues	$196,185	$181,041	$210,170	$193,329	$406,355	$374,370

Segment Profit
U.S. Neurosurgery	$21,156	$19,157	$21,890	$20,708	$43,046	$39,865
U.S. Instruments	7,526	5,798	9,440	7,452	16,966	13,250
U.S. Extremities	9,183	8,182	13,305	9,853	22,488	18,035
U.S. Spine and Other	13,533	12,725	13,862	12,461	27,395	25,186
International	17,465	17,412	13,441	16,778	30,906	34,190

Segment profit	68,863	63,274	71,938	67,252	140,801	130,526
Amortization	(4,720)	(3,011)	(4,647)	(4,050)	(9,367)	(7,061)
Corporate and other	(46,676)	(39,391)	(49,270)	(55,202)	(95,946)	(94,593)

Operating income	$17,467	$20,872	$18,021	$8,000	$35,488	$28,872

The segment profits for the U.S. Instruments and U.S. Extremities segments for the three months ended March 31, 2012 and 2011, have been revised.

Revenue by major product category consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Orthopedics	$95,695	$81,479	$181,847	$153,731
Neurosurgery	67,775	68,174	133,832	133,361
Instruments	46,700	43,676	90,676	87,278

Total Revenues	$210,170	$193,329	$406,355	$374,370

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
United States	$163,483	$144,494	$312,157	$277,794
Europe	22,884	25,277	46,552	50,364
Rest of World	23,803	23,558	47,646	46,212

Total Revenues	$210,170	$193,329	$406,355	$374,370

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

•

Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourselves. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

RESULTS OF OPERATIONS

Executive Summary

Net income for the three months ended June 30, 2012 was $8.5 million, or $0.30 per diluted share as compared with net income of $0.7 million or $0.02 per diluted share for the three months ended June 30, 2011.

Net income for the six months ended June 30, 2012 was $15.2 million, or $0.53 per diluted share as compared with net income of $12.2 million or $0.40 per diluted share for the six months ended June 30, 2011.

For both of these periods, the increase in net income over the same period last year resulted primarily from a decrease in selling, general and administrative costs, which in prior-year quarter and year-to-date periods included $8.4 million of incremental stock based compensation charges related to our former chief executive officer’s employment agreement.

Our costs and expenses include the following charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Plainsboro, New Jersey manufacturing facility remediation costs	$1,770	—	$3,405	—
Global ERP implementation charges	3,607	2,932	7,276	5,587
Facility optimization charges	2,984	271	4,620	2,093
Certain employee termination charges	—	812	501	846
Discontinued product lines charges	—	3,079	835	3,179
Acquisition-related charges	1,019	1,620	1,721	2,562
Impairment charges	—	2,400	141	2,648
European entity restructuring charges	—	116	—	378
Convertible debt non-cash interest	2,969	1,998	6,497	3,632
Certain executive compensation charges	—	8,379	—	8,379
Financing charges	—	790	—	790

Total	$12,349	$22,397	$24,996	$30,094

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of goods sold	$3,685	$3,516	$8,229	$4,854
Research and development	—	—	—	300
Selling, general and administrative	5,695	15,193	10,270	19,370
Intangible asset amortization	—	900	—	1,148
Interest expense	2,969	2,788	6,497	4,422

Total	$12,349	$22,397	$24,996	$30,094

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

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Orthopedics	$95,695	$81,479	$181,847	$153,731
Neurosurgery	67,775	68,174	133,832	133,361
Instruments	46,700	43,676	90,676	87,278

Total revenue	210,170	193,329	406,355	374,370
Cost of goods sold	78,274	72,838	152,949	137,759

Gross margin on total revenues	$131,896	$120,491	$253,406	$236,611

Gross margin as a percentage of total revenues	62.8%	62.3%	62.4%	63.2%

Plainsboro, New Jersey Regenerative Medicine Facility Update

Revenues and gross margin in the second quarter and six months of 2012 were affected by remediation activities in our regenerative medicine facility in Plainsboro, New Jersey. We received a warning letter from the FDA in December, 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter does not restrict our ability to manufacture or ship products, nor does it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The FDA was on site for 20 days of inspection, during which the agency both specifically reviewed the progress of the facility’s warning letter remediation program and comprehensively reviewed its quality systems. At the end of the inspection, the FDA issued a new Form 483 with seven observations, relating to Corrective and Preventative Action (“CAPA”), non-conforming products, production and process controls, certain software validations, certain document control procedures, control of storage areas and stock rooms and delays in the filing of supplemental Medical Device Reports. Of these, the FDA designated the first observation, related to CAPA, as a repeat observation. The FDA did not issue repeat observations about the suitability of the building for manufacturing, preventative maintenance, cleaning validations, root-cause analysis of non-conforming products or filing initial Medical Device Reports within the required 30 days. A copy of the FDA Form 483 is filed as an exhibit to this quarterly report. Since August 2011, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so, including both capital investment for new equipment and leasehold improvements and incremental spending to improve or revise quality systems. We expensed approximately $1.8 million and $3.4 million in the second quarter and six months of 2012, respectively, on such initiatives, and anticipate spending another $0.7 million, which includes unplanned idle time and underutilization at the plant, over the remainder of the year. We expect to make capital investments in additional leasehold improvements designed to address the FDA’s observations totaling $2.5 million to $3.0 million over the remainder of the year.

THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues and Gross Margin

For the three months ended June 30, 2012, total revenues increased by $16.8 million, or 9%, to $210.2 million from $193.3 million for the same period during 2011. Domestic revenues increased 13% to $163.5 million, or 78% of total revenues, for the three months ended June 30, 2012 from $144.5 million, or 75% of total revenues, for the three months ended June 30, 2011. International revenues decreased to $46.7 million from $48.8 million in the prior-year period, a decrease of 4%, driven in part by foreign exchange fluctuations from a weaker euro versus the U.S. dollar compared to the second quarter of 2011. Overall foreign exchange rate fluctuations accounted for a $3.0 million decrease in revenues during the second quarter of 2012 as compared to the same period last year.

U.S. Neurosurgery revenues were $42.3 million, an increase of 2% from the prior year. This increase, in both our capital equipment and disposables, resulted primarily from growing demand for our market-leading duraplasty products, as well as increases in sales of our ultrasonic tissue ablation systems and cranial stabilization products.

U.S. Instruments revenues were $41.3 million, up 9% from the prior year. The strong sales growth within instruments was largely driven by strength in our acute care sales channel, including some large orders that we do not expect to recur, and continued growth of our LED surgical headlamp product which was launched in late 2011. In the alternate site channel, we noted a return to normalized ordering patterns following distributors purchasing fewer instruments in the last couple quarters in an effort to reduce their inventories to more desirable levels. We believe that our distributors have largely achieved their inventory targets.

U.S. Extremities revenues were $32.0 million, an increase of 38% from the prior year. The growth was primarily the result of significant increases in sales of our dermal and wound care products and Ascension acquisition. We cleared most but not all of the backorders caused by shortages of our regenerative medicine products that resulted from remediation work in our Plainsboro, New Jersey manufacturing facility.

The U.S. Spine and Other revenues, which include our Spine hardware, orthobiologics and private label products, were $48.8 million, up 13% from the prior year. The increase is primarily because of the incremental revenue as a result of the SeaSpine, Inc. acquisition on May 23, 2011, in addition to the continued double digit growth for our orthobiologics with a strong demand for our EVO3 and Mozaik products. This is due to higher demands for these new products from our new and existing core distributors. Our sales team has been focused on signing up new distributors and we have seen increases in sales of our products as a result of it. Sales of our private label products decreased from prior year.

International segment revenues were $45.7 million, a decrease of 4% from the prior year. We experienced a negative foreign currency impact of $3.0 million, which primarily affected our sales in Europe. With constant currency rates, Europe would have increased approximately 1%. In that region we saw increases in our skin and wound sales, primarily in Germany and the United Kingdom, as we began clearing our backorders caused by shortages of our regenerative medicine products as discussed above. We also saw increases in the Asia-Pacific and Latin America markets across all product categories.

Gross margin increased 10% to $131.9 million for the three-month period ended June 30, 2012. Gross margin as a percentage of total revenue increased slightly to 62.8% for the second quarter 2012 from 62.3% for the same period last year. The increase in gross margin percentage was primarily because of improved sales mix offset by additional costs related to the amortization of the fair value inventory step-up on the acquired SeaSpine and Ascension inventories from 2011and expenses for quality systems improvements and the remediation of our regenerative medicine facility.

In 2012, we expect our consolidated gross margin percentage to be flat to up slightly compared to 2011. We expect to complete the remediation work at our Plainsboro, New Jersey regenerative medicine manufacturing facility and accordingly, expect to return to normal levels of production during Q4 2012. However, higher costs resulting from the amortization of the Ascension and SeaSpine inventory to cost of goods sold at acquisition value, costs related to the expansion of our regenerative medicine activities, and continued downward pressure on our private-label sales volumes will negatively affect our consolidated gross margin.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2012	2011
Research and development	6.2%	6.6%
Selling, general and administrative	45.7%	49.5%
Intangible asset amortization	2.2%	2.1%

Total operating expenses	54.1%	58.2%

Research and development expenses in the second quarter of 2012 remained relatively flat, compared to the same period last year. Product development efforts for our spine, and extremity reconstruction product lines, were offset by lower spending in neurosurgery and instrument product development activities. We target 2012 spending on research and development to be between 6% and 7% of total revenues.

Selling, general and administrative expenses in the second quarter of 2012 increased by $0.4 million to $96.1 million compared to $95.7 million in the same period last year. Selling and marketing expenses increased by $10.0 million primarily due to a higher proportion of sales through distributors during the quarter, which generally have a higher cost than the direct selling model. Our SeaSpine and Ascension acquisitions also impacted the increase. Additionally, increases in revenue drove the corresponding commission costs up. We also incurred $1.1 million of expenses to terminate an exclusive product distribution agreement with a former distributor in China, which includes a transfer of certain product registration rights back to us. General and administrative costs decreased $9.7 million primarily due to prior year incremental charges of $8.4 million of stock based compensation related to the renewal of our former chief executive officer’s employment agreement and $1.1 million of acquisition related costs that did not repeat in the current period.

Amortization expense in the second quarter of 2012 was $4.6 million compared to $4.0 million in the same period last year. The increase is primarily due to amortization of the significant intangible assets added as part of our SeaSpine and Ascension acquisitions that occurred during the second and third quarters of 2011, respectively.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Interest income	$415	$127
Interest expense	(7,103)	(6,722)
Other income (expense)	236	593

Interest Income and Interest Expense

Interest expense in the three months ended June 30, 2012 increased primarily as a result of interest on our 2016 Notes that we issued in June 2011 and the impact of the interest rate swap which increased our interest expense by $0.7 million offset by $0.3 million decrease in interest on our 2012 Notes. Our reported interest expense for the three-month periods ended June 30, 2012 and 2011 includes non-cash interest related to the accounting for convertible securities of $2.9 million and $2.0 million, respectively. Furthermore, the three month period ended June 30, 2011 includes approximately $0.8 million of debt issuance costs that were immediately expensed upon the refinancing of our Senior Credit Facility on June 8, 2011.

Other Income (Expense)

Other expense for the second quarter of 2012 of $0.2 million was primarily attributable to foreign exchange gains and losses on intercompany balances.

Other income for the second quarter of 2011 of $0.6 million consists primarily of income from credits for research and development activities performed in foreign jurisdictions partially offset by foreign exchange losses on intercompany balances.

Income Taxes

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Income before income taxes	$11,569	$1,998
Income tax expense	$3,055	$1,299
Effective tax rate	26.4%	65.0%

Our effective income tax rate for the three months ended June 30, 2012 and 2011 was 26.4% and 65.0%, respectively. Income tax expense for the three months ended June 30, 2011 included a $1.7 million correction to a deferred tax asset relating to 2009, and a $0.7 million income tax expense for a tax law change in the State of New Jersey, which became effective in the quarter ended June 30, 2011. Further, we projected a significant decrease in our full year income, especially in the United States because of certain costs and expenses recorded in the second quarter of 2011 and the projection of similar costs and expenses for the remainder of the 2011 year. All of these items resulted in the reported effective tax rate for the three months ended June 30, 2011 to be 65.0%. Income tax expense for the three months ended June 30, 2012 included a $0.8 million accrual for income tax expense due to lost manufacturing tax deductions related to a reduction in U.S. taxable income.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with the various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, State and Foreign Tax Authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which are classified as current income taxes payable.

We expect our effective income tax rate for the full year to be approximately 21.3% as a result of a number of uncertain tax positions that we expect to reverse in the third quarter of 2012. This estimate could be revised in future quarters as additional information is presented to us.

SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues and Gross Margin

For the six-month period ended June 30, 2012, total revenues increased by $32.0 million or 9%, to $406.3 million from $374.4 million during the prior-year period. Domestic revenues increased by 12% to $312.2 million, and were 77% and 74% of total revenues for the six months ended June 30, 2012 and 2011, respectively. International revenues decreased by 2% to $94.2 million driven by foreign exchange fluctuation from a weaker euro versus the U.S. dollar compared to the same period last year. Overall foreign exchange rate fluctuations accounted for a $3.6 million decrease in revenues during the second quarter of 2012 as compared to the same period last year.

U.S. Neurosurgery revenues were $82.5 million, an increase of 4% from the prior year. Continued and growing demand for our market-leading duraplasty products, increases in sales of our ultrasonic tissue ablation systems, as well as strength in our critical care and stereotaxy product lines and cranial stabilization products, drove most of the increase. We experienced a strong performance in both our capital equipment and disposable products.

U.S. Instruments revenues were $79.3 million, up 5% from the prior year period. We believe that distributors have largely achieved their lower inventory targets and their buying patterns are returning to normal levels. The strong sales growth within instruments was largely driven by strength in our acute care sales channel, including some large orders that we do not expect to recur. Strong growth of our LED surgical headlamp product, which was launched in late 2011, as well as growth in our market share and solid new facility openings, are also contributing to the growth.

U.S. Extremities revenues were $58.6 million, an increase of 32% from the prior year. Significant increase in revenue was from the impact of our Ascension acquisition in the third quarter of 2011. Our direct sales force began selling the full line of Ascension’s portfolio of products in early 2012, moving us away from the legacy distributor network. Increases were also noted in dermal and wound care products as the demand for the product continues to be strong. We cleared most but not all of the backorders caused by shortages of our regenerative medicine products that resulted from remediation work in our Plainsboro, New Jersey facility.

The U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $93.6 million, up 16% from the prior year. The increase is primarily because of the addition of SeaSpine’s revenue and strong growth in our orthobiologics portfolio. Our EVO3 and Mozaik products continue to see high demand, through both our existing base and newly added distributors driving double-digit growth for orthobiologics during the period. While the new product launches, new distribution on-boarding and cross-pollination of the two spine hardware lines is progressing well, the spine hardware market remains challenging, both in price and volume. Private label decreased versus the prior-year period.

International segment revenues were $92.3 million, a decrease by 2% from prior year. The current financial situation in Europe put budget constraints on hospitals and we saw decreases in neurosurgery capital spending and extremities purchases. These declines were partially offset by our spine and orthobiologics sales, which have increased off a relatively small base in 2011. The shortages of our regenerative medicine products discussed above were also experienced outside of the United States and during the second quarter we began our delivery of backordered skin products. We noted slight increases in the Asia-Pacific and Latin America markets across all product categories.

Gross margin increased 7% to $253.4 million for the six-month period ended June 30, 2012. Gross margin as a percentage of total revenue decreased to 62.4% for the first half of 2012 from 63.2% for the same period last year. The decrease in gross margin percentage was primarily because of ongoing remediation efforts in our Plainsboro, New Jersey manufacturing facility as discussed above. Also, we discontinued our radiosurgery and radiotherapy product lines and wrote-off the related technology intangible assets and inventory resulting in $1.0 million of incremental costs during the 2012 period as we continue to optimize our portfolio. Finally, we incurred additional costs related to the amortization of the fair value inventory step-up on the acquired SeaSpine and Ascension inventories from 2011.

Operating Expenses

The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2012	2011
Research and development	6.2%	6.6%
Selling, general and administrative	45.2%	47.0%
Intangible asset amortization	2.3%	1.9%

Total operating expenses	53.7%	55.5%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expense, increased $10.2 million, or 5%, to $217.9 million in the first half of 2012, compared to $207.7 million in the same period last year.

Research and development expenses in the first half of 2012 remained flat, compared to the same period last year. Product development efforts for our spine, and extremity reconstruction product lines, were offset by lower spending in neurosurgery and instrument product development activities.

Selling, general and administrative expenses in the first half of 2012 increased by $7.7 million to $183.5 million compared to $175.8 million in the same period last year. Selling and marketing expenses increased by $16.1 million primarily due to a higher proportion of sales to distributors during the period which inherently have a higher cost than the direct selling model together with increases in revenue and corresponding commission costs, as well as the impact of our SeaSpine and Ascension acquisitions. Additionally, we incurred $1.1 million of expenses to terminate an exclusive product distribution agreement with a former distributor in China, which includes the transfer of certain product registration rights back to us. General and administrative costs decreased $8.4 million primarily due to prior year incremental charges of $8.4 million of stock based compensation related to the renewal of our former chief executive officer’s employment agreement and $1.1 million of acquisition related costs that did not repeat in the current period offset by charges related to the implementation of our global enterprise resource planning system.

Amortization expense in the first six months of 2012 increased by $2.3 million to $9.4 million compared to $7.1 million in the same period last year. The increase was primarily related to amortization of the significant intangible assets added as part of our SeaSpine and Ascension acquisitions that occurred during the second and third quarter of 2011, respectively.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Interest income	$793	$200
Interest expense	(15,032)	(12,191)
Other income (expense)	(87)	(50)

Interest Income and Interest Expense

Interest income increased in the six-month period ended June 30, 2012, compared to the same period last year, primarily from short-term investments in time deposit accounts held outside the United States.

Interest expense in the six-month period ended June 30, 2012, increased primarily as a result of interest on our 2016 Notes that were issued in June 2011 and the impact of our interest rate swap resulted in additional interest expense of $0.9 million during the period. Our reported interest expense for the six-month periods ended June 30, 2012 and 2011 includes non-cash interest related to the accounting for convertible securities of $6.5 million and $3.7 million, respectively. Furthermore, the six-month period ended June 30, 2011 includes approximately $0.8 million of debt issuance costs that were immediately expensed upon the refinancing of our Senior Credit Facility on June 8, 2011.

Other Income (Expense)

Other expenses of $0.1 million in 2012 were primarily attributable to foreign exchange gain and losses on intercompany balances.

Income Taxes

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Income before income taxes	$21,162	$16,831
Income tax expense	$5,955	$4,645
Effective tax rate	28.1%	27.6%

Our effective income tax rate for the six months ended June 30, 2012 and 2011 was 28.1% and 27.6%, respectively. Income tax expense for the six months ended June 30, 2012 included a $0.6 million accrual for tax contingencies related to uncertain tax positions in connection with ongoing U.S. Federal tax audits and $0.8 million accrual for income tax expense due to lost manufacturing tax deductions related to a reduction in U.S. taxable income.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with the various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets on a quarterly basis.

While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, State and Foreign Tax Authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items it expects to pay in the coming year which are classified as current income taxes payable.

We expect our effective income tax rate for the full year to be approximately 21.3% as a result of a number of uncertain tax positions that we expect to reverse in the third quarter of 2012. This estimate could be revised in future quarters as additional information is presented to us.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS

We attribute revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments noted above that are made to non-U.S. customers and are therefore included in Europe or Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
United States	$163,483	$144,494	$312,157	$277,794
Europe	22,884	25,277	46,552	50,364
Rest of World	23,803	23,558	47,646	46,212

Total Revenues	$210,170	$193,329	$406,355	$374,370

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

We had cash and cash equivalents totaling approximately $75.5 million and $100.8 million at June 30, 2012 and December 31, 2011, respectively. We had short-term investments totaling $39.3 million at June 30, 2012, all of which were held by our non-U.S. subsidiaries. There were no short-term investments at December 31, 2011. At June 30, 2012, our non-U.S. subsidiaries held approximately $61.9 million of cash and cash equivalents that are available for use by all of our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$34,594	$45,838
Net cash used in investing activities	(69,358)	(93,937)
Net cash provided by (used in) financing activities	8,473	50,867
Effect of exchange rate fluctuations on cash	953	5,748

Net increase (decrease) in cash and cash equivalents	$(25,338)	$8,516

Overall use of cash is due to purchases of our short-term investments which were offset by their maturities. Additionally, in the second quarter of 2012, we borrowed $155 million from our senior credit facility to fund the June repayment of our convertible 2012 Notes of $165 million, of which $134 million was classified as a financing use of cash for the repayment of the debt component, and $31 million as an operating use of cash for the repayment of accreted interest. We plan to spend between $30 million and $40 million on capital expenditures in the second half of 2012, primarily for the expansion of regenerative medicine manufacturing capacity, our enterprise resource planning system implementation, and additions to our instrument sets used in sales of orthopedic products.

On June 7, 2012, our executive chairman ceased to be an employee of the Company. Mr. Essig continues to serve as Chairman and as a member of the Board of Directors. As a result of the termination of his employment, he will be distributed approximately 1.67 million deferred stock units (“SUs”) that he accumulated over the past eight years. These SUs will be distributed to him in the form of shares of our common stock within approximately six months after the date he ceased to be an employee of the Company.

The Company will use cash to pay withheld federal and state taxes in connection with the release of such SUs, and most of the payments will be classified as an operating use of cash. Accordingly, the SUs will be distributed and taxes will be withheld in the fourth quarter of 2012. The Company will retain shares equal in value to the required withholding taxes, which may exceed 44% of the then aggregate fair market value of the SUs. The Company will be able to deduct the total amount of such deferred compensation from its federal and state corporation taxes, but will not receive the cash benefits of such deductions in the same period.

Cash Flows Provided by Operating Activities

We generated operating cash flows of $34.6 million and $45.8 million for the six months ended June 30, 2012 and 2011, respectively.

Operating cash flows were lower than the same period in 2011 largely because of the repayment of our convertible 2012 Notes of $165 million, of which $31.0 million was classified as an operating use of cash for the repayment of accreted interest. Net income for the six months ended June 30, 2012, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $50.8 million. Changes in working capital increased cash flows by approximately $14.8 million. Among the changes in working capital, accounts receivable provided $2.3 million of cash, inventory used $2.2 million of cash, prepaid expenses and other current assets provided $7.7 million of cash, and accounts payable, accrued expenses and other current liabilities provided $7.0 million of cash.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2012, we paid $24.6 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation. We had net purchases of $41.8 million in short-term time deposit accounts, which are held outside of the United States. During the six months ended June 30, 2011, we paid $80.8 million ($81.0 million net of $0.2 million of cash acquired) related to our acquisition of SeaSpine, Inc. and incurred $13.1 million in capital expenditures related primarily to expanding our regenerative medicine manufacturing capacity.

Cash Flows Provided by Financing Activities

Our principal uses of cash for financing activities in the six months ended June 30, 2012 were $155.0 million of borrowings under our Senior Credit Facility offset by the repayment of the liability component of our 2012 Notes of $134.4 million and $12.8 million of repayments under our Senior Credit Facility.

Our principal sources of cash from financing activities in the six months ended June 30, 2011 were from $230.0 million in borrowings under the 2016 Notes issued in June 2011, proceeds from the related warrant sale of $28.5 million, and $85.0 million in additional borrowings under our Senior Credit Facility. These amounts were offset by $188.8 million in repayments under our Senior Credit Facility, $42.9 million for the call option on our 2016 Notes, debt issuance costs of $8.0 million, treasury stock purchases of $57.0 million and proceeds from stock option exercises and the tax impact of stock based compensation of $4.1 million.

Working Capital

At June 30, 2012 and December 31, 2011, working capital was $365.1 million and $350.4 million, respectively.

Amended and Restated Senior Credit Agreement

On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment) with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2012, the Company was in compliance with all such covenants.

On May 11, 2012, the Company entered into a first amendment to the Senior Credit Facility. The amendment modified certain financial and negative covenants as disclosed in Note 6, the effect of which was to increase the Company’s capacity to borrow.

In connection with the May 11, 2012 amendment, the Company capitalized $0.4 million in incremental financing costs.

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

We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At June 30, 2012 and December 31, 2011, there was $321.9 million and $179.7 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 1.8% and 2.0%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At June 30, 2012, there was approximately $278.1 million available for borrowing under the Senior Credit Facility.

Convertible Debt and Related Hedging Activities

We pay interest each June 1 and December 1 on our $165.0 million senior convertible notes due June 2012 (“2012 Notes”) at an annual rate of 2.375%, and each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625%.

In June 2012, the Company repaid the 2012 Notes at maturity with long-term borrowings from its Senior Credit Facility and cash on hand. The related bond hedge contracts will terminate in components over 100 trading day periods commencing 90 days after the maturity of the 2012 Notes.

The 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). We expect to satisfy any conversion of the 2016 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 150% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the applicable indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2012 Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. None of these conditions existed with respect to the 2016 Notes; therefore the 2016 Notes are classified as long-term.

The 2016 Notes, under the terms of the applicable private placement agreement, are guaranteed fully by Integra LifeSciences Corporation, a subsidiary of Integra. The 2016 Notes are Integra’s direct senior unsecured obligations and will rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.

In connection with the issuance of the 2016 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Notes. We received approximately $28.5 million of proceeds from the warrant transactions for 2016 Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $57.44 for the 2016 Notes, subject to anti-dilution adjustments substantially similar to those in the 2016 Notes. The initial strike price of the warrant transactions is approximately $70.05 for the 2016 Notes, in each case subject to customary anti-dilution adjustments.

We may from time to time seek to retire or purchase a portion of our outstanding 2016 Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under certain circumstances, the call options associated with any repurchased 2016 Notes may terminate early, but only with respect to the number of 2016 Notes that cease to be outstanding. The amounts involved may be material.

Share Repurchase Plan

On October 29, 2010, our Board of Directors authorized us to repurchase shares of our common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first six months of 2012 and $29.1 million remains available under the authorization.

Dividend Policy

We have not paid any cash dividends on our common stock since our formation. Our Senior Credit Facility limits the amount of dividends that we may pay. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, cash flows and other factors deemed relevant by the Board of Directors.

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

The results of operations discussed herein have not been materially affected by inflation.

Interest Rate Risk

Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2012 would increase interest income by approximately $0.8 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $134.1 million outstanding as of June 30, 2012. We recognized $0.9 million of additional interest expense related to this derivative during the first half of 2012. The fair value of our interest rate derivative instrument was a net liability of $4.4 million at June 30, 2012.

Based on our outstanding borrowings at June 30, 2012, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $28 thousand on an annualized basis.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide such reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2012, the Company was contacted by the United States Attorney’s Office for the District of New Jersey regarding the activities of two sales representatives in a single region within our Extremities Reconstruction division pertaining to the alleged creation of invoices for products that were not sold or surgeries that did not take place for extremities indications. The Company is cooperating with the United States Attorney’s office on a voluntary basis and is not a subject or target of an investigation at this time.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed other than the modifications to the risk factors as set forth below.

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

We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals, and product registration requirements. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices and effecting product registrations in foreign countries.

Local economic conditions, legal, regulatory or political considerations, disruptions from strikes, the effectiveness of our sales representatives and distributors, local competition in-country reimbursement methodologies and changes in local medical practice could also affect our sales to foreign markets. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.

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

Our largest competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include Johnson & Johnson, Synthes, Inc. and Stryker Corporation, as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Synthes, Inc., Stryker Corporation, Zimmer, Inc., NuVasive, Inc., Globus Medical, Inc., Alphatec Spine, Inc., Orthofix and several smaller, biologically focused companies. In surgical instruments, we compete with V. Mueller, as well as the Aesculap division of B. Braun Medical, Inc. In addition, we compete with Symmetry Medical Inc. and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

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

The FDA Safety and Innovation Act (FDASIA) which includes the Medical Device User Fee Amendments of 2012 (MDUFA III), as well as other medical device provisions, goes into effect October 1, 2012. This includes performance goals and user fees paid to FDA by medical device companies when they register and list with FDA and when they submit an application to market a device in the US. This will affect the fees paid to the FDA over the 5 year period that FDASIA is in effect.

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

The FDA inspected our Plainsboro, New Jersey regenerative medicine manufacturing facility during the third quarter of 2011, at the conclusion of which it issued FDA Form 483 inspectional observations that described violations of quality system regulations. We subsequently received a warning letter from the FDA dated December 21, 2011 pertaining to that facility. We filed the warning letter as an exhibit to a Current Report on Form 8-K filed January 5, 2012. The effect of the warning letter is to require regular reports to the FDA of progress made on remediation of issues identified in the warning letter. Further, the FDA will not approve Premarket Approval Applications ( PMA ) manufactured in that facility until the warning letter has been remediated.

In June and July 2012, the FDA again inspected the regenerative medicine facility. The FDA was on site for 20 days of inspection, during which the agency both specifically reviewed the progress of the facility’s warning letter remediation program and comprehensively reviewed its quality systems. At the end of the inspection, the FDA issued a new Form 483 with seven observations, relating to Corrective and Preventative Action (“CAPA”), non-conforming products, production and process controls, certain software validations, certain document control procedures, control of storage areas and stock rooms and delays in the filing of supplemental Medical Device Reports. Of these, the FDA designated the first observation, related to CAPA, as a repeat observation. The FDA did not issue repeat observations about the suitability of the building for manufacturing, preventative maintenance, cleaning validations, root-cause analysis of non-conforming products or filing initial Medical Device Reports within the required 30 days.

We have incurred, and will incur, substantial expenses to remediate those observations and others issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the warning letter have been corrected. If such remediation cannot be completed in a timely manner we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA’s satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations.

We manufacture medical devices that are subject to various electrical safety standards. Many countries have adopted the recommendations of the International Electrotechnical Commission (“IEC”) for the safety and effectiveness of medical electrical equipment. The IEC is a non-profit, non-governmental international standards organization that prepares and publishes International Standards for all electrical, electronic and related technologies. Their updated standards are being implemented in some markets starting in July 2012 and will continue to be adopted over the following years worldwide. Our products have been modified to meet the new standards and we are substantially in compliance with these standards. We do not anticipate any delays in selling our products in the markets that have adopted the IEC updated standards.

We are also subject to other regulatory requirements of countries outside the United States where we do business. For example, under the European Union Medical Device Directive (MDD), all medical devices must meet the Medical Device Directive standards in order to obtain CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive Quality System program, comprehensive technical and clinical documentation and data on the product, which a Notified Body in the EU reviews. In addition, we must be certified to the ISO 13485:2003 Quality System standards and maintain this certification in order to market our products in the EU, Canada, Japan, Latin America, countries in the Asia-Pacific region and most other countries outside the United States. The EU has revised the Medical Device Directive (93/42/EC as amended by 2007/47/EC). Compliance with these regulations requires extensive documentation, clinical reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and may require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and may involve lengthy and expensive reviews.

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

There were no purchases of our common stock during the six months ended June 30, 2012 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6.

EXHIBITS

3.2	Amended and Restated By laws of Integra LifeSciences Holdings Corporation, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

4.1	First Amendment, dated as of May 11, 2012, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

10.1	Compensation of Non-Employee Directors of Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

10.2	Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q filed on April 26, 2012)

10.3	Letter agreement dated June 7, 2012 between Stuart M. Essig and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2012)

*10.4	New Form of Restricted Stock Agreement for Non-Employee Directors

*10.5	New Form of Restricted Stock Agreement for Executive officers - Annual Vesting

*10.6	New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting

*10.7	Amendment to Integra LifeSciences Holdings Corporation 2000 Equity Incentive Plan effective as of May 17, 2012

*10.8	Amendment to the Integra LifeSciences Holdings Corporation 2001 Equity Incentive Plan effective as of May 17, 2012

*10.9	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan effective as of May 17, 2012

*18.1	Preferability letter of Independent Public Accounting Firm dated July 31, 2012

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date: July 31, 2012	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date: July 31, 2012	/s/ John B. Henneman, III
John B. Henneman, III
Executive Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

3.2	Amended and Restated By laws of Integra LifeSciences Holdings Corporation, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

4.1	First Amendment, dated as of May 11, 2012, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

10.1	Compensation of Non-Employee Directors of Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

10.2	Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on Form 10-Q filed on April 26, 2012)

10.3	Letter agreement dated June 7, 2012 between Stuart M. Essig and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2012)

*10.4	New Form of Restricted Stock Agreement for Non-Employee Directors

*10.5	New Form of Restricted Stock Agreement for Executive officers - Annual Vesting

*10.6	New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting

*10.7	Amendment to Integra LifeSciences Holdings Corporation 2000 Equity Incentive Plan effective as of May 17, 2012

*10.8	Amendment to the Integra LifeSciences Holdings Corporation 2001 Equity Incentive Plan effective as of May 17, 2012

*10.9	Amendment to the Integra LifeSciences Holdings Corporation 2003 Equity Incentive Plan effective as of May 17, 2012

*18.1	Preferability letter of Independent Public Accounting Firm dated July 31, 2012

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.