Form 10-K
period 2012-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2013-02-26
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes  ☐
 No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $726.4 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 22, 2013 was 27,989,027.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 22, 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
TABLE OF CONTENTS

Page
PART I

Item 1. Business	4
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	24
Item 2. Properties	24
Item 3. Legal Proceedings	24
Item 4. Mine Safety Disclosures	24

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6. Selected Financial Data	25
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	44
Item 8. Financial Statements and Supplementary Data	45
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	45
Item 9A. Controls and Procedures	45
Item 9B. Other Information	47

PART III
Item 10. Directors, Executive Officers and Corporate Governance	48
Item 11. Executive Compensation	48
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13. Certain Relationships, Related Transactions, and Director Independence	48
Item 14. Principal Accountant Fees and Services	48
PART IV

Item 15. Exhibits and Financial Statements Schedules	49

SIGNATURES	59

Exhibit 10.8(c)
Exhibit 10.9(b)
Exhibit 10.10(c)
Exhibit 10.38(b)
Exhibit 10.38(e)
Exhibit 10.38(h)
Exhibit 21
Exhibit 23
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
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company employs approximately 3,500 people around the world who are dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic extremity surgery, neurosurgery, spine surgery, and reconstructive and general surgery. Revenues grew to $830.9 million in 2012, an increase of 6.5% from $780.1 million in 2011.
Integra was founded on a technology platform to repair and regenerate tissue with engineered collagen devices. The Company has developed numerous product lines for applications ranging from burn and deep tissue wounds to regeneration of dura mater in the brain and repair of nerve and tendon. Over the past 20 years, Integra has grown by building upon this core regenerative medicine technology, acquiring businesses in markets with overlapping customer bases and developing products to further meet the needs of its target customers.
VISION
We aspire to be a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete.
STRATEGY
Our strategy is built around three pillars - optimize, execute and accelerate growth. These three pillars form our strategic objectives to optimize our infrastructure, to deliver on our commitments through improved planning and communication, and to grow by introducing new products through internal development, expanding geographically, and strategic acquisitions.
This is an essential strategic approach for two reasons. First, the costs inherent in operating a medical technology company have increased at an accelerating rate in recent years and are expected to rise. Scale is therefore correlated with rates of profitability in our industry. Second, over the course of the past twelve years, our focus on growing the company through over 40 acquisitions took precedence over optimizing our systems and processes, with the result that our operating footprint is more complex and less efficient than it can be. While we have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate similar opportunities, we must simplify our structure and processes into singular, common systems in order to continue to add scale efficiently and profitably.
To that end, our executive leadership team has set forth several near-term objectives aligned to this strategy:
Portfolio Optimization. Our investments in innovative product development should result in a multi-generational pipeline for our key products. Consistent with Integra's competitive advantage, our product development efforts will focus on regenerative medicine. We are also funding clinical evidence to support successful launches and improved reimbursement for existing products. These activities should result in more targeted and effective product development.
Geographic Expansion. We generate less than one quarter of our revenues from markets outside the United States, and see an opportunity to accelerate revenue growth by increasing our international presence. We are securing ownership or other control of our product registrations and distribution system, and expanding our infrastructure in key markets. We also have a prioritized plan for registering and launching our existing products in countries where we already have some selling presence, but are missing key leading brands. We expect these efforts to increase our international business to a larger proportion of our overall revenues.
Strategic Corporate Development. Over the years, we have successfully acquired and in-licensed businesses, products and technologies to grow our business. Our corporate development program is a core competency, and an important part of our strategy is to continue to pursue strategic transactions and licensing agreements to increase scale. Acquisitions in particular may add a technology, expand international distribution, leverage one of our existing sales channels, or provide a new channel for an existing technology. These capabilities are increasingly important to remain competitive in today's environment.
Structural Cost Reduction. We have a large and complex manufacturing and distribution footprint. We have initiated plans to generate higher marginal profit and increase cash flow by optimizing these operations around five centers of excellence. In addition, we have a significant number of suppliers for a company of our size, and have centralized strategic sourcing and procurement efforts. As a result, we expect to reduce our supply base by 30%, which will help us better leverage our spending power to lower our overall costs. In conjunction with these activities, we are optimizing our inventory planning to increase cycles and decrease working capital requirements. Overall, these structural efficiencies should drive significant savings in our P&L and increase our cash flows.
Common Systems Implementations. Our initiatives rely upon complexity reduction and common processes across our global operations. We have two important efforts underway to enable that simplification. First, we are well along in an implementation of a common ERP system, which will reduce our current 27 systems to a single instance. Second, we recently embarked on a move toward a common corporate quality system, which will enable a consistent approach across locations, reduce redundancies, and increase overall efficiency in this important function. These efforts will help remove costs and complexity from our operations, enable us to leverage our existing capabilities as we grow, and integrate future acquisitions more quickly.
Finally, to ensure that our colleagues work together to achieve these strategic objectives, we are investing in training programs, and developing a strong leadership and return-focused culture. These objectives and investments are building a foundation necessary to support a growing, multi-billion dollar global medical technology company. Taken together, our strategy to execute, optimize and accelerate growth will enable us to become a company that helps limit uncertainty for our customers and touches millions of patients each year, while driving returns for our shareholders.
BUSINESS SEGMENTS
Prior to 2012, we operated in one segment. In 2012, due to changes in how the Company internally manages and reports the results of its businesses to its Chief Operating Decision Maker ("CODM"), we began reporting the following five reportable business segments: U.S. Neurosurgery, U.S. Extremities, U.S. Instruments, U.S. Spine and Other, and International. We included financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13, "Segment and Geographic Information" to our Consolidated Financial Statements.
U.S. Neurosurgery
Our U.S. Neurosurgery sales organization sells a full line of products specifically for neurosurgery and neuro critical care. We have products for each step of a cranial procedure and the care of the patient after surgery. Our key products include dural repair products, cerebral spinal fluid (“CSF”) management devices, tissue ablation equipment, intracranial monitoring equipment and cranial stabilization equipment. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“NICU”). We sell our products through directly employed sales representatives.
U.S. Extremities
Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee (Lower Extremity), and the hand, wrist, elbow and shoulder (Upper Extremity). Our key products include bone and joint fixation devices, implants and instruments for osteoarthritis, rheumatoid arthritis, wrist arthroplasty, carpel tunnel syndrome, and cubital tunnel syndrome. Other key products include our regenerative medicine devices for the treatment of acute and chronic wounds, peripheral nerve repair and protection and tendon repair, and bone graft substitutes. We sell our products through a large direct sales organization and through specialty distributors focused on their respective surgical disciplines.
U.S. Instruments
Our U.S. Instruments business is among the largest surgical instrument suppliers in the United States. Our portfolio includes over 60,000 instrument patterns and surgical products sold into a broad universe of users, including hospitals, surgery centers, and physician, dental and veterinary offices. In addition to selling hand-held instruments, we sell surgical headlight systems and table-mounted retractors. Our brands -- Jarit®, Miltex®, Padgett®, Ruggles®, Luxtec® and Omni-Tract® -- are well-known. While we reach the Acute/Hospital segment primarily with a direct sales force, we reach the diverse Alternate Site market with distributors.

U.S. Spine and Other
Our U.S. Spine and Other segment offers comprehensive spinal fusion technologies that surgeons use along the full length of the spine, as well as a broad and deferential offering of related orthobiologics. In 2012, our Spine business launched multiple new implants into targeted growth markets, including the integrated interbody fusion device market, the minimally invasive market, and the deformity market. Our key spinal hardware products include integrated interbody fusion devices, minimally invasive solutions, and deformity correction. We market and sell a complete line of orthobiologics, including demineralized bone products, collagen ceramic matrices and pure synthetic bone grafting solutions, to neurosurgeons, and spine, orthopedic, trauma, and foot and ankle surgeons. We sell our products through specialty distributors focused on our spine and orthopedic surgeon customers, as well as through some direct sales representatives.
This segment also includes private-label sales of a broad set of our regenerative medicine technologies. Our customers are other large medical technology companies that sell to end markets primarily in orthopedics and wound care.

International
The International segment sells similar products to those discussed above, but they are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Central/South America, Asia-Pacific and Canada.
PRODUCTS - OVERVIEW
We are a fully integrated medical technology company that offers thousands of products for the medical specialties we target. We distinguish ourselves by emphasizing the importance of regenerative medicine, which we define as surgical implants derived from our proprietary collagen matrix technology and other biologic platforms. Our objective is to develop, acquire or otherwise provide products that will limit uncertainty for hospitals and surgeons. These products include our regenerative medicine implants, metal implants, instruments and equipment for orthopedic surgery, neurosurgery and general surgery.
In 2012, approximately 24% of our revenues came from collagen-based regenerative medicine products. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient's own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and promote the development of a new native extracellular matrix. In their interaction with the patient's body, our collagen matrices provide an environment to inhibit the formation of scar tissue, so the implant is absorbed over time, leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell these regenerative medicine products through most of our sales channels and reach additional markets through our private-label sales.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and meeting those needs with innovative solutions and products. We apply our core competency in regenerative medicine to products for neurosurgical, orthopedic and spinal applications, and we have extensive programs in neuro-monitoring, cranial stabilization, tissue ablation, spine, and extremity fixation, and joint arthroplasty. In addition to our activities aimed at acquiring or in-licensing new products, we are optimizing our current portfolio through product franchise review and rationalization. We are focusing our development efforts on innovative products with an emphasis on clinical research and product efficacy.
Regenerative Medicine. Because implants derived from our regenerative medicine platform represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these products. Our regenerative medicine development program applies our expertise in biomaterials and collagen matrices to neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, tendon and nerve repair, and chronic and acute wounds.
Extremity Reconstruction. We develop fixation devices and other implants and instruments for upper and lower extremities.
Spine. Our expertise in implant engineering, biomaterials development and biomechanical testing provides a strong foundation for developing new products for the spine. Additionally, we hold a number of spine patents that serve as a platform for future products, with particular emphasis in minimally invasive technologies. While we plan to continue filling the gaps in our portfolio so that our current customers can use our products for more procedures, we are also developing novel technologies and new indications.
We have based our strong orthobiologic product development capability on our bone matrix technology and our collagen technology, which is the basis of our osteoconductive collagen ceramic scaffold. We continue to develop line extensions based on these foundation technologies that further complete our offerings. In 2011, we created a complete portfolio of orthobiologic products specifically for our spine distribution network. We will continue to invest in the development of new novel technologies for bone grafting.
Neurosurgery. We focus on expanding the market for our dural repair products, developing the next generation tissue ablation system, and a new critical care neuro monitoring system.
Instruments. We work with a number of principally German instrument partners to bring new patterns to the market, enabling us to add new instruments with minimal R&D expense. Our lighting franchise is among the more dynamic, leading to ongoing development in LED technology.
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

Within the instruments market, we compete with the Aesculap division of B. Braun Medical Inc., as well as V. Mueller, a division of CareFusion in the United States. In addition, we compete with Symmetry Medical and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments and allied surgical products.
Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a medical device or any particular product, such as medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products. Depending on the product line, we compete on the basis of our products' features, strength of our sales force or distributor, sophistication of our technology and cost effectiveness of our solution to the customer's medical requirements.
GOVERNMENT REGULATION
As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the Food and Drug Administrations ("FDA") and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters.
Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. The FDA inspected our manufacturing facility in Andover, England in June 2012. Subsequently, on November 5, 2012, we received a warning letter from the FDA related to quality systems issues at the Andover manufacturing facility. Finally, the FDA inspected our Anasco, Puerto Rico facility in October and November 2012, and issued us a warning letter for that facility in February 2013. We have undertaken significant efforts to remediate the observations that the FDA has made since the conclusion of the inspections, and relieving the warning letters is a top priority.
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

The FDA Medical Device User Fee and Modernization Act of 2002 and the FDA Amendments Act of 2007 established regulations governing user fees for certain regulatory submissions to the FDA. Currently user fees are required for 510(k) PMA's, certain PMA supplements, PMA annual reports, FDA establishment registrations and other regulatory submissions.
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
Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the FD&C Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from the FDA.
Section 361 of the Public Health Service Act (“PHSA”), authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting.
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
Postmarket Requirements. After a device is cleared or approved for commercial distribution, numerous regulatory requirements apply. These include the FDA Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the FDA's general prohibition against promoting products for unapproved or 'off-label' uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and the Reports of Corrections and Removals regulation, which require manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act.

We are also required to register with the FDA as a medical device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements and other legal requirements for labeling and promotion. If the FDA believes that a company is not in compliance with applicable regulations, it may issue a warning letter, institute proceedings to detain or seize products, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against that company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice.
Medical device regulations also are in effect in many of the countries outside the United States in which we do business. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive, medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with these standards.
In the EU, our products that contain human derived tissue, including demineralized bone material, are not medical devices as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.
Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy (“BSE”), otherwise known as mad cow disease. These regulations affect our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, all of which contain material derived from bovine tissue. Although we take great care to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material adverse effect on our current business or our ability to expand our business. See “Item 1A. Risk Factors - Certain of our products contain materials derived from animal sources and may become subject to additional regulation.”
We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate the means by which companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Item 1A. Risk Factors - Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.”

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
Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages that may result, and any liability could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material, adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global environmental, health and safety laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be impacted. Furthermore, global environmental, health and safety compliance is an ongoing process. Integra has compliance procedures in place for EHS programs, driven by a centrally led organizational structure that ensures proper implementation, which is essential to our overall business objectives.
In addition to the above regulations, we are and may be subject to regulation under country-specific federal and state laws, including, but not limited to, requirements regarding record keeping, and the maintenance of personal information, including personal health information. As a public company, we are subject to the securities laws and regulations, including the Sarbanes-Oxley Act of 2002. We also are subject to other present, and could be subject to possible future, local, state, federal and foreign regulations.
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors as a result of these changes may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.
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
AccuDrain®, Accell®, Accell Evo3®, Advansys®, Atoll ™, Ascension®, Auragen ™, Bold®, Budde®, Buzz ™, Camino®, CRW®, Coral®, CUSA®, Daytona ™, DenLite®, DuraGen®, DynaGraft® II, First Choice®, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, HINTEGRA®, ICOS ™, Inforce®, Integra®, Integra Mozaik ™, Jarit®, Licox®, LimiTorr ™, Luxtec®, Malibu ™, Manta Ray ™, Miltex®, Movement®, NeuraGen®, NeuraWrap ™, NewPort ™, NuGrip ™, Omni-Tract®, OrthoBlast® II, OSV II®, Qwix®, Padgett®, Panta®, Redmond ™, Ruggles®, SafeGuard®, SeaSpine®, Sonoma ™ , Subtalar MBA®, TenoGlide®, Titan ™ , Trel-X ™, Trel-XC®, Trel-XPress TM, Tibiaxys®, Uni-CP ™, Uni-Clip®, Universal2 ™, Ventrix®, XKnife®, Zuma ™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.
EMPLOYEES
At December 31, 2012, we had approximately 3,500 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Geographic Product Revenues and Operations” and in our financial statements Note 13, “Segment and Geographic Information,” to our Consolidated Financial Statements.

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
Certain of our demineralized bone matrix products contain human tissue in the form of ground cortical and cancellous bone. We source the bone tissue only from FDA and the American Association of Tissue Banks (“AATB”) registered and inspected tissue banks. The donors are rigorously screened, tested, and processed in accordance with the FDA and AATB requirements. Only donated tissue from FDA and AATB registered, inspected, non-profit tissue banks is qualified to source for our raw materials. Additionally, each donor must pass all of the FDA-specified bacterial and viral testing before the raw material is distributed to Integra for further processing. We receive with each donor lot a certification of the safety of the raw material from the tissue bank's medical director.
As an added assurance of safety, each lot of bone is released into the manufacturing process only after our staff of quality assurance microbiologists screen the incoming bone and serology test records. During our manufacturing process, the bone particles are subjected to our proprietary process and terminally sterilized. We have demonstrated through our testing that this type of rigorous processing further enhances the safety and effectiveness of our demineralized bone material products.

SEASONALITY
Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles.

AVAILABLE INFORMATION
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In accordance with the Exchange Act, we file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may view our financial information, including the information contained in this report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.integralife.com. You may also obtain a copy of any of these reports, without charge, from our investor relations department, 311 Enterprise Drive, Plainsboro, NJ 08536. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission's Internet site at www.sec.gov. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in this report, including statements under “Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us including, among other things:

•	general economic and business conditions, both nationally and in our international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business;

•	anticipated demand for our products, particularly capital equipment;

•	our ability to produce collagen-based products in sufficient quantities to meet sales demands;

•	our expectations concerning our ongoing restructuring, integration and manufacturing transfer and expansion activities;

•	existing and future regulations affecting our business, and enforcement of those regulations;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•
physicians' willingness to adopt our recently launched and planned products, third-party payors' willingness to provide or continue reimbursement for these products and our ability to secure regulatory approval for products in development;

•	initiatives launched by our competitors;

•	our ability to protect our intellectual property, including trade secrets;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to remediate all matters identified in FDA warning letters that we received or may receive; and

•	other risk factors described in the section entitled "Risk Factors" in this report.
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

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro and the British pound;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers;

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
Our competitive position will depend on our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approval for products under development, obtain and maintain reimbursement coverage under Medicare, Medicaid and private healthcare insurance, obtain patent protection and to produce products consistently in sufficient quantities to meet demand. We may need to develop new applications for our products to remain competitive. Technological advances by one or more of our current or future competitors or their achievement of superior reimbursement from Medicare, Medicaid and private healthcare insurance could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to compete effectively against current technology as well as to respond effectively to technological advances. Competitive pressures could adversely affect our profitability. Additionally, purchasing decisions of our customers may be based on clinical evidence or comparative effectiveness studies and, because of our vast array of products, we might not be able to fund the studies necessary or provide the required information to compete effectively. Other companies may have more resources available to fund such studies. For example, competitors have launched and have been developing products to compete with our duraplasty products, extremity reconstruction implants, neuro critical care monitors and ultrasonic tissue ablation devices, among others.
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
In addition to internally generated growth, our current strategy involves growth through acquisitions. Since the beginning of 2010, we have acquired 4 businesses or product lines at a total cost of approximately $158.9 million.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $294.0 million of goodwill and $48.5 million of indefinite-lived intangible assets as of December 31, 2012. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2012, we had $163.8 million of finite-lived intangible assets.
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
Current economic conditions, especially in Europe, may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating and capital budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales, particularly the sales of capital equipment such as our ultrasonic surgical aspirators, neuromonitors and stereotactic products, or result in a reduction in elective and non-reimbursed procedures. Governmental austerity policies in Europe and other markets have reduced and could continue to reduce the amount of money available to purchase medical products, including our products.
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
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has issued new Guidance Documents regarding the Refuse to Accept Policy for 510(k)s, Acceptance and Filing Reviews for Premarket Approval Process (PMA) and the e-Copy Program for medical device submissions. We must be in substantial compliance with these FDA Guidance Documents for the FDA to review our submissions.

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
Another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a Premarket Approval (PMA) application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted. Furthermore, the timing of approvals in the U.S. and Europe is now dependent on the class of product. Any of our Class III devices (those categorized as supporting or sustaining human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury) and products of animal origin take an extensive amount of time to obtain approval in the European Union, and all require clinical reports or clinical trial data which can be costly.
The FDA Safety and Innovation Act (FDASIA), which includes the Medical Device User Fee Amendments of 2012 (MDUFA III), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to FDA by medical device companies when they register and list with FDA and when they submit an application to market a device in the US. This will affect the fees paid to the FDA over the 5 year period that FDASIA is in effect. As part of FDASIA, there are also new requirements regarding FDA Establishment Registration and Listing of Medical Devices. All foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. However, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with the new requirements and choose not to register with the FDA.  In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with these requirements.  If such a foreign contract manufacturer is a sole supplier of one of our products, there is risk that we may not be able to source another supplier.
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
We have received warning letters at our Plainsboro, New Jersey, Andover, England, and Anasco, Puerto Rico facilities. We have incurred, and will incur, expenses to remediate issues identified in those warning letters and other observations issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the warning letters have been corrected. If such remediation cannot be completed in a timely manner, we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA's satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations.
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
Compliance with these regulations requires extensive documentation, clinical reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and could require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and could involve lengthy and expensive reviews.
Our products that contain human derived tissue, including those containing demineralized bone matrices, are not medical devices in the EU as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework, the approval process for human-derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These EU member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations. In addition, some EU member states have instituted new requirements for additional testing of donors that may prevent our obtaining approval of certain products in those member states.
Certain of our products contain materials derived from animal sources and may become subject to additional regulation.
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2012 approximately 24% of our products contained material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America.
We take care to provide that our products are safe and free of agents that can cause disease. In particular, we have qualified a source of collagen from a country outside the United States that is considered BSE-free. The World Health Organization classifies different types of cattle tissue for relative risk of BSE transmission. Deep flexor tendon is in the lowest-risk categories for BSE transmission (the same category as milk, for example), and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion). Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of prions. Significant new regulation, or a ban of our products, could have a material adverse effect on our current business or our ability to expand our business.
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

In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we can recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
In the EU, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, as well as for other countries, the approval process for human derived cell or tissue based medical products could be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These EU member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations.
Lack of market acceptance for our products or market preference for technologies that compete with our products could reduce our revenues and profitability.
We cannot be certain that our current products or any other products that we develop or market will achieve or maintain market acceptance. Certain of the medical indications that our devices can treat can also be treated by other medical devices or by medical practices that do not include a device. The medical community widely accepts many alternative treatments, and certain of these other treatments have a long history of use. For example, the use of autograft tissue is a well-established means for repairing the dermis, and it competes for acceptance in the market with our collagen-based wound care products.
We cannot be certain that our devices and procedures will be able to replace those established treatments or that physicians, the medical community or third-party payors, including Medicare, Medicaid and private health insurers, will accept and utilize our devices or any other medical products that we may develop. For example, market acceptance of our bone graft substitutes will depend on our ability to demonstrate that our bone graft substitutes and technologies are an attractive alternative to existing treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.
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
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid and private health insurers, against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on third-party payors and providers to reduce healthcare costs, and healthcare reform legislation. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.
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
We may be sued for infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity (which could include a cessation of selling the products in question) or obtain a license for the proprietary rights involved. Any required license may be unavailable to us on acceptable terms, if at all. In addition, some licenses may be nonexclusive and allow our competitors to access the same technology we license.
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
To protect or enforce our intellectual property rights, we may have to initiate or defend legal proceedings, such as infringement suits or opposition proceedings, against or by third parties. In addition, we may have to institute proceedings regarding our competitors’ promotional practices or defend proceedings regarding our promotional practices. Legal proceedings are costly, and, even if we prevail, the cost of the legal proceedings could affect our profitability. In addition, litigation is time-consuming and could divert management attention and resources away from our business. Moreover, in response to our claims against other parties, those parties could assert counterclaims against us.
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
Damage to our manufacturing, development or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in the Southern California area. Our Anasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm, earthquake and wind damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
Local economic conditions, legal, regulatory or political considerations, disruptions from strikes, the effectiveness of our sales representatives and distributors, local competition, in-country reimbursement methodologies and changes in local medical practice could also affect our sales to foreign markets. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States.
The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The 2013 excise tax is estimated to be between $9 and $12 million. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could materially change the way health care is developed and delivered, and result in additional costs for us. The PPACA could reduce medical procedure volumes, impact the demand for our products or the prices at which we sell our products, and could have a material adverse effect on our business and/or results of operations.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
as mentioned above, new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, implemented in 2013, which will adversely effect on our earnings;

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

•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States some of whom prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•
we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

•
there is economic pressure to contain healthcare costs in domestic and international markets, and, regardless of the consolidation discussed above, providers generally are exploring ways to cut costs by eliminating purchases or driving reductions in the prices that they pay for medical devices;

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
Any and all of the above factors could materially and adversely affect our levels of revenue and our profitability.
Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.
There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure that:

•
government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors. AdvaMed, the principal United States trade association for the medical device industry, promulgates a model code of conduct that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation, state legislation and foreign legislation requires detailed disclosure of gifts and other remuneration made to healthcare professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.
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
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, the Securities and Exchange Commission adopted new disclosure regulations for public companies that manufacture products that contain certain minerals (i.e., tin, tantalum, tungsten or gold) known as conflict minerals, if these conflict minerals are necessary to the functionality or production of our products. These regulations require such companies to report annually whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of medical devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant conflict minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to determine the origins for these conflict minerals or determine that these conflict minerals are DRC conflict-free, which may harm our reputation. We may also face difficulties in satisfying any customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and result in a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these conflict minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2012 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in California, Massachusetts, New Jersey, Ohio, Pennsylvania, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France and Andover, United Kingdom, and certain facilities in Ohio and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. The FDA inspected our manufacturing facility in Andover, England in June 2012. Subsequently, on November 5, 2012, we received a warning letter from the FDA related to quality systems issues at the Andover manufacturing facility. Finally, the FDA inspected our manufacturing facility in Anasco, Puerto Rico in October and November 2012, and we received a warning letter in February 2013. We have undertaken significant efforts to remediate the observations that the FDA has made since the conclusion of the inspections.

ITEM 3.	LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings are pending or have been settled by us; the most significant of which are described below.
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of two sales representatives in a single region within our Extremities Reconstruction division pertaining to the alleged creation of invoices for products that were not sold or surgeries that did not take place for extremities indications. The Company is cooperating with the United States Attorney's office on a voluntary basis and is not a subject or target of an investigation at this time.
We are subject to various claims, lawsuits and proceedings in the ordinary course of business, including claims by current or former employees, distributors and competitors and with respect to our products and products liability claims. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that our results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

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
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$41.72	$35.99	$38.80	$28.07
Third Quarter	$42.76	$35.71	$48.26	$34.92
Second Quarter	$38.18	$31.61	$52.90	$45.50
First Quarter	$35.74	$23.22	$51.79	$44.64
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
The number of stockholders of record as of February 22, 2013 was approximately 549, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2012, 2011 or 2010.
Issuer Purchases of Equity Securities
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
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2012.
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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$830,871	$780,078	$732,068	$682,487	$654,604
Costs and expenses (1)	757,089	725,166	633,374	584,663	607,193

Operating income	73,782	54,912	98,694	97,824	47,411
Interest income (expense), net (2) (3)	(21,032)	(27,175)	(18,131)	(22,596)	(27,971)
Other income (expense), net	(721)	757	1,551	(2,076)	(905)
Income before income taxes	52,029	28,494	82,114	73,152	18,535
Provision for (benefit from) income taxes	10,825	505	16,445	22,197	(9,192)
Net income	$41,204	$27,989	$65,669	$50,955	$27,727
Diluted net income per share	$1.44	$0.95	$2.17	$1.74	$0.96
Weighted average common shares outstanding for diluted net income per share	28,516	29,495	30,149	29,292	28,378

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Financial Position:
Cash, cash equivalents	$96,938	$100,808	$128,763	$71,891	$183,546
Total assets	1,163,599	1,144,109	1,017,308	940,102	1,026,014
Long-term borrowings under the revolving portion of the senior credit facility(2)	321,875	179,688	—	160,000	160,000
Long-term debt(3)	197,672	352,576	294,842	148,754	299,480
Retained earnings	302,023	260,819	232,830	167,161	116,206
Stockholders’ equity	517,775	492,638	499,963	444,885	372,309

(1)
In 2008, we recorded an in-process research and development charge of $25.2 million in connection with the Integra Spine (as hereinafter defined) acquisition and we also recorded an $18.0 million stock-based compensation charge related to restricted stock units that were vested on the date of grant.

In 2011, we recorded a total of $13.3 million in stock-based compensation charges related to our former chief executive officer’s employment agreement extension, accelerated vesting of his outstanding shares upon the appointment of the new chief executive officer, and his minimum annual stock-based compensation award which was fully vested on the date of grant.

(2)
For each of the periods presented we report the borrowings outstanding under the revolving portion of our senior credit facility as long-term debt based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. At December 31, 2012, we have a total of $321.9 million outstanding on our senior credit facility and $278.1 million available for future borrowings.

(3)
In 2007, we issued $165.0 million of 2.75% senior convertible notes due 2010 (the “2010 Notes”) and $165.0 million of 2.375% senior convertible notes due 2012 (the “2012 Notes”). The 2010 Notes were paid off in June 2010 in accordance with their terms. The 2012 Notes were repaid in June 2012 in accordance with their terms.

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
In the United States, we have several sales channels. We sell orthopedics products through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Neurosurgery products are sold through directly employed sales representatives. Instruments products are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point. We sell in the international markets through a combination of a direct sales organization and distributors.
We also market certain products through strategic partners in the United States.
Our objective is to become a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete. Our strategy includes the following key elements: geographic expansion, disciplined focus and execution, global quality assurance and acquiring or in-licensing products that fit existing sales channels, margin expansion and leveraging platform synergies.
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

•
Diversification and Platform Synergies. Each of our three selling platforms contributes a different strength to our core business. Orthopedics enables us to grow our top line and increase gross margins. Neurosurgery provides stable growth as a market with few elective procedures. The Instruments business has a strong capacity to generate cash flows. We have unique synergies among these platforms, such as our regenerative medicine technology, instrument sourcing capabilities, and Group Purchasing Organization (“GPO”) contract management.

•
Unique Sales Footprint. Our sales footprint provides us with a unique set of customer call-points and synergies. Each of our sales channels can benefit from the GPO and Integrated Delivery Network (“IDN”) relationships that our Instruments group manages. We have market-leading products for neurosurgeons, many of whom also perform spine surgeries, and we have yet to fully leverage those relationships to sell our spine products. We also have clinical expertise across all of our channels in the United States, and have an opportunity to expand and leverage this expertise in markets worldwide.

•
Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourselves. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2012 not directly comparable to those of the corresponding prior-year period. See Note 3, “Acquisitions and Pro Forma Results” to our consolidated financial statements for a further discussion.
From January 2010 through December 2012, we acquired the following businesses, assets and product lines:
In September 2011, we acquired Ascension Orthopedics, Inc. (“Ascension”) for $66.0 million, which includes amounts paid for working capital adjustments of $0.2 million less amounts received from our escrow of $0.7 million. Ascension, based in Austin, Texas, develops and distributes a range of implants for the shoulder, elbow, wrist, hand, foot and ankle. In particular, Ascension adds a significant number of new and differentiated products to our extremities portfolio and access to the shoulder market.
In May 2011, we acquired SeaSpine, Inc. (“SeaSpine”) for approximately $88.7 million, which includes amounts paid for working capital adjustments of $0.3 million and indemnification holdbacks totaling $7.4 million, all of which was released to the seller prior to December 31, 2012. SeaSpine, based in Vista, California, offers spinal fusion products to customers across the U.S. and in select markets in Europe. The addition of the SeaSpine business effectively doubled our distribution footprint and customer base in the U.S. spine hardware market.
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
In May 2010, we acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. The acquired assets have furthered our goal of expanding our reach into the surgical headlight market.
FACILITY OPTIMIZATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing and distribution facilities and transfer activities, implement a global enterprise resource planning system, eliminate duplicative positions, realign various sales and marketing activities, and to expand and upgrade production capacity for our regenerative medicine products.
While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.
MANAGEMENT CHANGES
On December 20, 2011, the Company’s Board of Directors approved the following changes that went into effect on January 3, 2012: (i) Peter Arduini was promoted from the role of President and Chief Operating Officer to the role of President and Chief Executive Officer ("CEO"), and was appointed to the Board of Directors, (ii) Stuart Essig was appointed Executive Chairman of the Board of Directors, and (iii) Richard Caruso, the former Chairman of the Board of Directors, remained as a director of the Company.

On June 7, 2012, Stuart Essig terminated his employment with the Company and ceased to serve as Executive Chairman of the Board of Directors and as an officer or employee of the Company and its subsidiaries and affiliates. Mr. Essig continues to serve as Chairman of the Board of Directors and as a non-employee member of the Board.

RESULTS OF OPERATIONS
Executive Summary
Net income in 2012 was $41.2 million, or $1.44 per diluted share, as compared to $28.0 million, or $0.95 per diluted share in 2011 and $65.7 million, or $2.17 per diluted share in 2010.
Revenues over the past three years increased approximately $50.0 million each year, which generated approximately $20.0 to $35.0 million of additional gross margin. Costs and expenses increased sequentially as new headcount, especially in selling general and administrative, joined the Company either through acquisitions or new hires. Costs and expenses in 2011 included an incremental stock-based compensation expense of $13.3 million related to our former CEO's employment agreement and the accelerated vesting of awards upon appointment of our new CEO. These items result in our operating income declining from 2010 to 2011 and increasing from 2011 to 2012.
Changes in income before taxes result from the operating items described above and changes in interest expense, which increased in 2011 and decreased in 2012 as our 2012 convertible notes matured and a portion of our interest cost was capitalized in our construction in progress balance. See Note 2 "Summary of Significant Accounting Policies - Out-of-Period Adjustment" to our consolidated financial statements for a further discussion.
Income tax expense declined sharply in 2011 and increase again in 2012 in response to significant changes in U.S. income. These items result in our net income declining from 2010 to 2011 and increasing from 2011 to 2012.
Special Charges
Income before taxes includes the following special charges:

	Years Ended December 31,
SPECIAL CHARGES	2012	2011	2010
	(In thousands)
Plainsboro, New Jersey manufacturing facility remediation costs	$7,939	$5,830	$—
Global ERP implementation charges	16,384	17,068	3,462
Facility optimization charges	10,098	2,956	1,676
Certain employee termination charges	1,356	2,705	1,498
Discontinued product lines charges	1,368	3,926	506
Acquisition-related charges	2,808	5,253	2,509
Impairment charges	141	2,648	856
European entity restructuring charges	—	378	1,329
Convertible debt non-cash interest (1)	8,520	10,521	7,125
Certain executive compensation charges	—	13,391	2,188
Financing charges	—	790	—
Total	$48,614	$65,466	$21,149

(1)
The 2012 amount has been reduced by $1.6 million, representing the non-cash interest that was capitalized as a component of the historical cost of assets constructed for the Company's own use. See Note 2 "Summary of Significant Accounting Policies" for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of goods sold	$16,425	$13,418	$3,642
Research and development	—	669	102
Selling, general and administrative	23,669	37,420	9,424
Intangible asset amortization	—	2,648	856
Interest expense	8,520	11,311	7,125
Total	$48,614	$65,466	$21,149

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and continued to do so in 2012.
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
Update on Remediation Activities
Remediation activities in our regenerative medicine facility in Plainsboro, New Jersey affected revenues and gross margin in the year 2012. We received a warning letter from the FDA in December 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter did not restrict our ability to manufacture or ship products, nor did it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The second inspection closed out on July 30, 2012 and a FDA Form 483 Inspectional Observations was issued. We have been addressing the Form 483 observations, warning letter citations and communicating with the FDA on a monthly basis. Our efforts with respect to closing out the warning letter are well along, and we do not expect the FDA to return for another inspection at this facility until some time in 2013.
Since August 2011, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so, including both capital investment for new equipment, leasehold improvements and incremental spending to improve or revise quality systems. We expensed approximately $7.9 million and $5.8 million in the year ended December 31, 2012 and 2011, respectively. In 2012, the $7.9 million in expenses consisted of $3.2 million of expenses associated with remediation of the Plainsboro, New Jersey collagen device facility and $4.7 million for unplanned idle time and underutilization. In 2011, the $5.8 million in expenses, consisted of $2.1 million of expenses related to remediation and $3.7 million for unplanned idle time and underutilization. The capital expenditures directed to the remediation of our regenerative medicine facility were $5.2 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively. In 2013, we expect to spend between $1.5 million and $2.0 million in the Plainsboro facility and have remediation activities completed by the end of the second quarter.

The FDA inspected our neurosurgery manufacturing facility in Andover, England in June 2012.  Subsequently, on November 5, 2012, we received a warning letter from the FDA dated November 1, 2012 related to quality systems issues at the Andover manufacturing facility.  The warning letter identified violations related to corrective and preventative actions, process validations, internal quality audits, and internal review of the suitability and effectiveness of the quality system at defined intervals.  We filed the FDA warning letter as an exhibit to a Current Report on Form 8-K on November 13, 2012.   Since the conclusion of the FDA inspection in June 2012, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so. We are providing the FDA with monthly status reports and working cooperatively with the FDA to resolve any outstanding issues.

On February 14, 2013, we received a warning letter from the FDA relating to quality systems issues at our manufacturing facility located in Anasco, Puerto Rico. The letter resulted from an inspection conducted at that facility during October and November 2012. On February 15, 2013 we stopped distribution of our collagen products manufactured in the Anasco facility in order to confirm that we had successfully validated all such products and engaged a third-party consultant having appropriate quality system regulations expertise to confirm such validations. On February 22, 2013 the third-party consultant certified the completeness of such validations and we resumed distribution of collagen products from the Anasco facility. We continue to assess and address warning letter citations and will provide our response to the FDA by March 8, 2013 after which we will provide periodic status reports and work cooperatively with the FDA to resolve any outstanding issues.
Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Orthopedics	$369,312	$328,933	$290,274
Neurosurgery	277,527	272,538	263,147
Instruments	184,032	178,607	178,647
Total revenues	830,871	780,078	732,068
Cost of goods sold	314,427	299,150	268,188
Gross margin on total revenues	$516,444	$480,928	$463,880
Gross margin as a percentage of total revenues	62.2%	61.7%	63.4%
Revenues by Reportable Segment
Net sales by reportable segment for the three years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
U.S. Neurosurgery	$171,278	$165,652	$165,606
U.S. Instruments	162,323	155,833	157,853
U.S. Extremities	122,847	98,109	89,529
U.S. Spine and Other	190,546	174,479	152,274
International *	183,877	186,005	166,806
Total revenues	$830,871	$780,078	$732,068
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.
Revenues
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.
For the year ended December 31, 2012, total revenues increased by $50.8 million or 7%, to $830.9 million from $780.1 million during the prior year. Domestic revenues increased by 9% to $642.8 million and were 77% of total revenues for the year ended December 31, 2012. International revenues were essentially flat at $188.1 million as compared to 2011. Foreign exchange fluctuations, arising primarily from a weaker euro throughout the year compared to the U.S. dollar, accounted for a $6.8 million decrease in revenues for the year ended December 31, 2012. On a constant currency basis, our overall revenues increased 7% compared to 2011.
U.S. Neurosurgery revenues were $171.3 million, an increase of 3% from the prior year. The increase resulted from stronger sales of our market-leading duraplasty products and cranial stabilization products and strength in our critical care.

U.S. Instruments revenues were $162.3 million, an increase of 4% from the prior year. We continued to experience strong sales within instruments, largely driven by strength in our acute care sales channel, and continued growth of our LED surgical headlamp product, which was launched in late 2011, and sales to our alternate site customers.
U.S. Extremities revenues were $122.8 million, an increase of 25% from the prior year. This growth resulted primarily from significant increases in sales of our dermal and wound care products. Sales of our metal implants also increased more than 30%, especially products for the foot and ankle and hand and wrist, in part because of the acquisition of Ascension Orthopedics in September 2011.
U.S. Spine and Other revenues, which include our Spine hardware, orthobiologics and private label products, were $190.5 million, an increase of 9% from the prior year. We continued double digit growth in our orthobiologics business, led by a strong demand for our EVO3 and Integra Mozaik products. Our sales team has been focusing on signing up new distributors, essential to our incremental growth, and as a result we have seen some increases in sales. Our Spine hardware products also experienced double-digit growth over last year despite continuing price erosion because of increasing competition, in part because of the acquisition of SeaSpine in May 2011.
International segment revenues were $183.9 million, down 1% from the prior year. Foreign currency fluctuations, arising primarily from a weaker euro throughout the year, compared to the U.S. dollar in 2011, accounted for a $6.8 million decrease in the revenue for the year ended December 31, 2012. Our sales in Europe declined 6%, but on a constant currency basis sales would have been in line with prior year. We saw decreases in capital spending as European hospitals continued to control costs and manage their budgets. Our Rest of World markets posted a 5% increase.  The Neurosurgery and Extremities product categories posted the strongest performances from a product standpoint. We continue to expand our growth in China as we transition to a new distribution network.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.
For the year ended December 31, 2011, total revenues increased by $48.0 million or 7%, to $780.1 million from $732.1 million during the prior year. Domestic revenues increased by 5% to $590.0 million and were 76% of total revenues for the year ended December 31, 2011. International revenues increased $19.4 million to $190.1 million, an increase of 11% compared to 2010. Foreign exchange fluctuations, arising primarily from a stronger euro during the second and third quarters of 2011 and a stronger Australian dollar throughout the year compared to the U.S. dollar than in 2010, accounted for a net $7.9 million increase in revenues for the year ended December 31, 2011. On a constant currency basis, our overall revenues increased 6% compared to 2010.
U.S. Neurosurgery revenues were $165.7 million, in line with the prior year. We experienced strong sales of neuromonitoring devices used in the critical care setting and duraplasty products. During 2010, we had higher than normal sales levels in neurosurgery, especially with our tissue ablation products as the rebound from the early stages of the global economic slowdown in 2009 was realized. The strong comparable from 2010 muted some of the 2011 increases in revenues.
U.S. Instruments revenues were $155.8 million, a slight decrease from the prior year. Our sales growth in surgical lighting was offset by weakness in sales of both hospital and alternate site instruments. In the alternate site channel, our largest distributors purchased fewer instruments in the fourth quarter in order to reduce their inventories at the end of the year. That said, our distributors were selling our instruments to their final customers at consistent levels, and as a result, we believed that we were not losing market share. Normal buying patterns returned in the second half of 2012 once our distributors attained their desired inventory levels. On the acute care side, new ambulatory surgery centers and hospital starts during 2011 had a smaller impact when compared to 2010.
U.S. Extremities revenues were $98.1 million, an increase of 10% from the prior year. The impact of our acquisition of Ascension drove most of this increase in revenue. Sales of engineered regenerative medicine products for skin and wound repair also increased over the full year 2010. Remediation work in our Plainsboro, New Jersey facility resulted in shortages of our regenerative medicine products because the part of the plant that manufactures these products was out of production in December of 2011.
U.S. Spine and Other revenues, which include our Spine hardware, orthobiologics and private label products, were $174.5 million, an increase of 15% from the prior year. Most of the increase came from sales of spinal implants from our SeaSpine acquisition. We also experienced a significant increase in our orthobiologics business. The overall spine market began experiencing reductions in both the average selling price of products, and procedure volumes. Finally, we saw a decrease in our private-label product revenue as the sales volume of the underlying products by our strategic partners declined. This decline also resulted in decreased royalty revenues.
International segment revenues were $186.0 million, up 12% from the prior year. European sales grew approximately 9% in 2011 compared to the prior year resulting primarily from changes in foreign exchange rates, which had an impact on our neurosurgery and orthopedics products, and to a lesser extent, instruments. Sales to customers in the Rest of the World region increased approximately 14% for the year ended December 31, 2011 and we experienced this increase in all product lines across all other foreign geographies.
Gross Margin
Gross margin as a percentage of revenues was 62.2% in 2012, 61.7% in 2011, and 63.4% in 2010. Cost of product revenues in 2012, 2011, and 2010 included $2.8 million, $3.3 million, and $1.8 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $6.6 million, $8.2 million, and $5.9 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.
The increase in gross margin percentage from 2011 to 2012 resulted primarily from favorable product mix and lower amortization expense offset by increased spending on quality processes and remediation costs.
The decrease in gross margin percentage from 2010 to 2011 resulted primarily from higher write-offs and reserves for excess and obsolete inventory in our orthopedics products, fair-value inventory adjustments on our SeaSpine and Ascension acquisitions, and higher costs of manufacturing than in the prior-year period.
We expect our consolidated gross margin percentage for the full year 2013 to stay around 63%. We expect to complete the remediation work at our Plainsboro, New Jersey regenerative medicine manufacturing facility at the end of the second quarter of 2013. Additionally, our gross margin will be impacted by the amount of Medical Device tax capitalized into inventory and recorded in cost of goods sold as these products are sold to third party customers.
The Health Care and Education Reconciliation Act of 2010 imposed a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Beginning in 2013, the Company expects to pay a tax deductible manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. The Company expects to capitalize the excise tax in its inventory and subsequently record it in cost of goods sold as these products are sold to third party customers.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2012	2011	2010
Research and development	6.1%	6.6%	6.6%
Selling, general and administrative	44.9%	45.9%	41.7%
Intangible asset amortization	2.2%	2.1%	1.6%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and intangible asset amortization expense, increased $16.6 million or 4% to $442.7 million in 2012, compared to $426.0 million in the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly to $51.0 million in 2012, compared to $51.5 million in 2011 and increased from $48.1 million in 2010. The decrease in research and development cost from 2012 to 2011 was mostly driven by a reduction in headcount. The increase in research and development from 2010 to 2011 resulted primarily from our SeaSpine and Ascension acquisitions, and to a lesser extent, headcount increases to focus on projects in our neurosurgery and extremity reconstruction product lines.

We target full-year 2013 spending on research and development to be between 6.5% and 7% of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2012 increased by $15.0 million or 4.2% to $373.1 million compared to $358.1 million in the same period last year. Selling and marketing expenses increased by $24.3 million, primarily resulting from a higher proportion of sales through distributors, which generally have a higher cost than the direct selling model. Additionally, bonuses and commission costs were higher as a result of increases in revenue and headcount. We also added significantly to our planning and customer services departments.  Furthermore, we incurred $1.1 million of expenses in the second quarter to terminate an exclusive product distribution agreement with a former distributor in China, which included the transfer of certain product registration rights back to us. General and administrative costs were down $9.3 million, primarily because of prior year incremental charges of $13.3 million of stock based-compensation related to the executive changes as noted below and $1.7 million of acquisition related costs that did not repeat in the current period. These decreases were offset by increases in our spending on the global enterprise resource planning system, accrued non-selling bonuses, consulting and other costs related to various strategic projects and the addition of our SeaSpine and Ascension operations.
Selling, general and administrative expenses in the year ended December 31, 2011 increased by $53.0 million or 17.4% to $358.1 million compared to $305.1 million in the same period last year. Selling expenses increased by $20.5 million primarily because of an increase in revenues and the corresponding commission costs, as well as the impact of our SeaSpine and Ascension acquisitions. General and administrative costs increased $32.6 million because of charges related to the implementation of our global enterprise resource planning system of $17.1 million, incremental stock-based compensation charges of $13.3 million related to the renewal of our former Chief Executive Officer’s employment agreement in May 2011, the accelerated vesting of awards upon the appointment of a new chief executive officer in December 2011 and the minimum annual equity award for 2011 for our former Chief Executive Officer, acquisition-related costs of $1.7 million, severance costs, and to a lesser extent, increases in compensation costs brought on by increased headcount.
For 2013, we expect general and administrative expenses to be flat compared to 2012; however, we expect to grow the sales team, resulting in similar overall costs as a percentage of revenue. We also expect to incur significant costs related to upgrading our enterprise resource planning system, which will be characterized as special charges. We expect our reported selling, general, and administrative expenses to be between 44 and 46 percent of revenue in 2013.
INTANGIBLE ASSET AMORTIZATION. Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2012 was $18.5 million compared to $16.4 million last year. The increase primarily resulted from amortization of the significant intangible assets added as part of our Ascension acquisition that occurred during the third quarter of 2011.
In 2011, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased by $4.4 million to $16.4 million compared to $12.0 million in 2010. The increase primarily resulted from accelerated amortization of $1.5 million for several trade names that were phased out through the end of 2012 as part of our rebranding strategy, the impairment of trade names totaling $1.1 million, and incremental amortization on intangible assets acquired through business combinations that occurred in 2011.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues) to be approximately $19.0 million in 2013, $18.1 million in 2014, $16.3 million in 2015, $14.0 million in 2016 and $12.1 million in 2017.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income	$1,205	$465	$225
Interest expense	(22,237)	(27,640)	(18,356)
Other income (expense)	(721)	757	1,551
Total non-operating income and expense	$(21,753)	$(26,418)	$(16,580)

Interest Income and Interest Expense
We recorded interest income on our invested cash of $1.2 million, $0.5 million and $0.2 million in 2012, 2011 and 2010, respectively. The increase in interest income is primarily a result of short-term investments in time deposit accounts held outside the United States during the year.
Interest expense was $22.2 million, $27.6 million and $18.4 million in 2012, 2011 and 2010, respectively. In the fourth quarter of 2012 interest expense has been reduced by $3.9 million; of that $3.3 million represents the cumulative correction of immaterial errors in capitalized interest on our construction in progress balance. See Note 2 "Summary of Significant

Accounting Policies - Out-of-Period Adjustment" to our consolidated financial statements for a further discussion. The $3.3 million correction reflects $1.5 million, $1.4 million and $0.4 million of interest expense that should have been capitalized in the first three quarters of 2012 and the year ended December 31, 2011 and 2010, respectively. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to our earnings for the full year ending December 31, 2012.
Our reported interest expense for the years ended December 31, 2012, 2011 and 2010 includes non-cash interest related to the accounting for convertible securities of $8.5 million, $10.6 million and $7.6 million, respectively. The expense was primarily associated with the principal amount of the outstanding 2016 Notes, 2012 Notes and 2010 Notes and interest and fees related to our $600.0 million senior secured credit facility. In the fourth quarter of 2012, we capitalized a total of $1.6 million of non-cash interest, and included it in the historical cost of assets constructed for the Company's own use. The total interest capitalized consisted of $0.9 million, $0.6 million and $0.1 million of the non-cash interest expenses from the years ended December 31, 2012, 2011 and 2010, respectively.
Interest expense in the year ended December 31, 2012 decreased by $5.4 million primarily as a result of the June repayment of our 2012 Notes and capitalizing a portion of our interest cost relating to certain assets constructed for our internal use.
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
Our reported interest expense for the years ended December 31, 2012, 2011 and 2010 included $2.7 million, $3.4 million and $1.6 million, respectively, of non-cash amortization of debt issuance costs. The 2011 amount includes approximately $0.8 million of fees expensed in connection with our refinancing in June 2011.
Other Income (Expense)
In 2012, net other expense of $0.7 million consisted predominantly of foreign exchange losses.
In 2011, net other income of $0.8 million consisted of research and development reimbursements from third-party partners and foreign governments, partially offset by foreign exchange losses. In 2010, net other income was $1.6 million consisting primarily of foreign exchange gains of $1.1 million, and other gains of $0.5 million.
Income Taxes
Our effective income tax rate was 20.8%, 1.8% and 20.0% of income before income taxes in 2012, 2011 and 2010, respectively. See Note 10, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States Federal statutory rate to our effective tax rate.
In 2012, our full-year worldwide income increased significantly, primarily due to the increase of earnings generated in the United States. The shift in the mix of earnings caused a significant increase in our worldwide effective tax rate. This increase was partially offset by a reversal of $2.6 million of accruals, which includes interest for uncertain tax positions.
In 2011, we recorded a reversal of $2.5 million of accruals, which included interest, for uncertain tax positions due to matters that were considered effectively settled. We recorded additional tax expenses of $1.7 million for a correction to a state deferred tax asset relating to 2009 and recorded a tax benefit of $2.2 million relating to the correction of various deferred tax items for periods prior to 2011 that largely impacted foreign operations. These amounts were not material to the current or prior periods and were therefore recorded in 2011.
In 2010, we recorded a tax benefit of $4.5 million related to the settlement of several uncertain tax positions and a benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “TRUJ Act”). Since the TRUJ Act was passed during the fourth quarter of 2010, we recorded the tax impact for the entire year at that time.
Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix and taxable earnings and losses. We consider these factors and other, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We expect our effective income tax rate for 2013 to be 17%, inclusive of the reinstated research and development credit.

The American Taxpayer Relief Act of 2012 was signed into law by the President of the United States on January 2, 2013. In part, the bill approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012. These extensions, which included the research and development credit, are taken into account for financial reporting purposes in the quarter in which the legislation is enacted by Congress and signed into law by the President.  Accordingly, the Company will recognize approximately $0.9 million of income tax benefit associated with the 2012 research and development tax credit in its 2013 financial statements.
We have recorded a valuation allowance of $14.2 million against the remaining $110.5 million of gross deferred tax assets recorded at December 31, 2012. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made. Our deferred tax asset valuation allowance decreased $18.1 million in 2012 and $4.3 million in 2011, and increased $0.5 million in 2010.
At December 31, 2012 we had net operating loss carryforwards of $58.4 million for federal income tax purposes, $57.1 million for foreign income tax purposes and $56.9 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2029, $42.8 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $14.3 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2031.
Income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries because such earnings are expected to be permanently reinvested. Undistributed earnings of such foreign subsidiaries totaled $165.3 million, $168.8 million and $142.2 million at December 31, 2012, 2011 and 2010, respectively.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$642,830	$589,946	$561,307
Europe	90,920	97,184	89,044
Rest of World	97,121	92,948	81,717
Total Revenues	$830,871	$780,078	$732,068
In 2012 sales to our U.S. customers increased approximately 9.0% compared to the prior year, resulting from a full-year impact of the SeaSpine and Ascension acquisitions, with steady increases in all of our U.S. segments sales. Over the past few years, the austerity measures of certain European governments, which have reduced expenditures on healthcare, have negatively affected revenues from our European customers. We saw decreases in capital spending as European hospitals have been reducing spending. While the economic downturn has not significantly affected our ability to collect receivables, the macro-economic conditions and liquidity issues in certain countries continue to hamper our sales volumes. European sales declined approximately 6% in 2012 compared to the prior year resulting primarily from changes in foreign exchange rates, which had an impact on our neurosurgery and orthopedics products, and to a lesser extent, instruments. Sales to customers in the Rest of the World region increased approximately 5% for the year ended December 31, 2012. We experienced this increase in all product lines across all Rest of the World geographies.
In 2011, sales to U.S. customers increased approximately 5% compared to the prior year, primarily resulting from the incremental impact of the SeaSpine and Ascension acquisitions, with neurosurgery sales increasing and instrument sales decreasing. The effects of European austerity measures had a negative impact on our sales during that period. That said, European sales grew approximately 9% in 2011 compared to the prior year resulting primarily from changes in foreign exchange rates. Sales to customers in the Rest of the World region increased approximately 14% for the year ended December 31, 2011 and we experienced this increase in all product lines across all other foreign geographies.
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $133.3 million, $142.4 million and $125.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.
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
Economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain, remained challenging through 2012. Accounts receivable from customers in these countries represented approximately $4.3 million of our total accounts receivable balance of which $0.4 million was reserved at December 31, 2012. At December 31, 2011, the accounts receivable from customers in these countries was $5.8 million of which $0.8 million was reserved. We continually evaluate receivables for potential collection risks associated with our customers. If the financial condition of customers or their respective countries’ healthcare systems continue to deteriorate it may negatively impact our results in future periods.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $96.9 million and $100.8 million at December 31, 2012 and December 31, 2011, respectively.
We determined that our existing cash, future cash to be generated from operations, and our remaining $278.1 million of borrowing capacity under our senior secured revolving credit facility, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months.
In 2013, we anticipate that our principal uses of cash will include payments of the new Medical Device Tax in a range of $9 -$12 million. We also plan to spend between $55.0 million and $65.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.
During the quarter ended December 31 2012, we repatriated approximately $31.7 million from our foreign subsidiaries. The decision to repatriate the $31.7 million was made in the fourth quarter upon finalization of a plan which indicated that the earnings could be brought back to the United States with minimal tax impact. The repatriation does not impact the Company's assertion that our earnings from foreign operations have been and will continue to be indefinitely reinvested in those operations. The Company considers these amounts to be indefinitely reinvested to finance international growth and expansion.
At December 31, 2012, our non-U.S. subsidiaries held approximately $84.3 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Year Ended December 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$58,715	$104,328
Net cash used in investing activities	(79,276)	(190,376)
Net cash provided by (used in) financing activities	12,135	60,137
Effect of exchange rate fluctuations on cash	4,556	(2,044)
Net increase (decrease) in cash and cash equivalents	$(3,870)	$(27,955)

In the second quarter of 2012, we borrowed $155 million from our senior credit facility to fund the June repayment of our 2012 Notes of $165 million, of which we classified $134 million as a financing use of cash for the repayment of the debt component, and $31 million as an operating use of cash for the repayment of accreted interest.

In the fourth quarter, we used $29.8 million of cash to pay withheld federal and state taxes in connection with the release to Stuart Essig, our former Chief Executive Officer and current Chairman of the Board, of approximately 1.67 million deferred stock units (“SUs”) as a result of his ceasing to be an employee of the Company. This payment was classified as an operating use of cash. We retained approximately 745,000 shares equal in value to the required withholding taxes, which were approximately 44% of the then aggregate fair market value of the SUs. We will be able to deduct the total amount of such deferred compensation from our Federal and state corporation taxes, but will not receive the cash benefits of such deductions in the same period. The payment of the SUs in the current year generated net operating losses which will be utilized as deductions against federal and state corporate income taxes on our 2012 U.S. Corporation income tax return.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $58.7 million, $104.3 million and $105.6 million for years ended December 31, 2012, 2011 and 2010, respectively.
Operating cash flows were lower than the same period in 2011 largely because of the repayment of our convertible 2012 Notes of $165.0 million, of which $31.0 million were classified as an operating use of cash for the repayment of accreted interest. Cash from operations was also negatively impacted by a one-time tax withholding payment of $29.8 million related to our former CEO's deferred equity compensation. Net income for the year ended December 31, 2012, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $82.7 million. Changes in working capital decreased cash flows by approximately $22.1 million. Among the changes in working capital, accounts receivable provided $3.8 million of cash, inventory used $0.7 million of cash, prepaid expenses and other current assets used $3.1 million of cash, and accounts payable, accrued expenses and other current liabilities used $21.1 million of cash, where the $29.8 million cash paid for federal and state taxes was presented.
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
Cash Flows Used in Investing Activities
During the year ended December 31, 2012, we paid $69.0 million in cash for capital expenditures, most of which was directed to the expansion and remediation of our regenerative medicine production capacity and implementation of a global enterprise resource planning system. We released $7.4 million of our indemnification holdback to the sellers of SeaSpine, Inc. We also experienced net unfavorable impact in short-term time deposit accounts representing the impact of changes in foreign exchange rates.
During the year ended December 31, 2011, we paid $152.0 million (net of $0.8 million of cash acquired) related to our acquisitions of Ascension Orthopedics, Inc. and SeaSpine, Inc. and invested $38.4 million in capital expenditures related primarily to expanding our regenerative medicine manufacturing capacity and to the implementation of our global enterprise resource planning system.
During the year ended December 31, 2010, we paid $5.2 million for acquisition of businesses and invested $37.1 million in capital expenditures.
Cash Flows Provided by Financing Activities
Our principal uses of cash for financing activities in the year ended December 31, 2012 were the payment of the liability component of our 2012 Notes of $134.4 million and $12.8 million of repayments under our Senior Credit Facility offset by $155.0 million of borrowings under our Senior Credit Facility.
Our principal sources of cash from financing activities in the year ended December 31, 2011 were from $230.0 million in borrowings under the 2016 Notes issued in June 2011 and proceeds from the related warrant sale of $28.5 million. These amounts were offset by $68.4 million in payments under our Senior Credit Facility, $42.9 million for the call option on our 2016 Notes, debt issuance costs of $8.1 million, treasury stock purchases of $83.5 million and proceeds from stock option exercises and the tax impact of stock based compensation of $4.5 million.
Our principal sources of cash from financing activities in the year ended December 31, 2010 were from $105.0 million of borrowings under our Senior Credit Facility and $19.7 million in proceeds from stock option exercises and the tax impact of stock-based compensation offset by $31.3 million in treasury stock purchases, debt issuance cost of $6.8 million, repayment of the liability component of our 2010 Notes of $71.4 million and repayments under our Senior Credit Facility $16.9 million.
Working Capital
At December 31, 2012 and December 31, 2011, working capital was $346.1 million and $350.4 million, respectively.
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment") with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. At December 31, 2012, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility. The 2012 amendment modified certain financial and negative covenants as disclosed in Note 4, the effect of which was to increase the Company’s capacity to borrow.
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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At December 31, 2012 and December 31, 2011, there were $321.9 million and $179.7 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 1.8% and 2.0%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period. At December 31, 2012, there was approximately $278.1 million available for borrowing under the Senior Credit Facility.
Convertible Debt and Related Hedging Activities
We pay interest each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625%. We paid interest each June 15 and December 15 on our $165.0 million senior convertible note due June 2012 ("2012 Notes") at annual rate of 2.375% and repaid the 2012 Notes in full during June 2012 in accordance with their term.
The 2016 Notes are senior, unsecured obligations of Integra, and are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). We expect to satisfy any conversion of the 2016 Notes with cash up to the principal amount pursuant to the net share settlement mechanism set forth in the respective indenture and, with respect to any excess conversion value, with shares of our common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of our common stock exceeds 150% of the conversion price during a period as defined in the applicable indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the applicable indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amounts, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. None of these conditions existed with respect to the 2016 Notes; therefore the 2016 Notes are classified as long-term.
In connection with the issuance of the 2016 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Notes. We received approximately $28.5 million of proceeds from the warrant transactions for 2016 Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $57.44, subject to anti-dilution adjustments substantially similar to those in the 2016 Notes. The initial strike price of the warrant transactions is approximately $70.05 for the 2016 Notes, subject to customary anti-dilution adjustments.
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
On October 23, 2012, our Board of Directors terminated the October 2010 authorization and authorized the repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be purchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program though December 31, 2012 and $75.0 million remains available under the authorization.
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
Contractual Obligations and Commitments
As of December 31, 2012, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$230.0	$—	$—	$230.0	$—
Revolving Credit Facility(2)	321.9	—	—	321.9	—
Interest(3)	14.9	3.7	7.5	3.7	—
Employment Agreements(4)	3.6	1.9	1.7	—	—
Operating Leases	40.7	10.9	15.1	6.6	8.1
Purchase Obligations	22.1	8.6	4.7	5.6	3.2
Other	4.9	2.4	1.7	0.3	0.5
Total	$638.1	$27.5	$30.7	$568.1	$11.8

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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
We believe that the following accounting policies, which form the basis for developing these estimates, are those that are most critical to the presentation of our consolidated financial statements and require the more difficult subjective and complex judgments:

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
Valuation of Goodwill, Identifiable Intangible Assets, In-Process Research and Development Charges
We allocate the purchase price of acquired businesses and product lines to appropriate reporting units. We review goodwill, identifiable intangible assets with indefinite lives and capitalized in-process research and development for impairment annually. We continually assess whether events or changes in circumstances represent a 'triggering' event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of significant assets or products, or the termination of development programs. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our businesses, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.
Changes in the projected cash flows and discount rate estimates and assumptions underlying the valuations of identifiable intangible assets, in-process research and development and goodwill could materially affect the determination of fair value at acquisition or during subsequent periods when tested for impairment.
Our finite-lived assets are reviewed for impairment and to ensure their useful lives are appropriate whenever events or changes indicate their carrying value of the assets may not be recoverable.
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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2012, observable inputs are available for substantially the full term of our derivative instruments.
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
Our provision for income taxes may change period-to-period based on specific events, such as the settlement of income tax audits and changes in tax laws, as well as general factors, including the geographic mix of income before taxes, state and local taxes and the effects of the Company's global income tax strategies. We maintain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. See Note 10, “Income Taxes,” in our consolidated financial statements for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.
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
Recently Issued and Adopted Accounting Standards
On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the revised standard even if its annual or interim impairment test date is before July 27, 2012 (the date on which the revised standard was issued), provided that its financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt this standard early and such adoption did not have a material impact on the Company's financial statements.
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
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At December 31, 2012, the notional amount of foreign currency contracts outstanding not designated as hedges was equivalent to $3.9 million. There were no foreign currency forward contracts outstanding at December 31, 2012 that were designated as hedges. At December 31, 2011, the notional amount of foreign currency forward contracts outstanding that were designated as hedges was equivalent to $1.6 million, and the amount not designated as hedges was equivalent to $3.3 million.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2012 would increase interest income by approximately $1.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 32 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $127.5 million outstanding as of December

31, 2012. We recognized $1.9 million of additional interest expense related to this derivative during 2012. The fair value of our interest rate derivative instrument was a net liability of $4.1 million at December 31, 2012.
Based on our outstanding borrowings at December 31, 2012, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $1.9 million on an annualized basis.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide such reasonable assurance.
As previously disclosed, the Company is in the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. In 2013, the Company expects the ERP will be deployed in certain U.S. operations. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 22, 2013, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws of the Company, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

4.1
Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2
Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.3(a)
Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)

4.3(b)
First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)
Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)

4.3(d)
Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

4.3(e)
Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

4.3(f)
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)
Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.3(h)
First Amendment, dated as of May 11, 2012, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.8	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.9
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit B to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.11
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.12
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.1(a)
Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on September 30, 1988 and as amended on November 1, 1992 as Lease Modification #1 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1(b)
Lease Modification #2 entered into as of October 28, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.1(c)
Lease Modification #3 entered into as of March 2, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.2 (a)
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

10.7(b)	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.8(a)
2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.8(b)	Amendment to 2000 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.8(c)	Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013)*+

10.9(a)
2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9(b)	Amendment to 2001 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.9(c)	Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013)*+

10.10(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.10(c)	Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013*+

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

10.11(f)	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011)*

10.11(g)	Letter dated December 20, 2011 from Stuart M. Essig to the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.11(h)	Letter Agreement dated June 7, 2012 between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2012)*

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

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.16(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.16(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.17(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.17(b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.18	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.19(a)
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19(b)
Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.19(c)
Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.20
Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.21
Stock Option Grant and Agreement pursuant to 1999 Stock Option Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.22
Stock Option Grant and Agreement pursuant to 2000 Equity Incentive Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(a)
Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.24
Stock Option Grant and Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(a)
Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25(d)
Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.26
Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011)*

10.27
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreements between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.28
Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.29(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.29(b)
New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.29(c)
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement betweeen the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.30	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.32
New Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.33	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.34	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.35	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.36	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.37(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.37(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.37(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.38(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(b)	New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan*+

10.38(c)	Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.38(d)
Form of Restricted Stock Agreement for Executive Officers – Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(e)	New Form of Restricted Stock Agreement for Executive Officers – Annual Vesting*+

10.38(f)	Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.38(g)
Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(h)	New Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting*+

10.38(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.38(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.38(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.38(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.38(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) *

10.39
Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)

10.40
Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.41
Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.42
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.43
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.44
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.45
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46
Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47
Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.48
Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.49
Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.50
Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.51
Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.52
Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.53
Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.54
Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.55
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.56
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.57
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.58
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.59
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.60
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.61
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.62
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.63
Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.64	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.65
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.66(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.66(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

18
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 26, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) Parenthetical Data to the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 26, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J.Arduini	President and Chief Executive Officer,	February 26, 2013
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ John B. Henneman, III	Corporate Vice President, Finance and	February 26, 2013
John B. Henneman, III	Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ Jerry E. Corbin	Corporate Vice President and Corporate Controller	February 26, 2013
Jerry E. Corbin	(Principal Accounting Officer)

/s/ Stuart M. Essig	Chairman of the Board	February 26, 2013
Stuart M. Essig

/s/ Richard E. Caruso, Ph.D.	Director	February 26, 2013
Richard E. Caruso, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 26, 2013
Keith Bradley, Ph.D.

/s/ Neal Moszkowski	Director	February 26, 2013
Neal Moszkowski

/s/ Raymond G. Murphy	Director	February 26, 2013
Raymond G. Murphy

/s/ Christian Schade	Director	February 26, 2013
Christian Schade

/s/ James M. Sullivan	Director	February 26, 2013
James M. Sullivan

/s/ Anne M. VanLent	Director	February 26, 2013
Anne M. VanLent

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2013

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Total revenue, net	$830,871	$780,078	$732,068
Costs and Expenses:
Cost of goods sold	314,427	299,150	268,188
Research and development	51,012	51,451	48,114
Selling, general and administrative	373,114	358,132	305,055
Intangible asset amortization	18,536	16,433	12,017
Total costs and expenses	757,089	725,166	633,374
Operating income	73,782	54,912	98,694
Interest income	1,205	465	225
Interest expense	(22,237)	(27,640)	(18,356)
Other income (expense), net	(721)	757	1,551
Income before income taxes	52,029	28,494	82,114
Provision for income taxes	10,825	505	16,445
Net income	$41,204	$27,989	$65,669
Basic net income per common share	$1.46	$0.97	$2.21
Diluted net income per common share	$1.44	$0.95	$2.17
Weighted average common shares outstanding (See Note 11):
Basic	28,232	28,952	29,548
Diluted	28,516	29,495	30,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$41,204	$27,989	$65,669
Other comprehensive income, before tax
Foreign currency translation adjustments	5,224	(5,624)	(10,616)
Unrealized gain/(loss) on derivatives
Unrealized derivative gains/(losses) arising during period	(2,062)	(6,306)	2,486
Less: Reclassification adjustments for gains/(losses) included in net income	(2,210)	(2,269)	2,782
Unrealized gain/(loss) on derivatives	148	(4,037)	(296)
Defined benefit pension plan
Net gain/(loss) arising during period	(1,313)	861	329
Defined benefit pension plan	(1,313)	861	329
Total other comprehensive income (loss), before tax	4,059	(8,800)	(10,583)
Income tax (expense) benefit related to items in other comprehensive income	237	1,502	(117)
Total other comprehensive income (loss), net of tax	4,296	(7,298)	(10,700)

Comprehensive income, net of tax	$45,500	$20,691	$54,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$96,938	$100,808
Trade accounts receivable, net of allowances of $7,221 and $6,978	114,916	118,129
Inventories, net	171,806	171,261
Deferred tax assets	39,100	36,155
Prepaid expenses and other current assets	30,291	25,904
Total current assets	453,051	452,257
Property, plant and equipment, net	177,898	131,383
Intangible assets, net	212,267	237,122
Goodwill	294,067	292,980
Deferred tax assets	15,957	17,239
Other assets	10,359	13,128
Total assets	$1,163,599	$1,144,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$36,742	$27,656
Deferred revenue	3,505	4,543
Accrued compensation	34,914	28,010
Accrued expenses and other current liabilities	31,768	41,659
Total current liabilities	106,929	101,868
Long-term borrowings under senior credit facility	321,875	179,688
Long-term convertible securities	197,672	352,576
Deferred tax liabilities	5,393	5,726
Other liabilities	13,955	11,613
Total liabilities	$645,824	$651,471
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding
Common stock; $0.01 par value; 60,000 authorized shares; 36,852 and 35,734 issued at December 31, 2012 and 2011, respectively	369	357
Additional paid-in capital	587,301	607,676
Treasury stock, at cost; 8,903 shares at December 31, 2012 and 2011, respectively	(367,121)	(367,121)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(1,270)	(6,494)
Pension liability adjustment, net of tax	(1,154)	(131)
Unrealized (loss) gain on derivatives, net of tax	(2,373)	(2,468)
Retained earnings	302,023	260,819
Total stockholders’ equity	517,775	492,638
Total liabilities and stockholders’ equity	$1,163,599	$1,144,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$41,204	$27,989	$65,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,611	50,172	39,172
Deferred income tax provision (benefit)	1,537	1,156	4,128
Share-based compensation	9,051	26,805	17,209
Amortization of debt issuance costs	2,725	3,387	1,490
Non-cash interest expense	8,520	10,591	7,125
Payment of accreted interest	(30,617)	—	(6,599)
Loss on disposal of property and equipment	1,312	—	—
Excess tax benefits from stock-based compensation arrangements	(3,634)	(848)	(3,580)
Other, net		164	(3)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	3,783	(1,878)	(3,783)
Inventories	(711)	1,702	(7,374)
Prepaid expenses and other current assets	(3,067)	(395)	(6,452)
Other non-current assets	(938)	375	(179)
Accounts payable, accrued expenses and other current liabilities	(21,071)	(11,842)	6,736
Deferred revenue	(1,051)	104	(457)
Other non-current liabilities	(939)	(3,154)	(7,531)
Net cash provided by operating activities	$58,715	$104,328	$105,571
INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(7,278)	(151,951)	(5,178)
Purchases of property and equipment	(69,031)	(38,425)	(37,138)
Purchases of short-term investments	(67,907)	—	—
Maturities of short-term investments	64,940	—	—
Net cash used in investing activities	$(79,276)	$(190,376)	$(42,316)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	155,000	145,000	105,000
Repayments under senior credit facility	(12,812)	(213,437)	(16,875)
Proceeds from liability component of convertible notes	—	186,830	—
Proceeds from equity component of convertible notes	—	43,170	—
Proceeds from sale of stock purchase warrants	—	28,451	—
Purchase of option hedge on convertible notes	—	(42,895)	—
Payment of liability component of convertible notes	(134,383)	—	(71,351)
Debt issuance costs	—	(8,064)	(6,796)
Purchases of treasury stock	—	(83,463)	(31,278)
Proceeds from exercised stock options	696	3,697	16,146
Excess tax benefits from stock-based compensation arrangements	3,634	848	3,580
Net cash provided by (used in) financing activities	$12,135	$60,137	$(1,574)
Effect of exchange rate changes on cash and cash equivalents	4,556	(2,044)	(4,809)
Net increase (decrease) in cash and cash equivalents	(3,870)	(27,955)	56,872
Cash and cash equivalents at beginning of period	100,808	128,763	71,891
Cash and cash equivalents at end of period	$96,938	$100,808	$128,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2009	34,740	$347	(6,136)	$(252,380)	$520,852	$8,905	$167,161	$444,885
Net income							65,669	65,669
Total comprehensive income (loss)						(10,700)		(10,700)
Issuance of common stock through employee benefit plans	787	8	—	—	10,610	—	—	10,618
Share-based compensation	—	—	—	—	20,769	—	—	20,769
Repurchase of common stock			(858)	(31,278)				(31,278)

Balance, December 31, 2010	35,527	$355	(6,994)	$(283,658)	$552,231	$(1,795)	$232,830	$499,963
Net Income	—	—	—	—	—		27,989	27,989
Total comprehensive income (loss)						(7,298)		(7,298)
Proceeds from equity component on convertible notes	—	—	—	—	43,170	—	—	43,170
Proceeds from sale of stock purchase warrants	—	—	—	—	28,451	—	—	28,451
Purchase of option hedge on convertible notes	—	—	—	—	(42,895)	—	—	(42,895)
Equity portion of convertible notes issuance costs	—	—	—	—	(1,334)	—	—	(1,334)
Issuance of common stock through employee benefit plans	207	2	—	—	374	—	—	376
Share-based compensation	—	—	—	—	27,679	—	—	27,679
Repurchase of common stock	—	—	(1,909)	(83,463)	—	—	—	(83,463)

Balance, December 31, 2011	35,734	$357	(8,903)	$(367,121)	$607,676	$(9,093)	$260,819	$492,638
Net Income	—	—	—	—	—	—	41,204	41,204
Total comprehensive income (loss)						4,296		4,296
Issuance of common stock through employee benefit plans	9	1			250			251
Share-based compensation	1,109	11			(20,625)			(20,614)
Repurchase of common stock	—	—	—	—	—	—	—	—

Balance, December 31, 2012	36,852	$369	(8,903)	$(367,121)	$587,301	$(4,797)	$302,023	$517,775
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
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. See Note 3, “Acquisitions and Pro Forma Results", for details of new subsidiaries included in the consolidation.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows, depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, and valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
OUT-OF-PERIOD ADJUSTMENT
In the fourth quarter of 2012, interest expense has been reduced by $3.3 million for the cumulative correction of immaterial errors in capitalized interest on our construction in progress balances related to prior periods. The $3.3 million decrease in interest expense reflects (a) $1.5 million of interest expense that should have been capitalized in previous quarters in 2012, and (b) $1.4 million and $0.4 million of interest expense that should have been capitalized in the year ended December 31, 2011 and 2010, respectively. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to our earnings for the full year ending December 31, 2012.
RECLASSIFICATIONS
Certain amounts from the prior years' financial statements have been reclassified in order to conform to the current year's presentation.
CASH AND CASH EQUIVALENTS
The Company considers all short-term, highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
TRADE ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company's historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Finished goods	$102,401	$106,972
Work in process	39,944	36,070
Raw materials	29,461	28,219
Total inventories, net	$171,806	$171,261
At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable future commercialization. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2012 or 2011.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Codification 350-40, Internal-Use Software.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2012	2011	Useful Lives
	(In thousands)
Land	$2,768	$2,709
Buildings and building improvements	7,908	7,376	5-40 years
Leasehold improvements	46,240	38,030	1-20 years
Machinery and production equipment	122,556	98,731	3-20 years
Furniture, fixtures, office equipment and information systems	57,837	52,363	1-15 years
Construction-in-progress	79,639	52,965
Total	316,948	252,174
Less: Accumulated depreciation	(139,050)	(120,791)
Property, plant and equipment, net	$177,898	$131,383
Depreciation expense associated with property, plant and equipment was $27.5 million, $25.5 million and $21.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. The Company capitalized $3.9 million of interest expense into property, plant and equipment, of which $2.1 million, $1.4 million and $0.4 million related to the first three quarters of 2012 and to the year ended December 31, 2011 and 2010, respectively. See Note 2 "Summary of Significant Accounting Policies - Out-of-Period Adjustment” to our consolidated financial statements for a further discussion.
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
Historically, goodwill was tested annually for impairment as of June 30 of each fiscal year. Effective in the quarter ended June 30, 2012, the Company adopted a new accounting principle whereby the annual impairment review of goodwill will be performed as of July 31 of each year. The change in the annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the Company’s annual strategic planning process. In line with this change, the Company performed an assessment of the goodwill in each of its reporting units during the first quarter of 2012. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable under the circumstances.
On July 31, 2012, the Company performed the annual goodwill impairment test. The Company first assessed the qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The Company performed this qualitative assessment for seven reporting units that each had an estimated fair value that was in excess of its carrying value by a significant amount. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units' carrying amounts since the most recent impairment tests. The Company concluded that each of the reporting unit specific and industry factors had either a positive or neutral impact on their fair values. The Company also determined that macroeconomic factors during 2012 did not have a significant impact on the discount and growth rates used for the January 1 tests. Based on the qualitative assessment, the Company concluded that for all reporting units, except U.S. Spine, it is more likely than not that their carrying values are less than their fair values at July 31, 2012.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue, terminal value growth rate and/or forecasted cash flows utilized in the discounted cash flow analysis, the Company may record an impairment of this goodwill at a future date. No impairment of goodwill has been identified during any of the periods presented.
Changes in the carrying amount of goodwill in 2012 and 2011 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$93,913	$57,270	$60,544	$55,693	$25,560	$292,980
Accumulated impairment losses
Goodwill at December 31, 2011	$93,913	$57,270	$60,544	$55,693	$25,560	$292,980
SeaSpine, Inc. working capital adjustment				289		289
Ascension Orthopedics, Inc. working capital adjustment and other			(448)			(448)
Foreign currency translation	399	244	257	237	109	1,246
Balance, December 31, 2012	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2012			Weighted Average Life	December 31, 2011
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	12 years	$75,692	$(38,402)	$37,290	11 years	$75,990	$(32,157)	$43,833
Customer relationships	12 years	147,690	(70,005)	77,685	11 years	147,230	(57,348)	89,882
Trademarks/brand names	30 years	33,807	(15,034)	18,773	32 years	33,669	(10,897)	22,772
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(7,817)	26,904	26 years	33,810	(5,389)	28,421
All other (1)	4 years	4,519	(1,388)	3,131	6 years	11,434	(7,704)	3,730
		$344,913	$(132,646)	$212,267		$350,617	$(113,495)	$237,122

(1)
At December 31, 2012 and 2011, all other included in-process research and development of $1.7 million, which was indefinite lived. Additionally, the change in the cost and amortization of "All Other" reflects the write off of fully amortized assets.

During the first quarter of 2012, the Company recorded impairment charges of $0.1 million in cost of goods sold of its U.S. Neurosurgery segment related to technology assets whose related products are being discontinued. The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the second quarter of 2012, which resulted in no additional impairments.
During the second quarter of 2011, the Company identified one indefinite-lived trade name asset that it will no longer use as a result of its rebranding strategy, which resulted in an impairment of $0.9 million. This charge has been recorded as a component of amortization expense.
During the year ended December 31, 2011, the Company recorded impairment charges to finite-lived intangible assets of $2.1 million related to technology assets whose related products are being discontinued and $0.2 million related to a trade name that

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will no longer be used because of its rebranding strategy. The Company has recorded the charges as a component of cost of goods sold and amortization expense, respectively.
During the year ended December 31, 2010, the Company recorded a $0.8 million impairment charge to finite-lived intangible assets related to several trade names. The impairment charge relates to management's decision with respect to the Company's re-branding strategy for several legacy trade names. The Company recorded the charge as a component of amortization expense.
Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $25.1 million, $24.6 million and $17.9 million, respectively. Annual amortization expense is expected to approximate $19.0 million in 2013, $18.1 million in 2014, $16.3 million in 2015, $14.0 million in 2016 and $12.1 million in 2017. Amortization of product technology based intangible assets, which totaled $6.6 million, $8.2 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, is presented by the Company within cost of goods sold.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company. Therefore, its results are not included in these consolidated financial statements. The Company contributed $1.0 million, $0.3 million and $0.7 million to the Integra Foundation during the years ended December 31, 2012, 2011 and 2010, respectively. These contributions were recorded in selling, general, and administrative expense.
DERIVATIVES
The Company develops, manufactures, and sells medical devices globally and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments, and operates the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company's derivative instruments do not subject its earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. The Company has not entered into derivative transactions for speculative purposes and from time to time, the Company may enter into derivatives that are not designated as hedging instruments in order to protect itself from currency volatility due to intercompany balances.
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount the Company would receive to sell or transfer these instruments at the reporting date and by taking into account: expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company utilizes a discounted cash flow model to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified all of its derivative assets and liabilities within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of its derivative instruments. The Company classifies derivatives that meet the definition of hedges in the same category as the item being hedged for cash flow presentation purposes.
FOREIGN CURRENCY
All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in Other income (expense), net.
INCOME TAXES
Income taxes are accounted for by using the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. Reserves are established for positions that don't meet this recognition threshold. The reserve is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. These reserves are classified as long-term liabilities in the consolidated balance sheets of the Company. The Company also records interest and penalties accrued in relation to uncertain tax benefits as a component of income tax expense.
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
The Company's policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, and it intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. Where it has become apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, tax consequences are considered.
REVENUE RECOGNITION
Total revenues, net, include product sales, product royalties and other revenues, such as fees received under research, licensing, distribution arrangements, research grants, and technology-related royalties.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred; title and risk of loss have passed to the customer, there is a fixed or determinable sales price, and collectability of that sales price is reasonably assured. For product sales, the Company's stated terms are primarily FOB shipping point and with most customers, title and risk of loss pass to the customer at that time. With certain United States customers, the Company retains risk of loss until the customers receive the product, and in those situations, the Company recognizes revenue upon receipt by the customer. A portion of the Company's revenue is generated from consigned inventory maintained at hospitals, distributors or with field sales representatives.  For these consigned products, the Company retains title until receiving appropriate notification that the product has been used or implanted, at which time revenue is recognized.
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
Sales invoices issued to customers contain the Company's price for each product or service. The Company performs a review of each specific customer's credit worthiness and ability to pay prior to accepting them as a customer. Further, the Company performs periodic reviews of its customers' status prospectively.
The Company records a provision for estimated returns and allowances on revenues in the same period as the related revenues are recorded. These estimates are based on historical sales returns and discounts and other known factors. The provisions are recorded as a reduction to revenues.
The Company's return policy, as set forth in its product catalogs and sales invoices, requires the Company to review and authorize the return of product in advance. Upon authorization, a credit will be issued for goods returned within a set amount of days from shipment, which is generally ninety days.
Product royalties are estimated and recognized in the same period that the royalty-based products are sold by the Company's strategic partners. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information and expected sales trends. Differences between actual revenues and estimated royalty revenues are adjusted in the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

period in which they become known, which is typically the following quarter. Historically, such adjustments have not been significant.
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
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $13.6 million, $11.5 million and $9.6 million were recorded in selling, general and administrative expense during the years ended December 31, 2012, 2011 and 2010, respectively.
PRODUCT WARRANTIES
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. The balance of the accrued warranty expense was $0.4 million at year ended December 31, 2012 and 2011.
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
During 2011 and 2010 the Company capitalized $1.7 million and $0.3 million of in-process research and development costs related to acquisitions. There were none capitalized in 2012.
EMPLOYEE TERMINATION BENEFITS AND OTHER EXIT-RELATED COSTS
The Company does not have a written severance plan, and it does not offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with the authoritative guidance for non-retirement post-employment benefits. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management's discretion, the Company records these termination costs in accordance with the authoritative guidance for exit or disposal costs.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pension contributions are expected to be consistent over the next few years since the Germany and U.K. plans are frozen. Contributions to the plans during the years ended December 31, 2012, 2011 and 2010 were $0.8 million, $1.1 million and $1.1 million, respectively.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables.
The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company's trade receivables to customers outside the United States includes sales to foreign distributors, who then sell to government owned or supported healthcare systems. The current economic conditions in many southern European countries, especially Greece, Ireland, Italy, Portugal and Spain remain uncertain. Accounts receivable from customers in these countries was approximately $4.3 million at December 31, 2012, of which $0.4 million was reserved. At December 31, 2011, the accounts receivable from customers in these countries was $5.8 million, of which $0.8 million was reserved.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the revised standard even if its annual or interim impairment test date is before July 27, 2012 (the date on which the revised standard was issued), provided that its financial statements for the most recent annual or interim period have not yet been issued. The Company elected to adopt this standard early and such adoption did not have a material impact on the Company's financial statements.
SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the payment of accreted interest associated with the settlement of the 2012 Convertible Notes, cash paid for interest for the years ended December 31, 2012, 2011 and 2010 was $12.0 million (net of $2.1 million that was capitalized into construction in progress), $13.2 million and $8.8 million, respectively. Cash paid for income taxes for the years ended December 31, 2012, 2011 and 2010 was $12.7 million, $14.5 million and $23.4 million, respectively. Property and equipment purchases included in liabilities at December 31, 2012, 2011 and 2010 were $9.5 million, $6.4 million and $1.1 million, respectively.
During the year ended December 31, 2010, 282,086 stock options were exercised, whereby in lieu of a cash payment for the exercise price, an option holder tendered 73,546 shares of Company stock that had a fair market value of approximately $3.1 million. These tendered shares were then immediately retired.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the amendment and restatement of the Company’s Senior Credit Facility during the year ended December 31, 2010, $150.0 million of the Company’s revolving credit facility was converted into a term loan, which was subsequently eliminated under the June 2011 amendment.

3. ACQUISITIONS AND PRO FORMA RESULTS
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
SeaSpine, Inc.
On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $88.7 million, which includes amounts paid for working capital adjustments of $0.3 million and indemnification holdbacks totaling

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$7.4 million all of which was released to the seller prior to December 31, 2012. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and synthetic bone substitute products.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Culley Investments Pty. Ltd.
In September 2010, the Company acquired certain assets as well as the distribution rights for its extremity reconstruction product lines in Australia from Culley Investments Pty. Ltd. (“Culley”) for approximately $1.6 million (1.7 million Australian dollars) in cash. The Company had determined that this acquisition met the definition of a business under the authoritative guidance. For eight years, Culley had been the Company's distributor of these products in Australia. The acquisition provides the Company with the ability to sell orthopedic products directly to its Australian customers.

	Final Purchase Price Allocation
	(Dollars in thousands)
Inventory	$878
Property, plant and equipment	319	Wtd. Avg. Life:
Intangible assets - Customer relationships	373	12 years
Total net assets acquired	$1,570
Welch Allyn, Inc.
In May 2010, the Company acquired certain assets and liabilities of the surgical headlight business of Welch Allyn, Inc. (“Welch”) for approximately $2.4 million in cash and $0.2 million of working capital adjustments. The Company determined that this acquisition met the definition of a business under the authoritative guidance. The Company believes that the assets acquired will further its goal of expanding its reach into the surgical headlight market. The goodwill recorded in connection with this acquisition was based on the benefits the Company expects to generate from Welch's future cash flows and is not deductible for tax purposes.

	Final Purchase Price Allocation
	(Dollars in thousands)
Accounts receivable	$518
Inventory	138
Property, plant and equipment	280
Intangible assets		Wtd. Avg. Life:
Customer relationships	490	15 years
Technology	263	6 years
In-Process research and development	312	Indefinite
Goodwill	601
Total net assets acquired	$2,602
Pro Forma Results (unaudited)
The following unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2011 as if the acquisitions completed by the Company during 2011 had been completed as of January 1, 2010. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) increased interest expense, depreciation expense, intangible asset amortization and fair value inventory step-up, (ii) decreases in certain expenses that will not be recurring in the post-acquisition entity, and (iii) income taxes at a rate consistent with the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended
December 31, 2011
(In thousands except per share amounts)
Total Revenue	$811,933
Net income	$23,236
Net income per share:
Basic	$0.80
Diluted	$0.79

4. DEBT
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
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility (the “2012 Amendment”). The 2012 Amendment modified certain financial and negative covenants. The 2012 Amendment provides that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012). In addition, when calculating consolidated EBITDA for any period, the 2012 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The Company capitalized $0.4 million of incremental financing costs in connection with the 2012 Amendment.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2012, the Company was in compliance with all such covenants.
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
At December 31, 2012 and December 31, 2011, there was $321.9 million and $179.7 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 1.8% and 2.0%, respectively. At December 31, 2012, there was approximately $278.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at December 31, 2012 was approximately $310.3 million. The fair value of the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At December 31, 2012, the carrying amount of the liability component was $197.7 million, the remaining unamortized discount was $32.3 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at December 31, 2012 was approximately $232.9 million. At December 31, 2011, the carrying amount of the liability component was $190.6 million, the remaining unamortized discount was $39.4 million and the principal amount outstanding was $230.0 million.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of December 31, 2012, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
2012 Senior Convertible Notes
On June 11, 2007, the Company issued $165.0 million aggregate principal amount of its 2012 Notes (the “2012 Notes”). The 2012 Notes bear interest at a rate of 2.375% per annum payable semi-annually in arrears on December 1 and June 1 of each year. In accordance with the accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the 2012 Notes separately. The portion of the debt proceeds that the Company had classified as equity at the time of the offering, and recognized as a debt discount, was determined based on the fair value of similar debt instruments that did not include a conversion feature and amounted to $30.6 million. The Company amortized the debt discount to interest expense using the effective interest method through June 2012. The effective interest rate implicit in the liability component was based on the Company’s estimated non-convertible borrowing rate at the date the 2012 Notes were issued and was 6.8%.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2012, the Company repaid the 2012 Notes at maturity with long-term borrowings from its Senior Credit Facility and cash on hand. The related bond hedge contracts terminated in components over the 100 trading day period commencing 90 days after the maturity of the 2012 Notes.
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$5,993	$3,740	$—
Cash interest related to the contractual interest coupon (2)	3,154	2,024	—
Total	$9,147	$5,764	$—

2012 Notes:
Amortization of the discount on the liability component (1)	$2,527	$6,850	$6,401
Cash interest related to the contractual interest coupon (2)	1,378	3,919	3,919
Total	$3,905	$10,769	$10,320

2010 Notes:
Amortization of the discount on the liability component	$—	$—	$1,190
Cash interest related to the contractual interest coupon	—	—	830
Total	$—	$—	$2,020

(1)	In 2012, the amortization of the discount on the liability component of the 2016 and 2012 Notes are presented net of capitalized interest of $1.1 million and $0.5 million, respectively.

(2)	In 2012, the cash interest related to the contractual interest coupon on the 2016 and 2012 Notes are presented net of capitalized interest of $0.6 million and $0.3 million.

5. DERIVATIVE INSTRUMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Fair Value of Derivative Instruments
The Company has classified all of its derivative instruments within Level 2 of the fair value hierarchy because observable inputs are available for substantially the full term of the derivative instruments. The fair value of the foreign currency forward exchange contracts related to inventory purchases is determined by comparing the forward rate as of the period end and the settlement rate specified in each contract. The fair value of the interest rate swap was developed using a market approach based on publicly available market yield curves and the terms of the swap. The Company performs ongoing assessments of counterparty credit risk.
The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2012 and December 31, 2011:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (1):	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,888	$1,634
Foreign currency forward contracts — Accrued expenses and other current liabilities	—	108	$—	$1,597
Interest rate swap — Other liabilities (2)	2,238	2,458
Total Derivatives designated as hedges — Liabilities	$4,126	$4,200

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At December 31, 2012 and December 31, 2011, the notional amount related to the Company’s sole interest rate swap was $127.5 million and $139.7 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2012 and 2011:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings-(Effective Portion)	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2012
Foreign currency forward contracts	$(216)	$(127)	$(309)	$(34)	Costs of goods sold
Interest rate swap	(4,091)	(1,935)	(1,901)	(4,125)	Interest (expense)
	$(4,307)	$(2,062)	$(2,210)	$(4,159)
Year Ended December 31, 2011
Foreign currency forward contracts	$—	$(216)	$—	$(216)	Costs of goods sold
Interest rate swap	(270)	(6,090)	(2,269)	(4,091)	Interest (expense)
	$(270)	$(6,306)	$(2,269)	$(4,307)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the years ended December 31, 2012 and 2011. At December 31, 2012, there were foreign currency contracts outstanding not designated as hedges with the notional amount equivalent to $3.9 million.

6. TREASURY STOCK
On October 29, 2010, the Company’s Board of Directors authorized the Company to repurchase shares of the Company’s common stock for an aggregate purchase price not to exceed $75.0 million through December 31, 2012. Shares may be purchased either in the open market or in privately negotiated transactions.
On October 23, 2012, the Company's Board of Directors terminated the October 2010 authorization and authorized the repurchase of up to $75.0 million of its outstanding common stock through December 2014 (the "2012 Authorization"). As of December 31, 2012, there remained $75.0 million available for repurchases under this authorization.
In addition to the authorizations above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering.
The following table sets forth the Company’s treasury stock activity:

	Years Ended December 31,
	2012		2011
	$	# of Shares	$	# of Shares
	(In thousands)
Shares repurchased in the open market in connection with the 2010 Authorization	$—	—	$45,893	1,104
Shares repurchased in connection with the issuance of the 2016 Notes	—	—	37,570	805
Total	—	—	$83,463	1,909

There were no treasury stock repurchases during the year ended December 31, 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK-BASED COMPENSATION
Employees stock-purchase compensation expense recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Selling, general and administrative	$8,646	$26,310	$16,694
Research and development	335	404	426
Cost of goods sold	70	91	89
Total employee stock-based compensation expense	9,051	26,805	17,209
Total tax benefit related to employees stock-based compensation expense	3,532	10,468	7,006
Net effect on net income	$5,519	$16,337	$10,203
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2012, 1.1 million shares remain available for purchase under the ESPP. During the years ended December 31, 2012, 2011 and 2010, the Company issued 6,315 shares, 8,523 shares and 5,515 shares under the ESPP for $0.2 million, $0.2 million and $0.2 million, respectively.
The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.
EQUITY AWARD PLANS
As of December 31, 2012, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”).
In July 2008 and May 2010, the stockholders of the Company approved amendments to the 2003 Plan to increase by 750,000 and 1,750,000, respectively, the number of shares of common stock that may be issued under the 2003 Plan. The Company has reserved 2,000,000 shares under each of the 2000 Plan and the 2001 Plan, and 6,500,000 shares under the 2003 Plan. The Plans permit the Company to grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, contract stock, performance stock, or dividend equivalent rights to designated directors, officers, employees and associates of the Company.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	30%	28%	30%
Risk free interest rate	1.33%	2.47%	2.82%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity:

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at December 31, 2011	1,483	$38.68
Granted	254	32.26
Exercised	(13)	35.76
Forfeited or Expired	(15)	37.49
Outstanding at December 31, 2012	1,709	$37.76	4.0 years	$5,874
Vested or expected to vest at December 31, 2012	1,709	$37.76	4.0 years	$5,874
Exercisable at December 31, 2012	1,465	$38.68	3.5 years	$4,222
The intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was negligible, $1.4 million and $14.4 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $12.18, $19.18 and $17.03, respectively. Cash received from option exercises was $0.7 million, $3.7 million and $16.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, there was approximately $2.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2012:

			Performance Stock and Contract Stock Awards
	Restricted Stock Awards
	Shares	Wtd. Avg Grant Date Fair Value Per Share	Shares	Wtd. Avg Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, December 31, 2011	305	$38.37	144	$29.15
Granted	243	35.44	60	34.64
Cancellations	(31)	36.40	—	—
Released	(171)	35.72	(5)	38.33
Unvested, December 31, 2012	346	$37.80	199	$30.49

The Company recognized $7.7 million, $24.5 million and $13.5 million in expense related to such awards during the years ended December 31, 2012, 2011 and 2010, respectively. The total fair market value of shares vested in 2012, 2011 and 2010 was $6.7 million, $29.7 million and $11.5 million, respectively.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

basis over the vesting period. As of December 31, 2012, there was approximately $13.0 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
On June 7, 2012, Stuart Essig terminated his employment with the Company and ceased to serve as Executive Chairman of the Board of Directors and as an officer or employee of the Company and its subsidiaries and affiliates. Mr. Essig continues to serve as Chairman of the Board of Directors and as a non-employee member of the Board. In the fourth quarter, the Company distributed to him in the form of shares of its common stock 1.67 million deferred stock units (“SUs”), less shares withheld for taxes, as a result of the termination of his employment.
At December 31, 2012, there are approximately 0.12 million additional vested Restricted Units held by various employees for which the related shares have not yet been issued. Included in this amount are 34,868 units granted in October 2010 in connection with the Company’s hiring of its Chief Executive Officer for which the Company immediately expensed $1.5 million as these shares were fully vested at the date of grant.
At December 31, 2012, there were approximately 2.1 million shares available for grant under the Plans.

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

Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Service cost	$—	$26	$93
Interest cost	582	650	645
Expected return on plan assets	(392)	(589)	(515)
Recognized net actuarial loss	—	—	86
Net period benefit cost	$190	$87	$309
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.2%	4.7%	5.4%
Expected return on plan assets	3.0%	2.9%	5.2%
Rate of compensation increase	0.0%	0.0%	3.4%

The discount rate is set using the Bank of America Merrill Lynch AA Corporate Bond yield curve weighted by the UK benefit plan cash flows for the year ending December 31, 2012. The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment categories. In 2012, 2011 and 2010, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.
The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2012 and 2011 and a reconciliation of the funded status at December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$12,556	$12,042
Service cost	—	26
Interest cost	582	650
Participant contributions	—	5
Benefits paid	(604)	(688)
Actuarial loss (gain)	807	610
Curtailment gain	—	(116)
Effect of foreign currency exchange rates	577	27
Projected benefit obligation, end of year	$13,918	$12,556
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$13,226	$10,834
Actual return on plan assets	41	1,970
Employer contributions	797	1,115
Participant contributions	—	11
Benefits paid	(591)	(678)
Effect of foreign currency exchange rates	607	(26)
Plan assets at fair value, end of year	$14,080	$13,226

	Years Ended December 31,
	2012	2011
	(In thousands)
RECONCILIATION OF FUNDED STATUS
Funded status, projected benefit obligation in excess of (less than) plan assets	$162	$670
Unrecognized net actuarial loss	1,512	199
Accumulated other comprehensive loss	(1,512)	(199)
Amounts recognized	$162	$670
The net asset position at December 31, 2012 and 2011 is included in other assets.
The combined accumulated benefit obligation for the defined benefit plans was $13.9 million and $12.6 million as of December 31, 2012 and 2011, respectively.
The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The U.K. Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. The Germany Plan had no assets at December 31, 2012 or December 31, 2011.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2012	2011
Equity securities	0%	0%
Corporate bonds	0%	0%
Government bonds	99%	97%
Cash	1%	3%
	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011 is as follows:

		Fair Value Measurements at December 31, 2012:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$195	$195	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	11,909	—	11,909	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	1,976	—	1,976	—
Total		$14,080	$195	$13,885	$—

		Fair Value Measurements at December 31, 2011:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$344	$344	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	11,117	—	11,117	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	1,765	—	1,765	—
Total		$13,226	$344	$12,882	$—
_______________________________

(a)	This category represents funds consisting of index-linked gilts and is designated to follow a benchmark index.

(b)	This category represents funds consisting of gilts and is designated to follow a benchmark index.
The Level 2 investments are single priced. The fund prices are calculated by the trustee by taking the closing market price of each underlying investment using a variety of independent pricing sources (i.e., quoted market prices). The prices also include income receivable and expenses payable, where applicable.
Based on year-end exchange rates, the Company anticipates contributing approximately $0.9 million to its defined benefit plans in 2013.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also based on year-end exchange rates, the Company expects to pay the following estimated future benefit payments in the years indicated:

Expected Future Benefit Payments

(In thousands)
2013	$543
2014	575
2015	592
2016	607
2017	624
2018-2022	3,497
Included in Accumulated Other Comprehensive Income is $1.5 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2013.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $2.7 million, $2.4 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
9. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2012 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2013	$272	$10,598	$10,870
2014	272	8,978	9,250
2015	272	5,528	5,800
2016	272	3,762	4,034
2017	272	2,329	2,601
Thereafter	4,433	3,658	8,091
Total minimum lease payments	$5,793	$34,853	$40,646

Total rental expense for the years ended December 31, 2012, 2011 and 2010 and was $10.9 million, $9.3 million and $8.2 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
Related Party Leases
The Company leases certain production equipment from a corporation whose sole stockholder is a general partnership, of which the Company’s former Chairman (and current director) is a partner and the President. The term of the lease is through March 31, 2022, and the Company has an option to renew through March 31, 2032. Under the terms of the lease agreement, the Company pays $0.1 million per year to the related party lessor. The Company also leases its manufacturing facility in Plainsboro, New Jersey, from a general partnership that is 50% owned by a corporation whose shareholders are trusts, whose beneficiaries include family members of the Company’s former Chairman (and current director). The term of the current lease agreement is through October 31, 2032 at an annual rate of approximately $0.3 million per year. The current lease agreement also provides (i) a 5-year renewal option for the Company to extend the lease from November 1, 2032 through October 31, 2037 at the fair market rental rate of the premises, and (ii) another 5-year renewal option to extend the lease from November 1, 2037 through October 31, 2042 at the fair market rental rate of the premises.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
Income before income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousand)
United States operations	$25,293	$1,507	$37,026
Foreign operations	26,736	26,987	45,088
Total	$52,029	$28,494	$82,114

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.8%	6.0%	2.6%
Foreign operations	(14.9)%	(18.1)%	(10.3)%
Incentive stock option expense	—%	—%	(0.3)%
Changes in valuation allowances	(0.4)%	(14.0)%	1.7%
Uncertain tax positions	(2.5)%	(5.8)%	(4.6)%
Other	0.8%	(1.3)%	(4.1)%
Effective tax rate	20.8%	1.8%	20.0%
The effective tax rate increased by 19 percentage points in 2012 compared with 2011 primarily due to a change in the mix of earnings related to higher U.S. income offset by tax benefits for foreign tax credits, foreign earnings taxed at lower statutory rates and increased benefit from the favorable settlement of tax audits.
During 2012, the Company recorded an income tax benefit of $2.1 million for the release of a tax contingency reserve, an income tax benefit of $0.2 million for a change in state tax law, and an income tax expense of $0.2 million for the settlement of an IRS audit of years 2008, 2009, and 2010.
During 2012, the Company's foreign operations resulted in a $7.8 million income tax benefit as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The Company's operations in Ireland contribute to the majority of this income tax benefit, as income earned in Ireland is taxed at a corporate income tax rate that is significantly lower than the US corporate rate. The 2012 foreign effective tax rate is 7.8%, an increase of approximately 9.5 percentage points over the rate in 2011, which included a tax benefit of $1.6 million relating to the correction of various deferred tax items for periods prior to 2011. The Company's foreign tax rate is based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.
During the second and fourth quarters of 2011, the Company recorded additional tax expense of $1.7 million for a correction to a state deferred tax asset relating to 2009 and an income tax benefit of $2.2 million for the correction of various other deferred tax items relating to periods prior to 2011 that largely impacted foreign operations, respectively. Since neither one of these changes are material to the December 31, 2011 or previous years' financial results, they have been recorded in the second and fourth quarters of 2011 as discrete events, respectively.
In the fourth quarter of 2010, the Company recorded the full year income tax benefit related to the passing of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010.
Income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries, because such earnings are expected to be indefinitely reinvested and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Undistributed earnings of such foreign subsidiaries totaled $165.3 million $168.8 million and $142.2 million at December 31, 2012, 2011 and 2010, respectively.
The American Taxpayer Relief Act of 2012 was signed into law by the President of the United States on January 2, 2013. In part, the bill approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012. These extensions, which included the research and development credit, are taken into account for financial reporting purposes in the

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

quarter in which the legislation is enacted by Congress and signed into law by the President.  Accordingly, there was no income tax benefit associated with the 2012 research and development tax credit in the 2012 financial statements.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$3,614	$(934)	$2,686
State	1,373	(1,530)	1,136
Foreign	4,301	1,813	8,495
Total current	$9,288	$(651)	$12,317
Deferred:
Federal	4,053	1,078	2,522
State	497	2,236	835
Foreign	(3,013)	(2,158)	771
Total deferred	$1,537	$1,156	$4,128
Provision for income taxes	$10,825	$505	$16,445

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2012	2011
	(In thousands)
Current assets:
Doubtful accounts	$1,829	$1,822
Inventory write-downs	26,549	24,695
Tax credits	3,275	2,865
Accrued vacation	2,335	2,163
Accrued bonus	4,111	2,330
Other	4,095	3,132
Total current deferred tax assets	42,194	37,007
Less valuation allowance	(2,922)	(702)
Current deferred tax assets after valuation allowance	$39,272	$36,305
Current liabilities:
Other	(314)	(179)
Total current deferred tax liabilities	$(314)	$(179)
Net current deferred tax assets	$38,958	$36,126

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2012	2011
	(In thousands)
Non-current assets:
Benefit and compensation	$(500)	$8,991
Stock compensation	12,730	28,659
Deferred revenue	162	148
Net operating loss carryforwards	36,037	48,251
Financing costs	—	1,472
Federal & state tax credits	19,851	1,333
Other	—	—
Total non-current deferred tax assets	68,280	88,854
Less valuation allowance	(11,321)	(31,602)
Non-current deferred tax assets after valuation allowance	$56,959	$57,252
Non-current liabilities:
Intangible & fixed assets	(46,650)	(43,152)
Deferred gain	—	(548)
Non-cash interest amortization	—	(1,847)
Other	359	(191)
Total non-current deferred tax liabilities	$(46,291)	$(45,738)
Net non-current deferred tax assets	$10,668	$11,514
Total net deferred tax assets	$49,626	$47,640
At December 31, 2012, the Company had net operating loss carryforwards of $58.4 million for federal income tax purposes, $57.1 million for foreign income tax purposes and $56.9 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2030, $42.8 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $14.3 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2031.
Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2012. Some exercises have resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating tax loss carryforwards the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2012 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for 2012. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2012 are $0.1 million.
A valuation allowance of $14.2 million, $32.3 million and $36.6 million is recorded against the Company’s gross deferred tax assets of $110.5 million, $125.9 million and $112.9 million recorded at December 31, 2012, 2011 and 2010, respectively.
The valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. The Company does not anticipate additional income tax benefits through future reductions in the valuation allowance. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made.
The Company’s valuation allowance decreased by $18.1 million and $4.3 million in 2012 and 2011, respectively. The 2012 overall decrease in the valuation allowance was primarily due to expiring net operating losses in Switzerland which is offset by a reduction in the related deferred tax asset. Further, the Company recorded $0.3 million decrease to the valuation allowance in Switzerland related to an increase in the expected future realizability of remaining net operating losses.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of year	$3,927	$5,530	$10,909
Additions for tax positions of prior years	7,796	1,001	1,685
Settlements	(3,523)	(962)	(5,264)
Lapse of statute	(2,064)	(1,642)	(1,800)
Balance, end of year	$6,136	$3,927	$5,530
Approximately $5.1 million of the balance at December 31, 2012 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2012 is $3.3 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2012, as a result of expiring statutes of limitations.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a $0.1 million expense, a $0.5 million benefit, and a $0.9 million benefit for interest and penalties in the income statement during the years ended December 31, 2012, 2011 and 2010, respectively. The Company had approximately $1.4 million, $1.3 million, and $2.1 million of interest and penalties accrued at December 31, 2012, 2011 and 2010, respectively.
During 2012, the Company settled the review of years 2008 through 2010 with the IRS, which resulted in $2.1 million being recorded in the consolidated statement of operations as an income tax benefit, partially offset by an additional Federal income tax expense of $0.2 million in 2012, as a result of receiving the agreed upon settlement. In addition, the Company reclassified $4.2 million from deferred taxes to long-term liabilities, which had no effect on the current year tax provision. These amounts include interest and penalties related to the settlement.
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

11. NET INCOME PER SHARE
Certain of the Company’s restricted unvested share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by less than $0.01 per share) on 2011 and 2010 years presented; therefore, the Company does not present the full calculation below.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Basic net income per share:
Net income	$41,204	$27,989	$65,669
Weighted average common shares outstanding	28,232	28,952	29,548
Basic net income per common share	$1.46	$0.97	$2.21
Diluted net income per share:
Net income	$41,204	$27,989	$65,669
Weighted average common shares outstanding — Basic	28,232	28,952	29,548
Effect of dilutive securities:
Stock options and restricted stock	284	543	601
Weighted average common shares for diluted earnings per share	28,516	29,495	30,149
Diluted net income per common share	$1.44	$0.95	$2.17

Common stock of approximately 1.0 million, 0.3 million and 0.7 million shares at December 31, 2012, 2011 and 2010, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.1 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.

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
The Company is subject to various claims, lawsuits and proceedings in the ordinary course of the Company's business, including claims by current or former employees, distributors and competitors and with respect to its products and product liability claims, lawsuits and proceedings, some of which have been settled by the Company. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of two sales representatives in a single region within our Extremities Reconstruction division pertaining to the alleged creation of invoices for products that were not sold or surgeries that did not take place for extremities indications. The Company is cooperating with the United States Attorney's office on a voluntary basis and is not a subject or target of an investigation at this time.
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

13. SEGMENT AND GEOGRAPHIC INFORMATION
Starting in the first quarter of 2012, because of changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker, the Company began reporting five reportable segments. The five reportable segments are U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, U.S. Spine and Other, and International. The U.S. Neurosurgery segment sells a full line of products specifically for neurosurgery and critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stabilization equipment. The U.S. Instruments business sells more than 60,000 instrument patterns and surgical products and lighting to hospitals, surgery centers, and dental, podiatry, and veterinary offices. The U.S. Extremities segment includes the U.S. extremity reconstruction business, which includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair. The U.S. Spine and Other segment includes (i) the U.S. Spine business, which focuses on spinal fusion, spinal implants, and deformity correction, (ii) the U.S. Orthobiologics business, which focuses on bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures, and (iii) the Private Label business, which sells the Company’s regenerative medicine and other products to strategic partners. The International segment sells similar products to those discussed above, but are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Central/South America, Asia-Pacific and Canada. The Corporate and other category includes (i) various legal, finance, executive, and human resource functions, (ii) brand management, (iii) share-based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization. Accordingly, the segment information for the prior years has been restated in accordance with authoritative guidance on segment reporting. The accounting policies of the reportable segments are the same as those described in Note 2.
None of the Company's customers accounted for 10% or more of the consolidated net sales during our year ended December 31, 2012, 2011 and 2010.
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
Net sales and profit by reportable segment for the year ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$171,278	$165,652	$165,606
U.S. Instruments	162,323	155,833	157,853
U.S. Extremities	122,847	98,109	89,529
U.S. Spine and Other	190,546	174,479	152,274
International	183,877	186,005	166,806
Total revenues	$830,871	$780,078	$732,068
Segment Profit
U.S. Neurosurgery	$91,070	$86,206	$83,804
U.S. Instruments	36,550	29,753	27,350
U.S. Extremities	49,432	38,540	39,347
U.S. Spine and Other	55,891	51,011	57,643
International	61,336	64,164	59,636
Segment profit	294,279	269,674	267,780
Amortization	(18,536)	(16,433)	(12,017)
Corporate and other	(201,961)	(198,329)	(157,069)
Operating income	$73,782	$54,912	$98,694
The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue by major product category consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Orthopedics	$369,312	$328,933	$290,274
Neurosurgery	277,527	272,538	263,147
Instruments	184,032	178,607	178,647
Total Revenues	$830,871	$780,078	$732,068

The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below.
Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2012	$642,830	$90,920	$97,121	$830,871
2011	589,946	97,184	92,948	780,078
2010	561,307	89,044	81,717	732,068
Total long-lived assets:
2012	$166,508	$20,242	$1,507	$188,257
2011	125,880	17,274	1,357	144,511

* Includes long-lived assets in Puerto Rico.
14. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2012	$196,185	$210,170	$210,084	$214,432
2011	181,041	193,329	202,185	203,523
Gross margin:
2012	$121,510	$131,896	$130,536	$132,502
2011	116,120	120,491	123,534	120,783
Net income (loss):
2012	$6,693	$8,514	$13,211	$12,786
2011	11,487	699	11,243	4,560
Basic net income (loss) per common share(1)(2):
2012	$0.24	$0.30	$0.46	$0.46
2011	0.39	0.02	0.39	0.16
Diluted net income (loss) per common share(1)(2):
2012	$0.23	$0.30	$0.46	$0.46
2011	0.38	0.02	0.39	0.16

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Interest expense for the fourth quarter of 2012 includes an out-of-period adjustment to record a decrease to interest expense of $3.3 million related to not capitalizing interest cost on certain construction in progress balances, of which $1.5 million related to the first three quarters of 2012, $1.4 million for the full year 2011 and $0.4 million for the last quarter of 2010. The Company believes that both the actual interest expense errors and the correction of those errors out of period in the fourth quarter of 2012 are not material.
The Company incurred incremental costs related to the implementation of its global enterprise resource planning system in the first, second, third, and fourth quarters of 2012 of $3.7 million, $3.6 million, $4.8 million and $4.3 million, respectively.

The Company incurred costs related to the remediation of an FDA warning letter and the related underutilization at its Plainsboro, New Jersey manufacturing facility of $1.6 million, $1.8 million, $3.8 million and $0.7 million in the first, second, third and fourth quarters of 2012, respectively.

15. SUBSEQUENT EVENTS
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. for $3.0 million which includes amounts paid into escrow, subject to certain working capital adjustments. The acquisition agreement includes a provision whereby Integra must pay additional cash considerations, the first of $1.5 million and the second up to $14.5 million to the selling shareholders of Tarsus Medical, Inc. upon reaching certain selling milestones. The Company believes that Tarsus Medical's technology will allow it to enter the syndesmosis repair market. Since the acquisition occurred subsequent to December 31, 2012, the acquisition is not included in the results of operations for any of the periods presented.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns and allowances	$6,978	$1,315	$—	$(1,072)	$7,221
Deferred tax asset valuation allowance	32,304	(16,979)	477	(1,559)	14,243
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns and allowances	$7,322	$1,118	$—	$(1,462)	$6,978
Deferred tax asset valuation allowance	36,634	127	(4,238)	(219)	32,304
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns and allowances	$11,216	$(2,167)	$—	$(1,727)	$7,322
Deferred tax asset valuation allowance	36,131	431	1,160	(1,088)	36,634
(1) In 2012, $0.5 million of deferred tax liability was reclassified to the valuation allowance with no impact to the consolidated statement of operations. In 2011, $4.2 million of the valuation allowance was reclassified to long-term taxes payable with no impact to the consolidated statements of operations. In 2010, $1.2 million of deferred tax liability was reclassified to the valuation allowance with no impact to the consolidated statement of operations.

EXIBIT INDEX

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws of the Company, effective as of May 17, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2012)

4.1
Purchase Agreement, dated June 9, 2011, by and between Integra LifeSciences Holdings Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.2
Indenture, dated June 15, 2011, by and between Integra LifeSciences Holdings Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011)

4.3(a)
Credit Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2005)

4.3(b)
First Amendment, dated as of February 15, 2006, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3(c)
Second Amendment, dated as of February 23, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank FSB and SunTrust Bank, as Co-Syndication Agents, and Royal Bank of Canada and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007)

4.3(d)
Third Amendment, dated as of June 4, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank, FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

4.3(e)
Fourth Amendment, dated as of September 5, 2007, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., successor by merger to Citibank FSB, as Syndication Agent and JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Royal Bank of Canada, as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 6, 2007)

4.3(f)
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)
Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.3(h)
First Amendment, dated as of May 11, 2012, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

4.4
Security Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5
Pledge Agreement, dated as of December 22, 2005, among Integra LifeSciences Holdings Corporation and the additional grantors party thereto in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.6
Subsidiary Guaranty Agreement, dated as of December 22, 2005, among the guarantors party thereto and individually as a “Guarantor”), in favor of Bank of America, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.7
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.8	Form of 2.75% Senior Convertible Note due 2010 (included in Exhibit 4.8) (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.9
Indenture, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Integra LifeSciences Corporation and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.10	Form of 2.375% Senior Convertible Note due 2012 (included in Exhibit 4.10) (Incorporated by reference to Exhibit B to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.11
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

4.12
Registration Rights Agreement, dated June 11, 2007, among Integra LifeSciences Holdings Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co., Incorporated, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.1(a)
Lease between Plainsboro Associates and American Biomaterials Corporation dated as of April 16, 1985, as assigned to Colla-Tec, Inc. on September 30, 1988 and as amended on November 1, 1992 as Lease Modification #1 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form 10/A (File No. 0-26224) which became effective on August 8, 1995)

10.1(b)
Lease Modification #2 entered into as of October 28, 2005, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.1(c)
Lease Modification #3 entered into as of March 2, 2011, by and between Plainsboro Associates and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

10.2 (a)
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

10.7(b)	First Amendment to Employee Stock Purchase Plan, dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2005)*

10.8(a)
2000 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.8(b)	Amendment to 2000 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.8(c)	Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013)*+

10.9(a)
2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9(b)	Amendment to 2001 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.9(c)	Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013)*+

10.10(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.10(c)	Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013*+

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

10.11(f)	Letter Agreement dated May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011)*

10.11(g)	Letter dated December 20, 2011 from Stuart M. Essig to the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.11(h)	Letter Agreement dated June 7, 2012 between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2012)*

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

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.16(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.16(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.17(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.17(b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.18	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.19(a)
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.19(b)
Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.19(c)
Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.20
Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.21
Stock Option Grant and Agreement pursuant to 1999 Stock Option Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.22
Stock Option Grant and Agreement pursuant to 2000 Equity Incentive Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(a)
Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.23(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.24
Stock Option Grant and Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(a)
Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.25(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.25(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25(d)
Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.26
Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2011)*

10.27
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreements between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.28
Form of Stock Option Grant and Agreement between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.29(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.29(b)
New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.29(c)
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement betweeen the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.30	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*

10.32
New Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.33	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.34	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.35	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.36	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.37(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.37(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.37(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.38(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(b)	New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan*+

10.38(c)	Form of Restricted Stock Agreement for Executive Officers — Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.38(d)
Form of Restricted Stock Agreement for Executive Officers – Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(e)	New Form of Restricted Stock Agreement for Executive Officers – Annual Vesting*+

10.38(f)	Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.38(g)
Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.38(h)	New Form of Restricted Stock Agreement for Executive Officers – Cliff Vesting*+

10.38(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.38(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.38(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.38(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.38(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.38(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) *

10.39
Asset Purchase Agreement, dated as of September 7, 2005, by and between Tyco Healthcare Group LP and Sherwood Services, AG and Integra LifeSciences Corporation and Integra LifeSciences (Ireland) Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005)

10.40
Stock Purchase Agreement, dated as of April 19, 2006, by and between ASP/Miltex LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006)

10.41
Stock Agreement and Plan of Merger, dated as of June 30, 2006, by and between Integra LifeSciences Corporation, Integra California, Inc., Kinetikos Medical, Inc., Telegraph Hill Partners Management LLC, as Shareholders Representative, and the Shareholders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.42
Amended and Restated Management Incentive Compensation Plan, as of January 1, 2008 (Incorporated by reference to Exhibit 10.43(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.43
Form of 2010 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.44
Form of 2012 Convertible Bond Hedge Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.45
Form of 2010 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.46
Form of 2012 Amended and Restated Issuer Warrant Transaction Confirmation, dated June 6, 2007, between Integra LifeSciences Holdings Corporation and dealer (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2007)

10.47
Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 15, 2011)

10.48
Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on June 15, 2011)

10.49
Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 15, 2011)

10.50
Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Call Option Transaction (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2011)

10.51
Letter Agreement, dated June 9, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 15, 2011)

10.52
Letter Agreement, dated June 9, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 15, 2011)

10.53
Letter Agreement, dated June 9, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 15, 2011)

10.54
Letter Agreement, dated June 9, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Base Warrant Transaction (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2011)

10.55
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on June 15, 2011)

10.56
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on June 15, 2011)

10.57
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on June 15, 2011)

10.58
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Call Option Transaction (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on June 15, 2011)

10.59
Letter Agreement, dated June 14, 2011, between Deutsche Bank AG, London Branch and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on June 15, 2011)

10.60
Letter Agreement, dated June 14, 2011, between Royal Bank of Canada and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on June 15, 2011)

10.61
Letter Agreement, dated June 14, 2011, between The Royal Bank of Scotland plc and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on June 15, 2011)

10.62
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.63
Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.64	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.65
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.66(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.66(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

18
Preferability Letter of Independent Public Accounting Firm dated July 31, 2012 (Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 26, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) Parenthetical Data to the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.