Form 10-Q
period 2013-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2013-05-02
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2013 was 28,064,689.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4. Mine Safety Disclosures	36

Item 6. Exhibits	37

SIGNATURES	39

Exhibit 10.3
Exhibit 10.4
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Total revenue, net	$196,652	$196,185
Costs and Expenses:
Cost of goods sold	80,268	74,675
Research and development	12,716	11,912
Selling, general and administrative	100,161	87,411
Intangible asset amortization	3,551	4,720
Total costs and expenses	196,696	178,718
Operating (loss) income	(44)	17,467
Interest income	63	378
Interest expense	(4,800)	(7,929)
Other income (expense), net	(974)	(323)
(Loss) income before income taxes	(5,755)	9,593
Income tax (benefit) expense	(1,705)	2,900
Net (loss) income	$(4,050)	$6,693
Basic net income per common share	$(0.15)	$0.24
Diluted net income per common share	$(0.15)	$0.23
Weighted average common shares outstanding (See Note 11):
Basic	27,796	28,345
Diluted	27,796	28,488
Comprehensive (loss) income (See Note 12)	$(10,534)	$13,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$89,691	$96,938
Trade accounts receivable, net of allowances of $10,528 and $7,221	111,944	114,916
Inventories, net	179,558	171,806
Deferred tax assets	38,470	39,100
Prepaid expenses and other current assets	27,396	30,291
Total current assets	447,059	453,051
Property, plant and equipment, net	179,352	177,898
Intangible assets, net	212,274	212,267
Goodwill	292,278	294,067
Deferred tax assets	15,743	15,957
Other assets	9,785	10,359
Total assets	$1,156,491	$1,163,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$43,875	$36,742
Deferred revenue	3,868	3,505
Accrued compensation	23,484	34,914
Accrued expenses and other current liabilities	34,553	31,768
Total current liabilities	105,780	106,929
Long-term borrowings under senior credit facility	321,875	321,875
Long-term convertible securities	199,511	197,672
Deferred tax liabilities	5,397	5,393
Other liabilities	14,039	13,955
Total liabilities	$646,602	$645,824
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding
Common stock; $0.01 par value; 60,000 authorized shares; 36,959 and 36,852 issued at March 31, 2013 and December 31, 2012, respectively	370	369
Additional paid-in capital	589,948	587,301
Treasury stock, at cost; 8,903 shares at March 31, 2013 and December 31, 2012	(367,121)	(367,121)
Accumulated other comprehensive (loss)	(11,281)	(4,797)
Retained earnings	297,973	302,023
Total stockholders’ equity	$509,889	$517,775
Total liabilities and stockholders’ equity	$1,156,491	$1,163,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(4,050)	$6,693
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,389	12,576
Deferred income tax (benefit) provision	(1,055)	(983)
Amortization of debt issuance costs	545	760
Non-cash interest expense	1,610	3,528
Loss on disposal of property and equipment	1,865	—
Share-based compensation	2,072	2,070
Excess tax benefits from stock-based compensation arrangements	(23)	(3)
Other	—	277
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	2,109	4,800
Inventories	(8,885)	(853)
Prepaid expenses and other current assets	2,872	1,619
Other non-current assets	(115)	(152)
Accounts payable, accrued expenses and other current liabilities	(515)	2,121
Deferred revenue	391	(534)
Other non-current liabilities	(364)	399
Net cash provided by operating activities	$7,846	$32,318
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,853)	(10,412)
Sales of property and equipment	532	—
Cash used in business acquisition, net of cash acquired	(2,766)	(175)
Purchases of short-term investments	—	(53,248)
Net cash used in investing activities	$(13,087)	$(63,835)
FINANCING ACTIVITIES:
Repayments under senior credit facility	—	(12,813)
Proceeds from exercised stock options	234	250
Excess tax benefits from stock-based compensation arrangements	23	3
Net cash provided by (used in) financing activities	$257	$(12,560)
Effect of exchange rate changes on cash and cash equivalents	(2,263)	1,911
Net change in cash and cash equivalents	(7,247)	(42,166)
Cash and cash equivalents at beginning of period	96,938	100,808
Cash and cash equivalents at end of period	$89,691	$58,642
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
In the opinion of management, the March 31, 2013 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets including in-process research and development, amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, valuation of contingent liabilities, the fair value of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
Certain amounts from the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.
Recently Issued and Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the FASB's final guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company's financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. BUSINESS ACQUISITIONS
Tarsus Medical, Inc.
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. for a total of $4.7 million consisting of $2.8 million in cash (less cash acquired) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of the first milestone payment of up to $1.5 million and the second payment of up to $11.5 million. These payments are based on reaching certain sales of acquired products. Tarsus Medical, Inc. is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.
The following summarizes the preliminary allocation of the purchase price based on fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Cash	$85
Prepaid expenses	13
Intangible assets		Wtd. Avg. Life:
Technology	5,040	10 - 14 years
In-process research and development	340	Indefinite
Deferred tax asset - long term	1,334
Goodwill	116
Total assets acquired	6,928
Accounts payable and other liabilities	111
Deferred tax liability	2,152
Net assets acquired	$4,665

Management determined the preliminary fair value of net assets acquired during the first quarter of 2013. The Company accounts for the contingent consideration by recording its fair value as a liability on the date of the acquisition. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings. Accordingly, on January 24, 2013 the Company recorded $1.6 million representing the initial fair value estimate of the contingent consideration that will be earned through December 31, 2015. At March 31, 2013 there was no change in the fair value of the contingent consideration. The fair value of this liability is based on future sales projections of the Tarsus Medical product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the first milestone cash flow projection was discounted using a rate of 4.3% based on an estimated after tax cost of debt; the second milestone cash flow projection was discounted using a weighted average cost of capital of 16.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
The goodwill recorded in connection with this acquisition is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of Tarsus’ existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as Tarsus’ assembled workforce. The goodwill acquired will not be deductible for tax purposes.
The impact of the Tarsus acquisition is not material to the consolidated operating results of the Company; therefore, the pro-forma impact of the acquisition has not been presented.

3. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Finished goods	$107,354	$102,401
Work-in process	42,504	39,944
Raw materials	29,700	29,461
	$179,558	$171,806

The finished goods inventory includes $2.2 million of capitalized medical device excise tax at March 31, 2013.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. This assessment is performed annually during the third quarter and was performed most recently on July 31, 2012 resulting in no impairment. However, if future results do not meet or exceed the Company's forecasts, or if unfavorable changes occur in the weighted-average cost of capital, growth assumptions for future revenue, terminal value growth rate and/or forecasted cash flows utilized in the discounted cash flow analysis, the Company may record an impairment of this goodwill at a future date.
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Accumulated impairment losses
Goodwill at December 31, 2012	94,312	57,514	60,353	56,219	25,669	294,067
Tarsus Medical, Inc. acquisition	—	—	116	—	—	116
Foreign currency translation	(611)	(373)	(391)	(364)	(166)	(1,905)
Balance, March 31, 2013	$93,701	$57,141	$60,078	$55,855	$25,503	$292,278

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were as follows:

	Weighted Average Life	March 31, 2013			Weighted Average Life	December 31, 2012
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$80,387	$(39,761)	$40,626	12 years	$75,692	$(38,402)	$37,290
Customer relationships	12 years	147,290	(72,583)	74,707	12 years	147,690	(70,005)	77,685
Trademarks/brand names	31 years	33,651	(15,058)	18,593	31 years	33,807	(15,034)	18,773
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(8,189)	26,532	27 years	34,721	(7,817)	26,904
All other (1)	4 years	4,858	(1,526)	3,332	4 years	4,519	(1,388)	3,131
		$349,391	$(137,117)	$212,274		$344,913	$(132,646)	$212,267

(1)	At March 31, 2013 and December 31, 2012, all other included in-process research and development of $2.1 million and $1.7 million, respectively, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense is expected to approximate $19.4 million in 2013, $18.4 million in 2014, $16.6 million in 2015, $14.4 million in 2016 and $12.5 million in 2017. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

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
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility (the “2012 Amendment”). The 2012 Amendment modified certain financial and negative covenants. The 2012 Amendment provides that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012). In addition, when calculating consolidated EBITDA for any period, the 2012 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2013, the Company was in compliance with all such covenants.
Borrowings under the Senior Credit Facility currently bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company also pays an annual commitment fee (ranging from 0.15% to 0.30%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.
At March 31, 2013 and December 31, 2012, there was $321.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 1.7% and 1.8%, respectively. At March 31, 2013, there was approximately $278.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at March 31, 2013 was approximately $317.1 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
2016 Convertible Senior Notes
On June 15, 2011, the Company issued $230.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due in 2016 (the “2016 Notes”). The 2016 Notes mature on December 15, 2016, and bear interest at a rate of 1.625% per annum payable semi-annually in arrears on December 15 and June 15 of each year. The portion of the debt proceeds that was classified as equity at the time of the offering was $43.2 million, an equivalent of that amount is being amortized to interest expense using the effective interest method through December 2016. The effective interest rate implicit in the liability component is 5.6%.
At March 31, 2013, the carrying amount of the liability component was $199.5 million, the remaining unamortized discount was $30.5 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at March 31, 2013 was approximately $236.3 million. At December 31, 2012, the carrying amount of the liability component was $197.7 million, the remaining unamortized discount was $32.3 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2013, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
2012 Convertible Senior Notes
In June 2012, the Company repaid the 2012 Notes at maturity with long-term borrowings from its Senior Credit Facility and cash on hand.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,610	$1,739
Cash interest related to the contractual interest coupon	818	934
Total	$2,428	$2,673
2012 Notes:
Amortization of the discount on the liability component	$—	$1,789
Cash interest related to the contractual interest coupon	—	980
Total	$—	$2,769

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value and presentation in the condensed consolidated balance sheet for derivatives designated as hedging instruments as of March 31, 2013 and December 31, 2012:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2013	December 31, 2012
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,815	$1,888
Interest rate swap — Other liabilities (2)	1,829	2,238
Total Derivatives designated as hedges — Liabilities	$3,644	$4,126

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2013 and December 31, 2012, the notional amount related to the Company’s sole interest rate swap was $123.8 million and $127.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three months ended March 31, 2013 and 2012:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2013
Forward currency forward contracts	$(34)	$—	$(34)	$—	Costs of goods sold
Interest rate swap	(4,125)	(9)	(490)	(3,644)	Interest (expense)
	$(4,159)	$(9)	$(524)	$(3,644)
Three Months Ended March 31, 2012
Forward currency forward contracts	$(216)	$207	$—	$(9)	Costs of goods sold
Interest rate swap	(4,091)	(492)	(449)	(4,134)	Interest (expense)
	$(4,307)	$(285)	$(449)	$(4,143)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2013 and 2012. At March 31, 2013 there were foreign currency contracts outstanding not designated as hedges with the notional amount equivalent to $3.8 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK-BASED COMPENSATION
As of March 31, 2013, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and directors, and generally expire from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. Performance stock vesting, issued under the Plans, is subject to service and performance conditions.
Stock Options
There were no stock options granted during the three months ended March 31, 2013. As of March 31, 2013, there were approximately $1.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock awards are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. The Company granted approximately 129,000 restricted stock awards/stock units and 55,000 performance shares during the three months ended March 31, 2013. As of March 31, 2013, there were approximately $18.0 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years.
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

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013, there remained $75.0 million available for repurchases under this authorization.
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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$—	$6
Interest cost	137	160
Return on plan assets	(100)	(144)
Net period benefit cost	$37	$22

The Company made $0.2 million of contributions to its defined benefit pension plans during the three months ended March 31, 2013 and 2012, respectively.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2013	2012
Reported tax rate	29.6%	30.2%

The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 were 29.6% and 30.2%, respectively. For the three months ended March 31, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of year-to-date worldwide pretax income and a reinstatement of the Federal research and development credit. The Company recorded a benefit of $0.9 million in the current quarter due to the extension of the Federal research credit by the American Taxpayer Relief Act which was signed into law this quarter. The Company recorded a benefit of $0.4 million in the current quarter for the release of tax contingency reserves. This amount is offset by an expense of $0.4 million due to a change in the German local tax rate, which is also effective this quarter.

The Company expects its effective income tax rate for the full year to be approximately 1.0% due in part to foreign earnings taxed at lower tax rates combined with losses in the U.S., the benefit from the Federal research credit. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Basic net income per share:
Net income (loss)	$(4,050)	$6,693
Weighted average common shares outstanding	27,796	28,345
Basic net income per common share	$(0.15)	$0.24
Diluted net income per share:
Net income (loss)	$(4,050)	$6,693
Weighted average common shares outstanding — Basic	27,796	28,345
Effect of dilutive securities:
Stock options and restricted stock	—	143
Weighted average common shares for diluted earnings per share	27,796	28,488
Diluted net income per common share	$(0.15)	$0.23

At March 31, 2013 and 2012, the Company had 1.7 million of outstanding stock options. The Company also has warrants outstanding relating to its 2016 Notes at March 31, 2013 and 2012. All stock options, restricted stock and warrants are excluded in the diluted earnings per share calculation using the treasury stock method because of their anti-dilutive effect at March 31, 2013. For the three months ended March 31, 2012, 1.5 million of anti-dilutive stock options were excluded from the diluted earnings per share calculation.

12. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net (loss) income	$(4,050)	$6,693
Foreign currency translation adjustment	(6,780)	6,845
Change in unrealized gain on derivatives, net of tax	296	105
Pension liability adjustment, net of tax	—	(4)
Comprehensive (loss) income	$(10,534)	$13,639

Changes in Accumulated Other Comprehensive Income by component between December 31, 2012 and March 31, 2013 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(2,373)	$(1,154)	$(1,270)	$(4,797)
Other comprehensive income before reclassifications	(9)		(6,780)	(6,789)
Amounts reclassified from accumulated other comprehensive income	(305)		—	(305)
Net current-period other comprehensive income (loss)	296	—	(6,780)	(6,484)
Ending balance	$(2,077)	$(1,154)	$(8,050)	$(11,281)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reclassification adjustments out of Accumulated Other Comprehensive (Loss) Income during the three months ended March 31, 2013 were as follows:

Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(490)	Interest (expense)
Foreign currency forwards	(34)	Cost of goods sold
	(524)	Total before tax
	219	Tax (expense) or benefit
	$(305)	Net of tax

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company internally manages and reports the results of its businesses to its chief operating decision maker through five reportable segments. The five reportable segments are U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, U.S. Spine and Other, and International. The U.S. Neurosurgery segment sells a full line of products specifically for neurosurgery and critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment. The U.S. Instruments business sells more than 60,000 instrument patterns and surgical and lighting products to hospitals, surgery centers, and dental, podiatry, and veterinary offices. The U.S. Extremities segment includes the U.S. Extremity reconstruction business, which includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair. The U.S. Spine and Other segment includes (i) the U.S. Spine business, which focuses on spinal fusion, spinal implants, and deformity correction, together with bone graft substitutes and other related medical devices that are used to enhance the repair and regeneration of bone in various types of orthopedic surgical procedures, and (ii) the Private Label business, which sells the Company’s regenerative medicine and other products to strategic partners. The International segment sells similar products to those discussed above, but are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Central/South America, Asia-Pacific and Canada. The Corporate and other category includes (i) various legal, finance, executive, and human resource functions, (ii) brand management, (iii) share-based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and profit by reportable segment for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$38,996	$40,183
U.S. Instruments	36,948	37,994
U.S. Extremities	31,361	26,587
U.S. Spine and Other	43,548	44,810
International	45,799	46,611
Total revenues	$196,652	$196,185
Segment Profit
U.S. Neurosurgery	$17,768	$21,156
U.S. Instruments	10,084	10,067
U.S. Extremities	10,791	9,183
U.S. Spine and Other	13,213	13,533
International	12,878	17,465
Segment profit	64,734	71,404
Amortization	(3,551)	(4,720)
Corporate and other	(61,227)	(49,217)
Operating (loss) income	$(44)	$17,467
The segment profits for the U.S. Instruments and U.S. Extremities segments, and Corporate and Other for the three months ended March 31, 2012 have been revised.
Revenue by major product category consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Orthopedics	$90,260	$86,152
Neurosurgery	63,185	66,057
Instruments	43,207	43,976
Total Revenues	$196,652	$196,185

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
United States	$150,019	$148,674
Europe	23,617	23,668
Rest of World	23,016	23,843
Total Revenues	$196,652	$196,185

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. COMMITMENTS AND CONTINGENCIES
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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office is investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertain to alleged improper billing of products for extremities indications. The Company is cooperating with the United States Attorney's Office on a voluntary basis and is not a subject or target of an investigation at this time.
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

15. SUBSEQUENT EVENTS
On April 10, 2013, the Company issued a press release announcing, among other things, that on April 10, 2013 it initiated a voluntary recall of certain products manufactured in its Añasco, Puerto Rico facility between December 2010 and May 2011 and between November 2012 and March 2013. Specific lots of these products have been recalled because the Company identified that there may have been deviations from required processes in their production.

There have been no reports of patient injuries or other adverse events attributable to the products subject to the recall. The Company continues to manufacture all such products in its Añasco facility.

The Company believes that most of the recalled product lots manufactured between December 2010 and May 2011 have already been consumed, and therefore the recall of those lots will not have a material financial impact. However, the return of products manufactured between November 2012 and March 2013, substantially all of which were sold in the three months ended March 31, 2013, reduced revenues in the first quarter of 2013. In addition, the Company anticipates that it will not be able to produce all the affected products quickly enough to meet the demand from customers for at least several months.

Given the nature of the product recall, in connection with the preparation of our March 31, 2013 financial statements, the Company has reviewed account balances subject to estimation at March 31, 2013 and recorded adjustments to the financial statements to reflect changes in estimates as to the recoverability of inventory and sales returns. The Company recorded a charge of $4.2 million in connection with this recall across its U.S. Neurosurgery, U.S. Spine and Other and International segments. Of the total charge, $2.9 million was recorded as a reduction of net sales and $1.3 million was recorded as an increase in cost of sales. These estimates will be adjusted accordingly based on actual product returns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth above under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and under the heading "Risk Factors" in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We manage our business through a combination of product groups and geography, and accordingly, we report our financial results under five reportable segments - U.S. Instruments, U.S. Neurosurgery, U.S. Extremities, U.S. Spine and Other (which consists of our U.S. Spine and Private Label businesses) and International.
We present revenues in the following three product categories: Orthopedics, Neurosurgery and Instruments. Our orthopedics product group includes specialty metal implants for surgery of the extremities, shoulder and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosurgery product group includes, among other things, dural grafts that are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments product group includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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
Our objective is to become a multi-billion dollar diversified global medical technology company that (i) helps patients by limiting uncertainty for medical professionals and (ii) is a high-quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete. Our strategy includes the following key elements: geographic expansion, disciplined focus and execution, global quality assurance and acquiring or in-licensing products that fit existing sales channels, margin expansion and leveraging platform synergies.
We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (including internal growth and by acquisitions), (2) gross margins on total revenues, (3) operating margins (which we aim to expand as we leverage our existing infrastructure), (4) earnings before interest, taxes, depreciation, and amortization, and (5) earnings per diluted share of common stock.
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

ACQUISITIONS
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. for total of $4.7 million, consisting of $2.8 million in cash (less cash acquired) and contingent consideration with an estimated acquisition date fair value of approximately$1.6 million. The potential maximum undiscounted contingent consideration payment consists of first milestone payment of up to $1.5 million and the second payment of up to $11.5 million. These payments are based on reaching certain sales of acquired products. We believe that Tarsus Medical's technology will allow us to enter the syndesmosis repair market.

RESULTS OF OPERATIONS
Executive Summary
Net loss for the three months ended March 31, 2013, was $4.1 million, or $0.15 per diluted share as compared with net income of $6.7 million or $0.23 per diluted share for the three months ended March 31, 2012.
The results of operations for the three months ended March 31, 2013 were impacted by a voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility. The net income decrease for the three months ended March 31, 2013 over the same period last year directly resulted from increases in the sales returns reserve and product shortages caused by the recall that led to revenue reductions. We also incurred incremental expenses during the first quarter related to the recall, including scrap of finished good products that were not released to customers and work in process, legal and consulting costs, and expenses for remediation of our quality systems. The effects of the recall noted above were offset by a decrease in our interest expense as a result of the June 2012 repayment of our 2012 Notes and capitalization of a portion of our interest expense into the cost of our capital projects.

Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Manufacturing facility remediation costs	$2,125	$1,635
Certain expenses associated with product recalls	1,279	—
Global ERP implementation charges	6,149	3,669
Facility optimization charges	3,408	1,636
Certain employee termination charges	—	501
Discontinued product lines charges	—	835
Acquisition-related charges	388	702
Impairment charges	—	141
Convertible debt non-cash interest	1,610	3,528
Total	$14,959	$12,647

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of goods sold	$4,501	$4,544
Selling, general and administrative	8,848	4,575
Interest expense	1,610	3,528
Total	$14,959	$12,647

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
Update on Remediation Activities
Remediation activities in our regenerative medicine facility in Plainsboro, New Jersey affected revenues and gross margin in the first quarter of 2013. We received a warning letter from the FDA in December 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter did not restrict our ability to manufacture or ship products, nor did it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The second inspection closed out on July 30, 2012 and a FDA Form 483 Inspectional Observations was issued. We have been addressing the Form 483 observations, warning letter citations and communicating with the FDA on a monthly basis. Our efforts with respect to closing out the warning letter are well along, and we expect the FDA to return for another inspection at this facility later in 2013.

Since August 2011, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so, including both capital investment for new equipment, leasehold improvements and incremental spending to improve or revise quality systems. We have recorded expenses totaling approximately $15.2 million since August 2011 through the end of the quarter ended March 31, 2013, of which $6.8 million was associated with remediation activities and $8.4 million for unplanned idle time and underutilization. The capital expenditures directed to the remediation of our regenerative medicine facility over the same period were $7.5 million.
In the first quarter of 2013 and 2012, we expensed approximately $1.5 million and $1.6 million, respectively. For the full year 2013, we expect to spend approximately $2.8 million on our remediation activities and we expect to have them completed by the end of the second quarter.

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

On February 14, 2013, we received a warning letter from the FDA relating to quality systems issues at our manufacturing facility located in Añasco, Puerto Rico. The letter resulted from an inspection conducted at that facility during October and November 2012. On February 15, 2013 we stopped distribution of our collagen products manufactured in the Añasco facility in order to confirm that we had successfully validated all such products and engaged a third-party consultant having appropriate quality system regulations expertise to confirm such validations. On February 22, 2013 the third-party consultant certified the completeness of such validations and we resumed distribution of collagen products from the Añasco facility.

On April 10, 2013, we initiated a voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility between December 2010 and May 2011 and between November 2012 and March 2013. Specific lots of these products, as described below, have been recalled because we identified that there may have been deviations from required processes in their production. We identified through an internal quality assurance review that we may have deviated from a production process during the manufacture of specific lots of collagen products during the periods described in the preceding paragraph. The product lots in question passed all product finished goods testing including endotoxin testing, are sterile, and were tested and accepted for release. However, due to the process deviation, they may have been released with higher levels of endotoxins than permitted by the product specifications. Higher levels of endotoxins may result in a fever in the immediate postoperative period.

There have been no reports of patient injuries or other adverse events attributable to the products subject to the recall. We continue to manufacture all such products in our Añasco facility.

We believe that most of the recalled product lots manufactured between December 2010 and May 2011 have already been consumed, and that therefore, the recall of those lots will not have a material financial impact. However, the return of products, manufactured between November 2012 and March 2013, which were substantially sold in the first three months ended March 31, 2013, directly reduced revenues in the first quarter of 2013 by $2.9 million. In addition, we anticipate that we will not be able to produce all the affected products quickly enough to meet the demand from customers for at least several months. Such supply shortages resulted in lower revenues in the first quarter of 2013 and will result in lower revenues for the second and third quarters of 2013 than previously forecasted. We expect that the recall and expected supply shortages will have the greatest impact on the U.S. Neurosurgery, U.S. Spine and Other, and International Segments during the first and second quarters.

We met with the Office of Compliance at the Center for Devices and Radiological Health on March 26, 2013. We presented our plans for both immediate remediation and our corporate plan for the development and implementation of one Quality System. We have engaged former FDA professionals as third party consultants to work with us on our remediation plans. We also met with the Office of Compliance at the FDA San Juan, Puerto Rico office to discuss the remediation plans at the Añasco facility. We have prioritized senior level quality and regulatory staff to address the quality system improvement plans at all of our facilities.

The recall applies to limited and specific lots of DuraGen® Dural Graft Matrix, DuraGen® Plus Dural Regeneration Matrix, DuraGen® Suturable Dural Regeneration Matrix, DuraGen XS™ Dural Regeneration Matrix, Layershield® Adhesion Barrier

Matrix, NeuraWrap™ Nerve Protector, NeuraGen® Nerve Guide, BioMend® Absorbable Collagen Membrane, OraMem® Absorbable Collagen Membrane, BioMend® Extend Absorbable Collagen Membrane, CollaCote® Absorbable Collagen Wound Dressing for Dental Surgery, CollaTape® Absorbable Collagen Wound Dressing for Dental Surgery, CollaPlug® Absorbable Collagen Wound Dressing for Dental Surgery, HeliTape® Absorbable Collagen Wound Dressing for Dental Surgery, HeliPlug® Absorbable Collagen Wound Dressing for Dental Surgery, OraTape® Absorbable Collagen Wound Dressing for Dental Surgery, OraPlug® Absorbable Collagen Wound Dressing for Dental Surgery, Instat® Microfibrillar Collagen Hemostat, Helistat® Absorbable Collagen Hemostatic Sponge (ACS/Helistat), and Helitene® Absorbable Collagen Hemostatic Agent. The Absorbable Collagen Sponge (ACS) is not a final product, but a component of a product assembled by another company.

We have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the three months ended March 31, 2013, we incurred $0.6 million in remediation activities expenses consisting of consulting expenses and other work activities required to complete our remediation activities. For the full year 2013, we expect to spend approximately $4.0 million on our quality systems activities and expect to have these activities completed in the second half of 2013. We will provide periodic status reports and work cooperatively with the FDA to resolve any outstanding issues.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2013	2012
Segment Net Sales	(In thousands)
U.S. Neurosurgery	$38,996	$40,183
U.S. Instruments	36,948	37,994
U.S. Extremities	31,361	26,587
U.S. Spine and Other	43,548	44,810
International *	45,799	46,611
Total revenue	196,652	196,185
Cost of goods sold	80,268	74,675
Gross margin on total revenues	$116,384	$121,510
Gross margin as a percentage of total revenues	59.2%	61.9%

* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Revenues and Gross Margin
For the three months ended March 31, 2013, total revenues increased slightly by $0.5 million to $196.7 million from $196.2 million for the same period in 2012.
Our total revenues were negatively affected by our voluntary recall of certain products manufactured in our Anasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products. Although we continue to manufacture all the affected products in, and distribute from, our Anasco facility, the recall caused significant supply disruptions resulting in a decrease in our worldwide revenue and a larger than usual total backorder at the end of the quarter. The Company expects to resolve most of these disruptions by the end of 2013, but there can be no assurance the Company will not lose some customers or that backorder levels will return to normal by the end of the year.
U.S. Neurosurgery revenues were $39.0 million, a decrease of 3% from the prior-year period. The decrease was directly related to our collagen product shortages caused by the recall. Capital sales were up as we saw mid-single digit growth in our critical care, tissue ablation and cranial stabilization lines.

U.S. Instruments revenues were $36.9 million, a decrease of 3% from the prior-year period. In the quarter, we saw lower sales of our legacy lighting products. These declines were somewhat offset by growth in our retractor sales and sales of instruments to hospitals. We continued to experience sustained growth in sales of our LED surgical headlamp.
U.S. Extremities revenues were $31.4 million, an increase of 18% from the prior-year period. This growth resulted primarily from significant increases in sales of our dermal and wound care products. We saw strong double digit growth in both our upper and lower extremities businesses, driven by new products, including pyrocarbon implants. The favorable comparison can also be attributed to prior-year backorders in our nerve and tendon products, which did not clear until April 2012.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $43.5 million, a 3% decrease from the prior-year period. Our spine hardware product sales were down as we saw continued pricing pressure, reimbursement delays and increased time to get product approvals to sell in hospitals. We saw continued growth in our orthobiologics products, led by a strong demand for our EVO3™ products which was partially offset by lower sales of our Integra Mozaik™ products due to supply issues. Sales of our private label products were down from the prior-year period.
International segment revenues were $45.8 million, a decrease of 2% from the prior-year period. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products. Foreign currency unfavorably impacted our sales and accounted for $0.2 million. We saw growth in our spine implants and dermal and wound businesses with several new products and increasing coverage in direct and indirect channels.
Gross margin decreased 4% to $116.4 million for the three-month period ended March 31, 2013 from $121.5 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.2% for the first quarter of 2013 from 61.9% for the same period last year. The decrease in gross margin percentage resulted primarily from increases in reserves related to inventory associated with the recall and increased spending and remediation costs related to improving quality systems at our manufacturing facilities.
The Health Care and Education Reconciliation Act of 2010 imposed a manufacturer's excise tax equal to 2.3% of the manufacturer's price of applicable medical devices by a medical device manufacturer, producer or importer of such device. In January, we began paying the tax deductible manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. We elected to capitalize the excise tax in our inventory and subsequently record it in cost of goods sold as these products are sold to third-party customers.
We expect our consolidated gross margin percentage for the full year 2013 to be between 60% and 61%, down when compared to 2012. We expect to complete the remediation work at our Plainsboro, New Jersey regenerative medicine manufacturing facility in the second quarter of 2013 and accordingly, expect to return to normal levels of production at that time. That said, costs related to the expansion of our regenerative medicine activities, and continued downward pressure on our private-label and spine hardware product sales volumes and the inclusion of the medical device tax will negatively affect our consolidated gross margin.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2013	2012
Research and development	6.5%	6.1%
Selling, general and administrative	50.9%	44.6%
Intangible asset amortization	1.8%	2.4%
Total operating expenses	59.2%	53.1%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $12.4 million, or 12%, to $116.4 million in the three months ended March 31, 2013, compared to $104.0 million in the same period last year.

Research and development expenses in the first quarter of 2013 increased slightly compared to the same period last year mostly due to testing of new products. We target full-year 2013 spending on research and development to be approximately 6.5% of total revenues.

Selling, general and administrative expenses in the first quarter of 2013 increased by $12.8 million to $100.2 million compared to $87.4 million in the same period last year. Selling and marketing expenses increased by $7.1 million, primarily resulting from a higher headcount and larger proportion of sales through distributors, which generally have a higher cost than our direct sales force. Additionally, U.S. Extremities' commission costs were higher as a result of increases in revenue.  General and administrative costs were up $5.7 million, primarily because of a higher headcount, increased consulting fees incurred in connection with the development and testing of our global ERP system, and consulting costs to support various strategic projects.
Amortization expense in the first quarter of 2013 was $3.6 million compared to $4.7 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in the quarter.
In light of the Company's performance in the first quarter and its expectations for further disruptions in the supply of products subject to the recall for the remainder of 2013, the Company is taking steps to reduce expenses or defer certain expenditures until the risk of supply disruptions and the resulting backorders are diminished.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest income	$63	$378
Interest expense	(4,800)	(7,929)
Other income (expense)	(974)	(323)

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2013 decreased primarily as a result of the June 2012 repayment of our 2012 Notes, which decreased our interest expense by $2.9 million, and $0.7 million of interest expense capitalized on our qualified construction in progress balances, offset by an additional $0.4 million of higher interest because of increased borrowing on our revolving line of credit. Our reported interest expense for the three-month periods ended March 31, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $1.6 million and $3.5 million, respectively.
Other Income (Expense)
Other expense for the first quarter of 2013 was primarily attributable to a write off of $1.5 million for a capital expenditure project not placed into service offset by foreign exchange gains on intercompany balances.
Income Taxes

	Three Months Ended March 31,
	2013	2012
	(In thousands)
(Loss) income before income taxes	$(5,755)	$9,593
Income tax (benefit) expense	(1,705)	2,900
Effective tax rate	29.6%	30.2%

The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 were 29.6% and 30.2%, respectively. For the three months ended March 31, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of year-to-date worldwide pretax income and a reinstatement of the Federal research and development credit. The Company recorded a benefit of $0.9 million in the current quarter due to the extension of the Federal research credit by the American Taxpayer Relief Act which was signed into law this quarter. The Company recorded a benefit of $0.4 million in the current quarter for the release of tax contingency reserves. This amount is offset by an expense of $0.4 million due to a change in the German local tax rate, which is also effective this quarter.

The Company expects its effective income tax rate for the full year to be approximately 1.0% due in part to foreign earnings taxed at lower tax rates combined with losses in the U.S., the benefit from the Federal research credit. This estimate could be revised in the future as additional information is presented to the Company.

Income tax expense for the three months ended March 31, 2012 included a $0.6 million accrual for tax contingencies related to uncertain tax positions.

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
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
United States	$150,019	$148,674
Europe	23,617	23,668
Rest of World	23,016	23,843
Total Revenues	$196,652	$196,185
Domestic revenues increased 1% to $150.0 million, or 76% of total revenues, for the three months ended March 31, 2013 from $148.7 million, or 76% of total revenues, for the three months ended March 31, 2012. International revenues decreased to $46.6 million from $47.5 million in the prior-year period, a decrease of 2%. Foreign exchange rate fluctuations accounted for a $0.2 million decrease in revenues during the first quarter of 2013 as compared to the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $89.7 million and $96.9 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, our non-U.S. subsidiaries held approximately $77.0 million of cash and cash equivalents that are available for use by all of our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$7,846	$32,318
Net cash used in investing activities	(13,087)	(63,835)
Net cash provided by (used in) financing activities	257	(12,560)
Effect of exchange rate fluctuations on cash	(2,263)	1,911
Net increase (decrease) in cash and cash equivalents	$(7,247)	$(42,166)

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

Cash Flows Provided by Operating Activities
We generated operating cash flows of $7.8 million and $32.3 million for the three months ended March 31, 2013 and 2012, respectively.
Operating cash flow was lower than the same period in 2012 largely because of the net income decrease by $10.7 million for the three months ended March 31, 2013. Changes in working capital decreased cash flows by approximately $4.0 million. Among the changes in working capital, accounts receivable provided $2.1 million of cash, inventory used $8.9 million of cash, prepaid expenses and other current assets provided $2.9 million of cash, and accounts payable, accrued expenses and other current liabilities used $0.5 million of cash.
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
Cash Flows Used in Investing Activities
During the three months ended March 31, 2013, we paid $10.9 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation. We also paid $2.8 million ($3.0 million net of $0.1 million of cash acquired and $0.1 million holdback subject to working capital adjustment) for the acquisition of Tarsus Medical, Inc.
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
Cash Flows Provided by Financing Activities
Our financing activities in the three months ended March 31, 2013 did not consist of any material items.
Our principal uses of cash in the quarter ended March 31, 2012 for financing activities were repayments of $12.8 million under our senior credit facility.
Working Capital
At March 31, 2013 and December 31, 2012, working capital was $341.3 million and $346.1 million, respectively.

Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment") with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2013, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility. The amendment modified certain financial and negative covenants as disclosed in Note 5, the effect of which was to increase the Company’s capacity to borrow.
Borrowings under the Senior Credit Facility currently bear interest, at the Company’s option, at a rate equal to (i) the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%) or (ii) the highest of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (y) the prime lending rate of Bank of America, N.A. or (z) the one-month Eurodollar Rate plus 1.0%. The applicable rates are based on the Company’s Consolidated Total Leverage Ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40 million that is not subject to any restriction of the use or investment thereof ("net debt") to (b) consolidated EBITDA) at the time of the applicable borrowing. The Company will also pay an annual commitment fee (ranging from 0.15% to 0.30%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At March 31, 2013 and December 31, 2012, there was $321.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 1.7% and 1.8%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At March 31, 2013, there was approximately $278.1 million available for borrowing under the Senior Credit Facility. However, because of the recall and associated shortages of affected products, the Company expects that its revenues and profits in 2013 will be lower than its previous forecast.  As a result, the Company expects that its Consolidated Total Leverage Ratio, which governs both the applicable rate of interest under the Senior Credit Facility and the amount that may be outstanding at any one time, will rise significantly during the second, third, and fourth quarters of 2013 compared to earlier periods.  If the Company does not increase its profits (measured by trailing consolidated EBITDA, subject to certain adjustments), reduce its net debt, or amend its Senior Credit Facility, the Consolidated Total Leverage Ratio will effectively limit the Company's ability to use all the available capacity under the Senior Credit Facility.  In addition, if the Company failed to comply with the Consolidated Total Leverage Ratio covenant, it would not be able to make future borrowings, would have to pay a higher rate of interest associated with outstanding borrowings, and would be subject to remedies under the Senior Credit Facility.
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

In connection with the issuance of the 2016 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Notes. We received approximately $28.5 million of proceeds from the warrant transactions for 2016 Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $57.44 for the 2016 Notes, subject to anti-dilution adjustments. The initial strike price of the warrant transactions is approximately $70.05 for the 2016 Notes, in each case subject to customary anti-dilution adjustments.
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
Share Repurchase Plan
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first three months of 2013 and $75.0 million remains available under the authorization.
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
Capital Resources
We believe that our cash and available borrowings under the Senior Credit Facility are sufficient to finance our operations and capital expenditures. The Company considers all such outstanding amounts to be long-term in nature based on its current intent and ability to repay the borrowings outside of the next twelve month period.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.
Recently Issued and Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the FASB's final guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company's financial statements.

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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, Australian dollars and Japanese yen. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At March 31, 2013, the notional amount of foreign currency contracts outstanding not designated as hedges was equivalent to $3.8 million. There were no foreign currency forward contracts outstanding at March 31, 2013 that were designated as hedges.
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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2013 would increase interest income by approximately $0.9 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $123.8 million outstanding as of March 31, 2013. We recognized $0.5 million of additional interest expense related to this derivative during the three months of 2013. The fair value of our interest rate derivative instrument was a net liability of $3.6 million at March 31, 2013.
Based on our outstanding borrowings at March 31, 2013, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $2.0 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office is investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertain to alleged improper billing of products for extremities indications. The Company is cooperating with the United States Attorney's Office on a voluntary basis and is not a subject or target of an investigation at this time.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed other than the modifications to the risk factors as set forth below.
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

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, the British pound and the Japanese yen;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid and private health insurers;

•
inspections of our manufacturing facilities for compliance with Quality System Regulations (Good Manufacturing Practices) which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies, and corrective actions, procedural changes and other actions that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products; and

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
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has issued new Guidance Documents regarding the approval and review of medical devices such as the Refuse to Accept Policy for 510(k)s, Acceptance and Filing Reviews for Premarket Approval Process (PMA) as well as other guidance. We must be in substantial compliance with these FDA Guidance Documents for the FDA to review our submissions.

Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party payors require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. There is also no guarantee that the payors will agree to continue reimbursement or provide additional coverage based upon these clinical trials. These clinical trials could take years to complete and be expensive, and there is no guarantee that the FDA will approve the additional indications for use. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.
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
The FDA Safety and Innovation Act (FDASIA), which includes the Medical Device User Fee Amendments of 2012 (MDUFA III), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to tha FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This will affect the fees paid to the FDA over the 5 year period that FDASIA is in effect. As part of FDASIA, there are also new requirements regarding FDA Establishment Registration and Listing of Medical Devices. All foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. However, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with the new requirements and choose not to register with the FDA.  In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with these requirements.  If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
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
Our products that contain human derived tissue, including those containing demineralized bone matrices, are not medical devices in the EU as defined in the Medical Device Directive (93/42/EC). They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, differ from one EU member state to the next. Because of the absence of a harmonized regulatory framework, the approval process for human-derived cell or tissue based medical products may be extensive, lengthy, expensive, and unpredictable. Among others, some of our orthobiologics products are subject to EU member states' regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage, and distribution of human tissues and cells and cellular or tissue-based products. These EU member states' regulations include requirements for registration, listing, labeling, adverse-event reporting, and inspection and enforcement. Some EU member states have their own tissue banking regulations. In addition, some EU member states have instituted new requirements for additional testing of donors that may prevent our obtaining approval of certain products in those member states.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
as mentioned above, new legislation, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, implemented in 2013, which will adversely affect our earnings;

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

•
local Medicare coverage as well as commercial carrier coverage determinations will eliminate reimbursement or coverage for certain of our matrix wound dressing products as well as other collagen products in most regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement or coverage for these products in other regions and could eliminate reimbursement or coverage for other products;

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

•
proposed laws or regulations will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing), will award physician efficiency (known as physician profiling), and will encourage partnerships with healthcare service and goods providers to reduce prices;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended March 31, 2013 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.1
Letter Agreement dated February 19, 2013 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2013)

10.2	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)

*10.3	Performance Incentive Compensation Plan effective January 1, 2013

*10.4	Amendment to Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013

10.5
Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.8(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.6
Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.9(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.8
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.9
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

*10.10	Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 2, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 2, 2013	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	May 2, 2013	/s/ John B. Henneman, III
John B. Henneman, III
Corporate Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1
Letter Agreement dated February 19, 2013 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2013)

10.2	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)

*10.3	Performance Incentive Compensation Plan effective January 1, 2013

*10.4	Amendment to Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013

10.5
Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.8(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.6
Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.9(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.8
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.9
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

*10.10	Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 2, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.