Form 10-Q
period 2013-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2013-08-01
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2013 was 37,000,208.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	42

Exhibit 4.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue, net	$205,547	$210,170	$402,199	$406,355
Costs and Expenses:
Cost of goods sold	83,068	78,274	163,336	152,949
Research and development	11,809	13,131	24,525	25,043
Selling, general and administrative	99,619	96,097	199,780	183,508
Intangible asset amortization	3,073	4,647	6,624	9,367
Total costs and expenses	197,569	192,149	394,265	370,867
Operating income	7,978	18,021	7,934	35,488
Interest income	289	415	352	793
Interest expense	(4,965)	(7,103)	(9,765)	(15,032)
Other income (expense), net	(307)	236	(1,281)	(87)
Income (loss) before income taxes	2,995	11,569	(2,760)	21,162
Income tax (benefit) expense	(445)	3,055	(2,150)	5,955
Net income (loss)	$3,440	$8,514	$(610)	$15,207
Basic net income per common share	$0.12	$0.30	$(0.02)	$0.54
Diluted net income per common share	$0.12	$0.30	$(0.02)	$0.53
Weighted average common shares outstanding (See Note 11):
Basic	27,873	28,419	27,834	28,382
Diluted	28,118	28,609	27,834	28,549
Comprehensive income (loss) (See Note 12)	$5,317	$(2,730)	$(5,217)	$10,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$98,636	$96,938
Trade accounts receivable, net of allowances of $9,637 and $7,221	114,749	114,916
Inventories, net	195,457	171,806
Deferred tax assets	38,120	39,100
Prepaid expenses and other current assets	30,774	30,291
Total current assets	477,736	453,051
Property, plant and equipment, net	184,537	177,898
Intangible assets, net	206,884	212,267
Goodwill	292,881	294,067
Deferred tax assets	14,988	15,957
Other assets	10,475	10,359
Total assets	$1,187,501	$1,163,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$44,767	$36,742
Deferred revenue	3,748	3,505
Accrued compensation	27,822	34,914
Accrued expenses and other current liabilities	33,002	31,768
Total current liabilities	109,339	106,929
Long-term borrowings under senior credit facility	341,875	321,875
Long-term convertible securities	201,375	197,672
Deferred tax liabilities	5,396	5,393
Other liabilities	12,927	13,955
Total liabilities	$670,912	$645,824
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding
Common stock; $0.01 par value; 60,000 authorized shares; 36,969 and 36,852 issued at June 30, 2013 and December 31, 2012, respectively	370	369
Additional paid-in capital	591,331	587,301
Treasury stock, at cost; 8,903 shares at June 30, 2013 and December 31, 2012	(367,121)	(367,121)
Accumulated other comprehensive (loss)	(9,404)	(4,797)
Retained earnings	301,413	302,023
Total stockholders’ equity	$516,589	$517,775
Total liabilities and stockholders’ equity	$1,187,501	$1,163,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(610)	$15,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,025	25,808
Deferred income tax (benefit) provision	(400)	(2,554)
Amortization of debt issuance costs	1,094	1,480
Non-cash interest expense	3,232	6,496
Payment of accreted interest	—	(30,617)
Loss on disposal of property and equipment	1,831	431
Share-based compensation	4,764	4,355
Excess tax benefits from stock-based compensation arrangements	(102)	(418)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(745)	2,252
Inventories	(23,966)	(2,155)
Prepaid expenses and other current assets	(624)	7,664
Other non-current assets	(368)	(876)
Accounts payable, accrued expenses and other current liabilities	2,893	7,378
Deferred revenue	278	(289)
Other non-current liabilities	(538)	432
Net cash provided by operating activities	$10,764	$34,594
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,475)	(24,642)
Sales of property and equipment	530	—
Cash used in business acquisition, net of cash acquired	(2,830)	(2,867)
Purchases of short-term investments	—	(67,907)
Maturities of short-term investments	—	26,058
Net cash used in investing activities	$(26,775)	$(69,358)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	20,000	155,000
Repayments under senior credit facility	—	(12,812)
Payment of liability component of convertible notes	—	(134,383)
Payment of debt issuance costs	(1,013)	—
Proceeds from exercised stock options	234	250
Excess tax benefits from stock-based compensation arrangements	102	418
Net cash provided by (used in) financing activities	$19,323	$8,473
Effect of exchange rate changes on cash and cash equivalents	(1,614)	953
Net change in cash and cash equivalents	1,698	(25,338)
Cash and cash equivalents at beginning of period	96,938	100,808
Cash and cash equivalents at end of period	$98,636	$75,470
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
In the opinion of management, the June 30, 2013 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on the Company's financial statements.

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

Management determined the preliminary fair value of net assets acquired during the first quarter of 2013 and finalized the working capital adjustment in the second quarter of 2013. The Company accounts for the contingent consideration by recording its fair value as a liability on the date of the acquisition. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings. Accordingly, on January 24, 2013 the Company recorded $1.6 million representing the initial fair value estimate of the contingent consideration that will be earned through December 31, 2015. At June 30, 2013 there was no change in the fair value of the contingent consideration. The fair value of this liability is based on future sales projections of the Tarsus Medical product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the first milestone cash flow projection was discounted using a rate of 4.3% based on an estimated after tax cost of debt; the second milestone cash flow projection was discounted using a weighted average cost of capital of 16.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
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

3. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Finished goods	$118,464	$102,401
Work-in process	44,771	39,944
Raw materials	32,222	29,461
	$195,457	$171,806

The finished goods inventory includes $4.6 million of capitalized medical device excise tax at June 30, 2013.

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

The Company has experienced a decline in sales relative to the previous forecasts, partially with respect to its U.S. Spine and Private Label reporting units which has recorded goodwill of $46.8 million and $8.9 million, respectively. This decline is in part attributable to the recall, as well as lower sales to customers. The Company currently believes this impact is temporary. However, in the event that sales and operating results of the U.S. Spine and Private Label reporting units in the second half of the year continue to deteriorate, or in the event that management revises its forecasts, an impairment of goodwill may be recognized.
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Accumulated impairment losses
Goodwill at December 31, 2012	94,312	57,514	60,353	56,219	25,669	294,067
Tarsus Medical, Inc. acquisition			116			116
Foreign currency translation	(417)	(255)	(267)	(249)	(114)	(1,302)
Balance at June 30, 2013	$93,895	$57,259	$60,202	$55,970	$25,555	$292,881

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were as follows:

	Weighted Average Life	June 30, 2013			Weighted Average Life	December 31, 2012
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$80,456	$(41,496)	$38,960	12 years	$75,692	$(38,402)	$37,290
Customer relationships	12 years	146,333	(74,633)	71,700	12 years	147,690	(70,005)	77,685
Trademarks/brand names	31 years	33,578	(15,164)	18,414	31 years	33,807	(15,034)	18,773
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(8,561)	26,160	27 years	34,721	(7,817)	26,904
All other (1)	4 years	4,830	(1,664)	3,166	4 years	4,519	(1,388)	3,131
		$348,402	$(141,518)	$206,884		$344,913	$(132,646)	$212,267

(1)	At June 30, 2013 and December 31, 2012, all other included in-process research and development of $2.1 million and $1.7 million, respectively, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense is expected to approximate $19.4 million in 2013, $18.4 million in 2014, $16.6 million in 2015, $14.3 million in 2016 and $12.5 million in 2017. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Company amended the Senior Credit Facility on June 8, 2011, and further amended it on May 11, 2012 and June 21, 2013.
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
On June 21, 2013, the Company entered into a second amendment to the Senior Credit Facility (the “2013 Amendment”). The 2013 Amendment modified certain financial and negative covenants and increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter. In addition, when calculating consolidated EBITDA for any period, the 2013 Amendment permits the addition

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The effect of the 2013 Amendment is to increase the ability of the Company to borrow under the Senior Credit Facility during the affected periods. The Company capitalized $1.0 million of incremental financing costs in connection with the 2013 Amendment, which will be amortized through the maturity date of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2013, the Company was in compliance with all such covenants.
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
At June 30, 2013 and December 31, 2012, there was $341.9 million and $321.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.8%, respectively. At June 30, 2013, there was approximately $258.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at June 30, 2013 was approximately $335.9 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At June 30, 2013, the carrying amount of the liability component was $201.4 million, the remaining unamortized discount was $28.6 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at June 30, 2013 was approximately $230.1 million. At December 31, 2012, the carrying amount of the liability component was $197.7 million, the remaining unamortized discount was $32.3 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of June 30, 2013, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,622	$1,763	$3,232	$3,502
Cash interest related to the contractual interest coupon	813	934	1,631	1,869
Total	$2,435	$2,697	$4,863	$5,371
2012 Notes:
Amortization of the discount on the liability component	$—	$1,206	$—	$2,995
Cash interest related to the contractual interest coupon	—	653	—	1,633
Total	$—	$1,859	$—	$4,628

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
The Company expects that approximately $1.7 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments as of June 30, 2013 and December 31, 2012:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (1):	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In thousands)
Derivatives designated as hedges — Assets:
Foreign currency forward contracts — Other current assets	$(27)	—	$1,392
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	1,748	1,888
Interest rate swap — Other liabilities (2)	1,282	2,238
Total Derivatives designated as hedges — Liabilities	$3,030	$4,126

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At June 30, 2013 and December 31, 2012, the notional amount related to the Company’s sole interest rate swap was $120.0 million and $127.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three and six months ended June 30, 2013 and 2012:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2013
Forward currency forward contracts	$—	$162	$—	$162	Costs of goods sold
Interest rate swap	(3,644)	108	(506)	(3,030)	Interest (expense)
	$(3,644)	$270	$(506)	$(2,868)
Three Months Ended June 30, 2012
Forward currency forward contracts	$(9)	$(338)	$(171)	$(176)	Costs of goods sold
Interest rate swap	(4,092)	(759)	(477)	(4,374)	Interest (expense)
	$(4,101)	$(1,097)	$(648)	$(4,550)

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2013
Forward currency forward contracts	$(34)	$162	$(34)	$162	Cost of goods sold
Interest rate swap	(4,125)	99	(996)	(3,030)	Interest (expense)
	$(4,159)	$261	$(1,030)	$(2,868)
Six Months Ended June 30, 2012
Forward currency forward contracts	$(216)	$(131)	$(171)	$(176)	Cost of goods sold
Interest rate swap	(4,092)	(1,208)	(926)	(4,374)	Interest (expense)
	$(4,308)	$(1,339)	$(1,097)	$(4,550)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and six months ended June 30, 2013 and 2012.

7. STOCK-BASED COMPENSATION
As of June 30, 2013, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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
Stock Options
There were 32,468 stock options granted during the six months ended June 30, 2013. As of June 30, 2013, there were approximately $1.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock awards are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. The Company granted approximately 174,000 restricted stock awards/stock units and 55,000 performance shares during the six months ended June 30, 2013. As of June 30, 2013, there were approximately $16.2 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years.
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

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the three and six month periods ended June 30, 2013 and 2012.
As of June 30, 2013, there remained $75.0 million available for repurchases under this authorization.

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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$—	$6	$—	$12
Interest cost	136	161	273	321
Return on plan assets	(100)	(145)	(200)	(289)
Net period benefit cost	$36	$22	$73	$44

The Company made $0.4 million of contributions to its defined benefit pension plans during the six months ended June 30, 2013 and 2012.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,
	2013	2012
Reported tax rate	(14.9)%	26.4%
	Six Months Ended June 30,
	2013	2012
Reported tax rate	77.9%	28.1%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective income tax rates for the three months ended June 30, 2013 and 2012 were (14.9)% and 26.4%, respectively. For the three months ended June 30, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of year-to-date worldwide pretax income and the establishment of the Irish research and development credit. During the quarter, the Company was granted an Irish research and development credit for 2011 and 2012, which resulted in a benefit of $0.5 million. The Company also recorded a benefit of $0.8 million for the release of uncertain tax positions due to the expiration of the statute of limitation in certain state jurisdictions, which is offset by an expense of $0.3 million due to additional non-U.S. tax contingency reserves.

The Company's effective income tax rates for the six months ended June 30, 2013 and 2012 were 77.9% and 28.1%, respectively. For the six months ended June 30, 2013, the increase in the income tax rate compared to the same period in 2012 primarily resulted from a change in the jurisdictional mix of year-to-date worldwide pretax income, a reinstatement of the Federal research and development credit of, which resulted in a benefit $0.9 million and the establishment of the Irish research and development credit.

The Company expects its effective income tax rate for the full year to be approximately 4.5% resulting in part from foreign earnings taxed at lower tax rates, the expected release of tax contingency reserves, and the benefit from the Federal research credit. This estimate could be revised in the future as additional information is presented to the Company.

11. NET INCOME PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic net income per share:
Net income (loss)	$3,440	$8,514	$(610)	$15,207
Weighted average common shares outstanding	27,873	28,419	27,834	28,382
Basic net income per common share	$0.12	$0.30	$(0.02)	$0.54
Diluted net income per share:
Net income (loss)	$3,440	$8,514	$(610)	$15,207
Weighted average common shares outstanding — Basic	27,873	28,419	27,834	28,382
Effect of dilutive securities:
Stock options and restricted stock	245	190	—	167
Weighted average common shares for diluted earnings per share	28,118	28,609	27,834	28,549
Diluted net income per common share	$0.12	$0.30	$(0.02)	$0.53

At June 30, 2013 and 2012, the Company had 1.7 million of outstanding stock options. The Company also has warrants outstanding relating to its 2016 Notes at June 30, 2013 and 2012. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended June 30, 2013 and 2012, 1.0 million and 1.2 million of anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation. As the strike price of the warrants exceeded the Company’s average stock price for the period, the warrants are anti-dilutive and the entire number of warrants was also excluded from the diluted earnings per share calculation. For the six months ended June 30, 2013, all stock options, restricted stock and warrants are excluded in the diluted earnings per share calculation using the treasury stock method because of their anti-dilutive effect.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$3,440	$8,514	$(610)	$15,207
Foreign currency translation adjustment	1,357	(11,005)	(5,423)	(4,158)
Change in unrealized gain on derivatives, net of tax	451	(241)	747	(136)
Pension liability adjustment, net of tax	69	2	69	(2)
Comprehensive (loss) income	$5,317	$(2,730)	$(5,217)	$10,911

Changes in Accumulated Other Comprehensive Income by component between December 31, 2012 and June 30, 2013 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(2,373)	$(1,154)	$(1,270)	$(4,797)
Other comprehensive income before reclassifications	160	69	(5,423)	(5,194)
Amounts reclassified from accumulated other comprehensive income	(587)	—	—	(587)
Net current-period other comprehensive income (loss)	747	69	(5,423)	(4,607)
Ending balance	$(1,626)	$(1,085)	$(6,693)	$(9,404)

The reclassification adjustments out of Accumulated Other Comprehensive (Loss) Income during the three and six months ended June 30, 2013 were as follows:

Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(506)	Interest (expense)
Foreign currency forwards	—	Cost of goods sold
	(506)	Total before tax
	218	Tax (expense) or benefit
	$(288)	Net of tax

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(996)	Interest (expense)
Foreign currency forwards	(34)	Cost of goods sold
	(1,030)	Total before tax
	443	Tax (expense) or benefit
	$(587)	Net of tax

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and profit by reportable segment for the three and six months ended June 30, 2013 and 2012 and three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$38,996	$40,183	$41,767	$42,324	$80,763	$82,507
U.S. Instruments	36,948	37,994	39,991	41,269	76,939	79,263
U.S. Extremities	31,361	26,587	33,538	32,048	64,899	58,635
U.S. Spine and Other	43,548	44,810	42,962	48,823	86,510	93,633
International	45,799	46,611	47,289	45,706	93,088	92,317
Total revenues	$196,652	$196,185	$205,547	$210,170	$402,199	$406,355
Segment Profit
U.S. Neurosurgery	$16,904	$21,156	$19,786	$21,890	$36,690	$43,046
U.S. Instruments	9,312	10,067	11,206	11,982	20,518	22,049
U.S. Extremities	10,734	9,183	13,225	13,305	23,959	22,488
U.S. Spine and Other	13,183	13,533	12,284	13,862	25,467	27,395
International	12,654	17,465	14,350	13,441	27,004	30,906
Segment profit	62,787	71,404	70,851	74,480	133,638	145,884
Amortization	(3,551)	(4,720)	(3,073)	(4,647)	(6,624)	(9,367)
Corporate and other	(59,280)	(49,217)	(59,800)	(51,812)	(119,080)	(101,029)
Operating (loss) income	$(44)	$17,467	$7,978	$18,021	$7,934	$35,488
The segment profits for the U.S. Instruments and U.S. Extremities segments, and Corporate and Other for the three and six months ended June 30, 2012 have been revised. The segment profits for the U.S. Instruments and U.S. Extremities segments for the three months ended March 31, 2013 and 2012 have been also revised.
Revenue by major product category consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Orthopedics	$91,434	$95,695	$181,694	$181,847
Neurosurgery	68,459	67,775	131,644	133,832
Instruments	45,654	46,700	88,861	90,676
Total Revenues	$205,547	$210,170	$402,199	$406,355

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
United States	$157,166	$163,483	$307,185	$312,157
Europe	23,776	22,884	47,393	46,552
Rest of World	24,605	23,803	47,621	47,646
Total Revenues	$205,547	$210,170	$402,199	$406,355

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

15. SUBSEQUENT EVENTS
On July 1, 2013, the Company entered into a Lease Agreement with 109 Morgan Lane, LLC (the "Landlord") (the "Lease"). The Lease terminates and replaces the prior lease between the Company and the Landlord dated May 15, 2008, as amended. The Company is leasing approximately 58,011 square feet located at 109 Morgan Lane, Plainsboro, New Jersey (the "Premises") for general office, labs (research & development and/or product development), manufacturing and warehouse purposes. The term of the Lease is 20 years from July 1, 2013 to June 30, 2033 with a 5 year renewal option. The rent for the Premises is $585.9 thousand per year, with monthly rent payments of $48.8 thousand. Additional payments are also required to be made by the Company to the Landlord consisting of $290.1 thousand per year, with monthly payments of $24.2 thousand for taxes and operating expenses as well as other charges. In addition, pursuant to the Lease, the Landlord agreed to pay the Company (i) $40.0 thousand of the total cost to replace the existing roof on the building and (ii) $100.0 thousand of the total cost to replace all of the existing windows in the building.

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
We aim to achieve growth in our revenues while maintaining strong financial results. While we pay attention to any meaningful trend in our financial results, we pay particular attention to measurements that are indicative of long-term profitable growth. These measurements include (1) revenue growth (including internal growth and by acquisitions), (2) gross margins on total revenues, (3) operating margins (which we aim to expand as we leverage our existing infrastructure and improve our quality systems), (4) earnings before interest, taxes, depreciation, and amortization, and (5) earnings per diluted share of common stock.
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

ACQUISITIONS
We did not complete any acquisitions during the second quarter of 2013.
RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2013, was $3.4 million, or $0.12 per diluted share as compared with net income of $8.5 million or $0.30 per diluted share for the three months ended June 30, 2012.
Net loss for the six months ended June 30, 2013 was $0.6 million, or $0.02 per diluted share as compared with net income of $15.2 million or $0.53 per diluted share for the six months ended June 30, 2012.
The results of operations for the three and six months ended June 30, 2013 were adversely affected by a voluntary recall of certain collagen-based products manufactured in our Añasco, Puerto Rico facility. Increases in the sales returns reserve and product shortages caused by the recall led to revenue and margin reductions. We also incurred incremental expenses related to the recall, including scrap of finished good products that were not released to customers and work in process, legal and consulting costs, and expenses for remediation of our quality systems. Additionally, our expenses were impacted by higher selling, general and administration headcount, increased consulting fees and expenses incurred in connection with the implementation of our global ERP system.
The effects of the recall noted above were offset by a decrease in our interest expense as a result of the June 2012 repayment of our 2012 Notes and capitalization of a portion of our interest expense into the cost of our capital projects.
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Global ERP implementation charges	$7,616	$3,607	$13,765	$7,276
Facility optimization charges	2,262	2,984	5,670	4,620
Manufacturing facility remediation costs	2,963	1,770	5,088	3,405
Certain expenses associated with product recalls	165	—	1,444	—
Certain employee termination charges	—	—	—	501
Discontinued product lines charges	—	—	—	835
Acquisition-related charges	286	1,019	674	1,721
Impairment charges	—	—	—	141
Convertible debt non-cash interest	1,622	2,969	3,232	6,497
Total	$14,914	$12,349	$29,873	$24,996

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of goods sold	$4,371	$3,685	$8,872	$8,229
Selling, general and administrative	8,921	5,695	17,769	10,270
Interest expense	1,622	2,969	3,232	6,497
Total	$14,914	$12,349	$29,873	$24,996

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-

cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011.
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
Update on Remediation Activities
Remediation activities in our regenerative medicine facility in Plainsboro, New Jersey affected revenues and gross margin in the first and second quarters of 2013. We received a warning letter from the FDA in December 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter did not restrict our ability to manufacture or ship products, nor did it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The second inspection closed out on July 30, 2012 and a FDA Form 483 Inspectional Observations was issued. We have been addressing the Form 483 observations, warning letter citations and communicating with the FDA on a monthly basis. Our efforts with respect to closing out the warning letter are well along. On July 16, 2013, the FDA began an inspection of the Plainsboro facility. At this point, the inspection remains in progress.

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

On April 10, 2013, we initiated a voluntary recall of certain products manufactured in our Añasco facility between December 2010 and May 2011 and between November 2012 and March 2013. Specific lots of these products, as described below, have been recalled because we identified that there may have been deviations from required processes in their production. We identified through an internal quality assurance review that we may have deviated from a production process during the manufacture of specific lots of collagen products during the periods described. The product lots in question passed all product finished goods testing including endotoxin testing, are sterile, and were tested and accepted for release. However, due to the process deviation, they may have been released with higher levels of endotoxins than permitted by the product specifications. Higher levels of endotoxins may result in a fever in the immediate postoperative period. There have been no reports of patient injuries or other adverse events attributable to the products subject to the recall. We continue to manufacture all such products in our Añasco facility.

We believe that most of the recalled product lots manufactured between December 2010 and May 2011 have already been consumed, and that therefore, the recall of those lots will not have a material financial impact. However, the return of products, manufactured between November 2012 and March 2013, which were substantially sold in the first three months ended March 31, 2013, directly reduced revenues in the six months ended June 30, 2013 by $3.1 million. As we anticipated, we were not able to produce all the affected products quickly enough to meet the demand from customers in the three months ended June 30, 2013. Such supply shortages resulted in lower revenues in the first six months of 2013 and will result in lower revenues for the third quarter of 2013 than previously forecasted. As expected, the recall and supply shortages had a significant impact on the U.S. Neurosurgery, U.S. Spine and Other, and International segments during the first six months of 2013.

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

We met with the Office of Compliance at the Center for Devices and Radiological Health on March 26, 2013. We presented our plans for both immediate remediation and our corporate plan for the development and implementation of a single Quality System for the entire Company. We have engaged former FDA professionals as third party consultants to work with us on our remediation plans. We also met with the Office of Compliance at the FDA San Juan, Puerto Rico office to discuss the remediation plans at the Añasco facility. We have prioritized senior level quality and regulatory staff to address the quality system improvement plans at all of our facilities.

We have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the three and six months ended June 30, 2013, we incurred $3.0 million and $5.1 million in remediation activities expenses, respectively, consisting of consulting expenses and other work activities required to complete our remediation activities. For the full year 2013, we expect to spend approximately $7.0 million on our quality systems and expect to have these activities completed in the second half of 2013. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Net Sales	(In thousands)		(In thousands)
U.S. Neurosurgery	$41,767	$42,324	$80,763	$82,507
U.S. Instruments	39,991	41,269	76,939	79,263
U.S. Extremities	33,538	32,048	64,899	58,635
U.S. Spine and Other	42,962	48,823	86,510	93,633
International *	47,289	45,706	93,088	92,317
Total revenue	205,547	210,170	402,199	406,355
Cost of goods sold	83,068	78,274	163,336	152,949
Gross margin on total revenues	$122,479	$131,896	$238,863	$253,406
Gross margin as a percentage of total revenues	59.6%	62.8%	59.4%	62.4%
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
Revenues and Gross Margin
For the three months ended June 30, 2013, total revenues decreased by $4.7 million to $205.5 million from $210.2 million for the same period in 2012.

Our total revenues were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products. Although we continue to manufacture all the affected products in, and distribute from, our Añasco facility, the recall caused significant supply disruptions resulting in a decrease in our worldwide revenue and a larger than usual total backorder at the end of the current quarter. The Company expects to resolve most of these disruptions by the end of 2013, but there can be no assurance the Company will not lose some customers or that backorder levels will return to normal by the end of the year.
U.S. Neurosurgery revenues were $41.8 million, a decrease of 1% from the prior-year period. The decrease continues to be directly related to our collagen product shortages caused by the recall. Tissue ablation sales also decreased on a strong comparison from the prior year period, but strong growth in neuro critical care, cranial stabilization and sterotaxy partly offset these decreases. Overall sales of neuro capital products were relatively flat.
U.S. Instruments revenues were $40.0 million, a decrease of 3% from the prior-year period. In the quarter, we saw mid-single digit growth in our acute care sales channel as a result of several large orders for hospital starts. We continued to experience sustained growth in sales of our LED surgical headlamp, which was offset by lower sales of our legacy xenon lighting products. In addition, we experienced softness in our alternate site sales resulting from pricing pressures and discontinuation of some of our lower margin products.
U.S. Extremities revenues were $33.5 million, an increase of 5% from the prior-year period. This increase resulted primarily from mid-single digit growth in sales of our regenerative products compared to the prior year period when sales of such products were unusually high following the elimination of a significant backorder. We also saw low single digit growth in both our upper and lower extremities businesses, driven by new product introductions, including pyrocarbon implants.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $43.0 million, a 12% decrease from the prior-year period. In addition to general market softness and pricing pressure, our spine hardware product sales declined more than the market because of poor execution in the business and some distributor turnover.  We have identified the issues impacting our performance and have plans in place to return to market performance by the end of the year.  Orthobiologics sales were flat because of backorders in collagen ceramic bone void fillers. Sales growth in the rest of the portfolio offset much of this decrease, and demand for the overall orthobiologics line remains strong. Sales of our private label products were down significantly from the prior-year period due to the recall-related supply shortage and declining sales of absorbable collagen sponges to our important customers.
International segment revenues were $47.3 million, an increase of 4% from the prior-year period. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products. We saw double digit growth in our spine implants and mid-single digit growth in neurosurgery products. Foreign currency had a negligible impact on our sales in the current quarter.
Gross margin decreased 7% to $122.5 million for the three-month period ended June 30, 2013 from $131.9 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.6% for the second quarter of 2013 from 62.8% for the same period last year. The decrease in gross margin percentage resulted primarily from product mix, increased validation and remediation costs related to improving quality systems at our manufacturing facilities and the impact of the 2.3% manufacturer's excise tax that we capitalize in our inventory and subsequently record in cost of goods sold as these products are sold to third-party customers.
We expect our consolidated gross margin percentage for the full year 2013 to be between 60% and 61%, down compared to 2012. Costs related to the expansion of our regenerative medicine activities, continued downward pressure on our private-label and spine hardware product sales volumes, and the inclusion of the medical device tax will negatively affect our consolidated gross margin.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2013	2012
Research and development	5.7%	6.2%
Selling, general and administrative	48.5%	45.7%
Intangible asset amortization	1.5%	2.2%
Total operating expenses	55.7%	54.1%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $0.6 million, or 1%, to $114.5 million in the three months ended June 30, 2013, compared to $113.9 million in the same period last year.

Research and development expenses in the second quarter of 2013 decreased $1.3 million compared to the same period last year due to lower product development spending. We target full-year 2013 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the second quarter of 2013 increased by $3.5 million to $99.6 million compared to $96.1 million in the same period last year. Selling and marketing expenses increased by $1.3 million, primarily resulting from a higher headcount of our sales force in Europe and marketing and logistic groups in the United States. General and administrative costs were up $2.2 million, primarily because of higher expenses incurred in connection with the implementation of our global ERP system and consulting costs to support various strategic projects.  Our prior year general and administrative expenses included $1.1 million of expenses to terminate an exclusive product distribution agreement with a former distributor in China.

Amortization expense in the second quarter of 2013 was $3.1 million compared to $4.6 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in 2013.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Interest income	$289	$415
Interest expense	(4,965)	(7,103)
Other income (expense)	(307)	236

Interest Income and Interest Expense
Interest income decreased in the three months ended June 30, 2013, because the Company no longer holds any short-term investments in time deposit accounts held outside the United States as it did in the prior-year period.
Interest expense in the three months ended June 30, 2013 decreased by $2.1 million primarily as a result of the June 2012 repayment of our 2012 Senior Convertible Notes, which decreased our interest expense by $1.9 million. In addition, we also capitalized $0.7 million of interest expense on our qualified construction in progress balances. This amount was offset by an additional $0.5 million of higher interest because of increased borrowing on our revolving line of credit. Our reported interest expense for the three-month periods ended June 30, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $1.6 million and $3.0 million, respectively.
Other Income (Expense)
Other expense for the second quarter of 2013 was primarily attributable to foreign exchange losses on intercompany balances.
Income Taxes

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Income before income taxes	$2,995	$11,569
Income tax (benefit) expense	(445)	3,055
Effective tax rate	(14.9)%	26.4%

Our effective income tax rates for the three months ended June 30, 2013 and 2012 were (14.9)% and 26.4%, respectively. For the three months ended June 30, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of worldwide pretax income and the establishment of the Irish research and development credit. During the quarter, we were granted an Irish research and development credit for 2011 and 2012 that resulted in a benefit of $0.5 million. Also, in the current quarter, we recorded a benefit of $0.8 million for the release of uncertain tax positions due to the expiration of the statute of limitations in certain state jurisdictions, which is offset by an expense of $0.3 million for the establishment of additional non-U.S. tax contingency reserves.

We expect our effective income tax rate for the full year to be approximately 4.5% due, in part, to foreign earnings taxed at lower tax rates, the release of a tax contingency reserve, and the benefit from the Federal research credit. This estimate could be revised in the future as additional information is presented to us.

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
Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Revenues and Gross Margin
For the six-month period ended June 30, 2013, total revenues decreased by $4.2 million or 1%, to $402.2 million from $406.4 million during the prior-year period.

Our total revenues for the six-month period ended June 30, 2013, were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
U.S. Neurosurgery revenues were $80.8 million, a decrease of 2% from the prior year. The decrease was directly related to our collagen product shortages caused by the recall. Capital sales were up mid to high single digits as we saw growth in our critical care, cranial stabilization and stereotaxy lines.  This growth was partly offset by a decrease in tissue ablation sales on a strong comparison from the prior period. Our disposable product sales grew to mid-single digits.
U.S. Instruments revenues were $76.9 million, a decrease of 3% from the prior year. We saw lower sales of our legacy lighting products due to some product discontinuation and conversion of the legacy xenon lighting products to LED lighting. We saw growth in our acute care sales channel as a result of several large orders for hospital starts. These increases were offset by softness in our alternate sites sales due to pricing pressures and product discontinuation of some of our lower margin products.
U.S. Extremities revenues were $64.9 million, an increase of 11% from the prior year. This low-double digit growth resulted primarily from significant increases in sales of our dermal and wound care products. We also saw low-double digit growth in both our upper and lower extremities businesses, driven by new product introductions, including pyrocarbon implants.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $86.5 million, a decrease of 8% from the prior year. In addition to general market softness and pricing pressure, our spine hardware product sales declined more than the market because of poor execution in the business and some distributor turnover. We have identified the issues impacting our performance and have plans in place to return to market performance by the end of the year.  Orthobiologics sales were flat because of backorders in collagen ceramic bone void fillers.  We expect supply to return to normal levels by the end of the third quarter.  Sales growth in the rest of the portfolio offset much of this decrease, and demand for the overall orthobiologics line remains strong. Sales of our private label products were down significantly from the prior-year period due to the recall-related supply shortage.
International segment revenues were $93.1 million, an increase of 1% from prior year. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products. We saw growth in our spine implants and dermal and wound businesses with several new product introductions and increasing product coverage in direct and indirect channels. We experienced growth in Asia-Pacific and Latin America markets for our duraplasty products not affected by the recall. Foreign currency unfavorably impacted our sales by $0.4 million.

Gross margin decreased 6% to $238.9 million for the six-month period ended June 30, 2013 from $253.4 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.4% for the first six months of 2013 from 62.4% for the same period last year. The decrease in gross margin percentage resulted primarily from increases in reserves related to inventory associated with the recall and increased spending and remediation costs related to improving quality systems and validation processes at our manufacturing facilities. Finally, in January, we began paying the manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. We elected to capitalize the excise tax in inventory and subsequently record in cost of goods sold as these products are sold to third-party customers, which had the impact of decreasing our gross margin by 0.5%.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2013	2012
Research and development	6.1%	6.2%
Selling, general and administrative	49.7%	45.2%
Intangible asset amortization	1.6%	2.3%
Total operating expenses	57.4%	53.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses and amortization expense, increased $13.0 million, or 6%, to $230.9 million in the six months of 2013, compared to $217.9 million in the same period last year.
Research and development expenses in the six months of 2013 decreased slightly compared to the same period last year due to lower spending on product development.
Selling, general and administrative expenses in the six months of 2013 increased by $16.3 million to $199.8 million compared to $183.5 million in the same period last year. Selling and marketing expenses increased by $8.4 million primarily resulting from higher headcount. Additionally, U.S. Extremities' commission costs were higher as a result of increases in revenue.  General and administrative costs were up $7.9 million primarily because of higher headcount, increased expenses incurred in connection with the implementation of our global ERP system, and consulting costs to support various strategic projects.
Amortization expense in the first six months of 2013 decreased by $2.8 million to $6.6 million, compared to $9.4 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in the first half of 2013.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Interest income	$352	$793
Interest expense	(9,765)	(15,032)
Other income (expense)	(1,281)	(87)

Interest Income and Interest Expense
Interest income decreased in the six-month period ended June 30, 2013, because the Company no longer holds any short-term investments in time deposit accounts held outside the United States as it did in the prior year period.
Interest expense in the six-month period ended June 30, 2013 decreased by $5.3 million primarily as a result of the June 2012 repayment of our 2012 Senior Convertible Notes, which decreased our interest expense by $4.9 million. In addition, we capitalized $1.4 million of interest expense on our qualified construction in progress balances. This amount was offset by an additional $1.0 million of higher interest because of increased borrowing on our revolving line of credit. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.2 million as expected when using the effective interest method for its amortization in the six month period ended June 30, 2012. Our reported interest expense for the six-month periods ended June 30, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $3.2 million and $6.5 million, respectively.
Other Income (Expense)
Other expenses of $1.3 million in 2013 were primarily attributable to a write off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
Income Taxes

	Six Months Ended June 30,
	2013	2012
	(In thousands)
(Loss) income before income taxes	$(2,760)	$21,162
Income tax (benefit) expense	(2,150)	5,955
Effective tax rate	77.9%	28.1%

The Company's effective income tax rates for the six months ended June 30, 2013 and 2012 were77.9% and 28.1%, respectively. The change in year-to-date effective tax rates is attributable to the change in the mix in year-to-date worldwide pretax income, as well as a reduction in the estimated domestic manufacturing deduction caused by a change in U.S. taxable income for 2013. The year-to-date tax increase is offset by a benefit of $1.2 million for the release of tax contingency reserves and a benefit of $0.9 million for the extension of the Federal research credit and the establishment of the Irish research and development credit.
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
We expect our effective income tax rate for the full year to be approximately 4.5%.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
United States	$157,166	$163,483	$307,185	$312,157
Europe	23,776	22,884	47,393	46,552
Rest of World	24,605	23,803	47,621	47,646
Total Revenues	$205,547	$210,170	$402,199	$406,355
Domestic revenues decreased 4% to $157.2 million, or 76% of total revenues, for the three months ended June 30, 2013 from $163.5 million, or 78% of total revenues, for the three months ended June 30, 2012. International revenues increased to $48.4 million from $46.7 million in the prior-year period, an increase of 4%. Foreign exchange rate fluctuations accounted for a $0.1 million decrease in revenues during the second quarter of 2013 as compared to the same period last year.
Domestic revenues decreased by 2% to $307.2 million, and were 76% of the total revenues, for the six months ended June 30, 2013 from $312.2 million, or 77% of total revenues, for the six months ended 2012. International revenues increased by 1% to $95.0 million. Foreign exchange rate fluctuations accounted for a $0.4 million decrease in revenues during the six-month period ended June 30, 2013 as compared to the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $98.6 million and $96.9 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, our non-U.S. subsidiaries held approximately $82.4 million of cash and cash equivalents that are available for use by our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$10,764	$34,594
Net cash used in investing activities	(26,775)	(69,358)
Net cash provided by (used in) financing activities	19,323	8,473
Effect of exchange rate fluctuations on cash	(1,614)	953
Net increase (decrease) in cash and cash equivalents	$1,698	$(25,338)

In 2013, we anticipate that our principal uses of cash will include payments of the new medical device excise tax in a range of $9 -$12 million. We also plan to spend between $55.0 million and $65.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $10.8 million and $34.6 million for the six months ended June 30, 2013 and 2012, respectively.
Operating cash flow was lower than the same period in 2012 largely because net income decreased by $15.8 million for the six months ended June 30, 2013. Changes in working capital decreased cash flows by approximately $22.2 million. Among the changes in working capital, accounts receivable used $0.7 million of cash, inventory used $24.0 million of cash, prepaid expenses and other current assets used $0.6 million of cash, and accounts payable, accrued expenses and other current liabilities provided $2.9 million of cash.
Net income for the six months ended June 30, 2012 plus non-cash items included in those earnings amounted to approximately $50.8 million. The operating cash flows were largely impacted by the repayment of our convertible 2012 Notes of $165 million, of which $31.0 million was classified as an operating use of cash for the repayment of accreted interest.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2013, we paid $24.5 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation. We also paid $2.8 million for the acquisition of Tarsus Medical, Inc.
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
Cash Flows Provided by Financing Activities
Our principal sources of cash for financing activities in the six months ended June 30, 2013 were $20.0 million of borrowings under our Senior Credit Facility offset by amendment costs of $1.0 million.
Our principal uses of cash for financing activities in the six months ended June 30, 2012 were $155.0 million of borrowings under our Senior Credit Facility offset by the repayment of the liability component of our convertible 2012 Notes of $134.4 million and $12.8 million of repayments under our Senior Credit Facility.
Working Capital
At June 30, 2013 and December 31, 2012, working capital was $368.4 million and $346.1 million, respectively.
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility") with a syndicate of lending banks and further amended the Senior Credit Facility on June 8, 2011 (the “2011 Amendment”). The 2011 Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that previously existed under the Senior Credit Facility, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The 2011 Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2013, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility. The amendment modified certain financial and negative covenants as disclosed in Note 5 to the Financial Statements, the effect of which was to increase the Company’s capacity to borrow.
On June 21, 2013, the Company entered into a second amendment to the Senior Credit Facility. The amendment provides for an increase to the Company's Maximum Consolidated Total Leverage Ratio and permits the addition of certain costs and expenses in the calculation of the consolidated EBIDTA as disclosed in Note 5 to the Financial Statements. There were no other changes as a result of the second amendment. In connection with the June 21, 2013 amendment, the Company capitalized $1.0 million in incremental financing costs.

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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At June 30, 2013 and December 31, 2012, there was $341.9 million and $321.9 million, respectively, outstanding under the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.8%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At June 30, 2013, there was approximately $258.1 million available, subject to certain limitations, for borrowing under the Senior Credit Facility.
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
In connection with the issuance of the 2016 Notes, we entered into call transactions and warrant transactions, primarily with affiliates of the initial purchasers of the 2016 Notes (the “hedge participants”). The cost of the call transactions to us was approximately $42.9 million for the 2016 Notes. We received approximately $28.5 million of proceeds from the warrant transactions for the 2016 Notes. The call transactions involved our purchasing call options from the hedge participants, and the warrant transactions involved us selling call options to the hedge participants with a higher strike price than the purchased call options. The initial strike price of the call transactions is approximately $57.44 for the 2016 Notes, subject to anti-dilution adjustments. The initial strike price of the warrant transactions is approximately $70.05 for the 2016 Notes, in each case subject to customary anti-dilution adjustments.
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
Share Repurchase Plan
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first six months of 2013 and $75.0 million remains available under the authorization.

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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2013 would increase interest income by approximately $1.0 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $120.0 million outstanding as of June 30, 2013. We recognized $0.5 million of additional interest expense related to this derivative during the three months ended June 30, 2013. The fair value of our interest rate derivative instrument was a net liability of $3.0 million at June 30, 2013.
Based on our outstanding borrowings at June 30, 2013, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $2.2 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide such reasonable assurance.
As previously disclosed, the Company is in the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. In the second quarter of 2013, the Company began deploying its first ERP module within certain U.S. operations. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as modified by the subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2013, have not materially changed other than the modifications to the risk factors as set forth below.
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

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, the British pound and the Japanese yen;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

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
In general, there is intense competition among medical device companies. We compete with established medical technology companies in many of our product areas. Competition also comes from early-stage companies that have alternative technological solutions for our primary clinical targets, as well as universities, research institutions and other non-profit entities. Many of our competitors have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing commercial products. Our competitors may be able to gain market share by offering lower-cost products or by offering products that enjoy better reimbursement methodologies from third-party payors, such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems.
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
Our products under development are subject to FDA approval or clearance prior to marketing for commercial use. The process of obtaining necessary FDA approvals or clearances can take years and is expensive and uncertain. The FDA has issued Guidance

Documents regarding the approval and review of medical devices such as the Refuse to Accept Policy for 510(k)s, Acceptance and Filing Reviews for Premarket Approval Process (PMA) as well as other guidance documents. We must be in substantial compliance with these FDA Regulations and Guidance Documents for the FDA to review our submissions.

Our inability to obtain required regulatory approval on a timely or acceptable basis could harm our business. Further, approval or clearance may place substantial restrictions on the indications for use for which the product may be marketed or to whom it may be marketed, warnings that may be required to accompany the product or additional restrictions placed on the sale and/or use of the product. Further studies, including clinical trials and FDA approvals, may be required to gain approval for the use of a product for clinical indications other than those for which the product was initially approved or cleared or for significant changes to the product. These studies could take years to complete and could be expensive, and there is no guarantee that the results will convince the FDA to approve or clear the additional indication. Any negative outcome in our clinical trials as a result of any interim analysis which we may do with respect to our clinical trials from time to time, could adversely affect our ability to launch new products, which could affect our sales and our ability to achieve reimbursement for new or existing products. In addition, for products with an approved PMA, the FDA requires annual reports and may require post-approval surveillance programs and/or studies to monitor the products' safety and effectiveness. Results of post-approval programs may limit or expand the further marketing of the product. We are also seeing third-party payors require clinical trial data for products cleared through the 510(k) process in order to continue reimbursement coverage. There is also no guarantee that the payors will agree to continue reimbursement or provide additional coverage based upon these clinical trials. These clinical trials could take years to complete and be expensive, and there is no guarantee that the FDA will approve the additional indications for use. If the FDA does not approve the additional indications for use, our ability to obtain reimbursement for these products and our ability to compete against alternative products or technologies could suffer and, consequently, affect our sales.
Another risk of application to the FDA relates to the regulatory classification of new products or proposed new uses for existing products. In the filing of each application, we make a judgment about the appropriate form and content of the application. If the FDA disagrees with our judgment in any particular case and, for example, requires us to file a Premarket Approval (PMA) application rather than allowing us to market for approved uses while we seek broader approvals or requires extensive additional clinical data, the time and expense required to obtain the required approval might be significantly increased or approval might not be granted. Furthermore, the timing of approvals in the U.S. and Europe is dependent on the class of product. Any of our Class III devices (those categorized as supporting or sustaining human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury) and products of animal origin take an extensive amount of time to obtain approval in the European Union, and all require Clinical Evaluation Reports or clinical trial data which can be costly.
The FDA Safety and Innovation Act (FDASIA), which includes the Medical Device User Fee Amendments of 2012 (MDUFA III), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This will affect the fees paid to the FDA over the five-year period that FDASIA is in effect. As part of FDASIA, there are also new requirements regarding FDA Establishment Registration and Listing of Medical Devices. All foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. However, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with the new requirements and choose not to register with the FDA.  In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements.  If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
Our manufacturing facilities must be in compliance with FDA Quality System Regulations (current Good Manufacturing Practices). In addition, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. For example, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for Establishment Registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the AATB. The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank. The FDA issued new regulations regarding “Current Good Manufacturing Practice Requirements for Combination Products” on January 22, 2013. While we have not had any products approved or cleared through the FDA as Combination Products, these new regulations may apply to some of our product lines that were approved or cleared previously. There could be additional costs associated with compliance with these new Good Manufacturing Practice Requirements regulations for Combination Products.

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
We have received warning letters at our Plainsboro, New Jersey, Andover, England, and Añasco, Puerto Rico facilities. We have incurred, and will incur, expenses to remediate issues identified in those warning letters and other observations issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the warning letters have been corrected. If such remediation cannot be completed in a timely manner, we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA's satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations.
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
Compliance with these regulations requires extensive documentation, Clinical Evaluation Reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and could require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and could involve lengthy and expensive reviews.
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
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2012 approximately 24% of our products contained material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. In 2013, the World Organization for Animal Health (OIE) recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.
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
We cannot be certain that our devices and procedures will be able to replace those established treatments or that physicians, the medical community or third-party payors, including Medicare, Medicaid, private and public health insurers and foreign governmental health systems, will accept and utilize our devices or any other medical products that we may develop. For example, market acceptance of our bone graft substitutes will depend on our ability to demonstrate that our bone graft substitutes and technologies are an attractive alternative to existing treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.
In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate could be too high to justify development. Competitors could develop products that are more effective, achieve or maintain more favorable reimbursement status from third-party payors both domestically and internationally, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, cost less or are ready for commercial introduction before our products. If we are unable to develop additional commercially viable products, our future prospects could be adversely affected.
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, against our products or third-party determinations that favor a competitor's product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on governments, third-party payors and providers to reduce healthcare costs, and healthcare reform legislation and initiatives domestically and internationally. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.
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

•
third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid, private and public health insurers and foreign governmental health systems, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement;

•
foreign governmental health systems have revised, and continue to consider whether to revise, their payment methodologies, which have resulted and could continue to result in stricter standards for reimbursement of hospital charges for certain medical procedures leading to less government reimbursement, thereby putting downward pricing pressure on our products or rendering some uneconomical;

•	Medicare, Medicaid, private and public health insurer and foreign governmental cutbacks could create downward price pressure on our products;

•
in the United States, local Medicare coverage as well as commercial carrier coverage determinations will eliminate reimbursement or coverage for certain of our matrix wound dressing products as well as other collagen products in most regions, negatively affecting our market for these products, and future determinations could eliminate reimbursement or coverage for these products in other regions and could eliminate reimbursement or coverage for other products;

•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States some of whom prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•
in the United States, we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products, particularly surgical instruments;

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

•
the growing prevalence of physician-owned distributorships catering to the spinal surgery market has reduced and may continue to reduce our ability to compete effectively for business from surgeons who own such distributorships; and

•
there have been initiatives by third-party payors and foreign governmental health systems to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors. AdvaMed (U.S.), EucoMed (Europe), MEDEC (Canada), and MTAA (Australia), the principal trade associations for the medical device industry, promulgate model codes of ethics that set forth standards by which its members should (and non-member companies may) abide in the promotion of their products; AdvaMed is undergoing initiatives in Latin America and Asia Pacific to develop regional codes of ethics there as well. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation, state legislation and foreign legislation requires detailed disclosure of gifts and other remuneration made to healthcare professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended June 30, 2013 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On July 1, 2013, the Company entered into a Lease Agreement with 109 Morgan Lane, LLC (the “Landlord”) (the “Lease”). The Lease terminates and replaces the prior lease between the Company and the Landlord dated May 15, 2008, as amended. The Company is leasing approximately 58,011 square feet located at 109 Morgan Lane, Plainsboro, New Jersey (the “Premises”) for general office, labs (research & development and/or product development), manufacturing and warehouse purposes. The term of the Lease is for twenty years from July 1, 2013 to June 30, 2033 with a five year renewal option. The rent for the Premises is $585,911 per year, with monthly rent payments of $48,826. Additional payments are also required to be made by the Company to the Landlord consisting of $290,055 per year, with monthly payments of $24,171 for taxes and operating expenses as well as other charges. In addition, pursuant to the Lease, the Landlord agreed to pay the Company (i) $40,000 of the total cost to replace the existing roof on the building and (ii) $100,000 of the total cost to replace all of the existing windows in the building.
The foregoing description of the Lease is qualified in its entirety by reference to a copy of such Lease which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed July 1, 2013 and is incorporated by reference herein.

ITEM 6. EXHIBITS

4.1
Second Amendment, dated as of June 21, 2013, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Wells Fargo Bank, National Association, Fifth Third Bank, DNB Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2013)

10.1
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

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

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 1, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	August 1, 2013	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	August 1, 2013	/s/ John B. Henneman, III
John B. Henneman, III
Corporate Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

4.1
Second Amendment, dated as of June 21, 2013, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, Royal Bank of Canada, Wells Fargo Bank, National Association, Fifth Third Bank, DNB Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2013)

10.1
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

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

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 1, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.