Form 10-Q/A
period 2013-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2013-08-02
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 29, 2013 was 28,093,915.
Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is being filed to correct the number of shares outstanding of our Common Stock, $0.01 par value as of July 29, 2013 on the Form 10-Q cover page. No other information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is hereby amended.

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our original Quarterly Report on Form 10-Q filed on August 1, 2013. This report on Form 10-Q/A is presented as of the filing date of the original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described above.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	43

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

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 filed on August 2, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	August 2, 2013	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	August 2, 2013	/s/ John B. Henneman, III
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

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 filed on August 2, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.