Form 10-Q
period 2013-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2013-10-30
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 28, 2013 was 28,113,418.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

SIGNATURES	42

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue, net	$213,246	$210,084	$615,445	$616,439
Costs and Expenses:
Cost of goods sold	84,101	79,548	247,437	232,497
Research and development	13,052	13,105	37,577	38,148
Selling, general and administrative	95,933	93,077	295,713	276,585
Intangible asset amortization	3,036	4,618	9,660	13,985
Goodwill impairment charge	46,738	—	46,738	—
Total costs and expenses	242,860	190,348	637,125	561,215
Operating income	(29,614)	19,736	(21,680)	55,224
Interest income	38	100	390	893
Interest expense	(5,316)	(5,549)	(15,081)	(20,581)
Other income (expense), net	(263)	(31)	(1,544)	(118)
Income (loss) before income taxes	(35,155)	14,256	(37,915)	35,418
Income tax (benefit) expense	(6,605)	1,045	(8,755)	7,000
Net income (loss)	$(28,550)	$13,211	$(29,160)	$28,418
Basic net income per common share	$(1.02)	$0.46	$(1.05)	$1.00
Diluted net income per common share	$(1.02)	$0.46	$(1.05)	$0.99
Weighted average common shares outstanding (See Note 11):
Basic	27,896	28,446	27,855	28,403
Diluted	27,896	28,777	27,855	28,629
Comprehensive income (loss) (See Note 12)	$(19,860)	$17,106	$(25,076)	$28,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$118,868	$96,938
Trade accounts receivable, net of allowances of $8,159 and $7,221	113,538	114,916
Inventories, net	207,389	171,806
Deferred tax assets	40,049	39,100
Prepaid expenses and other current assets	30,739	30,291
Total current assets	510,583	453,051
Property, plant and equipment, net	192,724	177,898
Intangible assets, net	202,410	212,267
Goodwill	248,824	294,067
Deferred tax assets	19,545	15,957
Other assets	9,986	10,359
Total assets	$1,184,072	$1,163,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$54,466	$36,742
Deferred revenue	4,474	3,505
Accrued compensation	28,520	34,914
Accrued expenses and other current liabilities	34,818	31,768
Total current liabilities	122,278	106,929
Long-term borrowings under senior credit facility	341,875	321,875
Long-term convertible securities	203,265	197,672
Deferred tax liabilities	5,154	5,393
Other liabilities	12,023	13,955
Total liabilities	$684,595	$645,824
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding
Common stock; $0.01 par value; 60,000 authorized shares; 36,972 and 36,852 issued at September 30, 2013 and December 31, 2012, respectively	370	369
Additional paid-in capital	594,078	587,301
Treasury stock, at cost; 8,903 shares at September 30, 2013 and December 31, 2012	(367,121)	(367,121)
Accumulated other comprehensive (loss)	(713)	(4,797)
Retained earnings	272,863	302,023
Total stockholders’ equity	$499,477	$517,775
Total liabilities and stockholders’ equity	$1,184,072	$1,163,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(29,160)	$28,418
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,695	39,122
Non-cash impairment charges	46,738	—
Deferred income tax (benefit) provision	(7,238)	(3,184)
Amortization of debt issuance costs	1,707	2,103
Non-cash interest expense	4,865	8,284
Payment of accreted interest	—	(30,617)
Loss on disposal of property and equipment	1,816	807
Share-based compensation	7,594	6,632
Excess tax benefits from stock-based compensation arrangements	(140)	(432)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	1,440	(1,333)
Inventories	(34,855)	1,080
Prepaid expenses and other current assets	(282)	8,148
Other non-current assets	(515)	(877)
Accounts payable, accrued expenses and other current liabilities	14,185	6,528
Deferred revenue	986	(913)
Other non-current liabilities	(1,264)	(1,263)
Net cash provided by operating activities	$41,572	$62,503
INVESTING ACTIVITIES:
Purchases of property and equipment	(37,722)	(44,359)
Sales of property and equipment	533	—
Cash used in business acquisition, net of cash acquired	(2,980)	(2,177)
Purchases of short-term investments	—	(67,907)
Maturities of short-term investments	—	64,940
Net cash used in investing activities	$(40,169)	$(49,503)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	30,000	155,000
Repayments under senior credit facility	(10,000)	(12,812)
Payment of liability component of convertible notes	—	(134,383)
Payment of debt issuance costs	(1,053)	—
Proceeds from exercised stock options	420	696
Excess tax benefits from stock-based compensation arrangements	140	432
Net cash provided by (used in) financing activities	$19,507	$8,933
Effect of exchange rate changes on cash and cash equivalents	1,020	2,977
Net change in cash and cash equivalents	21,930	24,910
Cash and cash equivalents at beginning of period	96,938	100,808
Cash and cash equivalents at end of period	$118,868	$125,718
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
In the opinion of management, the September 30, 2013 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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
Recently Issued Accounting Standards
On July 17, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The revised standard allows entities to now use the Federal Funds Effective Swap Rate (which is the Overnight Index Swap Rate, or OIS rate, in the U.S.) as a benchmark interest rate for hedge accounting purposes under U.S. Generally Accepted Accounting Principles (GAAP). Previously, only U.S. Treasury and London Interbank Offered Rate (LIBOR) rates could be used as benchmark interest rates in hedge accounting. In issuing the new guidance, which became effective July 17, 2013, the FASB responded to an increase in demand for hedging exposures to the OIS rate, driven partly by regulations that require collateralization and central clearing of over-the-counter derivatives. The guidance allows entities to develop new hedging strategies but does not resolve ineffectiveness issues that arise in existing LIBOR hedges when the OIS rate is used to discount future cash flows. The standard adoption did not have a material impact on the Company's financial statements.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

may be applied retrospectively to each prior reporting period presented. The Company is in the process of evaluating the impact of this standard, but does not believe its adoption will have a material impact on the Company's financial statements.

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

Management determined the preliminary fair value of net assets acquired during the first quarter of 2013 and finalized the working capital adjustment in the second quarter of 2013. The Company accounts for the contingent consideration by recording its fair value as a liability on the date of the acquisition. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved. Changes in fair value of the contingent consideration are recognized in earnings. Accordingly, on January 24, 2013 the Company recorded $1.6 million representing the initial fair value estimate of the contingent consideration that will be earned through December 31, 2015. At September 30, 2013 there was no change in the fair value of the contingent consideration. The fair value of this liability is based on future sales projections of the Tarsus Medical product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the first milestone cash flow projection was discounted using a rate of 4.3% based on an estimated after tax cost of debt; the second milestone cash flow projection was discounted using a weighted average cost of capital of 16.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Finished goods	$126,891	$102,401
Work-in process	47,059	39,944
Raw materials	33,439	29,461
	$207,389	$171,806

The finished goods inventory includes $6.1 million of capitalized medical device excise tax at September 30, 2013.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews goodwill for impairment annually during its third quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed its most recent annual assessment on July 31, 2013 which resulted in a non-cash goodwill impairment charge of $46.7 million for its U.S. Spine reporting unit, which is a part of the U.S. Spine and Other reportable segment.

As previously disclosed, the Company has monitored its U.S. Spine business and disclosed that it was at risk for impairment. In the third quarter, during the course of the annual strategic planning process, the Company determined that both the actual and expected income and cash flows for the U.S. Spine reporting unit are projected to be substantially lower than forecasts, and the U.S. spine market recovery may take longer than originally forecasted, including the current expectation of future significant negative pricing pressures. Factors that contributed to the impairment of the U.S. Spine reporting unit include broader market issues as well as company-specific issues. Company-specific issues have included turnover of some distributors, significant delays in new product introductions and other operational issues that negatively impacted and decreased projected revenues by a material amount. As a result, the Company lowered its expectations of recovery in the U.S. market and its related impact on the U.S. Spine reporting unit. This revised outlook resulted in a reduction of the U.S. Spine forecasts of the sales, operating income and cash flows expected in 2014 and beyond and consequently, resulted in an impairment charge.

To derive the fair value of the reporting units, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered Level 3 inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included:

•
The Company's financial projections for its reporting units, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•
The projected terminal value for each reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis.  The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Based on the results of step one of the impairment test, the Company determined that the carrying value of the U.S. Spine reporting unit exceeded its respective fair value, and accordingly, the Company proceeded to step two of the impairment test.

In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Step two of the impairment was initiated, but due to the time necessary to complete the analysis, has not been completed. The Company recorded its estimate of the goodwill impairment charge of $46.7 million, which represents the remaining goodwill balance in the U.S. Spine reporting unit. The Company expects to finalize the step two analysis in the fourth quarter of 2013. Any adjustment, which the Company does not expect to be material to the impairment charge, would be recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income in that period. Only $5.5 million of the goodwill impairment charge was deductible for tax purposes.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Accumulated impairment losses
Goodwill at December 31, 2012	94,312	57,514	60,353	56,219	25,669	294,067
Tarsus Medical, Inc. acquisition			180			180
Goodwill impairment charge	—	—	—	(46,738)	—	(46,738)
Foreign currency translation	494	300	316	70	135	1,315
Balance at September 30, 2013	$94,806	$57,814	$60,849	$9,551	$25,804	$248,824

Prior to performing the annual goodwill impairment tests for the U.S. Spine reporting unit, the Company tested long-lived assets to be held and used by this reporting unit for impairment on an undiscounted cash flow basis. Based on the results of this testing, there was no impairment of the Company's long-lived assets to be held and used.
The components of the Company’s identifiable intangible assets were as follows:

	Weighted Average Life	September 30, 2013			Weighted Average Life	December 31, 2012
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$80,835	$(43,512)	$37,323	12 years	$75,692	$(38,402)	$37,290
Customer relationships	12 years	146,914	(77,361)	69,553	12 years	147,690	(70,005)	77,685
Trademarks/brand names	31 years	33,750	(15,516)	18,234	31 years	33,807	(15,034)	18,773
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(8,933)	25,788	27 years	34,721	(7,817)	26,904
All other (1)	4 years	4,830	(1,802)	3,028	4 years	4,519	(1,388)	3,131
		$349,534	$(147,124)	$202,410		$344,913	$(132,646)	$212,267

(1)	At September 30, 2013 and December 31, 2012, all other included in-process research and development of $2.1 million and $1.7 million, respectively, which was indefinite-lived.
Based on quarter-end exchange rates, annual amortization expense is expected to approximate $19.4 million in 2013, $18.4 million in 2014, $16.6 million in 2015, $14.3 million in 2016 and $12.5 million in 2017. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On June 21, 2013, the Company entered into a second amendment to the Senior Credit Facility (the “2013 Amendment”). The 2013 Amendment modified certain financial and negative covenants and increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter. In addition, when calculating consolidated EBITDA for any period, the 2013 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The effect of the 2013 Amendment is to increase the ability of the Company to borrow under the Senior Credit Facility during the affected periods. The Company capitalized $1.1 million of incremental financing costs in connection with the 2013 Amendment, which will be amortized through the maturity date of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2013, the Company was in compliance with all such covenants.
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
At September 30, 2013 and December 31, 2012, there was $341.9 million and $321.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 1.9% and 1.8%, respectively. At September 30, 2013, there was approximately $258.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at September 30, 2013 was approximately $337.0 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At September 30, 2013, the carrying amount of the liability component was $203.3 million, the remaining unamortized discount was $26.7 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at September 30, 2013 was approximately $237.6 million. At December 31, 2012, the carrying amount of the liability component was $197.7 million, the remaining unamortized discount was $32.3 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of September 30, 2013, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,633	$1,788	$4,865	$5,289
Cash interest related to the contractual interest coupon	807	934	2,438	2,803
Total	$2,440	$2,722	$7,303	$8,092
2012 Notes:
Amortization of the discount on the liability component	$—	$—	$—	$2,995
Cash interest related to the contractual interest coupon	—	—	—	1,633
Total	$—	$—	$—	$4,628

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging
The Company’s interest rate risk relates to U.S. dollar denominated variable LIBOR interest rate borrowings. The Company uses an interest rate swap derivative instrument entered into on August 10, 2010 with an effective date of December 31, 2010 to

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments as of September 30, 2013 and December 31, 2012:

	Fair Value as of		Notional Amount as of
Location on Balance Sheet (1):	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	1,731	1,888
Interest rate swap — Other liabilities (2)	1,075	2,238
Total Derivatives designated as hedges — Liabilities	$2,806	$4,126

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
At September 30, 2013 and December 31, 2012, the notional amount related to the Company’s sole interest rate swap was $116.3 million and $127.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2013 and 2012:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2013
Forward currency forward contracts	$162	$(19)	$110	$33	Costs of goods sold
Interest rate swap	(3,030)	(258)	(483)	(2,805)	Interest (expense)
	$(2,868)	$(277)	$(373)	$(2,772)
Three Months Ended September 30, 2012
Forward currency forward contracts	$(176)	$(9)	$(6)	$(179)	Costs of goods sold
Interest rate swap	(4,374)	(744)	(476)	(4,642)	Interest (expense)
	$(4,550)	$(753)	$(482)	$(4,821)

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2013
Forward currency forward contracts	$(34)	$142	$75	$33	Cost of goods sold
Interest rate swap	(4,125)	(159)	(1,479)	(2,805)	Interest (expense)
	$(4,159)	$(17)	$(1,404)	$(2,772)
Nine Months Ended September 30, 2012
Forward currency forward contracts	$(216)	$(140)	$(177)	$(179)	Cost of goods sold
Interest rate swap	(4,092)	(1,952)	(1,402)	(4,642)	Interest (expense)
	$(4,308)	$(2,092)	$(1,579)	$(4,821)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three and nine months ended September 30, 2013 and 2012.

7. STOCK-BASED COMPENSATION
As of September 30, 2013, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers and directors, and generally expire from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock, issued under the Plans, is subject to service and performance conditions.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
There were 32,468 stock options granted during the nine months ended September 30, 2013. As of September 30, 2013, there were approximately $1.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year, six months.
Awards of Restricted Stock, Performance Stock and Contract Stock
Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock awards are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. The Company granted approximately 181,000 restricted stock awards/stock units and 55,000 performance shares during the nine months ended September 30, 2013. As of September 30, 2013, there were approximately $13.8 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years.
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

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the three and nine month periods ended September 30, 2013 and 2012.
As of September 30, 2013, there remained $75.0 million available for repurchases under this authorization.

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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$—	$6	$—	$19
Interest cost	137	157	410	478
Return on plan assets	(100)	(142)	(300)	(432)
Net period benefit cost	$37	$21	$110	$65

The Company made $0.7 million and $0.6 million of contributions to its defined benefit pension plans during the nine months ended September 30, 2013 and 2012, respectively.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,
	2013	2012
Reported tax rate	18.8%	7.3%
	Nine Months Ended September 30,
	2013	2012
Reported tax rate	23.1%	19.8%

The Company’s effective income tax rates for the three months ended September 30, 2013 and 2012 were 18.8% and 7.3%, respectively. For the three months ended September 30, 2013, the increase in the income tax rate compared to the same period in 2012 was primarily the goodwill impairment charge as only a portion of the impairment charge was deductible for tax and lower income within the U.S.-based operations relative to foreign operations, which created a favorable effect on the effective tax rate. The Company also recorded a benefit of $2.3 million for the release of uncertain tax positions and related interest due to the expiration of the statute of limitations, which is offset by an expense of $0.2 million due to additional U.S. tax contingency reserves.

The Company's effective income tax rates for the nine months ended September 30, 2013 and 2012 were 23.1% and 19.8%, respectively. For the nine months ended September 30, 2013, the increase in the income tax rate compared to the same period in 2012 primarily resulted from the tax impact of the goodwill impairment and the release of uncertain tax positions.

The Company expects its effective income tax rate for the full year to be approximately 36.3% resulting largely from the income tax impact associated with the goodwill impairment, offset with foreign earnings taxed at lower tax rates, as well as the expected release of tax contingency reserves. This estimate could be revised in the future as additional information is presented to the Company.

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic net income per share:
Net income (loss)	$(28,550)	$13,211	$(29,160)	$28,418
Weighted average common shares outstanding	27,896	28,446	27,855	28,403
Basic net income per common share	$(1.02)	$0.46	$(1.05)	$1.00
Diluted net income per share:
Net income (loss)	$(28,550)	$13,211	$(29,160)	$28,418
Weighted average common shares outstanding — Basic	27,896	28,446	27,855	28,403
Effect of dilutive securities:
Stock options and restricted stock	—	331	—	226
Weighted average common shares for diluted earnings per share	27,896	28,777	27,855	28,629
Diluted net income per common share	$(1.02)	$0.46	$(1.05)	$0.99

At September 30, 2013 and 2012, the Company had 1.7 million of outstanding stock options. The Company also has warrants outstanding relating to its 2016 Notes at September 30, 2013 and 2012. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three and nine months ended September 30, 2013 all stock options, restricted stock and warrants were excluded in the diluted earnings per share calculation using the treasury stock method because of their anti-

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

dilutive effect. For the three and nine months ended September 30, 2012, 1.0 million and 1.2 million of anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation.

12. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net (loss) income	$(28,550)	$13,211	$(29,160)	$28,418
Foreign currency translation adjustment	8,711	4,051	3,288	(106)
Change in unrealized gain on derivatives, net of tax	47	(154)	794	(290)
Pension liability adjustment, net of tax	(68)	(2)	2	(6)
Comprehensive (loss) income	$(19,860)	$17,106	$(25,076)	$28,016

Changes in Accumulated Other Comprehensive (Loss) Income by component between December 31, 2012 and September 30, 2013 are presented in the table below, net of tax:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(2,373)	$(1,154)	$(1,270)	$(4,797)
Other comprehensive income before reclassifications	(6)	70	3,288	3,352
Amounts reclassified from accumulated other comprehensive income	(800)	68		(732)
Net current-period other comprehensive income (loss)	794	2	3,288	4,084
Ending balance	$(1,579)	$(1,152)	$2,018	$(713)

The reclassification adjustments out of Accumulated Other Comprehensive (Loss) Income during the three and nine months ended September 30, 2013 were as follows:

Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(483)	Interest (expense)
Foreign currency forwards	110	Cost of goods sold
	(373)	Total before tax
	160	Tax (expense) or benefit
	$(213)	Net of tax

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,479)	Interest (expense)
Foreign currency forwards	75	Cost of goods sold
	(1,404)	Total before tax
	604	Tax (expense) or benefit
	$(800)	Net of tax

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and profit by reportable segment for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$45,114	$43,269	$125,877	$125,776
U.S. Instruments	41,798	41,469	118,737	120,732
U.S. Extremities	33,541	32,961	98,440	91,596
U.S. Spine and Other	46,904	49,188	133,414	142,821
International	45,889	43,197	138,977	135,514
Total revenues	$213,246	$210,084	$615,445	$616,439
Segment Profit
U.S. Neurosurgery	$23,080	$23,201	$59,770	$66,247
U.S. Instruments	12,654	11,811	33,172	33,860
U.S. Extremities	14,570	14,996	38,529	37,484
U.S. Spine and Other	(31,437)	14,771	(5,970)	42,166
International	14,693	14,550	41,697	45,456
Segment profit	33,560	79,329	167,198	225,213
Amortization	(3,036)	(4,618)	(9,660)	(13,985)
Corporate and other	(60,138)	(54,975)	(179,218)	(156,004)
Operating (loss) income	$(29,614)	$19,736	$(21,680)	$55,224
The segment profits for the U.S. Instruments segment and Corporate and Other for the three and nine months ended September 30, 2012 have been revised.
Revenue by major product category consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Orthopedics	$93,331	$94,186	$275,025	$276,033
Neurosurgery	72,639	69,667	204,283	203,499
Instruments	47,276	46,231	136,137	136,907
Total Revenues	$213,246	$210,084	$615,445	$616,439

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
United States	$166,555	$165,930	$473,740	$478,087
Europe	21,543	20,351	68,936	66,903
Rest of World	25,148	23,803	72,769	71,449
Total Revenues	$213,246	$210,084	$615,445	$616,439

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

15. SUBSEQUENT EVENTS
On October 25, 2013, the Company, entered into a stock purchase agreement (the "Purchase Agreement") with Covidien Group S.a.r.l, a Luxembourg company ("Covidien"), for the acquisition by the Company of Confluent Surgical, Inc., a Delaware corporation ("Confluent Surgical") including its surgical sealant and adhesion barrier product lines. Pursuant to the Purchase Agreement, the Company will acquire all of the capital stock of Confluent Surgical.
Under the terms of the Purchase Agreement, the Company will pay Covidien an initial cash payment of $231.0 million upon the closing of the transaction and at that time make a prepayment of $4.0 million under a transitional supply agreement with an affiliate of Covidien. In addition, the Company may pay Covidien up to $30.0 million following the closing, contingent upon obtaining certain U.S. and European governmental approvals related to the completion of the transition of the Confluent Surgical business and the timely supply of products under the transitional supply agreement. The Company will also enter into a transition services agreement with an affiliate of Covidien at the closing. This acquisition complements Integra's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head. Since the acquisition occurred subsequent to September 30, 2013, the acquisition is not included in the results of operations for any of the periods presented.

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

•
Diversification and Platform Synergies. Each of our three selling platforms contributes a different strength to our core business. Orthopedics enables us to grow our top line and increase gross margins. Neurosurgery provides stable growth as a market with few elective procedures. The Instruments business has a strong capacity to generate cash flows. We have unique synergies among these platforms, such as our regenerative medicine technology, instrument sourcing capabilities, Group Purchasing Organization (“GPO”) contract management and recent enterprise selling platform.

•
Unique Sales Footprint. Our sales footprint provides us with a unique set of customer call-points and synergies. Each of our sales channels can benefit from the GPO and Integrated Delivery Network (“IDN”) relationships that our Instruments group currently manages. We have market-leading products for neurosurgeons, many of whom also perform spine surgeries, and we have yet to fully leverage those relationships to sell our spine products. We also have clinical expertise across all of our channels in the United States, and have an opportunity to expand and leverage this expertise in markets worldwide.

•
Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourselves. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

RESULTS OF OPERATIONS
Executive Summary
Net loss for the three months ended September 30, 2013, was $28.6 million, or $1.02 per diluted share as compared with net income of $13.2 million or $0.46 per diluted share for the three months ended September 30, 2012.
Net loss for the nine months ended September 30, 2013 was $29.2 million, or $1.05 per diluted share as compared with net income of $28.4 million or $0.99 per diluted share for the nine months ended September 30, 2012.
The results of operations for the three and nine months ended September 30, 2013 were adversely affected by a voluntary recall of certain collagen-based products manufactured in our Añasco, Puerto Rico facility and the impairment of our U.S. Spine reporting unit goodwill. We incurred higher selling, general and administrative headcount expenses, increased consulting fees and expenses incurred in connection with the implementation of our global ERP system. The effects of the increased expenses noted above were partially offset by a $4.9 million and $2.2 million decrease in our interest expense as a result of the June 2012 repayment of our 2012 Notes and capitalization of a portion of our interest expense into the cost of our capital projects, respectively.
Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Global ERP implementation charges	$4,950	$4,821	$18,715	$12,097
Facility optimization charges	1,360	2,861	7,030	7,481
Manufacturing facility remediation costs	2,761	3,788	7,849	7,193
Certain expenses associated with product recalls	—	—	1,444	—
Certain employee termination charges	30	638	30	1,139
Discontinued product lines charges	—	223	—	1,058
Acquisition-related charges	319	602	993	2,323
Impairment charges	46,738	—	46,738	141
Convertible debt non-cash interest	1,633	1,787	4,865	8,284
Total	$57,791	$14,720	$87,664	$39,716

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of goods sold	$4,050	$5,661	$12,922	$13,890
Selling, general and administrative	5,370	7,272	23,139	17,542
Goodwill impairment charge	46,738	—	46,738	—
Interest expense	1,633	1,787	4,865	8,284
Total	$57,791	$14,720	$87,664	$39,716

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
Update on Remediation Activities
Remediation activities in our regenerative medicine facility in Plainsboro, New Jersey affected revenues and gross margin in the first three quarters of 2013. We received a warning letter from the FDA in December 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter did not restrict our ability to manufacture or ship products, nor did it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The second inspection closed out on July 30, 2012 and a FDA Form 483 Inspectional Observations was issued. On July 16, 2013, the FDA began an inspection of the Plainsboro facility and focused primarily on the issues raised in the warning letter and in previous inspections of the Plainsboro facility. At the conclusion of the inspection, the FDA found that the Company had addressed the issues raised in the warning letter and previous inspectional observations, and it issued no other inspectional observations. In reaching this conclusion, the FDA determined that the Company’s remediation activities were effective and its quality management system was adequate and the warning letter was closed out effective September 24, 2013.

The FDA inspected our neurosurgery manufacturing facility in Andover, England in June 2012.  Subsequently, on November 5, 2012, we received a warning letter from the FDA dated November 1, 2012 related to quality systems issues at that facility.  The warning letter identified violations related to corrective and preventative actions, process validations, internal quality audits, and internal review of the suitability and effectiveness of the quality system at defined intervals.  We filed the FDA warning letter as an exhibit to a Current Report on Form 8-K on November 13, 2012.   Since the conclusion of the FDA inspection in June 2012, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so. We have provided the FDA with monthly status reports and are working cooperatively with the FDA to resolve any outstanding issues.

On February 14, 2013, we received a warning letter from the FDA relating to quality systems issues at our manufacturing facility located in Añasco, Puerto Rico. The letter resulted from an inspection conducted at that facility during October and November 2012. On February 15, 2013 we stopped distribution of our collagen products manufactured in the Añasco facility in order to confirm that we had successfully validated all such products and engaged a third-party consultant having appropriate quality system regulations expertise to confirm such validations. On February 22, 2013 the third-party consultant certified the completeness of such validations and we resumed distribution of collagen products from the Añasco, Puerto Rico facility.

On April 10, 2013, we initiated a voluntary recall of certain products manufactured in our Añasco facility between December 2010 and May 2011 and between November 2012 and March 2013. Specific lots of these products, as described below, were recalled because we identified that there may have been deviations from required processes in their production. We identified through an internal quality assurance review that we may have deviated from a production process during the manufacture of specific lots of collagen products during the periods described. The product lots in question passed all product finished goods testing including endotoxin testing, are sterile, and were tested and accepted for release. However, due to the process deviation, they may have been released with higher levels of endotoxins than permitted by the product specifications. Higher levels of endotoxins may result in a fever in the immediate postoperative period. There have been no reports of patient injuries or other adverse events attributable to the products subject to the recall. We continue to manufacture all such products in our Añasco facility.

We believe that most of the recalled product lots manufactured between December 2010 and May 2011 have already been consumed, and that therefore, the recall of those lots will not have a material financial impact. However, the return of products, manufactured between November 2012 and March 2013, which were substantially sold in the first three months ended March 31, 2013, directly reduced revenues in the nine months ended September 30, 2013 by $3.4 million. As we anticipated, we were not able to produce all the affected products quickly enough to meet the demand from customers in the three months ended September 30, 2013. Such supply shortages resulted in lower revenues in the nine months of 2013. As expected, the recall and supply shortages had a significant impact on the U.S. Neurosurgery, U.S. Spine and Other, and International segments during the nine months of 2013. By the end of the third quarter, the Company had significantly reduced its backorders of products manufactured at the Añasco facility and on a consolidated basis from the level that prevailed at the beginning of the quarter.

The recall applied to limited and specific lots of DuraGen® Dural Graft Matrix, DuraGen® Plus Dural Regeneration Matrix, DuraGen® Suturable Dural Regeneration Matrix, DuraGen XS™ Dural Regeneration Matrix, Layershield® Adhesion Barrier Matrix, NeuraWrap™ Nerve Protector, NeuraGen® Nerve Guide, BioMend® Absorbable Collagen Membrane, OraMem® Absorbable Collagen Membrane, BioMend® Extend Absorbable Collagen Membrane, CollaCote® Absorbable Collagen Wound Dressing for Dental Surgery, CollaTape® Absorbable Collagen Wound Dressing for Dental Surgery, CollaPlug® Absorbable Collagen Wound Dressing for Dental Surgery, HeliTape® Absorbable Collagen Wound Dressing for Dental Surgery, HeliPlug® Absorbable Collagen Wound Dressing for Dental Surgery, OraTape® Absorbable Collagen Wound Dressing for Dental Surgery, OraPlug® Absorbable Collagen Wound Dressing for Dental Surgery, Instat® Microfibrillar Collagen Hemostat, Helistat® Absorbable Collagen Hemostatic Sponge (ACS/Helistat), and Helitene® Absorbable Collagen Hemostatic Agent. The Absorbable Collagen Sponge (ACS) is not a final product, but a component of a product assembled by another company.

We met with the Office of Compliance at the Center for Devices and Radiological Health on March 26, 2013. We presented our plans for both immediate remediation and our corporate plan for the development and implementation of a single Quality System for the entire Company. We have engaged former FDA professionals as third party consultants to work with us on our remediation plans. We also met with the Office of Compliance at the FDA San Juan, Puerto Rico office to discuss the remediation plans at the Añasco, Puerto Rico facility. We have prioritized senior level quality and regulatory staff to address the quality system improvement plans at all of our facilities. On October 24, 2013, the United States Food and Drug Administration began an inspection of the Añasco facility. We do not expect to comment on or otherwise discuss the FDA inspection until after the conclusion of the inspection.

We have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the three and nine months ended September 30, 2013, we incurred $2.8 million and $7.8 million in remediation activities expenses, respectively, consisting of consulting expenses and other work activities required to complete our remediation activities. For the full year 2013, we expect to spend approximately $8.5 million on our quality systems and remediation activities. We expect to have these activities completed in the last quarter of 2013. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Net Sales	(In thousands)		(In thousands)
U.S. Neurosurgery	$45,114	$43,269	$125,877	$125,776
U.S. Instruments	41,798	41,469	118,737	120,732
U.S. Extremities	33,541	32,961	98,440	91,596
U.S. Spine and Other	46,904	49,188	133,414	142,821
International *	45,889	43,197	138,977	135,514
Total revenue	213,246	210,084	615,445	616,439
Cost of goods sold	84,101	79,548	247,437	232,497
Gross margin on total revenues	$129,145	$130,536	$368,008	$383,942
Gross margin as a percentage of total revenues	60.6%	62.1%	59.8%	62.3%
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012
Revenues and Gross Margin
For the three months ended September 30, 2013 total revenues increased by $3.2 million to $213.2 million from $210.1 million for the same period in 2012.
U.S. Neurosurgery revenues were $45.1 million, an increase of 4% from the prior-year period. The increase is primarily attributable to the shipping of nearly all backorders related to our collagen product shortages caused by the first quarter recall. We experienced increases in neuro critical care, cranial stabilization and stereotaxy driven by stronger capital product sales. These increases were partially offset by weaker capital sales in tissue ablation.
U.S. Instruments revenues were $41.8 million, an increase of 1% from the prior-year period. In the quarter, we saw low-single digit growth in our alternate site sales and continued to experience sustained growth in sales of our LED surgical headlamp. In addition, we experienced softness in our acute care sales channel due to fewer large orders for hospital starts and expansions.
U.S. Extremities revenues were $33.5 million, an increase of 2% from the prior-year period. This increase resulted primarily from a strong growth in sales of our upper and lower extremities businesses. Softness in our dermal and wound care products caused by fewer burn incidents reported by our hospital and surgeon customers largely offset the increase.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $46.9 million, a 5% decrease from the prior-year period. Our spine hardware product sales continued to lag the overall market.  We saw double-digit growth in our orthobiologics products, led by a strong demand for our Evo3™ products. Sales of our private label products were down from the prior-year period due to the loss of some business to certain customers as related to prolonged recall-related supply shortages.
International segment revenues were $45.9 million, an increase of 6% from the prior-year period. Our sales increases around the world were primarily attributable to a substantial growth in our spine implants and acute care instruments. Foreign currency had a negligible impact on our sales in the current quarter.
In addition, the Company announced in October that it was rationalizing product lines and that certain product revenues were being substantially reduced or eliminated within its Private Label business because Integra's customers found other sources during the supply disruptions earlier this year.
Gross margin decreased 1% to $129.1 million for the three-month period ended September 30, 2013 from $130.5 million for the same period last year. Gross margin as a percentage of total revenue decreased to 60.6% for the third quarter of 2013 from 62.1% for the same period last year. The decrease in gross margin percentage resulted primarily from increased quality costs at our manufacturing facilities and the impact of the manufacturer's excise tax that we capitalize in our inventory and subsequently record in cost of goods sold as these products are sold to third-party customers.
We expect our consolidated gross margin percentage for the full year 2013 to be between 60% and 61%, down compared to 2012. Costs related to the expansion of our regenerative medicine activities, continued downward pressure on our private-label and spine hardware product sales volumes, and the inclusion of the medical device tax will negatively affect our consolidated gross margin.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2013	2012
Research and development	6.1%	6.2%
Selling, general and administrative	45.0%	44.3%
Intangible asset amortization	1.4%	2.2%
Goodwill impairment charge	21.9%	—%
Total operating expenses	74.4%	52.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, amortization expense and goodwill impairment, increased $48.0 million, or 43%, to $158.8 million in the three months ended September 30, 2013, compared to $110.8 million in the same period last year.

Research and development expenses in the third quarter of 2013 decreased $0.1 million compared to the same period last year due to lower product development spending. We target full-year 2013 spending on research and development to be approximately 6.0% of total revenues.

Selling, general and administrative expenses in the third quarter of 2013 increased by $2.8 million to $95.9 million compared to $93.1 million in the same period last year. Selling and marketing expenses increased by $2.7 million, primarily resulting from a higher headcount of our sales force in Extremities and Neurosurgery as well as marketing and logistic groups in the United States. General and administrative costs were up $0.1 million, as a result of increases in compensation expenses fully offset by lower consulting costs supporting various projects.

Amortization expense in the third quarter of 2013 was $3.0 million compared to $4.6 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in 2013.

Operating expenses for the third quarter of 2013 also included a goodwill impairment charge of $46.7 million. The goodwill impairment charge is related to our U.S. Spine reporting unit. See Note 4 "Goodwill and Other Intangible Assets" to our condensed consolidated financial statements for further discussion.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Interest income	$38	$100
Interest expense	(5,316)	(5,549)
Other income (expense)	(263)	(31)

Interest Income and Interest Expense
Interest expense in the three months ended September 30, 2013 decreased by $0.2 million primarily as a result of capitalizing $0.8 million of interest expense on our qualified construction in progress balances. This amount was offset by an additional $0.3 million of higher interest because of increased borrowing on our revolving line of credit. Our reported interest expense for the three-month periods ended September 30, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $1.6 million and $1.8 million, respectively.
Other Income (Expense)
Other expense for the third quarter of 2013 was primarily attributable to foreign exchange losses on intercompany balances.
Income Taxes

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Income before income taxes	$(35,155)	$14,256
Income tax (benefit) expense	(6,605)	1,045
Effective tax rate	18.8%	7.3%

Our effective income tax rates for the three months ended September 30, 2013 and 2012 were 18.8% and 7.3%, respectively. For the three months ended September 30, 2013, the increase in the income tax rate compared to the same period in 2012 was primarily the result of the goodwill impairment charge as only a portion of the impairment charge was deductible for tax and a lower income within our U.S.-based operations relative to foreign operations, which created a favorable effect on our effective tax rate. Also, in the current quarter, we recorded a benefit of $2.3 million for the release of uncertain tax positions and related interest due to the expiration of the statute of limitations, which is offset by an expense of $0.2 million due to additional U.S. tax contingency reserves.

In September 2013, the Internal Revenue Service released final tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property. Also released were proposed regulations regarding dispositions of tangible property. The regulations are effective beginning January 1, 2014, however, early adoption is allowed. The Company does not believe the regulations will have a material impact on the Company's financial statements when they are adopted.

We expect our effective income tax rate for the full year to be approximately 36.3% resulting largely from the income tax impact associated with the goodwill impairment, offset with foreign earnings taxed at lower tax rates, as well as the expected release of tax contingency reserves. This estimate could be revised in the future as additional information is presented to the Company.

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
Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

Revenues and Gross Margin
For the nine-month period ended September 30, 2013, total revenues decreased by $1.0 million to $615.4 million from $616.4 million during the prior-year period.

Our total revenues for the nine-month period ended September 30, 2013, were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
U.S. Neurosurgery revenues were $125.9 million, in line with prior year. Capital sales were up mid-single digits as we saw growth in our critical care, cranial stabilization and stereotaxy lines.  These increases were offset by decreases in sales of our collagen products resulting from their lack of availability because of the recall.
U.S. Instruments revenues were $118.7 million, a decrease of 2% from the prior year. We experienced lower sales of our legacy lighting products due to some product discontinuation and conversion of the legacy xenon lighting products to LED lighting. There was softness in our alternate site sales due to pricing pressures and product discontinuation of some of our lower margin products.
U.S. Extremities revenues were $98.4 million, an increase of 7% from the prior year. This growth resulted from low-double digit growth in both our upper and lower extremities businesses, driven by new product introductions, including pyrocarbon implants. Sales of our dermal and wound care products were up high-single digits.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $133.4 million, a decrease of 7% from the prior year. In addition to general market softness and pricing pressure, our spine hardware product sales declined more than the market because of poor execution in the business and some distributor turnover.  Orthobiologics sales increased low-single digits and were affected by backorders in collagen ceramic bone void fillers in the first half of 2013.  Our supplies returned to normal levels by the end of the third quarter.  Sales growth in the rest of the portfolio offset much of this decrease, and demand for the overall orthobiologics line remains strong. Sales of our private label products were down significantly from the prior-year period due to the loss of some business to certain customers as related to the recall-related supply shortages.
International segment revenues were $139.0 million, an increase of 3% from prior year. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products, however, we cleared most of our backorders in the third quarter of 2013. We saw growth in our spine implants and dermal and wound businesses with several new product introductions and increasing product coverage in direct and indirect channels. We experienced some growth in Asia-Pacific and Latin America markets for our duraplasty products. Foreign currency unfavorably impacted our sales by $0.2 million.
Gross margin decreased 4% to $368.0 million for the nine-month period ended September 30, 2013 from $383.9 million for the same period last year. Gross margin as a percentage of total revenue decreased to 59.8% for the nine months of 2013 from 62.3% for the same period last year. The decrease in gross margin percentage resulted primarily from increases in reserves related to inventory associated with the recall and increased quality costs at our manufacturing facilities. Finally, in January, we began paying the manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. We elected to capitalize the excise tax in inventory and subsequently record in cost of goods sold as these products are sold to third-party customers, which had the impact of decreasing our gross margin by 0.7%.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2013	2012
Research and development	6.1%	6.2%
Selling, general and administrative	48.0%	44.9%
Intangible asset amortization	1.6%	2.3%
Goodwill impairment charge	7.6%	—%
Total operating expenses	63.3%	53.4%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, amortization expense and goodwill impairment, increased $61.0 million, or 19%, to $389.7 million in the nine months of 2013, compared to $328.7 million in the same period last year.
Research and development expenses in the nine months of 2013 decreased slightly compared to the same period last year due to lower spending on product development.
Selling, general and administrative expenses in the nine months of 2013 increased by $19.1 million to $295.7 million compared to $276.6 million in the same period last year. Selling and marketing expenses increased by $11.1 million primarily resulting from higher headcount. Additionally, U.S. Extremities' commission costs were higher as a result of increases in revenue.  General and administrative costs were up $8.0 million primarily because of higher headcount, increased expenses incurred in connection with the implementation of our global ERP system, and consulting costs to support various strategic projects.
Amortization expense in the nine months of 2013 decreased by $4.3 million to $9.7 million, compared to $14.0 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in the first half of 2013.

Operating expenses for the nine months of 2013 also included a goodwill impairment charge of $46.7 million. The goodwill impairment charge is related to our U.S. Spine reporting unit. See Note 4 "Goodwill and Other Intangible Assets" to our condensed consolidated financial statements for further discussion.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Interest income	$390	$893
Interest expense	(15,081)	(20,581)
Other income (expense)	(1,544)	(118)

Interest Income and Interest Expense
Interest income decreased in the nine-month period ended September 30, 2013 because the Company no longer holds any short-term investments in time deposit accounts held outside the United States as it did in the prior year period.
Interest expense in the nine-month period ended September 30, 2013 decreased by $5.5 million primarily as a result of the June 2012 repayment of our 2012 Senior Convertible Notes, which decreased our interest expense by $4.9 million. In addition, we capitalized $2.2 million of interest expense on our qualified construction in progress balances in 2013. This amount was offset by an additional $1.2 million of higher interest because of increased borrowing on our revolving line of credit. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.3 million as expected when using the effective interest method for its amortization in the nine month period ended September 30, 2012. Our reported interest expense for the nine-month periods ended September 30, 2013 and 2012 includes non-cash interest related to the accounting for convertible securities of $4.9 million and $8.3 million, respectively.
Other Income (Expense)
Other expenses of $1.5 million in 2013 were primarily attributable to a write off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
Income Taxes

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
(Loss) income before income taxes	$(37,915)	$35,418
Income tax (benefit) expense	(8,755)	7,000
Effective tax rate	23.1%	19.8%

The Company's effective income tax rates for the nine months ended September 30, 2013 and 2012 were 23.1% and 19.8%, respectively. For the nine months ended September 30, 2013, the increase in the income tax rate compared to the same period in 2012 primarily resulted from the tax impact of the goodwill impairment as only a portion of the impairment charge was deductible for tax and the release of uncertain tax positions.
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
We expect our effective income tax rate for the full year to be approximately 36.3%.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
United States	$166,555	$165,930	$473,740	$478,087
Europe	21,543	20,351	68,936	66,903
Rest of World	25,148	23,803	72,769	71,449
Total Revenues	$213,246	$210,084	$615,445	$616,439
Domestic revenues increased slightly to $166.6 million, or 78% of total revenues, for the three months ended September 30, 2013 from $165.9 million, or 79% of total revenues, for the three months ended September 30, 2012. International revenues increased to $46.7 million from $44.2 million in the prior-year period, an increase of 6%. Foreign exchange rate fluctuations accounted for a $0.1 million increase in revenues during the third quarter of 2013 as compared to the same period last year.
Domestic revenues decreased by 1% to $473.7 million, and were 77% of the total revenues, for the nine months ended September 30, 2013 from $478.1 million, or 78% of total revenues, for the nine months ended September 30, 2012. International revenues increased by 2% to $141.7 million and were 23% of total revenues, for the nine months ended September 30, 2013 from 138.4 million, or 22% of total revenues, for the nine months ended September 30, 2012. Foreign exchange rate fluctuations accounted for a $0.2 million decrease in revenues during the nine-month period ended September 30, 2013 as compared to the same period last year.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $118.9 million and $96.9 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, our non-U.S. subsidiaries held approximately $87.3 million of cash and cash equivalents that are available for use by our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$41,572	$62,503
Net cash used in investing activities	(40,169)	(49,503)
Net cash provided by (used in) financing activities	19,507	8,933
Effect of exchange rate fluctuations on cash	1,020	2,977
Net increase (decrease) in cash and cash equivalents	$21,930	$24,910

In 2013, we anticipate that our principal uses of cash will include payments of the new medical device excise tax in a range of $12.0 to $14.0 million. We also plan to spend approximately $55.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $41.6 million and $62.5 million for the nine months ended September 30, 2013 and 2012, respectively.
Changes in working capital decreased cash flows by approximately $18.5 million. Among the changes in working capital, accounts receivable provided $1.4 million of cash, inventory used $34.9 million of cash, prepaid expenses and other current assets used $0.3 million of cash, and accounts payable, accrued expenses and other current liabilities provided $14.2 million of cash.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2013, we paid $37.7 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation. We also paid $3.0 million for the acquisition of Tarsus Medical, Inc.
During the nine months ended September 30, 2012, we paid $44.4 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation. We had net purchases of $3.0 million in short-term time deposit accounts, which is the impact of changes in foreign exchange rates.
Cash Flows Provided by Financing Activities
Our principal sources of cash for financing activities in the nine months ended September 30, 2013 were $30.0 million of borrowings under our Senior Credit Facility offset by a repayment of $10.0 million and amendment costs of $1.1 million.
Our principal uses of cash for financing activities in the nine months ended September 30, 2012 were $155.0 million of borrowings under our Senior Credit Facility offset by the repayment of the liability component of our 2012 Notes of $134.4 million and $12.8 million of repayments under our Senior Credit Facility.
Working Capital
At September 30, 2013 and December 31, 2012, working capital was $388.3 million and $346.1 million, respectively.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2013, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility. The amendment modified certain financial and negative covenants as disclosed in Note 5 to the Financial Statements, the effect of which was to increase the Company’s capacity to borrow.
On June 21, 2013, the Company entered into a second amendment to the Senior Credit Facility. The amendment provides for an increase to the Company's Maximum Consolidated Total Leverage Ratio and permits the addition of certain costs and expenses in the calculation of the consolidated EBIDTA as disclosed in Note 5 to the Financial Statements. There were no other changes as a result of the second amendment. In connection with the June 21, 2013 amendment, the Company capitalized $1.1 million in incremental financing costs.
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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At September 30, 2013 and December 31, 2012, there was $341.9 million and $321.9 million, respectively, outstanding under the Senior Credit Facility at a weighted average interest rate of 1.9% and 1.8%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At September 30, 2013, there was approximately $258.1 million available, subject to certain limitations, for borrowing under the Senior Credit Facility.
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
Share Repurchase Plan
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first nine months of 2013 and $75.0 million remains available under the authorization.

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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.
Recently Issued Accounting Standards
On July 17, 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The revised standard allows entities to now use the Federal Funds Effective Swap Rate (which is the Overnight Index Swap Rate, or OIS rate, in the U.S.) as a benchmark interest rate for hedge accounting purposes under U.S. GAAP. Previously, only U.S. Treasury and London Interbank Offered Rate (LIBOR) rates could be used as benchmark interest rates in hedge accounting. In issuing the new guidance, which became effective July 17, 2013, the FASB responded to an increase in demand for hedging exposures to the OIS rate, driven partly by regulations that require collateralization and central clearing of over-the-counter derivatives. The guidance allows entities to develop new hedging strategies but doesn’t resolve ineffectiveness issues that arise in existing LIBOR hedges when the OIS rate is used to discount future cash flows. The standard adoption did not have a material impact on the Company's financial statements.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is in the process of evaluating the impact of this standard, but does not believe its adoption will have a material impact on the Company's financial statements.
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
We test our goodwill for impairment at least annually on July 31 of each year. We performed our most recent annual assessment on July 31, 2013 which resulted in a non-cash goodwill impairment charge of $46.7 million in our U.S. Spine reporting unit. As previously disclosed, the Company has monitored its U.S. Spine business and disclosed that it was at risk for impairment. In the third quarter, during the course of the annual strategic planning process, the Company determined that both the actual and expected income and cash flows for the U.S. Spine reporting unit were projected to be substantially lower than forecasts, and the U.S. spine market recovery may take longer than originally forecasted, including the current expectation of future significant negative pricing pressures. Factors that contributed to the impairment of the U.S. Spine reporting unit include broader market issues as well as company-specific issues. Company-specific issues have included turnover of some distributors, significant delays in new product introductions and other operational issues that negatively impacted the projected revenues and decreased their projected number by a material amount. As a result, the Company lowered its expectations of recovery in the U.S. market and its related impact on the U.S. Spine reporting unit. This revised outlook resulted in a reduction of the U.S. Spine forecasts of the sales, operating income and cash flows expected in 2014 and beyond and consequently, has resulted in an impairment charge.

To derive the fair value of the reporting units, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. The key assumptions impacting the valuation included:

•
The Company's financial projections for its reporting units, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•
The projected terminal value for each reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis.  The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Based on the results of step one of the impairment test, the Company determined that the carrying value of the U.S. Spine reporting unit exceeded its respective fair value, and accordingly, the Company proceeded to step two of the impairment test.

In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Step two of the impairment was initiated, but due to the time necessary to complete the analysis, has not been completed. The Company recorded its estimate of the goodwill impairment charge of $46.7 million which represents the remaining goodwill balance in the U.S. Spine reporting unit. The Company expects to finalize the step two analysis in the fourth quarter of 2013. Any adjustment, which the Company does not expect to be material to the impairment charge, would be recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income in that period. Only $5.5 million of the goodwill impairment charge was deductible for tax purposes.
Prior to performing the annual goodwill impairment tests for the U.S. Spine reporting unit, we tested long-lived assets to be held and used by this reporting unit for impairment on an undiscounted cash flow basis. Based on the results of this testing, there was no impairment.
Our assessment of whether any triggering events occurred through the quarter ended September 30, 2013 for which we should further analyze whether an impairment exists through that date did not result in the identification of such triggering events.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2013 would increase interest income by approximately $1.2 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates close to zero. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $116.3 million outstanding as of September 30, 2013. We recognized $0.5 million of additional interest expense related to this derivative during the three months ended September 30, 2013. The fair value of our interest rate derivative instrument was a net liability of $2.8 million at September 30, 2013.
Based on our outstanding borrowings at September 30, 2013, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $2.3 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as modified by the subsequent Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, have not materially changed other than the modifications to the risk factors as set forth below.
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

•	the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in their being removed from the market; and

•
the impact of goodwill and intangible asset impairment charges if future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions.

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
The FDA Safety and Innovation Act (FDASIA), which includes the Medical Device User Fee Amendments of 2012 (MDUFA III), as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they submit an application to market a device in the U.S. This will affect the fees paid to the FDA over the five-year period that FDASIA is in effect. As part of FDASIA, there are also new requirements regarding FDA Establishment Registration and Listing of Medical Devices. All

foreign manufacturers must register and list medical devices for sale in the U.S. All of our facilities comply with these requirements. That said, we also source products from foreign contract manufacturers. From this business practice, it is possible that some of our foreign contract manufacturers will not comply with the new requirements and choose not to register with the FDA.  In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the FDA Establishment Registration requirements.  If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
Our manufacturing facilities must be in compliance with FDA Quality System Regulations (current Good Manufacturing Practices). In addition, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, and labeling and promotion of medical devices. Moreover, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for Establishment Registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks (the “AATB”). The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank. Finally, the FDA issued new regulations regarding “Current Good Manufacturing Practice Requirements for Combination Products” on January 22, 2013. While we have not had any products approved or cleared through the FDA as Combination Products, these new regulations may apply to some of our product lines that were approved or cleared previously. There could be additional costs associated with compliance with these new Good Manufacturing Practice Requirements regulations for Combination Products.
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
We have received warning letters at our Plainsboro, New Jersey, Andover, England, and Anasco, Puerto Rico facilities. We have incurred, and will incur, expenses to remediate issues identified in those warning letters and other observations issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments until the violations identified in the warning letters have been corrected. If such remediation cannot be completed in a timely manner, we may not be able to produce certain products for a period of time or may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA's satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations. On September 24, 2013, the FDA issued a letter informing the Company that it had addressed the violations in the FDA warning letter related to the Company’s regenerative medicine facility in Plainsboro, New Jersey and that such warning letter had been closed out effective September 24, 2013. On October 24, 2013, the United States Food and Drug Administration began an inspection of the Añasco facility. We do not expect to comment on or otherwise discuss the FDA inspection until after the conclusion of the inspection.
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
Compliance with these regulations requires extensive documentation, Clinical Evaluation Reports for all products sold in the EU and other requirements. Requirements to meet these regulations can be costly and are mandatory to market our products in the EU. Many other countries outside the EU and the US have instituted new medical device regulations and/or revised current medical device regulations. These regulations often require extensive documentation, including clinical data and could require audits of our manufacturing facilities in order to gain approval to sell our products in that country. There are also associated fees with these new regulations. These regulations are required for all new products and re-registration of our medical devices, and could involve lengthy and expensive reviews, as well as potential suspensions of product sales during certain re-registration processes.
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
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The 2013 excise tax is estimated to be between $12 and $14 million. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could materially change the way health care is developed and delivered, and result in additional costs for us. The PPACA could reduce medical procedure volumes, impact the demand for our products or the prices at which we sell our products, and could have a material adverse effect on our business and/or results of operations.
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

•
the prevalence of physician-owned distributorships catering to the spinal surgery market has reduced and may continue to reduce our ability to compete effectively for business from surgeons who own such distributorships; and

•
there have been initiatives by third-party payors and foreign governmental health systems to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.

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
There were no repurchases of our common stock during the three months ended September 30, 2013 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On October 25, 2013, the Company, entered into a stock purchase agreement (the "Purchase Agreement") with Covidien Group S.a.r.l, a Luxembourg company ("Covidien"), for the acquisition by the Company of Confluent Surgical, Inc., a Delaware corporation ("Confluent Surgical") including its surgical sealant and adhesion barrier product lines. Pursuant to the Purchase Agreement, the Company will acquire all of the capital stock of Confluent Surgical.
Under the terms of the Purchase Agreement, the Company will pay Covidien an initial cash payment of $231.0 million upon the closing of the transaction and at that time make a prepayment of $4.0 million under a transitional supply agreement with an affiliate of Covidien. In addition, the Company may pay Covidien up to $30.0 million following the closing, contingent upon obtaining certain U.S. and European governmental approvals related to the completion of the transition of the Confluent Surgical business and the timely supply of products under the transitional supply agreement. The Company will also enter into a transition services agreement with an affiliate of Covidien at the closing. This acquisition complements Integra's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head. Since the acquisition occurred subsequent to September 30, 2013, the acquisition is not included in the results of operations for any of the periods presented.

ITEM 6. EXHIBITS

10.1
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013)

10.2	Compensation of Non-Employee Directors of Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.3	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.4	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Letter, dated September 24, 2013, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	October 30, 2013	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	October 30, 2013	/s/ John B. Henneman, III
John B. Henneman, III
Corporate Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

10.1
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013)

10.2	Compensation of Non-Employee Directors of Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.3	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

10.4	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Letter, dated September 24, 2013, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 28, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.