Form 10-K
period 2013-12-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2014-02-27
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $748.0 million based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 24, 2014 was 32,413,216.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 20, 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I

ITEM 1. BUSINESS
OVERVIEW
The terms “we,” “our,” “us,” “Company” and “Integra” refer to Integra LifeSciences Holdings Corporation, a Delaware corporation, and its subsidiaries unless the context suggests otherwise.
Integra, headquartered in Plainsboro, New Jersey, is a world leader in medical technology. The Company employs approximately 3,300 people around the world who are dedicated to limiting uncertainty for surgeons, so that they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic extremity surgery, neurosurgery, spine surgery, and reconstructive and general surgery. Revenues grew to $836.2 million in 2013, an increase of 1% from $830.9 million in 2012.
Integra was founded on a technology platform to repair and regenerate tissue with engineered collagen devices. The Company has developed numerous product lines for applications ranging from burn and deep tissue wounds to regeneration of dura mater in the brain and repair of nerve and tendon. Over the past 25 years, Integra has grown by building upon this core regenerative medicine technology, acquiring businesses in markets with overlapping customer bases and developing products to further meet the needs of its target customers.
VISION
We aspire to be a multi-billion dollar diversified global medical technology company that helps patients by limiting uncertainty for medical professionals, and is a high quality investment for shareholders. We will achieve these goals by delivering on our Brand Promises to our customers worldwide and by becoming a top player in all markets in which we compete.
STRATEGY
Our strategy is built around three pillars - optimize, execute and accelerate growth. These three pillars support our strategic initiatives to optimize our infrastructure, to deliver on our commitments through improved planning and communication, and to grow by introducing new products to the market through internal development, expanding geographically, and strategic acquisitions.
This is an essential strategic approach for two reasons. First, the costs inherent in operating a medical technology company have increased at an accelerating rate in recent years and continue rising. Scale is therefore correlated with rates of profitability in our industry. Second, our operating footprint is more complex and less efficient than it can be, in part because we have not taken full advantage of the more than 40 acquisitions in our history. While we have demonstrated that we can quickly and profitably integrate new products and businesses, and have an active program to evaluate similar opportunities, we must simplify our structure and processes into singular, common systems in order to continue to add scale efficiently and profitably.
To that end, our executive leadership team has set forth several near-term objectives aligned to this strategy:
Portfolio Optimization. Our investments in innovative product development should result in a multi-generational pipeline for our key products. Consistent with Integra's competitive advantage, our product development efforts will focus on regenerative medicine, and other projects with the potential for significant returns on investment. We are also funding clinical evidence to support successful launches and improved reimbursement for existing products. Further, we have identified low-growth, low-margin products and product franchises for discontinuation and will continue to look at ways of focusing our portfolio. Additionally, we are open to considering divestiture opportunities under the appropriate circumstances.
Geographic Expansion. We generate less than one quarter of our revenues from markets outside the United States whereas most large medical device companies earn around half of their revenues internationally. We therefore see an opportunity to accelerate revenue growth by increasing our international presence. We are securing ownership or other control of our product registrations and distribution system, and expanding our infrastructure in key markets. We also have a prioritized plan for registering and launching our existing products in countries where we already have some selling presence, but are missing key leading brands. We expect these efforts to increase our international business to a larger proportion of our overall revenues.
Strategic Corporate Development. Over the years, we have successfully acquired and in-licensed businesses, products and technologies to grow our business. Our corporate development program is a core competency, and an important part of our strategy is to continue to pursue strategic transactions and licensing agreements to increase scale. Heading into 2014, integrating the DuraSeal® product lines will be a key objective, as will identifying additional opportunities. Acquisitions in particular may add a technology, expand international distribution, leverage one of our existing sales channels, or provide a new channel for an existing technology. These capabilities are increasingly important to remain competitive in today's environment.

Structural Cost Reduction. We have a large and complex manufacturing and distribution footprint. We have initiated plans to generate higher marginal profit and increase cash flow by optimizing these operations around five centers of excellence. In addition, we have a significant number of suppliers for a company of our size, and have centralized strategic sourcing and procurement efforts. As a result, we expect to reduce our number of suppliers by 30%, which will help us lower our costs and to reduce our expenditures on goods and services. In conjunction with these activities, we are optimizing our inventory planning to increase cycles and decrease working capital requirements. Overall, these structural efficiencies should drive significant savings in our income statement and increase our cash flows.
Common Systems Implementations. Our initiatives rely upon complexity reduction and common processes across our global operations. We have two important efforts underway to enable that simplification. First, we are well along in an implementation of a common enterprise resource planning system ("ERP"), which will allow for more useful management information and much reduced administrative complexity. Second, we are building a common corporate quality system, which will enable a consistent approach across locations, reduce redundancies, and increase overall efficiency in this important function. Additionally, we have begun a global commercial effectiveness initiative, which will give us a common approach to our marketing efforts. These efforts will enable us to remove costs and complexity from our operations, leverage our existing capabilities as we grow, and integrate future acquisitions more quickly.
Finally, to ensure that our colleagues work together to achieve these strategic objectives, we are investing in training programs, and developing our leadership deeper in the organization. These objectives and investments are building the foundation necessary to support a growing, multi-billion dollar global medical technology company. Taken together, our strategy to execute, optimize and accelerate growth will enable us to become a company that helps limit uncertainty for our customers and touches millions of patients each year, while driving returns for our shareholders.
BUSINESS SEGMENTS
We currently manufacture and sell our products in the following five reportable business segments: U.S. Neurosurgery, U.S. Extremities, U.S. Instruments, U.S. Spine and Other, and International. We included financial information regarding our reportable business segments and certain geographic information under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14, "Segment and Geographic Information" to our consolidated financial statements.
U.S. Neurosurgery
Our U.S. Neurosurgery sales organization sells a full line of products specifically for neurosurgery and neuro critical care. We have products for each step of a cranial procedure and the care of the patient after surgery. Our key products include dural repair products (both dural closure and dural sealants), tissue ablation equipment, intracranial monitoring equipment, cranial stabilization equipment, and cerebral spinal fluid (“CSF”) management devices. We sell equipment used in the neurosurgery operating room and neurosurgery intensive care unit (“NICU”). We sell our products through directly employed sales representatives.
U.S. Extremities
Extremity reconstruction is a growing area of the orthopedic market. We define extremity reconstruction to mean the repair of soft tissue and the orthopedic reconstruction of bone in the foot, ankle and leg below the knee (Lower Extremity), and the hand, wrist, elbow and shoulder (Upper Extremity). Our key products include bone and joint fixation devices, implants and instruments for osteoarthritis, rheumatoid arthritis, wrist and shoulder arthroplasty, carpal tunnel syndrome, and cubital tunnel syndrome. Other key products include our regenerative medicine devices for the treatment of acute and chronic wounds, peripheral nerve repair and protection and tendon repair, and bone graft substitutes. We sell our products through a large direct sales organization and through specialty distributors focused on their respective surgical disciplines.
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

U.S. Spine and Other
Our U.S. Spine and Other segment offers comprehensive spinal fusion technologies that surgeons use along the full length of the spine, as well as a broad and differentiated offering of related orthobiologics. Our key spinal hardware products include integrated interbody fusion devices, minimally invasive solutions, and deformity correction. We market and sell a complete line of orthobiologics, including demineralized bone products, collagen ceramic matrices and pure synthetic bone grafting solutions. We sell our products through specialty distributors focused on our spine and orthopedic surgeon customers, as well as through some direct sales representatives.
This segment also includes private-label sales of a broad set of our regenerative medicine technologies. Our customers are other large medical technology companies that sell to end markets primarily in orthopedics and wound care.
International
The International segment sells similar products to those discussed above, but they are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Latin/South America, Asia-Pacific, Australia, New Zealand and Canada.
PRODUCTS - OVERVIEW
We offer thousands of products for the medical specialties we target. We distinguish ourselves by emphasizing the importance of regenerative medicine, which we define as surgical implants derived from our proprietary collagen matrix technology and other biologic platforms. Our objective is to develop, acquire or otherwise provide products that will limit uncertainty for hospitals and surgeons. These products include our regenerative medicine implants, metal implants, instruments and equipment for orthopedic surgery, neurosurgery and general surgery.
In 2013, approximately 23% of our revenues came from collagen-based regenerative medicine products. While these products vary in composition and structure, they operate under similar principles. We build our matrix products from collagen, which is the basic structural protein that binds cells together in the body. Our matrices (whether for the dura mater, dermis, peripheral nerves, tendon or bone) provide a scaffold to support the infiltration of the patient's own cells and the growth of blood vessels. Eventually, those infiltrating cells consume the collagen of the implanted matrix and promote the development of a new native extracellular matrix. In their interaction with the patient's body, our collagen matrices provide an environment to inhibit the formation of scar tissue, so the implant is absorbed over time, leaving healthy native tissue in its place. This basic technology can be applied to many different procedures. We sell these regenerative medicine products through most of our sales channels and reach additional markets through our private-label sales.
RESEARCH AND DEVELOPMENT STRATEGY
Our research and development activities focus on identifying unmet surgical needs and meeting those needs with innovative solutions and products. We apply our core competency in regenerative medicine to products for neurosurgical, orthopedic and spinal applications, and we have extensive programs in neuro-monitoring, cranial stabilization, tissue ablation, spine, extremity fixation, and joint arthroplasty. In addition to our activities aimed at acquiring or in-licensing new products, we are optimizing our current portfolio through product franchise review and rationalization. We are focusing our development efforts on innovative products with an emphasis on clinical research and product efficacy.
Regenerative Medicine. Because implants derived from our regenerative medicine platform represent a fast-growing, high-margin opportunity for us, we allocate a large portion of our research and development budget to these products. Our regenerative medicine development program applies our expertise in biomaterials and collagen matrices to neurosurgical, orthopedic and spinal surgery applications, as well as dermal regeneration, tendon and nerve repair, and chronic and acute wounds. Integra is conducting a multi-center, randomized, controlled clinical trial under an FDA Investigational Device Exemption (IDE) comparing the safety and effectiveness of INTEGRA® Dermal Regeneration Template to the standard of care for the treatment of diabetic foot ulcers.  Integra completed enrollment in the clinical trial in December 2013. The pivotal trial enrolled 307 patients at 32 sites, and all patients are followed for up to 28 weeks. Once patient follow-up is complete, which is expected to occur in mid-2014, this data will form the foundation for submission to the United States Food and Drug Administration (FDA).
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
We have based our strong orthobiologic product development capability on our bone matrix technology and our collagen technology, which is the basis of our osteoconductive collagen ceramic scaffold. We continue to develop line extensions based on these foundation technologies that further complete our offerings and we will continue to invest in the development of new novel technologies for bone grafting.
Neurosurgery. We focus on expanding the market for our dural repair products, and on developing the next generation tissue ablation system.
Instruments. We work with a number of principally German instrument partners to bring new patterns to the market, enabling us to add new instruments with minimal R&D expense. Our lighting franchise is among the more dynamic, leading to ongoing development in LED technology.
COMPETITION
Our competition in extremity reconstruction includes the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, Tornier, Inc., Wright Medical Group, Inc., Zimmer, Inc., and Small Bone Innovations, Inc., as well as other major orthopedic companies that carry a full line of small bone and joint fixation and soft tissue products.
Competitors in the spine and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Biomet, Inc., Globus Medical Inc., NuVasive, Inc., Orthofix, Stryker Corporation, Zimmer, Inc., and Alphatec Spine, Inc.
Our primary competitors in the neurosurgery markets are Johnson & Johnson, Medtronic, Inc., and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies and larger companies that do not otherwise focus on neurosurgery.

Within the instruments market, we compete with the Aesculap division of B. Braun Medical Inc., as well as V. Mueller, a division of CareFusion. In addition, we compete with Symmetry Medical and many smaller instrument companies in the reusable and disposable specialty instruments markets. We rely on the depth and breadth of our sales and marketing organization and our procurement operation to maintain our competitive position in surgical instruments and allied surgical products.
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
GOVERNMENT REGULATION
We are a manufacturer and marketer of medical devices, and therefore are subject to extensive regulation by the Food and Drug Administrations ("FDA") and the Center for Medicare Services of the U.S. Department of Health and Human Services and other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling (such as issuing a final rule in 2013 for a unique device identifier for virtually all medical devices), promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, and other matters.
Our Plainsboro, New Jersey manufacturing facility was inspected by the FDA during the third quarter of 2011 which resulted in the issuance of FDA Form 483 observations, and we subsequently received a warning letter from the FDA on December 21, 2011 related to that inspection. The Plainsboro warning letter was closed out effective September 24, 2013 because the FDA found that the Company had addressed the issues raised in the warning letter and previous inspectional observations.
The FDA inspected our manufacturing facility in Andover, England in June 2012. On November 5, 2012, we received a warning letter related to quality systems issues at the Andover manufacturing facility. Finally, the FDA inspected our Añasco, Puerto Rico facility in October and November 2012, and issued a warning letter for that facility in February 2013. On November 26, 2013, the FDA completed its second inspection of the Añasco facility and issued a new Form 483 with six additional observations. We have undertaken significant efforts to remediate the observations that the FDA has made since the conclusion of the inspections, and relieving the warning letters is a top priority.
The regulatory process of obtaining product approvals and clearances can be onerous and costly. The FDA requires, as a condition to marketing a medical device in the United States, that we secure a Premarket Notification clearance pursuant to Section 510(k)

of the Federal Food, Drug and Cosmetic Act (the “FD&C Act”), an approved Premarket Approval application (or supplemental PMA application). Obtaining these approvals and clearances can take up to several years and may involve preclinical studies and clinical trials. The FDA may also require a post-approval clinical trial as a condition of approval. To perform clinical trials for significant risk devices in the United States on an unapproved product, we are required to obtain an Investigational Device Exemption (“IDE”) from the FDA. The FDA may also require a filing for FDA approval prior to marketing products that are modifications of existing products or new indications for existing products. Moreover, after clearance/approval is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require us to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. Because we currently export medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States, we are required to obtain approval/registration in the country we are exporting to and maintain certain records relating to exports and make these available to the FDA for inspection, if required.

The FDA Medical Device User Fee and Modernization Act of 2002 and the FDA Amendments Act of 2007 established regulations governing user fees for certain regulatory submissions to the FDA. Currently user fees are required for 510(k), PMA's, certain PMA supplements, PMA annual reports, FDA Establishment Registrations and other regulatory submissions.
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
Some HCT/Ps fall within the definition of a biological product, medical device or drug regulated under the FD&C Act. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from the FDA.
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
Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and Quality System requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Union Medical Device Directive ("MDD"), medical devices must meet the Medical Device Directive standards and receive CE Mark Certification prior to marketing in the European Union (the “EU”). CE Mark Certification requires a comprehensive Quality System program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the European Union member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Device Directive, ISO 9000 series and ISO 13485 are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with these standards.
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
Third-Party Reimbursement. Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.
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
AccuDrain®, Accell®, Accell Evo3®, Advansys®, Atoll ™, Ascension®, Bold®, Budde®, Buzz ™, Camino®, CRW®, Coral®, CUSA®, Daytona®, DenLite®, DuraGen®, DuraSeal®, DynaGraft® II, First Choice®, Hallu®, HeliCote®, HeliPlug®, HeliTape®, HeliMend®, Helistat®, Helitene®, Hintegra®, Hollywood™, ICOS™, Inforce®, Integra®, Integra Mozaik™, Jarit®, Licox®, LimiTorr™, Luxtec®, Malibu™, Manta Ray™, Miltex®, Movement®, NanoMetaleneTM, NeuraGen®, NeuraWrap™, NewPort™, NuGrip™, Omni-Tract®, OrthoBlast® II, OSV II®, Qwix®, Padgett®, Panta®, Redmond™, Ruggles®, SafeGuard®, SeaSpine®, Sonoma™ , Subtalar MBA®, TenoGlide®, Titan™ , Trel-X™, Trel-XC®, Trel-XPressTM, Tibiaxys®, Uni-CP™, Uni-Clip®, Universal2™, Zuma™, and the Integra logo are some of the material trademarks of Integra LifeSciences Corporation and its subsidiaries. MAYFIELD® is a registered trademark of SM USA, Inc., and is used by Integra under license.
EMPLOYEES
At December 31, 2013, we had approximately 3,300 employees engaged in production and production support (including warehouse, engineering and facilities personnel), quality assurance/quality control, research and development, regulatory and clinical affairs, sales, marketing, administration and finance. Except for certain employees at our facilities in France and Mexico, none of our employees is subject to a collective bargaining agreement.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Financial information about our geographical areas is set forth under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Geographic Product Revenues and Operations” and in our financial statements Note 14, “Segment and Geographic Information,” to our consolidated financial statements.

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

SEASONALITY
Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. The main exceptions to this pattern occur because of material intervening acquisitions.

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

•
physicians' willingness to adopt our recently launched and planned products, third-party payors' willingness to provide or continue reimbursement for any of our products and our ability to secure regulatory approval for products in development;

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
Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•
economic conditions worldwide, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•
changes in the rates of exchange between the U.S. dollar and other currencies of foreign countries in which we do business, such as the euro, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials, including energy and steel;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	expenditures for major initiatives, such as our global ERP implementation and the validation of our new regenerative medicine facility;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

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
Our primary competitors in the neurosurgery markets are Medtronic, Inc., Johnson & Johnson, and Stryker Corporation. In addition, many of our neurosurgery product lines compete with smaller specialized companies or larger companies that do not otherwise focus on neurosurgery. Our competitors in extremity reconstruction include the DePuy/Synthes business of Johnson & Johnson, Stryker Corporation, and Zimmer Inc., as well as other major orthopedic companies that carry a full line of reconstructive products. We also compete with Wright Medical Group, Inc., Small Bone Innovations, Inc., Tornier, Inc. and other companies in the extremity reconstruction market category. Our competitors in the spinal implant and orthobiologics markets include Medtronic, Inc., Johnson & Johnson, Stryker Corporation, Zimmer, Inc., NuVasive, Inc., Biomet, Inc., Globus Medical, Inc., Alphatec Spine, Inc., Orthofix, and several smaller, biologically focused companies. In surgical instruments, we compete with the Aesculap division of B. Braun Medical, Inc., as well as V. Mueller, a division of CareFusion. In addition, we compete with Symmetry Medical Inc. and many smaller instrument companies in the reusable and disposable specialty instruments markets. Our private-label products face diverse and broad competition, depending on the market addressed by the product. Finally, in certain cases our products compete primarily against medical practices that treat a condition without using a device or any particular product, such as the medical practices that use autograft tissue instead of our dermal regeneration products, duraplasty products and nerve repair products.

Our current strategy involves growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
In addition to internally generated growth, our current strategy involves growth through acquisitions. Between January 1, 2011 and December 31, 2013, we have acquired 3 businesses at a total cost of approximately $159.4 million. Subsequent to year-end, on January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $231.0 million and at that time made a separate prepayment of $4.0 million under a transitional supply agreement with an affiliate of Covidien.
We may be unable to continue to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
Our future financial results could be adversely affected by impairments or other charges.
Since we have grown through acquisitions, we have $249.8 million of goodwill and $49.9 million of indefinite-lived intangible assets as of December 31, 2013. Under the authoritative guidance for determining the useful life of intangible assets, we are required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We are also required to test goodwill and indefinite-lived intangible assets for impairment between annual tests if an event occurs such as a significant decline in revenues or cash flows for certain products, or the discount rates used in the calculations of discounted cash flow change significantly, or circumstances change that would more likely than not reduce our enterprise fair value below its book value. If such a decline, rate change or circumstance were to materialize, we may record an impairment of these intangible assets that could be material to the financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
The guidance on long-lived assets requires that we assess the impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. As of December 31, 2013, we had $299.1 million of finite-lived intangible assets.
At December 31, 2013 our tradenames have a carrying value of $66.5 million and decisions relating to our trade names may occur over time as our re-branding strategy continues to be implemented. Additionally, we may discontinue certain products in the future as we continue to assess the profitability of our product lines. As a result, we may need to record impairment charges or accelerate amortization on certain trade names or technology-related intangible assets in the future.
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

The adoption of healthcare reform in the United States and initiatives sponsored by other governments may adversely affect our business, results of operations and/or financial condition.
Our operations may be substantially affected by potential fundamental changes in the political, economic and regulatory landscape of the healthcare industry. Government and private sector initiatives to limit the growth of healthcare costs are continuing in the U.S., and in many other countries where we do business, causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. These initiatives include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements.
In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform by implementing a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. Because the substantial majority of our revenues is generated in the United States, the Affordable Care Act has affected our financial results.
In addition, the Affordable Care Act also requires detailed disclosure of gifts and other remuneration made to healthcare professionals, which may have a negative impact on our relationships with customers and ability to seek input on product design or involvement in research.
Other provisions of the Affordable Care Act could meaningfully change the way healthcare is developed and delivered in the United States, and may adversely affect our business and results of operations.
There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. We cannot predict what healthcare programs and regulations will ultimately be implemented at the U.S. federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could have a material adverse effect on our business, financial condition and results of operations.
Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in other markets where we do business.
Further, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device purchases and the consolidation of medical device suppliers used by hospitals.
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
Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:

•
as mentioned above, the Affordable Care Act, which is intended to expand access to health insurance coverage over time, will result in major changes in the United States healthcare system that could have an adverse effect on our business, including a 2.3% excise tax on U.S. sales of most medical devices, implemented in 2013, which has adversely affected our earnings;

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

•
in the United States, local Medicare coverage as well as commercial carrier coverage determinations will reduce or eliminate reimbursement or coverage for certain of our wound matrix products as well as other collagen products in most regions, negatively affecting our market for these products, and future determinations could reduce or eliminate reimbursement or coverage for these products in other regions and could reduce or eliminate reimbursement or coverage for other products;

•
there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States some of whom prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•
there has been a growing movement of physicians becoming employees of hospitals and other healthcare entities, which aligns surgeon product choices with his or her employers' purchasing decisions, and adds to pricing pressures;

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
We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could:

•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve rigorous and expensive pre-clinical and clinical testing, as well as increased post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the indicated uses of our products.

We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis. The failure to receive approval or clearance for significant new products or modifications to existing products on a timely basis could have a material adverse effect on our financial condition and results of operations.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA's Quality System Regulation (QSR), which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components, and documentation practices. As another example, the Federal Medical Device Reporting regulation requires us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement, or refund of such devices, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.
The FDA has been increasing its scrutiny of the medical device industry and the government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.
We have outstanding FDA warning letters related to our Andover, England and Añasco, Puerto Rico facilities. We have incurred, and will incur, expenses to remediate issues identified in those warning letters and other observations issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments for our Añasco, Puerto Rico facility (the “Añasco Facility”) until the violations identified in the warning letter have been corrected. If such remediation cannot be completed in a timely manner, we may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA's satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations. On November 26, 2013, the FDA completed an inspection of the Añasco Facility. The Añasco Facility is operating subject to an FDA warning letter dated February 13, 2013 that relates to quality systems and compliance issues. The inspection began on October 25, 2013 and focused primarily on the issues raised in the February 13, 2013 warning letter. At the end of the inspection, the FDA issued a new Form 483 with six observations, relating to Corrective and Preventative Action (“CAPA”), quality system procedures and instructions, procedures pertaining to complaints, procedures pertaining to checking and maintaining equipment, procedures for finished device acceptance and procedures to prevent contamination of equipment or products. Of these, the FDA designated the first observation, related to CAPA, and the third observation, related to complaint procedures, as repeat observations. The FDA did not issue repeat observations about validated processes, document control procedures, process control procedures or schedules for the adjustment, cleaning and maintenance of equipment. The Company had committed to several corporate-wide corrections and additional site corrections and will continue to complete these within the timeframes provided to the FDA in order to remediate the observations that the FDA has made.
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
The FDA issued a final rule on September 24, 2013 to establish a system to adequately identify devices through distribution and use. This rule requires the label of medical devices to include a unique device identifier (“UDI”), except where the rule provides for an exception or alternative placement. The labeler must submit product information concerning devices to FDA's Global Unique Device Identification Database, unless subject to an exception or alternative. The system established by this rule requires the label and device package of each medical device to include a UDI and requires that each UDI be provided in a plain-text version and in a form that uses automatic identification and data capture technology. If the device is intended to be used more than once and intended to be reprocessed before each use, then there is a requirement for the UDI to be directly marked on the device itself. This regulation will require significant resources and expense to comply with the regulation.
In addition, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for Establishment Registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks (the “AATB”). The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank. Finally, the FDA issued new regulations regarding “Current Good Manufacturing Practice Requirements for Combination Products” on January 22, 2013. While we have not had any products approved or cleared through the FDA as Combination Products, these new regulations may apply to some of our product lines that were approved or cleared previously. There could be additional costs associated with compliance with these new Good Manufacturing Practice Requirements regulations for Combination Products.
We manufacture medical devices that are subject to various electrical safety standards. Many countries have adopted the recommendations of the International Electrotechnical Commission (“IEC”) for the safety and effectiveness of medical electrical equipment. The IEC is a non-profit, non-governmental international standards organization that prepares and publishes International

Standards for all electrical, electronic and related technologies. Their updated standards were implemented in some markets starting in July 2012 and have continued to be adopted over the following years worldwide. If we cannot comply with these standards, we may not be able to sell some of our products in the affected markets. Most of our affected products have already been modified to meet the new standards and are substantially in compliance with these standards. Except in limited circumstances, we do not anticipate any delays in selling our products in the markets that have adopted the IEC updated standards.
In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for "off-label" uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and a required corporate integrity agreement with the federal government imposing significant administrative obligations and costs, and potential evaluation from federal health care programs.
Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.
Certain of our products contain materials derived from animal sources and may become subject to additional regulation.
Certain of our products, including our dermal regeneration products, duraplasty products, biomaterial products for the spine, nerve and tendon repair products and certain other products, contain material derived from bovine tissue. In 2013 approximately 23% of our revenues were attributable to products containing material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. In 2013, the World Organization for Animal Health (OIE) recommended that the United States risk classification for BSE be upgraded from controlled risk to negligible risk.
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
We cannot be certain that our new devices and procedures will be able to replace those established treatments or that physicians, the medical community or third-party payors, including Medicare, Medicaid, private and public health insurers and foreign governmental health systems, will accept and utilize our devices or any other medical products that we may develop. For example, greater market acceptance of our wound graft products may ultimately depend on our ability to demonstrate that higher rates of reimbursement are justified because they are an attractive and cost-effective alternative to other treatment options. Additionally, if there are negative events in the industry, whether real or perceived, there could be a negative impact on the industry as a whole. For example, we believe that some in the medical community have lingering concerns over the risk of disease transmission through the use of natural bone graft substitutes.
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
Market acceptance of our products depends on many factors, including our ability to convince prospective collaborators and customers that our technology is an attractive alternative to other technologies, to manufacture products in sufficient quantities and at acceptable costs, and to supply and service sufficient quantities of our products directly or through our distribution alliances. In addition, unfavorable reimbursement methodologies, or adverse determinations of third-party payors, including Medicare, Medicaid, private and public health insurers, and foreign governmental health systems, against our products or third-party determinations that favor a competitor’s product over ours, could harm acceptance or continued use of our products. The industry is subject to rapid and continuous change arising from, among other things, consolidation, technological improvements, the pressure on governments, third-party payors and providers to reduce healthcare costs, and healthcare reform legislation and initiatives domestically and internationally. One or more of these factors may vary unpredictably, and such variations could have a material adverse effect on our competitive position. We may not be able to adjust our contemplated plan of development to meet changing market demands.

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
Disruptions in the financial markets may adversely affect the availability and cost of credit to us.

The Company’s Senior Credit Facility and 2016 Notes (both hereinafter defined) all mature in 2016. Subsequent to December 31, 2013 we incurred additional borrowing under our Senior Credit Facility, and as a result we have approximately $651.9 million of outstanding borrowings under these two financing arrangements. The Company may attempt to refinance or extend, either or both of these obligations, over the next 12-18 months depending on prevailing market conditions. Our ability to refinance or extend these obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.

It may be difficult to replace some of our suppliers.
Outside vendors, some of whom are sole-source suppliers, provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for many of these components and raw materials are available, any interruption in supply of a limited or sole-source component or raw material could harm our ability to manufacture our products until a new or alternative source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired. We believe that these factors are most likely to affect the following products that we manufacture:

•	our collagen-based products, such as the Integra® Dermal Regeneration Template and wound matrix products, the DuraGen® family of products, and our Absorbable Collagen Sponges;

•	our products made from silicone, such as our neurosurgical shunts and drainage systems and hemodynamic shunts;

•	products which use many different specialty parts from numerous suppliers, such as our intracranial monitors and catheters; and

•	products that use pyrolytic carbon (i.e., PyroCarbon) technology, such as certain of our reconstructive extremity orthopedic implants.

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
In connection with our Confluent Surgical acquisition in January 2014, we entered into a multi-year supply agreement with an affiliate of the seller to continue to manufacture the acquired surgical sealant and adhesion barrier product lines.
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
Damage to our manufacturing, development or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in Southern California. Our Añasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm, earthquake and wind damage. Our Plainsboro, New Jersey facility is vulnerable to hurricane damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
In addition, certain of our surgical instruments have some manufacturing processes performed by third parties in Pakistan, which is subject to political instability and unrest, and we purchase a much smaller amount of instruments directly from vendors there. Such instability could interrupt our ability to sell surgical instruments to our customers and could have a material adverse effect on our revenues and earnings. While we have developed a relationship with an alternative provider of these services in another country, and continue to work to develop other providers in other countries, we cannot guarantee that we will be completely successful in establishing all of these relationships. Even if we are successful in establishing all of these alternative relationships, we cannot guarantee that we will be able to do so at the same level of costs or that we will be able to pass along additional costs to our customers.
Further, we manufacture certain products in Europe and our European headquarters is located in France, which has experienced labor strikes. Thus far, strikes have not had a material impact on our business; however, if such strikes were to occur, there is no assurance that they would not disrupt our business, and any such disruption could have a material adverse effect on our business.
An experienced third party hosts and maintains the enterprise business system used to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. Currently, we are developing a comprehensive disaster recovery plan for the Company’s infrastructure. As we have not put such a plan in place, we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key software applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material adverse effect on the business.

We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities.

We plan on consolidating several facilities in 2014, and may further consolidate our operations in the future in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these initiatives, we may also lose favorable tax incentives or not be able to renew leases on acceptable terms. We may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays, implementation issues or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

We are exposed to a variety of risks relating to our international sales and operations, including fluctuations in exchange rates, local economic conditions and delays in collection of accounts receivable.
We generate significant revenues outside the United States in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. For those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.
Since we have operations based outside the United States and we generate revenues and incur operating expenses in multiple foreign currencies including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars, we experience currency exchange risk with respect to those foreign currency-denominated revenues and expenses.
We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. For a description of our use of derivative financial instruments, see Note 5, “Derivative Instruments” in our consolidated financial statements.
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

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors. AdvaMed (U.S.), EucoMed (Europe), MEDEC (Canada), and MTAA (Australia), some of the principal trade associations for the medical device industry, promulgate model codes of ethics that set forth standards by which its members should (and non-member companies may) abide in the promotion of their products; AdvaMed is undergoing initiatives in Latin America and Asia Pacific to develop regional codes of ethics there as well. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we regularly train our sales and marketing personnel on our policies regarding sales and marketing practices. Pursuant to the revised AdvaMed Code, we have certified our adoption of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation, state legislation and foreign legislation requires detailed disclosure of gifts and other remuneration made to healthcare professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.
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
We may experience difficulties implementing our new global enterprise resource planning system
We are engaged in a multi-year implementation of a new global enterprise resource planning system to improve our operational efficiency. The ERP is designed to accurately maintain our financial reporting data and provide information to our management team important to the operation of the business. Our ERP has required, and will require, the investment of significant human and financial resources. The implementation of this new ERP system involves numerous risks, including disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system’s functionality, and disruption of our financial reporting process. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs, or other difficulties. Any significant disruption or deficiency in the design or implementation of the ERP could adversely affect our ability to estimate supply chain needs, plan production requirements, process orders, ship product, send invoices and track payments, fulfill contractual obligations, accurately forecast sales, or otherwise operate our business, all of which could negatively impact sales and profits.

We are dependent on information technology and if we fail to properly maintain the integrity of our data, our business could be materially affected.

We are increasingly dependent on sophisticated information technology for our infrastructure and to support business decisions. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

In addition, third parties may attempt to hack into our systems and may obtain data relating to patients or the Company’s proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, the Securities and Exchange Commission adopted new disclosure regulations for public companies that manufacture products that contain certain minerals (i.e., tin, tantalum, tungsten or gold) known as conflict minerals, if these conflict minerals are necessary to the functionality or production of our products. These regulations require such companies to report annually whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of tin, tantalum, tungsten and gold used in the manufacture of medical devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant conflict minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to determine the origins for these conflict minerals or determine that these conflict minerals are DRC conflict-free, which may harm our reputation. We may also face difficulties in satisfying any customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and result in a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source tin, tantalum, tungsten and gold, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of the filing of this Annual Report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2013 fiscal year.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Plainsboro, New Jersey. Our principal manufacturing and research facilities are located in California, Massachusetts, New Jersey, Ohio, Pennsylvania, France, Germany, Ireland, Mexico, Puerto Rico and the United Kingdom. Our instrument procurement operations are located in Germany. Our primary distribution centers are located in Nevada, Ohio, Pennsylvania, Australia, Belgium, Canada and France. In addition, we lease several smaller facilities to support additional administrative, assembly, and distribution operations. Third parties own and operate the facilities in Nevada and Belgium. We own our facilities in Biot, France, Andover, United Kingdom, and Rietheim-Weilheim, Germany and certain facilities in Ohio and Pennsylvania and we lease all of our other facilities. We also have repair centers in California, Massachusetts, Ohio, Australia and Germany.
Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with Quality System regulations. For further information regarding the status of FDA inspections, see the "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update on Remediation Activities" sections in this Form 10-K.

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

The Company manufactures and sells certain extremities products internationally pursuant to a license agreement that the licensor has indicated it will terminate effective October 20, 2014 after the parties were unable to resolve disagreements under the license agreement. Revenues for products sold under that license agreement approximated $5.5 million in 2013. Subject to certain conditions described in the license agreement, Integra may sell the remaining inventory of covered products after the expiration of the license agreement. The licensor currently is conducting an audit of the Company’s activities under the license agreement. At this time, we cannot predict whether the licensor will bring any claims against the company or whether those claims, if successful, would have a material, adverse effect on the financial results of the company Should the licensor bring any claims against the Company, the Company might assert counterclaims against the licensor.

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
Market Information, Holders and Dividends
Our common stock trades on The NASDAQ Global Market under the symbol “IART.” The following table lists the high and low sales prices for our common stock for each quarter for the last two years:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$47.84	$41.00	$41.72	$35.99
Third Quarter	$42.48	$36.70	$42.76	$35.71
Second Quarter	$39.42	$31.84	$38.18	$31.61
First Quarter	$44.11	$39.01	$35.74	$23.22
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
The number of stockholders of record as of February 24, 2014 was approximately 743, which includes stockholders whose shares were held in nominee name.
Sales of Unregistered Securities
There were no sales of unregistered securities during the years ended December 31, 2013, 2012 or 2011.
Sale of Registered Securities
In November 2013, we sold 4.025 million shares of our common stock (including 525,000 shares from the exercise of the underwriters’ option for additional shares) in a registered public offering to a select group of underwriters through a Registration Statement on Form S-3 (File No. 333-192079) that was declared effective by the Securities and Exchange Commission on November 4, 2013. The shares of common stock were sold at a price of $40.00 per share (before underwriting discounts and commissions). The aggregate offering proceeds were $161.0 million. Following the sale of the common stock, the public offering terminated.
We incurred total offering costs of approximately $8.5 million, which includes the amounts paid for underwriters' discounts and commissions of 5.0%, and other offering costs. The net proceeds of the offering were $152.5 million after deducting these expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
We have used the entire net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance during 2013.
The foregoing represents our best estimate of our use of proceeds for the period indicated.
Issuer Purchases of Equity Securities
On June 3, 2011, the Company’s Board of Directors authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering.
In addition to the authorization above, on October 23, 2012, the Company's Board of Directors authorized the repurchase of up to $75.0 million of its outstanding common stock through December 2014.
There have been no shares of common stock repurchased by the Company under any of these authorizations in the year ended December 31, 2013.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Operating Results:
Total revenues, net	$836,214	$830,871	$780,078	$732,068	$682,487
Costs and expenses (1)	839,858	757,089	725,166	633,374	584,663

Operating income (loss)	(3,644)	73,782	54,912	98,694	97,824
Interest income (expense), net (2) (3)	(19,345)	(21,032)	(27,175)	(18,131)	(22,596)
Other income (expense), net	(1,801)	(721)	757	1,551	(2,076)
Income (loss) before income taxes	(24,790)	52,029	28,494	82,114	73,152
Provision for (benefit from) income taxes	(7,813)	10,825	505	16,445	22,197
Net income (loss)	$(16,977)	$41,204	$27,989	$65,669	$50,955
Diluted net income (loss) per share	$(0.60)	$1.44	$0.95	$2.17	$1.74
Weighted average common shares outstanding for diluted net income (loss) per share	28,416	28,516	29,495	30,149	29,292

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Financial Position:
Cash, cash equivalents	$120,614	$96,938	$100,808	$128,763	$71,891
Total assets	1,196,229	1,163,599	1,144,109	1,017,308	940,102
Long-term borrowings under the revolving portion of the senior credit facility(2)	186,875	321,875	179,688	—	160,000
Long-term debt(3)	205,182	197,672	352,576	294,842	148,754
Retained earnings	285,046	302,023	260,819	232,830	167,161
Stockholders’ equity(4)	670,180	517,775	492,638	499,963	444,885

(1)
In 2013, we recorded a $46.7 million goodwill impairment charge related to our Spine reporting unit. See Note 2 "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" to our consolidated financial statements for further discussion.

In 2011, we recorded a total of $13.3 million in stock-based compensation charges related to our former chief executive officer employment agreement extension, accelerated vesting of his outstanding shares upon the appointment of the new chief executive officer, and his minimum annual stock-based compensation award which was fully vested on the date of grant.

(2)
For each of the periods presented we report the borrowings outstanding under the revolving portion of our Senior Credit Facility as long-term debt based on our current intent and ability to repay the borrowings outside of the following twelve-month periods. At December 31, 2013, we have a total of $186.9 million outstanding under our Senior Credit Facility and $413.1 million available for future borrowings.

Subsequent to year-end, in January 2014, we borrowed an additional $235.0 million from the Senior Credit Facility in connection with our acquisition of Confluent Surgical, Inc.; these additional borrowings are not reflected in the amounts above.

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

(4)
In 2013, we sold 4.025 million shares of our common stock at a price of $40.00 per share. The aggregate offering proceeds were $161.0 million. The net proceeds of the offering were $152.5 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses.

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
GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so they can concentrate on providing the best patient care. Integra provides customers with clinically relevant, innovative and cost-effective products that improve the quality of life for patients. We focus on cranial and spinal procedures, small bone and joint injuries, the repair and reconstruction of soft tissue, and instruments for surgery.
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
We manufacture many of our products in plants located in the United States, Puerto Rico, France, Germany, Ireland, the United Kingdom and Mexico. We also source most of our handheld surgical instruments, specialty metal and pyrocarbon implants, and dural sealant products through specialized third-party vendors.
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

•
Unique Sales Footprint. Our medical technology investment and manufacturing strategy provides us with a unique set of customer call-points and synergies. We have market-leading products across our portfolio providing both scale and depth in solutions for a broad set of clinical needs across many departments in the healthcare system - for example, many neurosurgeons also perform spine surgeries, and our instruments division calls on hospitals across the United States. We also have clinical expertise across all of our channels in the United States, and have an opportunity to expand and leverage this expertise in markets worldwide.  Many of our customers are facing pressure placed upon them by healthcare reform and the affordable care act.  In response to our customers’ needs for clinical and technical solutions across multiple departments and clinical areas, we have developed and deployed our Enterprise Clients Group.  The mission of the Enterprise Client Group’s efforts is to bring unique clinical solutions to even the most difficult healthcare issues in our key accounts across multiple clinical sites and multi-hospital integrated delivery networks.

•
Ability to Change and Adapt. Our corporate culture is truly what enables us to adapt and reinvent ourselves. We have demonstrated that we can quickly and profitably integrate new products and businesses. This core strength has made it possible for us to grow over the years, and is key to our ability to grow into a multi-billion dollar company.

ACQUISITIONS
Our strategy for growing our business includes the acquisition of complementary product lines and companies. Our recent acquisitions of businesses, assets and product lines may make our financial results for the year ended December 31, 2013 not directly comparable to those of the corresponding prior-year period. See Note 3, “Acquisitions and Pro Forma Results” to our consolidated financial statements for a further discussion.
From January 2011 through December 2013, we acquired the following businesses, assets and product lines:
In January 2013, we acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales of acquired products. Tarsus Medical, Inc. is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.
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

Subsequent to year-end, on January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including their surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $231.0 million. The Company paid Covidien an initial cash payment of $231.0 million upon the closing of the transaction and at that time made a separate prepayment of $4.0 million under a transitional supply agreement with an affiliate of Covidien. In addition, the Company may pay Covidien up to $30.0 million following the closing, contingent upon obtaining certain U.S. and European governmental approvals related to the completion of the transition of the Confluent Surgical business and the timely supply of products under the transitional supply agreement. The Company also entered into a transition services agreement with an affiliate of Covidien at the closing. This acquisition complements Integra's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head. Since the acquisition occurred subsequent to December 31, 2013, the acquisition is not included in the results of operations for any of the periods presented.
FACILITY OPTIMIZATION ACTIVITIES
As a result of our ongoing acquisition strategy and significant growth in recent years, we have undertaken cost-saving initiatives to consolidate manufacturing and distribution facilities and transfer activities, implement a global enterprise resource planning system, eliminate duplicative positions, realign various sales and marketing activities, and to expand and upgrade production capacity for our regenerative medicine products. We expect that during 2014 we will continue to build inventories and incur additional expenses related to the facilities consolidation and transfer activities; however, the benefits of these efforts and expenditures will contribute to our financial results in 2015 and beyond.
While we expect a positive impact from ongoing restructuring, integration and manufacturing transfer and expansion activities, such results remain uncertain.
RESULTS OF OPERATIONS
Executive Summary
Our net loss in 2013 was $17.0 million, or $0.60 per diluted share, as compared to net income of $41.2 million, or $1.44 per diluted share in 2012 and net income of $28.0 million, or $0.95 per diluted share in 2011.
Our 2013 operating results were negatively impacted by the following events:

•
Our 2013 total revenues were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products. The recall caused significant supply disruptions resulting in a decrease in our worldwide revenue and a larger than usual total backorder during the first half of the year. Increases in reserves related to inventory associated with the recall and increased quality costs at our manufacturing facilities negatively impacted our gross margin.

•
In January 2013, we began paying the manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. The impact of this tax on our gross margin compared to 2012 was a decrease of 0.8%.

•
Operating expenses increased due to higher headcount and increased expenses incurred in connection with the implementation of our global ERP system, and consulting costs to support various strategic projects.

•
Operating expenses for the year include a goodwill impairment charge in our U.S. Spine reporting unit of $46.7 million. See Note 2 "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" to our consolidated financial statements for further discussion.

Our 2012 revenues compared to 2011 increased $50.8 million, which generated approximately $35.0 million of additional gross margin. Costs and expenses increased as new headcount, especially in selling, general and administrative, joined the Company either through acquisitions or new hires. Costs and expenses in 2011 included an incremental stock-based compensation expense of $13.3 million related to our former CEO's employment agreement and the accelerated vesting of awards upon appointment of our new CEO. These items resulted in our operating income increasing from 2011 to 2012.
Changes in income before taxes result from the operating items described above and changes in interest expense, which decreased in 2013 and 2012 as our 2012 convertible notes matured and a portion of our interest cost was capitalized in our construction in progress balance.
Income tax expense increased in 2012 and decreased sharply in 2013 as a result of significant changes in U.S. income.

Special Charges
Income (loss) before taxes includes the following special charges:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Manufacturing facility remediation costs	$8,230	$7,939	$5,830
Global ERP implementation charges	24,264	16,384	17,068
Structural optimization charges	8,793	10,098	2,956
Certain expenses associated with product recalls	3,431	—	—
Certain employee termination charges	1,205	1,356	2,705
Discontinued product lines charges	—	1,368	3,926
Acquisition-related charges	3,113	2,808	5,253
Impairment charges	47,078	141	2,648
European entity restructuring charges	—	—	378
Convertible debt non-cash interest (1)	6,463	8,520	10,521
Certain executive compensation charges	—	—	13,391
Financing charges	—	—	790
Total	$102,577	$48,614	$65,466

(1)
The 2013 and 2012 amounts have been reduced by $1.0 million and $1.6 million, respectively, representing the non-cash interest that was capitalized as a component of the historical cost of assets constructed for the Company's own use. See Note 2 "Summary of Significant Accounting Policies" of our consolidated financial statements for more information.

The items reported above are reflected in the consolidated statements of operations as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of goods sold	$18,153	$16,425	$13,418
Research and development	968	—	669
Selling, general and administrative	30,255	23,669	37,420
Intangible asset amortization	—	—	2,648
Goodwill impairment charge	46,738	—	—
Interest expense	6,463	8,520	11,311
Total	$102,577	$48,614	$65,466

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude as we implement certain tax planning strategies. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, some of the special charges discussed above could recur with similar materiality in the future. In 2010 we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and will continue to do so during 2014.
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

Update on Remediation Activities
Remediation activities in our regenerative medicine facility in Plainsboro, New Jersey affected revenues and gross margin in the year 2013 and 2012. We received a warning letter from the FDA in December 2011, related to quality systems and compliance issues at that plant. The letter resulted from an inspection held at that facility in August 2011, and did not identify any new observations that were not provided in the Form 483 that followed the inspection. The warning letter did not restrict our ability to manufacture or ship products, nor did it require the recall of any product. In June and July 2012, the FDA again inspected the regenerative medicine facility. The second inspection closed out on July 30, 2012 and a FDA Form 483 Inspectional Observations was issued. On July 16, 2013, the FDA began its third inspection of the Plainsboro facility and focused primarily on the issues raised in the warning letter and in previous inspections of the Plainsboro facility. At the conclusion of the inspection, the FDA found that the Company had addressed the issues raised in the warning letter and previous inspectional observations, and it issued no other inspectional observations. In reaching this conclusion, the FDA determined that the Company’s remediation activities were effective and its quality management system was adequate and the warning letter was closed out effective September 24, 2013.
The FDA inspected our neurosurgery manufacturing facility in Andover, England in June 2012. On November 5, 2012, we received a warning letter dated November 1, 2012 related to quality systems issues at that facility. The warning letter identified violations related to corrective and preventative actions, process validations, internal quality audits, and internal review of the suitability and effectiveness of the quality system at defined intervals. Since the conclusion of the FDA inspection in June 2012, we have undertaken significant efforts to remediate the observations that the FDA has made and continue to do so. We have provided the FDA with monthly status reports and are working cooperatively with the FDA to resolve any outstanding issues.
On February 14, 2013, we received a warning letter from the FDA relating to quality systems issues at our manufacturing facility located in Añasco, Puerto Rico. We filed the FDA warning letter as an exhibit to a Current Report on Form 8-K on February 19, 2013. The letter resulted from an inspection conducted at that facility during October and November 2012. On February 15, 2013 we stopped distribution of our collagen products manufactured in the Añasco facility in order to confirm that we had successfully validated all such products and engaged a third-party consultant having appropriate quality system regulations expertise to confirm such validations. On February 22, 2013 the third-party consultant certified the completeness of such validations and we resumed distribution of collagen products from the Añasco, Puerto Rico facility.
On April 10, 2013, we initiated a voluntary recall of certain products manufactured in our Añasco facility between December 2010 and May 2011 and between November 2012 and March 2013. Specific lots of these products, as described below, were recalled because we identified that there may have been deviations from required processes in their production. We identified through an internal quality assurance review that we may have deviated from a production process during the manufacturing of specific lots of collagen products during the periods described. The product lots in question passed all product finished goods testing including endotoxin testing, are sterile, and were tested and accepted for release. However, due to the process deviation, they may have been released with higher levels of endotoxins than permitted by the product specifications. Higher levels of endotoxins may result in a fever in the immediate postoperative period. There have been no reports of patient injuries or other adverse events attributable to the products subject to the recall. We continue to manufacture all such products in our Añasco facility.
We believe that most of the recalled product lots manufactured between December 2010 and May 2011 have already been consumed, and that therefore, the recall of those lots will not have a material financial impact. However, the return of products, manufactured between November 2012 and March 2013, which were substantially sold in the first three months ended March 31, 2013, directly reduced revenues in the year ended December 31, 2013 by $3.4 million. As we anticipated, we were not able to produce all the affected products quickly enough to meet the demand from customers throughout 2013. Such supply shortages resulted in lower revenues in the year ended December 31, 2013. Also, as expected the recall and supply shortages had a significant impact on the U.S. Neurosurgery, U.S. Spine and Other, and International segments in the year 2013. By the end of the fourth quarter, the Company had reduced its backorders of products manufactured at the Añasco facility to an insubstantial level from the level that prevailed at the beginning of 2013.
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
We met with the Office of Compliance at the Center for Devices and Radiological Health on March 26, 2013. We presented our plans for both immediate remediation and our corporate plan for the development and implementation of a single Quality System for the entire Company. We have engaged former FDA professionals as third party consultants to work with us on our remediation plans. We also met with the Office of Compliance at the FDA San Juan, Puerto Rico office to discuss the remediation plans at the Añasco, Puerto Rico facility. We have prioritized senior level quality and regulatory staff to address the quality system improvement plans at all of our facilities. On July 16, 2013, FDA initiated an inspection of our Plainsboro, NJ facility. At the end of the inspection no FDA Inspectional Observations were issued. FDA closed the Warning Letter at the Integra Plainsboro facility on September 24, 2013. On October 24, 2013, the United States Food and Drug Administration began an inspection of the Añasco facility. At the end of the inspection on November 26, 2013, the FDA issued a new Form 483 with six additional observations relating to Corrective and Preventative Action (“CAPA”), quality system procedures and instructions, procedures pertaining to complaints, procedures pertaining to checking and maintaining equipment, procedures for finished device acceptance and procedures to prevent contamination of equipment or products. These observations did not impact our ability to manufacture and sell product. We had committed to several corporate-wide corrections and additional site corrections and will continue to complete these within the timeframes provided to the FDA in order to remediate the observations that the FDA has made.
We have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the year ended December 31, 2013 and 2012, we incurred $8.2 million and $7.9 million in remediation activities expenses, respectively, consisting of consulting expenses and other work activities required to complete our remediation activities, and we expect to incur similar types of expenses during 2014, albeit at lower spending levels. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.
Revenues and Gross Margin
Our revenues and gross margin on product revenues were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Orthopedics	$374,640	$369,312	$328,933
Neurosurgery	278,672	277,527	272,538
Instruments	182,902	184,032	178,607
Total revenues	836,214	830,871	780,078
Cost of goods sold	334,085	314,427	299,150
Gross margin on total revenues	$502,129	$516,444	$480,928
Gross margin as a percentage of total revenues	60.0%	62.2%	61.7%
Revenues by Reportable Segment
Net sales by reportable segment for the three years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. Neurosurgery	$172,250	$171,278	$165,652
U.S. Instruments	159,627	162,323	155,833
U.S. Extremities	134,683	122,847	98,109
U.S. Spine and Other	179,940	190,546	174,479
International *	189,714	183,877	186,005
Total revenues	$836,214	$830,871	$780,078
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.

Revenues
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012.
For the year ended December 31, 2013, total revenues increased by $5.3 million or 1%, to $836.2 million from $830.9 million during the prior year. Domestic revenues were essentially flat at $642.7 million and were 77% of total revenues for the year ended December 31, 2013. International revenues were up 3% at $193.5 million as compared to 2012. Foreign exchange fluctuations had a negligible impact on revenues for the year.
Our total revenues for the year ended December 31, 2013, were negatively affected by our voluntary recall of certain products manufactured in our Añasco, Puerto Rico facility, including DuraGen® Dural Graft Matrix products.
U.S. Neurosurgery revenues were $172.3 million, an increase of 1% from the prior year. Capital sales were up as we saw growth in our critical care, cranial stabilization, tissue ablation and stereotaxy lines. These increases were offset by decreases in sales of our collagen products and loss of market share resulting from the recall related supply shortage, and decreases in shunts.
U.S. Instruments revenues were $159.6 million, a decrease of 2% from the prior year. We saw sustained growth in sales of our LED surgical headlamp, and our retractor sales have increased. We experienced lower sales of our legacy lighting products due to some product discontinuation and conversion of the legacy xenon lighting products to LED lighting. Alternate-site sales decreased due to product discontinuation of some of our lower margin products. Hospital starts also decreased during the year resulting in fewer large orders in the second half of the year, driving a weaker revenue result in our acute-care franchise.
U.S. Extremities revenues were $134.7 million, an increase of 10% from the prior year. This growth resulted from double digit increases in both our upper and lower extremities businesses driven in part by new product introductions, including shoulder implants. Sales of our dermal and wound care products were up high-single digits.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $179.9 million, a decrease of 6% from the prior year. In addition to general market softness and pricing pressure in spine hardware, our product sales declined more than the market because of poor execution in the business and some distributor turnover. That said, spine hardware began to improve toward the end of the year. Orthobiologics sales increased mid-single digits and were affected by backorders in collagen ceramic bone void fillers in the first half of 2013. Our supplies returned to normal levels by the end of the third quarter and we have seen a sequential increase in sales in the fourth quarter. The demand for the overall orthobiologics line remains strong and partially offsets some of the softness in hardware. Sales of our private label products were down significantly from the prior-year period resulting from the loss of some business to certain customers because of the recall-related supply shortages, and changes in the demand of components that we manufacture for our strategic partners.
International segment revenues were $189.7 million, up 3% from the prior year. Our sales around the world were affected by the recall of our collagen products and backorders on these recalled products; however, we cleared most of our backorders in the third quarter of 2013. We saw growth in our spine implants across all geographies, increases in our dermal and wound businesses with several new product introductions, and increasing product coverage in direct and indirect channels. We experienced some growth in Asia-Pacific and Latin America markets for our duraplasty products.
With our global reach, we generate revenues in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues.
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.
For the year ended December 31, 2012, total revenues increased by $50.8 million or 7% to $830.9 million from $780.1 million during 2011. Domestic revenues increased by 9% to $642.8 million and were 77% of total revenues for the year ended December 31, 2011. International revenues were essentially flat at $188.1 million. Foreign exchange fluctuations, arising primarily from a weaker euro throughout the year compared to the U.S. dollar, accounted for a $6.8 million decrease in revenues for the year ended December 31, 2012. On a constant currency basis, our overall revenues increased 7% compared to 2011.
U.S. Neurosurgery revenues were $171.3 million, an increase of 3% from 2011. The increase resulted from stronger sales of our market-leading duraplasty products and cranial stabilization products and strength in our critical care.
U.S. Instruments revenues were $162.3 million, an increase of 4% from 2011. We continued to experience strong sales within instruments, largely driven by strength in our acute care sales channel, and continued growth of our LED surgical headlamp product, which was launched in late 2011, and sales to our alternate site customers.
U.S. Extremities revenues were $122.8 million, an increase of 25% from 2011. This growth resulted primarily from significant increases in sales of our dermal and wound care products. Sales of our metal implants also increased more than 30%, especially products for the foot and ankle and hand and wrist, in part because of the acquisition of Ascension Orthopedics in September 2011.

U.S. Spine and Other revenues, which include our Spine hardware, orthobiologics and private label products, were $190.5 million, an increase of 9% from 2011. We continued double digit growth in our orthobiologics business, led by a strong demand for our EVO3 and Integra Mozaik products. Our sales team was focused on signing up new distributors, essential to our incremental growth, and as a result we saw some increases in sales. Our Spine hardware products also experienced double-digit growth over 2011 despite continuing price erosion because of increasing competition, in part because of the acquisition of SeaSpine in May 2011.
International segment revenues were $183.9 million, down 1% from 2011. Foreign currency fluctuations, arising primarily from a weaker euro throughout the year, compared to the U.S. dollar in 2011, accounted for a $6.8 million decrease in the revenue for the year ended December 31, 2012. Our sales in Europe declined 6%, but on a constant currency basis sales would have been in line with prior year. We saw decreases in capital spending as European hospitals continued to control costs and manage their budgets. Our Rest of World markets posted a 5% increase.  The Neurosurgery and Extremities product categories posted the strongest performances from a product standpoint. We continued to expand our growth in China as we transitioned to a new distribution network.
Gross Margin
Gross margin as a percentage of revenues was 60.0% in 2013, 62.2% in 2012, and 61.7% in 2011. Cost of product revenues in 2013, 2012, and 2011 included $2.2 million, $2.8 million, and $3.3 million, respectively, in fair value inventory purchase accounting adjustments recorded in connection with acquisitions, and $6.7 million, $6.6 million, and $8.2 million, respectively, of amortization for technology-based intangible assets inclusive of impairments.
The decrease in gross margin percentage from 2012 to 2013 resulted primarily from increases in reserves related to inventory associated with the recall, increased quality costs at our manufacturing facilities and the medical device excise tax that we capitalize in our inventory and subsequently record in cost of goods sold as these products are sold to third-party customers.
The increase in gross margin percentage from 2011 to 2012 resulted primarily from favorable product mix and lower amortization expense offset by increased spending on quality processes and remediation costs.
We expect our consolidated gross margin percentage for the full year 2014 to be between 61% and 62%, subject to the finalization of the purchase price accounting for our Confluent Surgical acquisition. We expect our gross margin will see increases from improved product mix - with more sales in the orthopedics and DuraSeal® lines - and improvements in yield as we resolve FDA inspection issues.
Other Operating Expenses
The following is a summary of other operating expenses as a percent of total revenues:

	Years Ended December 31,
	2013	2012	2011
Research and development	6.2%	6.1%	6.6%
Selling, general and administrative	47.1%	44.9%	45.9%
Intangible asset amortization	1.5%	2.2%	2.1%
Goodwill impairment charge	5.6%	—%	—%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, intangible asset amortization expense, and goodwill impairment charge, increased $63.1 million or 14% to $505.8 million in 2013, compared to $442.7 million in the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased slightly to $52.1 million in 2013, compared to $51.0 million in 2012 and $51.5 million in 2011. The increase in research and development cost from 2012 to 2013 was primarily due to higher spending on a clinical trial for a wound care product, further development of our shoulder lines, and the impairment of an in-process research and development intangible asset, offset in part by lower costs from site closures that occurred in 2012. The slight decrease in research and development from 2011 to 2012 was mostly driven by a reduction in headcount.

We target full-year 2014 spending on research and development to be approximately 6% of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the year ended December 31, 2013 increased by $21.1 million or 5.7% to $394.3 million compared to $373.1 million in the same period last year. Selling and marketing expenses increased by $13.4 million primarily resulting from higher headcount compared to last year, and the U.S.

Extremities' commission costs were higher as a result of increases in revenue. General and administrative costs were up $7.8 million primarily because of higher headcount, increased expenses incurred in connection with the implementation of our global ERP system, and consulting costs to support various strategic projects.
Selling, general and administrative expenses for the year ended December 31, 2012 increased by $15.0 million or 4.2% to $373.1 million compared to $358.1 million in 2011. Selling and marketing expenses increased by $24.3 million, primarily resulting from a higher proportion of sales through distributors, which generally have a higher cost than the direct selling model. Additionally, bonuses and commission costs were higher as a result of increases in revenue and headcount. We also added significantly to our planning and customer services departments.  Furthermore, we incurred $1.1 million of expenses in the second quarter to terminate an exclusive product distribution agreement with a former distributor in China, which included the transfer of certain product registration rights back to us. General and administrative costs were down $9.3 million, primarily because of prior year incremental charges of $13.3 million of stock based-compensation related to executive changes and $1.7 million of acquisition related costs that did not repeat in the current period. These decreases were offset by increases in our spending on the global enterprise resource planning system, accrued non-selling bonuses, consulting and other costs related to various strategic projects and the addition of our SeaSpine and Ascension operations.
For 2014, we expect general and administrative expenses to be down slightly compared to 2013 as a percentage of revenue as we will have fewer special charges once we launch our ERP system in the U.S., and experience less remediation costs in the quality area. We also expect selling expenses to decrease as a percentage of revenue as we reach scale in our orthopedic lines. We expect our reported selling, general, and administrative expenses to be between 44% and 45% of revenue in 2014.
INTANGIBLE ASSET AMORTIZATION. Amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) in the year ended December 31, 2013 was $12.7 million compared to $18.5 million last year. The decrease is primarily due to certain intangible assets becoming fully amortized in the first half of 2013.
In 2012, amortization expense (excluding amounts reported in cost of product revenues for technology-based intangible assets) increased by $2.1 million to $18.5 million compared to $16.4 million in 2011. The increase primarily resulted from amortization of the significant intangible assets added as part of our Ascension acquisition that occurred during the third quarter of 2011.
We may discontinue certain products in the future as we continue to assess the profitability of our product lines. As our profitability assessment evolves, we may make further decisions about our trade names and incur additional impairment charges or accelerated amortization. We expect total annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with 1) acquired IPR&D, and 2) intangible assets that may be capitalized as a result of our Confluent Surgical acquisition in January 2014) to be approximately $18.4 million in 2014, $16.5 million in 2015, $14.3 million in 2016, $12.5 million in 2017 and $12.1 million in 2018.
Operating expenses for the year ended December 31, 2013 also included a goodwill impairment charge of $46.7 million. The goodwill impairment charge is related to our U.S. Spine reporting unit. See Note 2 "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" to our consolidated financial statements for further discussion.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income	$443	$1,205	$465
Interest expense	(19,788)	(22,237)	(27,640)
Other income (expense)	(1,801)	(721)	757
Total non-operating income and expense	$(21,146)	$(21,753)	$(26,418)

Interest Income and Interest Expense
Interest income decreased for the year ended December 31, 2013 because the investment yields of accounts held outside of the United States have declined as compared to the prior-year. Interest income on our invested cash in 2013, 2012 and 2011 was $0.4 million, $1.2 million and $0.5 million, respectively.
Interest expense was $19.8 million, $22.2 million and $27.6 million in 2013, 2012 and 2011, respectively. Interest expense in 2013 decreased by $2.4 million primarily as a result of the June 2012 repayment of our 2012 Senior Convertible Notes, which decreased our interest expense by $4.9 million. In addition, we capitalized $3.2 million of interest expense on our qualified construction in progress balances in 2013, which is $0.7 million less than we capitalized in 2012. These decreases were partially offset by an additional $1.1 million of higher interest expense because of increased borrowing on our revolving line of credit and $0.2 million of additional amortization of financing costs relating to our Senior Credit Facility amendment in 2013. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.4 million as expected when using the effective interest method for its amortization in 2013.
Our reported interest expense for the years ended December 31, 2013, 2012 and 2011 includes non-cash interest related to the accounting for convertible securities of $6.5 million, $8.5 million and $10.6 million, respectively. The expense was primarily associated with the principal amount of the outstanding 2016 Notes and 2012 Notes, and interest and fees related to our $600.0 million senior secured credit facility. In 2013 and 2012, we capitalized a total of $1.4 million and $1.6 million of non-cash interest, respectively, and included it in the historical cost of assets constructed for the Company's own use.
Interest expense in the year ended December 31, 2012 decreased by $5.4 million primarily as a result of the June repayment of our 2012 Notes and capitalizing a portion of our interest cost relating to certain assets constructed for our internal use.
Our reported interest expense for the years ended December 31, 2013, 2012 and 2011 included $2.3 million, $2.7 million and $3.4 million, respectively, of non-cash amortization of debt issuance costs. The 2011 amount includes approximately $0.8 million of fees expensed in connection with our refinancing in June 2011.
Other Income (Expense)
Other expense of $1.8 million in 2013 was primarily attributable to a write-off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
In 2012, net other expense of $0.7 million consisted predominantly of foreign exchange losses.
In 2011, net other income of $0.8 million consisted of research and development reimbursements from third-party partners and foreign governments, partially offset by foreign exchange losses.
Income Taxes
Our effective income tax rate was 31.5%, 20.8% and 1.8% of income before income taxes in 2013, 2012 and 2011, respectively. See Note 10, “Income Taxes,” in our consolidated financial statements for a reconciliation of the United States federal statutory rate to our effective tax rate.
In 2013 our full-year worldwide income decreased significantly, primarily due to the impairment of goodwill (which primarily created a non-deductible tax event for the current year), and an overall decrease of earnings generated in the United States and around the world. The foreign effective tax rate decreased as well due to the shift in the mix of earnings, minimal benefits associated with the goodwill impairment charge, and a loss of income tax benefits in France as a result of a French tax law change that was enacted on December 30, 2013. This increase was partially offset by a reversal of $3.8 million of accrued uncertain tax positions, which includes interest. Additionally, the Company recorded a tax benefit in the fourth quarter of 2013 of $1.0 million related to the correction of a deferred tax item relating primarily to 2011.
In 2012, our full-year worldwide income increased significantly, primarily due to the increase of earnings generated in the United States. The shift in the mix of earnings caused a significant increase in our worldwide effective tax rate. This increase was partially offset by a reversal of $2.6 million of reserves, which includes interest for uncertain tax positions.
In 2011, we recorded a reversal of $2.5 million of reserves, which included interest, for uncertain tax positions due to matters that were considered effectively settled. We recorded additional tax expenses of $1.7 million for a correction to a state deferred tax asset relating to 2009 and recorded a tax benefit of $2.2 million relating to the correction of various deferred tax items for periods prior to 2011 that largely impacted foreign operations. These amounts were not material to the current or prior periods and were therefore recorded in 2011.
Our effective tax rate could vary from year to year depending on, among other factors, the geographic and business mix and taxable earnings and losses. We consider these factors and other, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets. We estimate the range of our worldwide effective income tax rate for 2014 to be approximately 21% to 22%.
We have recorded a valuation allowance of $9.0 million against the remaining $110.2 million of gross deferred tax assets recorded at December 31, 2013. This valuation allowance relates to deferred tax assets for which the Company does not believe it has satisfied the more likely than not threshold for realization. We do not anticipate additional income tax benefits through future reductions in the valuation allowance. However, if we determine that we would be able to realize more or less than the recorded amount of net deferred tax assets, we will record an adjustment to the deferred tax asset valuation allowance in the period such a determination is made. Our deferred tax asset valuation allowance decreased $5.2 million in 2013, $18.1 million in 2012, and $4.3 million in 2011.

At December 31, 2013 we had net operating loss carryforwards of $50.8 million for federal income tax purposes, $36.1 million for foreign income tax purposes and $51.4 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $18.9 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $17.2 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.

As of December 31, 2013, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $190.7 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $30.9 million at December 31, 2013.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate  a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.
GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues that the various U.S. segments manage that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below – these revenues are not significant. Total revenue by major geographic area consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$642,694	$642,830	$589,946
Europe	93,977	90,920	97,184
Rest of World	99,543	97,121	92,948
Total Revenues	$836,214	$830,871	$780,078
In 2013, sales to our U.S. customers were essentially flat compared to the prior year. We saw increases in our reconstructive, neurosurgery and orthobiologics business; however, these gains were offset by decreases in spine hardware, instruments, and private label. European sales increased approximately 3% in 2013 compared to the prior year resulting primarily from increases in sales of spine hardware. Sales to customers in the Rest of the World region increased approximately 2% for the year ended December 31, 2013 due largely to spine hardware across all geographies, and instruments in Asia.
In 2012 sales to our U.S. customers increased approximately 9% compared to the prior year, resulting from a full-year impact of the SeaSpine and Ascension acquisitions, with steady increases in all of our U.S. segments sales. European sales declined approximately 6% in 2012 compared to the prior year resulting primarily from changes in foreign exchange rates, which had an impact on our neurosurgery and orthopedics products, and to a lesser extent, instruments. Sales to customers in the Rest of the World region increased approximately 5% for the year ended December 31, 2012. We experienced this increase in all product lines across all Rest of the World geographies.
With our global reach, we generate revenues and incur operating expenses in multiple foreign currencies, including euros, British pounds, Swiss francs, Canadian dollars, Japanese yen, and Australian dollars. Accordingly, we will experience currency exchange risk with respect to those foreign currency denominated revenues and operating expenses. The Company generated revenues denominated in foreign currencies of $134.2 million, $133.3 million and $142.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
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

Economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain, have been steadily improving through 2013. Accounts receivable from customers in these countries represented approximately $6.1 million of our total accounts receivable balance of which $0.7 million was reserved at December 31, 2013. At December 31, 2012, the accounts receivable from customers in these countries was $4.3 million of which $0.4 million was reserved. We continually evaluate receivables for potential collection risks associated with our customers. If the financial condition of customers or their respective countries’ healthcare systems continue to deteriorate it may negatively impact our results in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $120.6 million and $96.9 million at December 31, 2013 and 2012, respectively.
We determined that our existing cash, future cash to be generated from operations, and our remaining $413.1 million of borrowing capacity under our senior secured revolving credit facility at December 31, 2013, if needed, will satisfy our foreseeable working capital, debt repayment and capital expenditure requirements for at least the next twelve months.
In 2014, we anticipate that our principal uses of cash will include between $45.0 million and $55.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. Additionally, we will continue to build inventories in preparation for our facilities consolidations in 2014.
At December 31, 2013, our non-U.S. subsidiaries held approximately $96.1 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the United States or used for United States operations, certain amounts could be subject to United States tax for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Year Ended December 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$53,268	$59,100
Net cash used in investing activities	(50,296)	(79,276)
Net cash provided by financing activities	19,019	11,750
Effect of exchange rate fluctuations on cash	1,685	4,556
Net increase (decrease) in cash and cash equivalents	$23,676	$(3,870)

In the fourth quarter of 2013, we sold 4.025 million shares of our common stock in a registered public offering to a select group of underwriters. The net proceeds of the offering were $152.5 million after deducting the underwriters' discounts and commissions and all other estimated offering expenses. Through December 31, 2013, we have used all of the net proceeds from this offering to pay down a portion of our outstanding Senior Credit Facility balance.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $53.3 million, $59.1 million and $104.3 million for years ended December 31, 2013, 2012 and 2011, respectively.
Operating cash flow was lower than the same period in 2012. Net loss for the year ended December 31, 2013 plus items included in that loss which did not result in a change to our cash balance amounted to cash inflows of $87.1 million compared to $82.7 million in 2012. Changes in working capital in 2013 decreased cash flows by approximately $29.3 million. Among the changes in working capital, accounts receivable used $2.9 million of cash, inventory used $42.0 million of cash, prepaid expenses and other current assets provided $4.9 million of cash, and accounts payable, accrued expenses and other current liabilities provided $9.9 million of cash.
Operating cash flows for 2012 were lower than the same period in 2011 largely because of the repayment of our convertible 2012 Notes of $165.0 million, of which $31.0 million were classified as an operating use of cash for the repayment of accreted interest. Cash from operations was also negatively impacted by a one-time tax withholding payment of $29.8 million related to our former CEO's deferred equity compensation. Net income for the year ended December 31, 2012, plus items included in those earnings that did not result in a change to our cash balance, amounted to approximately $82.7 million. Changes in working capital decreased cash flows by approximately $22.1 million. Among the changes in working capital, accounts receivable provided $3.8 million of cash, inventory used $0.7 million of cash, prepaid expenses and other current assets used $3.1 million of cash, and accounts payable, accrued expenses and other current liabilities used $21.1 million of cash, where the $29.8 million cash paid for federal and state taxes was presented.
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
Cash Flows Used in Investing Activities
During the year ended December 31, 2013, we paid $47.9 million in cash for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and our global enterprise resource planning system implementation. We also paid $3.0 million in cash for the acquisition of Tarsus Medical, Inc.
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
Cash Flows Provided by Financing Activities
Our principal sources of cash from financing activities in the year ended December 31, 2013 were from $152.5 million of net proceeds from the issuance of 4.025 million shares of common stock in the fourth quarter, $30.0 million borrowings under our Senior Credit Facility, $2.3 million in proceeds from stock option exercises and the tax impact of stock-based compensation, offset by $165.0 million repayments under our Senior Credit Facility and capitalized cost related to the amendment of our Senior Credit Facility of $1.1 million.
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
Working Capital
At December 31, 2013 and December 31, 2012, working capital was $405.9 million and $346.1 million, respectively.
Upcoming Debt Maturities

The Company’s Senior Credit Facility and 1.625% senior convertible notes due December 2016 all mature in 2016. Subsequent to December 31, 2013 we incurred additional borrowing under our Senior Credit Facility, and as a result we have approximately $651.9 million of outstanding borrowings under these two financing arrangements. The Company may attempt to refinance or extend, either or both of these obligations over the next 12-18 months depending on prevailing market conditions. Our ability to refinance or extend these obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement (the “First Amendment") with a syndicate of lending banks and further amended the agreement on June 8, 2011 (the “Second Amendment”, and collectively referred to herein as the “Senior Credit Facility”). The Second Amendment increased the revolving credit component from $450.0 million to $600.0 million and eliminated the $150.0 million term loan component that existed under the First Amendment, allows the Company to further increase the size of the revolving credit component by an aggregate of $200.0 million with additional commitments, provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants. The Second Amendment extended the Senior Credit Facility’s maturity date from August 10, 2015 to June 8, 2016. Both the First Amendment and the Second Amendment are collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. At December 31, 2013, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into another amendment to the Senior Credit Facility. The 2012 amendment modified certain financial and negative covenants as disclosed in Note 4 "Debt", the effect of which was to increase the Company’s capacity to borrow. In connection with the May 11, 2012 amendment, the Company capitalized $0.4 million in incremental financing costs.
On June 21, 2013, the Company entered into another amendment to the Senior Credit Facility. The 2013 amendment provides for an increase to the Company's Maximum Consolidated Total Leverage Ratio and permits the addition of certain costs and expenses in the calculation of the consolidated EBITDA as disclosed in Note 4 "Debt" to the Financial Statements. There were no other changes as a result of the 2013 amendment. In connection with the June 21, 2013 amendment, the Company capitalized $1.1 million in incremental financing costs.
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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At December 31, 2013 and December 31, 2012, there were $186.9 million and $321.9 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.8%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At December 31, 2013, there was approximately $413.1 million available for borrowing under the Senior Credit Facility.
Subsequent to year-end, in January 2014, we borrowed an additional $235.0 million from the Senior Credit Facility in connection with our acquisition of Confluent Surgical.
Convertible Debt and Related Hedging Activities
We pay interest each June 15 and December 15 on our $230.0 million senior convertible notes due December 2016 (“2016 Notes”) at an annual interest rate of 1.625%. We repaid our $165.0 million senior convertible notes due June 2012 ("2012 Notes") in full during June 2012 in accordance with their term.
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
Share Repurchase Plan
On October 23, 2012, our Board of Directors terminated the October 2010 authorization and authorized the repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be purchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program through December 31, 2013 and $75.0 million remains available under the authorization.
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
Contractual Obligations and Commitments
As of December 31, 2013, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Convertible Securities(1)	$230.0	$—	$230.0	$—	$—
Senior Credit Facility(2)	186.9	—	186.9	—	—
Interest(3)	11.2	3.7	7.5	—	—
Employment Agreements(4)	1.3	1.3	—	—	—
Operating Leases	66.9	12.1	17.4	9.0	28.4
Purchase Obligations	17.1	5.4	5.5	6.2	—
Other	8.5	3.1	3.2	1.0	1.2
Total	$521.9	$25.6	$450.5	$16.2	$29.6

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 4 "Debt" of our consolidated financial statements for additional information.

(2)
The Company may borrow and make payments against the credit facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

Subsequent to year-end, in January 2014, the Company borrowed an additional $235.0 million from the Senior Credit Facility in connection with our acquisition of Confluent Surgical.

(3)
Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.

Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $3.8 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the year ended December 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
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
Valuation of Goodwill, Identifiable Intangible Assets, and In-Process Research and Development Charges
We review goodwill, identifiable intangible assets with indefinite lives and capitalized in-process research and development for impairment annually. We continually assess whether events or changes in circumstances represent a 'triggering' event that would require us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of significant assets or products, or the termination of development programs. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.
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
In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Step two of the impairment was initiated in the third quarter of 2013, but due to the time necessary to complete the analysis, was not completed at that time. The Company recorded its estimate of the goodwill impairment charge of $46.7 million during the third quarter of 2013, which represents the remaining goodwill balance in the U.S. Spine reporting unit. The Company finalized the step two analysis in the fourth quarter of 2013 and there were no changes to the impairment charge initially recorded. Approximately $16.2 million of the goodwill impairment charge was deductible for tax purposes.
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
All derivative instruments are recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments, using the framework prescribed by the authoritative guidance, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account expected forward interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize a discounted cash flow model to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; other observable inputs for the asset or liability; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2013, observable inputs are available for substantially the full term of our derivative instruments.
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
Recently Issued and Adopted Accounting Standards
On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this standard is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2012 for public entities and its adoption did not have a material impact on the Company's financial statements.
On July 17, 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The revised standard allows entities to now use the Federal Funds Effective Swap Rate (which is the Overnight Index Swap Rate, or OIS rate, in the U.S.) as a benchmark interest rate for hedge accounting purposes under U.S. GAAP. Previously, only U.S. Treasury and London Interbank Offered Rate (LIBOR) rates could be used as benchmark interest rates in hedge accounting. In issuing the new guidance, which became effective July 17, 2013, the FASB responded to an increase in demand for hedging exposures to the OIS rate, driven partly by regulations that require collateralization and central clearing of over-the-counter derivatives. The guidance allows entities to develop new hedging strategies but does not resolve ineffectiveness issues that arise in existing LIBOR hedges when the OIS rate is used to discount future cash flows. The standard adoption did not have a material impact on the Company's financial statements.
On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU 2013-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption will not have a material impact on the Company's financial statements.
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
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in euros, Swiss francs, British pounds, Canadian dollars, Japanese yen, and Australian dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, we periodically enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We temporarily record realized and unrealized gains and losses on these contracts that qualify as cash flow hedges in other comprehensive income, and then recognize them in other income or expense when the hedged item affects net earnings.
From time to time, we enter into foreign currency forward exchange contracts with terms of up to 12 months to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. At December 31, 2013, the company had no foreign currency forward contracts outstanding. At December 31, 2012, the notional amount of foreign currency contracts outstanding not designated as hedges was equivalent to $3.9 million, and there were no foreign currency forward contracts that were designated as hedges.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2013 would increase interest income by approximately $1.2 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 23 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We use an interest rate swap derivative instrument to manage our earnings and cash flow exposure to changes in interest rates. This interest rate swap fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. At December 31, 2013 the interest rate swap had a notional amount of $112.5 million outstanding, and the fair value was a net liability of $2.4 million. We recognized $1.9 million of additional interest expense related to this interest rate swap during 2013.
Based on our outstanding borrowings at December 31, 2013, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $0.7 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedules specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.
Information on quarterly results of operations is set forth in our financial statements under Note 15, “Selected Quarterly Information — Unaudited,” to our consolidated financial statements.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide such reasonable assurance.
As previously disclosed, the Company is in the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. In the second quarter of 2013, the Company began deploying its first ERP module within certain U.S. operations. In 2014, the Company expects the ERP will be deployed in the remaining U.S. operations. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
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
To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
INCORPORATION BY REFERENCE
The information called for by Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities relating to equity compensation plans, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accountant Fees and Services is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 20, 2014, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

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
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)
Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.3(h)
First Amendment, dated as of May 11, 2012, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

4.3(i)
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

10.8(c)
Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.8(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.9(a)
2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9(b)	Amendment to 2001 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.9(c)
Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.10(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2012)*

10.10(c)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.11(a)
Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.11(b)
Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.11(c)
Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.11(d)
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.11(e)
Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

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

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16
Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.17(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.17(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.17(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.18(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.18(b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2011)*

10.19	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*
10.20
Letter Agreement dated February 19, 2013 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.21(a)
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.21(b)
Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.21(c)
Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.22
Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.23
Stock Option Grant and Agreement pursuant to 1999 Stock Option Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.24
Stock Option Grant and Agreement pursuant to 2000 Equity Incentive Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.25(a)
Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.25(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.26
Stock Option Grant and Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27(a)
Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.27(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.27(d)
Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.28
Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on
May 23, 2011)*

10.29
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

10.31(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31(b)
New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.31(c)
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.32	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.33	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.34	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*
10.35	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.36
New Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.41(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.41(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.41(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*
10.42(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(c)	Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.42(d)
Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(e)
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(f)	Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.42(g)
Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(h)
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.42(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.42(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.42(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.42(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.43	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*
10.44	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*

10.45
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

10.65
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.66
Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.67	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.68
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.69(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.69(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.69(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2008, 2009, 2010, 2011 and 2012, and the Nine Months Ended September 30, 2013 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2013)

18
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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

99.4
Letter, dated February 13, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013)

99.5
Letter, dated September 24, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

99.6
Food and Drug Administration Form FDA-483, dated November 26, 2013, relating to the inspection of the Añasco Facility (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

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

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ Peter J. Arduini	President and Chief Executive Officer,	February 26, 2014
Peter J. Arduini	and Director (Principal Executive Officer)

/s/ John B. Henneman, III	Corporate Vice President, Finance and	February 26, 2014
John B. Henneman, III	Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ Jerry E. Corbin	Corporate Vice President and Corporate Controller	February 26, 2014
Jerry E. Corbin	(Principal Accounting Officer)

/s/ Stuart M. Essig, Ph.D.	Chairman of the Board	February 26, 2014
Stuart M. Essig, Ph.D.

/s/ Keith Bradley, Ph.D.	Director	February 26, 2014
Keith Bradley, Ph.D.

/s/ Richard E. Caruso, Ph.D.	Director	February 26, 2014
Richard E. Caruso, Ph.D.

/s/ Barbara B. Hill	Director	February 26, 2014
Barbara B. Hill

/s/ Lloyd W. Howell, Jr.	Director	February 26, 2014
Lloyd W. Howell, Jr.

/s/ Donald E. Morel, Jr.,Ph.D.	Director	February 26, 2014
Donald E. Morel, Jr., Ph.D.

/s/ Raymond G. Murphy	Director	February 26, 2014
Raymond G. Murphy

/s/ Christian S. Schade	Director	February 26, 2014
Christian S. Schade

/s/ James M. Sullivan	Director	February 26, 2014
James M. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integra LifeSciences Holdings Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Integra LifeSciences Holdings Corporation and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 26, 2014

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Total revenue, net	$836,214	$830,871	$780,078
Costs and Expenses:
Cost of goods sold	334,085	314,427	299,150
Research and development	52,088	51,012	51,451
Selling, general and administrative	394,250	373,114	358,132
Intangible asset amortization	12,697	18,536	16,433
Goodwill impairment charge	46,738	—	—
Total costs and expenses	839,858	757,089	725,166
Operating income (loss)	(3,644)	73,782	54,912
Interest income	443	1,205	465
Interest expense	(19,788)	(22,237)	(27,640)
Other income (expense), net	(1,801)	(721)	757
Income (loss) before income taxes	(24,790)	52,029	28,494
Provision (benefit) for income taxes	(7,813)	10,825	505
Net income (loss)	$(16,977)	$41,204	$27,989
Basic net income (loss) per common share	$(0.60)	$1.46	$0.97
Diluted net income (loss) per common share	$(0.60)	$1.44	$0.95
Weighted average common shares outstanding (See Note 11):
Basic	28,416	28,232	28,952
Diluted	28,416	28,516	29,495

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$(16,977)	$41,204	$27,989
Other comprehensive income (loss), before tax:
Change in foreign currency translation adjustments	5,874	5,224	(5,624)
Unrealized gain (loss) on derivatives
Unrealized derivative gains (losses) arising during period	(110)	(2,062)	(6,306)
Less: Reclassification adjustments for gains (losses) included in net income (loss)	(1,830)	(2,210)	(2,269)
Unrealized gain (loss) on derivatives	1,720	148	(4,037)

Defined benefit pension plan - net gain (loss) arising during period	(1,398)	(1,313)	861

Total other comprehensive income (loss), before tax	6,196	4,059	(8,800)
Income tax (expense) benefit related to items in other comprehensive income (loss)	(472)	237	1,502
Total other comprehensive income (loss), net of tax	5,724	4,296	(7,298)

Comprehensive income (loss), net of tax	$(11,253)	$45,500	$20,691
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$120,614	$96,938
Trade accounts receivable, net of allowances of $6,194 and $7,221	118,145	114,916
Inventories, net	213,431	171,806
Deferred tax assets	46,300	39,100
Prepaid expenses and other current assets	26,752	30,291
Total current assets	525,242	453,051
Property, plant and equipment, net	200,310	177,898
Intangible assets, net	197,163	212,267
Goodwill	249,764	294,067
Deferred tax assets	15,412	15,957
Other assets	8,338	10,359
Total assets	$1,196,229	$1,163,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$50,752	$36,742
Deferred revenue	4,197	3,505
Accrued compensation	28,079	34,914
Accrued expenses and other current liabilities	36,354	31,768
Total current liabilities	119,382	106,929
Long-term borrowings under senior credit facility	186,875	321,875
Long-term convertible securities	205,182	197,672
Deferred tax liabilities	2,083	5,393
Other liabilities	12,527	13,955
Total liabilities	526,049	645,824
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding
Common stock; $0.01 par value; 60,000 authorized shares; 41,042 and 36,852 issued at December 31, 2013 and 2012, respectively	410	369
Additional paid-in capital	750,918	587,301
Treasury stock, at cost; 8,903 shares at December 31, 2013 and 2012, respectively	(367,121)	(367,121)
Accumulated other comprehensive income (loss)	927	(4,797)
Retained earnings	285,046	302,023
Total stockholders’ equity	670,180	517,775
Total liabilities and stockholders’ equity	$1,196,229	$1,163,599

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(16,977)	$41,204	$27,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,010	52,611	50,172
Non-cash impairment charges	47,078	—	—
Deferred income tax provision (benefit)	(10,829)	1,537	1,156
Share-based compensation	10,393	9,051	26,805
Amortization of debt issuance costs	2,298	2,725	3,387
Non-cash interest expense	6,463	8,520	10,591
Payment of accreted interest	—	(30,617)	—
Loss on disposal of property and equipment	1,965	1,312	—
Excess tax benefits from stock-based compensation arrangements	(270)	(3,634)	(848)
Other, net	—	—	164
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,892)	3,783	(1,878)
Inventories	(42,017)	(711)	1,702
Prepaid expenses and other current assets	4,929	(3,067)	(395)
Other non-current assets	441	(553)	375
Accounts payable, accrued expenses and other current liabilities	9,945	(21,071)	(11,842)
Deferred revenue	697	(1,051)	104
Other non-current liabilities	(4,966)	(939)	(3,154)
Net cash provided by operating activities	53,268	59,100	104,328
INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(2,980)	(7,278)	(151,951)
Purchases of property and equipment	(47,851)	(69,031)	(38,425)
Sales of property and equipment	535	—	—
Purchases of short-term investments	—	(67,907)	—
Maturities of short-term investments	—	64,940	—
Net cash used in investing activities	(50,296)	(79,276)	(190,376)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	30,000	155,000	145,000
Repayments under senior credit facility	(165,000)	(12,812)	(213,437)
Proceeds from liability component of convertible notes	—	—	186,830
Proceeds from equity component of convertible notes	—	—	43,170
Proceeds from sale of stock purchase warrants	—	—	28,451
Purchase of option hedge on convertible notes	—	—	(42,895)
Proceeds from the issuance of common stock, net of issuance costs	152,458	—	—
Payment of liability component of convertible notes	—	(134,383)	—
Debt issuance costs	(1,053)	(385)	(8,064)
Purchases of treasury stock	—	—	(83,463)
Proceeds from exercised stock options	2,344	696	3,697
Excess tax benefits from stock-based compensation arrangements	270	3,634	848
Net cash provided by financing activities	19,019	11,750	60,137
Effect of exchange rate changes on cash and cash equivalents	1,685	4,556	(2,044)
Net increase (decrease) in cash and cash equivalents	23,676	(3,870)	(27,955)
Cash and cash equivalents at beginning of period	96,938	100,808	128,763
Cash and cash equivalents at end of period	$120,614	$96,938	$100,808
The accompanying notes are an integral part of these consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2010	35,527	$355	(6,994)	$(283,658)	$552,231	$(1,795)	$232,830	$499,963
Net income	—	—	—	—	—		27,989	27,989
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7,298)	—	(7,298)
Proceeds from equity component on convertible notes	—	—	—	—	43,170	—	—	43,170
Proceeds from sale of stock purchase warrants	—	—	—	—	28,451	—	—	28,451
Purchase of option hedge on convertible notes	—	—	—	—	(42,895)	—	—	(42,895)
Equity portion of convertible notes issuance costs	—	—	—	—	(1,334)	—	—	(1,334)
Issuance of common stock through employee benefit plans	207	2	—	—	374	—	—	376
Share-based compensation	—	—	—	—	27,679	—	—	27,679
Repurchase of common stock	—	—	(1,909)	(83,463)	—	—	—	(83,463)

Balance, December 31, 2011	35,734	$357	(8,903)	$(367,121)	$607,676	$(9,093)	$260,819	$492,638
Net income	—	—	—	—	—	—	41,204	41,204
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,296	—	4,296
Issuance of common stock through employee benefit plans	9	1	—	—	250	—	—	251
Share-based compensation	1,109	11	—	—	(20,625)	—	—	(20,614)

Balance, December 31, 2012	36,852	$369	(8,903)	$(367,121)	$587,301	$(4,797)	$302,023	$517,775
Net loss	—	—	—	—	—	—	(16,977)	(16,977)
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,724	—	5,724
Issuance of common stock	4,025	40	—	—	152,418	—	—	152,458
Issuance of common stock through employee benefit plans	165	1	—	—	1,065	—	—	1,066
Share-based compensation	—	—	—	—	10,134	—	—	10,134

Balance, December 31, 2013	41,042	$410	(8,903)	$(367,121)	$750,918	$927	$285,046	$670,180
The accompanying notes are an integral part of these consolidated financial statements.

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
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and allowances, net realizable value of inventories, valuation of intangible assets and in-process research and development ("IPR&D"), amortization periods for acquired intangible assets, discount rates and estimated projected cash flows used to value and test impairments of long-lived assets and goodwill, estimates of projected cash flows, depreciation and amortization periods for long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of pension assets and liabilities, valuation of derivative instruments, valuation of the equity component of convertible debt instruments, and valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
OUT OF PERIOD ADJUSTMENTS
In the fourth quarter of 2013, income tax benefit was increased by $1.0 million for the cumulative effect of immaterial errors related to the Company's reserve for uncertain tax positions that related to prior periods. Of the $1.0 million increase, $0.9 million was to correct an error that was recorded in the deferred tax accounts in 2011, and the remainder of the error had an insignificant impact across several years. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2013 is not material to our earnings for the full year ending December 31, 2013.
In the fourth quarter of 2012, interest expense was reduced by $3.3 million for the cumulative correction of immaterial errors in capitalized interest on our construction in progress balances related to prior periods. The $3.3 million decrease in interest expense reflects (a) $1.5 million of interest expense that should have been capitalized in previous quarters in 2012, and (b) $1.4 million and $0.4 million of interest expense that should have been capitalized in the years ended December 31, 2011 and 2010, respectively. The 2012 amount above includes $2.1 million, $1.4 million, and $0.4 million related to the first three quarters of 2012 and to the years ended December 31, 2011 and 2010, respectively. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to our earnings for the full year ending December 31, 2012.

RECLASSIFICATIONS
Certain amounts from the prior years' financial statements have been reclassified in order to conform to the current year's presentation.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
INVENTORIES
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or market. Inventories consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Finished goods	$130,298	$102,401
Work in process	48,229	40,067
Raw materials	34,904	29,338
Total inventories, net	$213,431	$171,806
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management's judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2013 or 2012.
Beginning in 2013, the Company pays a tax deductible manufacturer's excise tax imposed on the first sale of certain medical devices in the United States. The Company capitalizes the excise tax in its inventory and subsequently records it in cost of goods sold as these products are sold to third party customers. The finished goods inventory includes $6.5 million of capitalized medical device excise tax at December 31, 2013.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Codification 350-40, Internal-Use Software.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding lives were as follows:

	December 31,
	2013	2012	Useful Lives
	(In thousands)
Land	$3,022	$2,768
Buildings and building improvements	15,377	7,908	5-40 years
Leasehold improvements	42,900	46,240	1-20 years
Machinery and production equipment	86,192	85,721	3-20 years
Surgical instrument kits	30,352	26,231	4-5 years
Information systems and hardware	51,171	42,145	1-7 years
Furniture, fixtures, and office equipment	16,363	15,692	1-15 years
Construction-in-progress	112,130	90,243
Total	357,507	316,948
Less: Accumulated depreciation	(157,197)	(139,050)
Property, plant and equipment, net	$200,310	$177,898
Depreciation expense associated with property, plant and equipment was $27.6 million, $27.5 million and $25.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company leases certain computer equipment under capital lease agreements. At December 31, 2013 the gross carrying value and accumulated depreciation of such leases amounted to $1.6 million and $0.1 million, respectively, and the cost is included as a component of Furniture, fixtures, office equipment and information systems. The Company had no capital leases at December 31, 2012.
CAPITALIZED INTEREST
The interest cost on capital projects, including facilities build-out and internal use software, is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended December 31, 2013 and 2012, respectively, the Company capitalized $3.2 million and $3.9 million of interest expense into property, plant and equipment.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment at the reporting unit level annually, or more frequently if impairment indicators arise. The Company's assessment of the recoverability of goodwill is based upon a comparison of the carrying value of goodwill with its estimated fair value. The Company revised its operating segments and reporting segments in connection with the change in the Company’s Chief Executive Officer (who serves as the Company’s chief operating decision maker) effective January 3, 2012. As a result, the Company reassigned the goodwill to these new reportable segments based on the relative fair value of the Company’s reporting units as of January 1, 2012.
Historically, goodwill was tested annually for impairment as of June 30 of each fiscal year. During the quarter ended June 30, 2012, the Company adopted a new accounting principle whereby the annual impairment review of goodwill is performed as of July 31 of each year. The change in the annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the Company’s annual strategic planning process. In line with this change, the Company performed an assessment of the goodwill in each of its reporting units during the first quarter of 2012. This change in accounting principle did not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above was preferable under the circumstances.
On July 31, 2013, the Company performed the annual goodwill impairment test which resulted in a non-cash goodwill impairment charge of $46.7 million for its U.S. Spine reporting unit, which is a part of the U.S. Spine and Other reportable segment.
As previously disclosed, the Company has monitored its U.S. Spine business and disclosed that it was at risk for impairment. During the course of the annual strategic planning process performed during the third quarter, the Company determined that both the actual and expected income and cash flows for the U.S. Spine reporting unit were projected to be substantially lower than forecasts, and the U.S. spine market recovery may take longer than originally forecasted, including the current expectation of future significant negative pricing pressures. Factors that contributed to the impairment of the U.S. Spine reporting unit include broader market issues as well as company-specific issues. Company-specific issues have included turnover of some distributors, significant delays in new product introductions and other operational issues that negatively impacted and decreased projected revenues by a material amount. As a result, the Company lowered its expectations of recovery in the U.S. market and its related

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impact on the U.S. Spine reporting unit. This revised outlook resulted in a reduction of the U.S. Spine forecasts of the sales, operating income and cash flows expected in 2014 and beyond and consequently, resulted in an impairment charge.

To derive the fair value of the reporting units, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included:

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

In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Step two of the impairment test was initiated in the third quarter of 2013, but due to the time necessary to complete the analysis, was not completed at that time. The Company recorded its estimate of the goodwill impairment charge of $46.7 million in the third quarter of 2013, which represented the remaining goodwill balance in the U.S. Spine reporting unit. During the fourth quarter of 2013, the Company finalized the step two analysis relating to its impairment assessment of the goodwill and there were no changes to the impairment charge initially recorded. Approximately $16.2 million of the goodwill impairment charge was deductible for tax purposes.
Changes in the carrying amount of goodwill in 2013 and 2012 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Accumulated impairment losses	—	—	—	—	—	—
Goodwill at December 31, 2012	$94,312	$57,514	$60,353	$56,219	$25,669	$294,067
Tarsus Medical, Inc. acquisition	—	—	180	—	—	180
Goodwill impairment charge	—	—	—	(46,738)	—	(46,738)
Foreign currency translation	853	519	546	106	231	2,255
Balance, December 31, 2013	$95,165	$58,033	$61,079	$9,587	$25,900	$249,764
Identifiable intangible assets are initially recorded at fair market value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company's identifiable intangible assets were as follows:

	Weighted Average Life	December 31, 2013			Weighted Average Life	December 31, 2012
		Cost	Accumulated Amortization	Net		Cost	Accumulated Amortization	Net
	(Dollars in Thousands)
Completed technology	12 years	$81,238	$(45,343)	$35,895	12 years	$75,692	$(38,402)	$37,290
Customer relationships	12 years	146,627	(79,624)	67,003	12 years	147,690	(70,005)	77,685
Trademarks/brand names	31 years	33,703	(15,648)	18,055	31 years	33,807	(15,034)	18,773
Trademarks/brand names	Indefinite	48,484	—	48,484	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(9,305)	25,416	27 years	34,721	(7,817)	26,904
All other (1)	5 years	4,251	(1,941)	2,310	4 years	4,519	(1,388)	3,131
		$349,024	$(151,861)	$197,163		$344,913	$(132,646)	$212,267

(1)	At December 31, 2013 and 2012, all other included IPR&D of $1.4 million and $1.7 million, respectively, which was indefinite-lived.
The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the second quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the second quarter of 2013, which resulted in no additional impairments.
During 2013, the Company recorded impairment charges of $0.4 million in research and development expense related to IPR&D projects that have been discontinued in its U.S Extremities segment.
During 2012, the Company recorded impairment charges of $0.1 million in cost of goods sold of its U.S. Neurosurgery segment related to technology assets whose related products were being discontinued.
During the year ended December 31, 2011, the Company recorded impairment charges to finite-lived intangible assets of $2.1 million related to technology assets whose related products were discontinued and $0.2 million related to a trade name that it no longer used because of the rebranding strategy. The Company recorded the charges as a component of cost of goods sold and amortization expense, respectively. The Company also identified one indefinite-lived trade name asset that it no longer used as a result of its rebranding strategy, which resulted in an impairment of $0.9 million. This charge was recorded as a component of amortization expense.
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $19.4 million, $25.1 million and $24.6 million, respectively. Annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with 1) acquired IPR&D, and 2) intangible assets that may be capitalized as a result of our Confluent Surgical acquisition in January 2014 (see Note 16)), is expected to approximate $18.4 million in 2014, $16.5 million in 2015, $14.3 million in 2016, $12.5 million in 2017 and $12.1 million in 2018. Amortization of product technology based intangible assets totaled $6.7 million, $6.6 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is presented by the Company within cost of goods sold.
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
INTEGRA FOUNDATION
The Company may periodically make contributions to the Integra Foundation, Inc. The Integra Foundation was incorporated in 2002 exclusively for charitable, educational, and scientific purposes and qualifies under IRC 501(c)(3) as an exempt private foundation. Under its charter, the Integra Foundation engages in activities that promote health, the diagnosis and treatment of disease, and the development of medical science through grants, contributions and other appropriate means. The Integra Foundation is a separate legal entity and is not a subsidiary of the Company; therefore, its results are not included in these consolidated financial

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements. The Company contributed $0.6 million, $1.0 million and $0.3 million to the Integra Foundation during the years ended December 31, 2013, 2012 and 2011, respectively. These contributions were recorded in selling, general, and administrative expense.
DERIVATIVES
The Company develops, manufactures, and sells medical devices globally, and its earnings and cash flows are exposed to market risk from changes in interest rates and currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments, and operates the program pursuant to documented corporate risk management policies. All derivative financial instruments are recognized in the financial statements at fair value in accordance with the authoritative guidance. Under the guidance, for those instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation, based on the exposure being hedged. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company's derivative instruments do not subject its earnings or cash flows to material risk, and gains and losses on these derivatives generally offset losses and gains on the item being hedged. The Company has not entered into derivative transactions for speculative purposes and from time to time, the Company may enter into derivatives that are not designated as hedging instruments in order to protect itself from currency volatility due to intercompany balances.
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
INCOME TAXES
Income taxes are accounted for by using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred; title and risk of loss have passed to the customer, there is a fixed or determinable sales price, and collectability of that sales price is reasonably assured. For product sales, the Company's stated terms are primarily FOB shipping point and with most customers, title and risk of loss pass to the customer at that time. With certain United States customers, the Company retains risk of loss until the customers receive the product, and in those situations, the Company recognizes revenue upon receipt by the customer. A portion of the Company's product revenue is generated from consigned inventory maintained at hospitals and distributors, and also from inventory physically held by field sales representatives.  For these types of products sales, the Company retains title until receiving appropriate notification that the product has been used or implanted, at which time revenue is recognized.
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
SHIPPING AND HANDLING FEES AND COSTS
Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $14.1 million, $13.6 million and $11.5 million were recorded in selling, general and administrative expense during the years ended December 31, 2013, 2012 and 2011, respectively.
PRODUCT WARRANTIES
Certain of the Company's medical devices, including monitoring systems and neurosurgical systems, are reusable and are designed to operate over long periods of time. These products are sold with warranties which may extend for up to two years from date of purchase. The Company accrues estimated product warranty costs at the time of sale based on historical experience. Any additional amounts are recorded when such costs are probable and can be reasonably estimated. Accrued warranty expense of $0.3 million and $0.4 million is recorded in the consolidated balance sheet at December 31, 2013 and 2012, respectively.
 RESEARCH AND DEVELOPMENT
Research and development costs, including salaries, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.
IPR&D recorded in connection with acquisitions represent the value assigned to acquired assets to be used in research and development activities and for which there is no alternative use. Value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets.
During 2013 the Company capitalized $0.3 million of IPR&D as a result of current-year acquisitions, and there was none capitalized in 2012.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pension contributions are expected to be consistent over the next few years since the Germany and U.K. plans are frozen. Contributions to the plans during the years ended December 31, 2013, 2012 and 2011 were $0.8 million, $0.8 million and $1.1 million, respectively.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, which are held at major financial institutions, investment-grade marketable debt securities and trade receivables.
The Company's products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company's trade receivables to customers outside the United States includes sales to foreign distributors, who then sell to government owned or supported healthcare systems. The ongoing economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain remain uncertain. Accounts receivable from customers in these countries was approximately $6.1 million at December 31, 2013, of which $0.7 million was reserved. At December 31, 2012, the accounts receivable from customers in these countries was $4.3 million, of which $0.4 million was reserved.
None of the Company's customers accounted for 10% or more of the consolidated net sales during the years ended December 31, 2013, 2012 and 2011.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this standard is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2012 for public entities and its adoption did not have a material impact on the Company's financial statements.
On July 17, 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The revised standard allows entities to now use the Fed Funds Effective Swap Rate (which is the Overnight Index Swap Rate, or OIS rate, in the U.S.) as a benchmark interest rate for hedge accounting purposes under U.S. GAAP. Previously, only U.S. Treasury and London Interbank Offered Rate (LIBOR) rates could be used as benchmark interest rates in hedge accounting. In issuing the new guidance, which became effective July 17, 2013, the FASB responded to an increase in demand for hedging exposures to the OIS rate, driven partly by regulations that require collateralization and central clearing of over-the-counter derivatives. The guidance allows entities to develop new hedging strategies but does not resolve ineffectiveness issues that arise in existing LIBOR hedges when the OIS rate is used to discount future cash flows. The standard adoption did not have a material impact on the Company's financial statements.
On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption will not have a material impact on the Company's financial statements.
SUPPLEMENTAL CASH FLOW INFORMATION
In addition to the payment of accreted interest associated with the settlement of the 2012 Convertible Notes, cash paid for interest during the years ended December 31, 2013, 2012 and 2011 was $9.5 million (net of $3.2 million that was capitalized into construction in progress), $12.0 million (net of $2.1 million that was capitalized into construction in progress) and $13.2 million, respectively.
Cash paid for income taxes for the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $12.7 million and $14.5 million, respectively.
Property and equipment purchases included in liabilities at December 31, 2013, 2012 and 2011 were $8.6 million, $9.5 million and $6.4 million, respectively.
During the year ended December 31, 2013 the Company entered into a capital lease for equipment in the amount of $1.6 million.
3. ACQUISITIONS AND PRO FORMA RESULTS
Tarsus Medical Inc.
On January 24, 2013, the Company acquired all outstanding preferred and common stock of Tarsus Medical, Inc. ("Tarsus") for a total of $4.7 million consisting of $3.1 million in cash (including working capital adjustments of $0.2 million) and contingent consideration with an estimated acquisition date fair value of approximately $1.6 million. The potential maximum undiscounted contingent consideration consists of a first milestone payment of up to $1.5 million and a second payment of up to $11.5 million. These payments are based on reaching certain sales thresholds of acquired products. Tarsus is a podiatry device company addressing clinical needs associated with diseases and injuries of the foot and ankle.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the final allocation of the purchase price based on fair value of the assets acquired and liabilities assumed:

	Final Purchase Price Allocation
	(Dollars in thousands)
Cash	$85
Prepaid expenses	13
Intangible assets:		Wtd. Avg. Life:
Technology	5,040	10 - 14 years
In-process research and development	340	Indefinite
Deferred tax asset - long term	1,334
Goodwill	116
Total assets acquired	6,928
Accounts payable and other liabilities	111
Deferred tax liability	2,152
Net assets acquired	$4,665
Management determined the preliminary fair value of net assets acquired during the first quarter of 2013 and finalized the working capital adjustment in the second quarter of 2013. The Company accounts for the contingent consideration by recording its fair value as a liability on the date of the acquisition and re-measuring the fair value at each reporting date until the contingency is resolved. Changes in fair value of the contingent consideration are recognized in earnings. Accordingly, on January 24, 2013 the Company recorded $1.6 million representing the initial fair value estimate of the contingent consideration that will be earned through December 31, 2015. The fair value of this liability is based on future sales projections of the Tarsus Medical product under various potential scenarios and weighting the probability of these outcomes for the period ended December 31, 2015. At the date of the acquisition, the first milestone cash flow projection was discounted using a rate of 4.3% based on an estimated after tax cost of debt; the second milestone cash flow projection was discounted using a weighted average cost of capital of 16.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.
At December 31, 2013 the carrying value of the second milestone was reduced to zero as management determined that the probability was remote that the underlying sales threshold needed to warrant a payment would be achieved. Additionally, the carrying value of the first milestone was increased to reflect the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements are as follows (dollars in thousands):

		Location in Statement of Operations
Balance as of January 1, 2013	$—
Contingent consideration from Tarsus acquisition	1,600
Gain from decrease in fair value of contingent consideration liability	(373)	Selling, general and administrative
Fair value at December 31, 2013	$1,227
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
SeaSpine, Inc.
On May 23, 2011, the Company acquired all of the outstanding common stock of SeaSpine, Inc. (“SeaSpine”) for $88.7 million, which includes amounts paid for working capital adjustments of $0.3 million and indemnification holdbacks totaling $7.4 million all of which was released to the seller prior to December 31, 2013. SeaSpine is based in Vista, California and designs, develops and manufactures spinal fixation products and synthetic bone substitute products.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”), and subsequently amended the Senior Credit Facility on June 8, 2011, May 11, 2012, and June 21, 2013.
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
On June 21, 2013, the Company entered into another amendment to the Senior Credit Facility (the “2013 Amendment”). The 2013 Amendment modified certain financial and negative covenants and increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter. In addition, when calculating consolidated EBITDA for any period, the 2013 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The effect of the 2013 Amendment is to increase the ability of the Company to borrow under the Senior Credit Facility during the affected periods. The Company capitalized $1.1 million of incremental financing costs in connection with the 2013 Amendment, which will be amortized through the maturity date of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at December 31, 2013, the Company was in compliance with all such covenants.
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
At December 31, 2013 and 2012, there was $186.9 million and $321.9 million outstanding, respectively, under the Senior Credit Facility at a weighted average interest rate of 2.0% and 1.8%, respectively. At December 31, 2013, there was approximately $413.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at December 31, 2013 was approximately $187.7 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At December 31, 2013, the carrying amount of the liability component was $205.2 million, the remaining unamortized discount was $24.8 million, and the principal amount outstanding was $230.0 million. At December 31, 2012, the carrying amount of the liability component was $197.7 million, the remaining unamortized discount was $32.3 million and the principal amount outstanding was $230.0 million.
The fair value of the 2016 Notes at December 31, 2013 was approximately $252.4 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of December 31, 2013, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component (1)	$6,463	$5,993	$3,740
Cash interest related to the contractual interest coupon (2)	3,218	3,154	2,024
Total	$9,681	$9,147	$5,764

2012 Notes:
Amortization of the discount on the liability component (1)	$—	$2,527	$6,850
Cash interest related to the contractual interest coupon (2)	—	1,378	3,919
Total	$—	$3,905	$10,769

(1)
In 2013, the amortization of the discount on the liability component of the 2016 Note is presented net of capitalized interest of $1.0 million. In 2012, the amortization of the discount on the liability component of the 2016 and 2012 Notes are presented net of capitalized interest of $1.1 million and $0.5 million, respectively.

(2)
In 2013, the cash interest related to the contractual interest coupon on the 2016 Note is presented net of capitalized interest of $0.5 million. In 2012, the cash interest related to the contractual interest coupon on the 2016 and 2012 Notes are presented net of capitalized interest of $0.6 million and $0.3 million, respectively.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes the fair value, notional amounts presented in U.S. dollars, and presentation in the consolidated balance sheet for derivatives designated as hedging instruments as of December 31, 2013 and December 31, 2012:

	Fair Value as of
Location on Balance Sheet (1):	December 31, 2013	December 31, 2012
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,676	$1,888
Interest rate swap — Other liabilities (2)	763	2,238
Total Derivatives designated as hedges — Liabilities	$2,439	$4,126

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At December 31, 2013 and December 31, 2012, the notional amount related to the Company’s sole interest rate swap was $112.5 million and $127.5 million, respectively. In the next 12 months, the Company expects to reduce the notional amount by $15.0 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying consolidated statements of operations during the years ended December 31, 2013 and 2012:

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings-(Effective Portion)	Balance in AOCI End of Year	Location in Statements of Operations
	(In thousands)
Year Ended December 31, 2013
Foreign currency forward contracts	$(34)	$142	$108	$—	Costs of goods sold
Interest rate swap	(4,125)	(252)	(1,938)	(2,439)	Interest (expense)
	$(4,159)	$(110)	$(1,830)	$(2,439)
Year Ended December 31, 2012
Foreign currency forward contracts	$(216)	$(127)	$(309)	$(34)	Costs of goods sold
Interest rate swap	(4,091)	(1,935)	(1,901)	(4,125)	Interest (expense)
	$(4,307)	$(2,062)	$(2,210)	$(4,159)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the years ended December 31, 2013 and 2012. At December 31, 2012, there were foreign currency contracts outstanding not designated as hedges with the notional amount equivalent to $3.9 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. TREASURY STOCK
On October 23, 2012, the Company's Board of Directors terminated the October 2010 authorization and authorized the repurchase of up to $75.0 million of its outstanding common stock through December 2014 (the "2012 Authorization"). As of December 31, 2013, there remained $75.0 million available for repurchases under this authorization.
In addition to the authorizations above, on June 3, 2011, the Company’s Board of Directors separately authorized the Company to repurchase shares of common stock from the proceeds of the 2016 Notes in connection with that offering.

There were no treasury stock repurchases during the years ended December 31, 2013 or December 31, 2012.
7. STOCK-BASED COMPENSATION
Stock-based compensation expense - all related to employees - recognized under the authoritative guidance was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Selling, general and administrative	$9,948	$8,646	$26,310
Research and development	355	335	404
Cost of goods sold	90	70	91
Total stock-based compensation expense	10,393	9,051	26,805
Total estimated tax benefit related to stock-based compensation expense	4,018	3,532	10,468
Net effect on net income	$6,375	$5,519	$16,337
EMPLOYEE STOCK PURCHASE PLAN
The purpose of the Employee Stock Purchase Plan (the “ESPP”) is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at periodic intervals by means of accumulated payroll deductions. Under the ESPP, a total of 1.5 million shares of common stock are reserved for issuance. These shares will be made available either from the Company’s authorized but unissued shares of common stock or from shares of common stock reacquired by the Company as treasury shares. At December 31, 2013, 1.0 million shares remain available for purchase under the ESPP. During the years ended December 31, 2013, 2012 and 2011, the Company issued 6,309 shares, 6,315 shares and 8,523 shares under the ESPP for $0.3 million, $0.2 million and $0.2 million, respectively.
The ESPP was amended in 2005 to reduce the discount available to participants to five percent and to fix the price against which such discount would be applied. Accordingly, the ESPP is a non-compensatory plan.
EQUITY AWARD PLANS
As of December 31, 2013, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, (the “Plans”).
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following weighted-average assumptions were used in the calculation of fair value:

	Years Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	31%	30%	28%
Risk free interest rate	1.52%	1.33%	2.47%
Expected life of option from grant date	8 years	8 years	8 years
The following table summarizes the Company’s stock option activity:

		Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Aggregate Intrinsic Value

	Shares
Stock Options	(In thousands)			(In thousands)
Outstanding at December 31, 2012	1,709	$37.76
Granted	32	36.50
Exercised	(63)	33.36
Forfeited or Expired	(39)	49.00
Outstanding at December 31, 2013	1,639	$37.64	3.2 years	$16,755
Vested or expected to vest at December 31, 2013	1,639	$37.64	3.2 years	$16,755
Exercisable at December 31, 2013	1,521	$37.97	2.9 years	$15,058
The intrinsic value of options exercised for the years ended December 31, 2013 and 2012 were negligible, and were $1.4 million, for the year ended December 31, 2011. The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $13.86, $12.18 and $19.18, respectively. Cash received from option exercises was $2.3 million, $0.7 million and $3.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was approximately $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately one year.
Awards of Restricted Stock, Performance Stock and Contract Stock
The following table summarizes the Company’s awards of restricted stock, performance stock and contract stock for the year ended December 31, 2013:

			Performance Stock and Contract Stock Awards
	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share

	(In thousands)		(In thousands)
Unvested, December 31, 2012	346	$37.80	199	$30.49
Granted	169	38.65	70	39.25
Cancellations	(34)	38.59	(1)	35.68
Released	(160)	39.43	(4)	39.44
Unvested, December 31, 2013	321	$37.29	264	$32.74

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized $9.2 million, $7.7 million and $24.5 million in expense related to such awards during the years ended December 31, 2013, 2012 and 2011, respectively. The total fair market value of shares vested in 2013, 2012 and 2011 was $6.5 million, $6.7 million and $29.7 million, respectively.
Performance stock awards have performance features associated with them. Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. The fair value of these awards is being expensed on a straight-line basis over the vesting period. As of December 31, 2013, there was approximately $11.1 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.
On June 7, 2012, the Company's former CEO terminated his employment with the Company and ceased to serve as Executive Chairman of the Board of Directors and as an officer or employee of the Company and its subsidiaries and affiliates. The Company's former CEO continues to serve as Chairman of the Board of Directors and as a non-employee member of the Board. In the fourth quarter of 2012, the Company distributed to him in the form of shares of its common stock 1.67 million deferred stock units (“SUs”), less shares withheld for taxes, as a result of the termination of his employment.
At December 31, 2013, there are approximately 0.2 million additional vested Restricted Units held by various employees for which the related shares have not yet been issued. Included in this amount are 34,868 units granted in October 2010 in connection with the Company’s hiring of its Chief Executive Officer for which the Company immediately expensed $1.5 million as these shares were fully vested at the date of grant.
At December 31, 2013, there were approximately 2.0 million shares available for grant under the Plans.
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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost	$—	$—	$26
Interest cost	556	582	650
Expected return on plan assets	(407)	(392)	(589)
Recognized net actuarial loss	2	—	—
Net period benefit cost	$151	$190	$87
The following weighted average assumptions were used to develop net periodic pension benefit cost and the actuarial present value of projected pension benefit obligations:

	Years Ended December 31,
	2013	2012	2011
Discount rate	4.4%	4.2%	4.7%
Expected return on plan assets	3.6%	3.0%	2.9%
Rate of compensation increase	0.0%	0.0%	0.0%

The discount rate is set using the Bank of America Merrill Lynch AA Corporate Bond yield curve weighted by the UK benefit plan cash flows for the year ending December 31, 2013. The expected return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the long-term return expectations for each asset category are developed according to the allocation among those investment categories. In 2013, 2012 and 2011, the discount rate was prescribed as the current yield on corporate bonds with an average rating of AA of equivalent currency and term to the liabilities.
The following sets forth the change in projected benefit obligations and the change in plan assets for the years ended December 31, 2013 and 2012 and a reconciliation of the funded status at December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year	$13,918	$12,556
Interest cost	556	582
Benefits paid	(506)	(604)
Actuarial loss	881	807
Effect of foreign currency exchange rates	333	577
Projected benefit obligation, end of year	$15,182	$13,918
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year	$14,080	$13,226
Actual return on plan assets	(6)	41
Employer contributions	826	797
Benefits paid	(493)	(591)
Effect of foreign currency exchange rates	287	607
Plan assets at fair value, end of year	$14,694	$14,080

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2013	2012
	(In thousands)
RECONCILIATION OF FUNDED STATUS
Funded status - (under) over funded	$(488)	$162
Unrecognized net actuarial loss	2,911	1,512
Accumulated other comprehensive loss	(2,911)	(1,512)
Amounts recognized	$(488)	$162
The funded status is included in other liabilities, and other assets at December 31, 2013 and 2012, respectively.
The combined accumulated benefit obligation for the defined benefit plans was $15.2 million and $13.9 million as of December 31, 2013 and 2012, respectively.
The investment strategy for the Company’s defined benefit plans is both to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances. The UK Plan invests in pooled funds which provide a diversification that supports the overall investment objectives. The Germany Plan had no assets at December 31, 2013 or 2012.
Based on the assets which comprise each of the funds, the weighted-average allocation of plan assets by asset category is as follows:

	December 31,
	2013	2012
Government bonds	100%	99%
Cash	0%	1%
	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012 is as follows:

		Fair Value Measurements at December 31, 2013:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$8	$8	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	12,630	—	12,630	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	2,056	—	2,056	—
Total		$14,694	$8	$14,686	$—

		Fair Value Measurements at December 31, 2012:
Manager/Fund	Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Bank account	Cash	$195	$195	$—	$—
Legal & General Index-Linked Gilts Index (various tenors) (a)	Index-linked government bonds	11,909	—	11,909	—
Legal & General Over 15 Years Gilts Index (b)	Government bonds	1,976	—	1,976	—
Total		$14,080	$195	$13,885	$—
_______________________________

(a)	This category represents funds consisting of index-linked gilts and is designated to follow a benchmark index.

(b)	This category represents funds consisting of gilts and is designated to follow a benchmark index.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Level 2 investments are single priced. The fund prices are calculated by the trustee by taking the closing market price of each underlying investment using a variety of independent pricing sources (i.e., quoted market prices). The prices also include income receivable and expenses payable, where applicable.
Based on year-end exchange rates, the Company anticipates contributing approximately $0.9 million to its defined benefit plans in 2014.
Also based on year-end exchange rates, the Company expects to pay the following estimated future benefit payments in the years indicated:

Expected Future Benefit Payments

(In thousands)
2014	$586
2015	613
2016	631
2017	647
2018	684
2019-2023	3,815
Included in accumulated other comprehensive income is $2.9 million of unrecognized net actuarial loss, a portion of which is expected to be recognized as a component of net periodic benefit cost in 2014.
DEFINED CONTRIBUTION PLANS
The Company also has various defined contribution savings plans that cover substantially all employees in the United States, the United Kingdom and Puerto Rico. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total contributions by the Company to the plans were $2.9 million, $2.7 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
9. LEASES AND RELATED PARTY LEASES
The Company leases administrative, manufacturing, research and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under operating leases at December 31, 2013 were as follows:

	Related Parties	Third Parties	Total
	(In thousands)
2014	$272	$11,828	$12,100
2015	272	9,617	9,889
2016	272	7,214	7,486
2017	272	4,608	4,880
2018	296	3,884	4,180
Thereafter	4,137	24,266	28,403
Total minimum lease payments	$5,521	$61,417	$66,938

Total rental expense for the years ended December 31, 2013, 2012 and 2011 and was $10.4 million, $10.9 million and $9.3 million, respectively, and included $0.3 million, in related party rental expense in each of the three years.
Future minimum lease payments under capital leases at December 31, 2013 were as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Payments under capital leases (In thousands)
2014	$569
2015	569
2016	569
Total minimum lease payments	1,707
Amount representing interest	132
Present value of minimum lease payments	$1,575

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
10. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousand)
United States operations	$(27,281)	$25,293	$1,507
Foreign operations	2,491	26,736	26,987
Total	$(24,790)	$52,029	$28,494

A reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	(0.3)%	2.6%	5.0%
Foreign operations	(21.8)%	(14.7)%	(11.5)%
Goodwill impairment	43.1%	—%	—%
Changes in valuation allowances	(1.3)%	(0.4)%	(14.0)%
Uncertain tax positions	(10.8)%	(2.5)%	(5.8)%
Research and development credit	(2.2)%	—%	(3.0)%
Return to provision	(8.3)%	(0.5)%	(5.4)%
Other	(1.9)%	1.3%	1.5%
Effective tax rate	31.5%	20.8%	1.8%

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective tax rate increased by 10.7 percentage points in 2013 compared with 2012 primarily due to an overall decrease in pretax income as a result of the goodwill impairment and general operations of the Company, as well as a change in the mix of earnings between the U.S. and overseas. The goodwill impairment primarily created a non-deductible tax event for the current year. The Company recorded an income tax benefit in 2013 of $2.7 million for the release of tax contingency reserves, offset by the establishment of new tax contingency positions during the year. Additionally, the Company recorded a tax benefit in the fourth quarter of 2013 of $1.0 million related to the correction of a deferred tax item relating primarily to 2011; this amount is included in the return-to-provision line in the above table.

During 2013, the Company's foreign operations generated a $2.7 million increase in income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses and the change of an income tax benefit in France as a result of a French tax law change that occurred on December 30, 2013. The 2013 foreign effective tax rate is (75.5)%, a decrease of approximately 83 percentage points over the rate in 2012. The Company's foreign tax rate is based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.

During 2012, the Company's foreign operations generated a $1.3 million income tax expense as a result of, among other factors, the geographic and business mix of taxable earnings and losses. The Company's operations in Ireland contribute to the majority of this income tax benefit, as income earned in Ireland is taxed at a corporate income tax rate that is significantly lower than the U.S. corporate rate. The 2012 foreign effective tax rate is 7.8%, an increase of approximately 9.5 percentage points over the rate in 2011, which included a tax benefit of $1.6 million relating to the correction of various deferred tax items for periods prior to 2011. The Company's foreign tax rate is based upon statutory tax rates and is not related to a tax holiday or negotiated tax rate.
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
As of December 31, 2013, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $190.7 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was estimated to be $30.9 million at December 31, 2013.  Events that could trigger a need to repatriate foreign cash to the U.S. and generate  a tax might include U.S. acquisitions, loans from a foreign subsidiary, or anticipated tax law changes that are considered unfavorable and would result in higher taxes on repatriations that occur after the change in tax law goes into effect.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$3,200	$3,614	$(934)
State	(1,359)	1,373	(1,530)
Foreign	1,175	4,301	1,813
Total current	$3,016	$9,288	$(651)
Deferred:
Federal	(11,767)	4,053	1,078
State	(596)	497	2,236
Foreign	1,534	(3,013)	(2,158)
Total deferred	$(10,829)	$1,537	$1,156
Provision for income taxes	$(7,813)	$10,825	$505

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	December 31,
	2013	2012
	(In thousands)
Current assets:
Doubtful accounts	$1,791	$1,829
Inventory related items	34,968	26,549
Tax credits	3,883	3,275
Accrued vacation	2,492	2,335
Accrued bonus	1,266	4,111
Net operating loss carryforwards	2,224	—
Other	1,960	4,095
Total current deferred tax assets	48,584	42,194
Less valuation allowance	(2,222)	(2,922)
Current deferred tax assets after valuation allowance	$46,362	$39,272
Current liabilities:
Other	(646)	(314)
Total current deferred tax liabilities	$(646)	$(314)
Net current deferred tax assets	$45,716	$38,958

	December 31,
	2013	2012
	(In thousands)
Non-current assets:
Benefit and compensation	$—	$(500)
Stock compensation	14,879	12,730
Deferred revenue	186	162
Net operating loss carryforwards	26,593	36,037
Federal & state tax credits	19,045	19,851
Other	897	—
Total non-current deferred tax assets	61,600	68,280
Less valuation allowance	(6,810)	(11,321)
Non-current deferred tax assets after valuation allowance	$54,790	$56,959
Non-current liabilities:
Intangible & fixed assets	(41,563)	(46,650)
Other	105	359
Total non-current deferred tax liabilities	$(41,458)	$(46,291)
Net non-current deferred tax assets	$13,332	$10,668
Total net deferred tax assets	$59,048	$49,626
At December 31, 2013, the Company had net operating loss carryforwards of $50.8 million for federal income tax purposes, $36.1 million for foreign income tax purposes and $51.4 million for state income tax purposes to offset future taxable income. The federal net operating loss carryforwards expire through 2032, $18.9 million of the foreign net operating loss carryforwards expire through 2021 with the remaining $17.2 million having an indefinite carry forward period. The state net operating loss carryforwards expire through 2032.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A valuation allowance of $9.0 million, $14.2 million and $32.3 million is recorded against the Company’s gross deferred tax assets of $110.2 million, $110.5 million, and $125.9 million recorded at December 31, 2013, 2012 and 2011, respectively.
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
The Company’s valuation allowance decreased by $5.2 million, and $18.1 million in 2013 and 2012, respectively. The 2013 overall decrease in the valuation allowance was primarily due to expiring net operating losses in Switzerland which is offset by a reduction in the related deferred tax asset. Further, the Company recorded a decrease to the valuation allowance in Switzerland related to an increase in the expected future realizability of remaining net operating losses.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$6,136	$3,927	$5,530
Gross increases:
Current year tax positions	349	—	—
Prior years' tax positions	729	7,796	1,001
Gross decreases:
Prior years' tax positions	(477)	—	—
Settlements	—	(3,523)	(962)
Statute of limitations lapses	(3,338)	(2,064)	(1,642)
Balance, end of year	$3,399	$6,136	$3,927
Approximately $2.8 million of the balance at December 31, 2013 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. Included in the balance of uncertain tax positions at December 31, 2013 is $2.0 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2013, as a result of expiring statutes of limitations.
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The Company recognized a $0.8 million benefit, a $0.1 million expense, and a $0.5 million benefit for interest and penalties in the income statement during the years ended December 31, 2013, 2012 and 2011, respectively. The Company had approximately $0.4 million, $1.4 million, and $1.3 million of interest and penalties accrued at December 31, 2013, 2012 and 2011, respectively.
At December 31, 2012 the Company had a deferred tax asset and reserve for uncertain tax positions for $0.5 million related to research and development credit from a prior business acquisition. It was determined in 2013 that this credit would not be realizable;

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

therefore, the deferred tax asset was removed and the corresponding reserve for uncertain tax positions was released thus impairing this acquired benefit.
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
The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its Federal income tax returns by the IRS through fiscal year 2010. All significant state and local matters have been concluded through fiscal 2005. All significant foreign matters have been settled through fiscal 2007.
11. NET INCOME (LOSS) PER SHARE
Certain of the Company’s restricted unvested share units that were granted several years ago contained rights to receive nonforfeitable dividends, and thus, were participating securities requiring the two-class method of computing earnings per share. The participating securities had an insignificant impact on the calculation of earnings per share (impacts the rounding by less than $0.01 per share) on the 2011 year presented; therefore, the Company does not present the full calculation below.
Basic and diluted net income (loss) per share was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Basic net income (loss) per share:
Net income (loss)	$(16,977)	$41,204	$27,989
Weighted average common shares outstanding	28,416	28,232	28,952
Basic net income (loss) per common share	$(0.60)	$1.46	$0.97

Diluted net income (loss) per share:
Net income (loss)	$(16,977)	$41,204	$27,989

Weighted average common shares outstanding — Basic	28,416	28,232	28,952
Effect of dilutive securities:
Stock options and restricted stock	—	284	543
Weighted average common shares for diluted earnings per share	28,416	28,516	29,495
Diluted net income (loss) per common share	$(0.60)	$1.44	$0.95

Common stock of approximately 0.7 million, 1.0 million and 0.3 million shares at December 31, 2013, 2012 and 2011, respectively, that are issuable through exercise or conversion of dilutive securities were not included in the computation of diluted net income per share because their effect would have been antidilutive.
Performance Shares and Restricted Units that entitle the holders to approximately 0.2 million shares of common stock are included in the basic and diluted weighted average shares outstanding calculation from their date of issuance because no further consideration is due related to the issuance of the underlying common shares.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component between December 31, 2013 and 2012 are presented in the table below, net of tax:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Balance at December 31, 2012	$(2,373)	$(1,154)	$(1,270)	$(4,797)
Other comprehensive income before reclassifications	(54)	(1,133)	5,874	4,687
Amounts reclassified from accumulated other comprehensive income	1,037	—	—	1,037
Current period other comprehensive income (loss)	983	(1,133)	5,874	5,724
Balance at December 31, 2013	$(1,390)	$(2,287)	$4,604	$927

The reclassification adjustments out of accumulated other comprehensive (loss) income during the years ended December 31, 2013 and 2012 were as follows:

Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,938)	Interest (expense)
Foreign currency forwards	108	Cost of goods sold
	(1,830)	Total before tax
	793	Tax (expense) or benefit
	$(1,037)	Net of tax

Year Ended December 31, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income (loss) is Presented
	(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,901)	Interest (expense)
Foreign currency forwards	(309)	Cost of goods sold
	(2,210)	Total before tax
	939	Tax (expense) or benefit
	$(1,271)	Net of tax
13. COMMITMENTS AND CONTINGENCIES
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
14. SEGMENT AND GEOGRAPHIC INFORMATION
Starting in the first quarter of 2012, because of changes in how the Company internally manages and reports the results of its businesses to its chief operating decision maker, the Company began reporting five reportable segments. The five reportable segments and a description of their activities are described below:

•
The U.S. Neurosurgery segment sells a full line of products specifically for neurosurgery and critical care such as tissue ablation equipment, dural repair products, cerebral spinal fluid management devices, intracranial monitoring equipment, and cranial stabilization equipment.

•	The U.S. Instruments business sells more than 60,000 instrument patterns and surgical products and lighting to hospitals, surgery centers, and dental, podiatry, and veterinary offices.

•
The U.S. Extremities segment includes the U.S. extremity reconstruction business, which includes such offerings as skin and wound repair, bone and joint fixation, implants in the upper and lower extremities, bone grafts and nerve and tendon repair.

•
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

•
The International segment sells similar products to those discussed above, but are managed through the following geographies: (i) Europe, Middle East and Africa, and (ii) Latin/South America, Asia-Pacific, Australia, New Zealand and Canada. The Corporate and other category includes (i) various legal, finance, executive, and human resource functions, (ii) brand management, (iii) share-based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization.

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
Net sales and profit by reportable segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Segment Net Sales
U.S. Neurosurgery	$172,250	$171,278	$165,652
U.S. Instruments	159,627	162,323	155,833
U.S. Extremities	134,683	122,847	98,109
U.S. Spine and Other	179,940	190,546	174,479
International	189,714	183,877	186,005
Total revenues	$836,214	$830,871	$780,078
Segment Profit
U.S. Neurosurgery	$83,211	$91,070	$86,206
U.S. Instruments	45,629	46,294	41,883
U.S. Extremities	53,189	49,432	38,540
U.S. Spine and Other	8,546	55,891	51,011
International	56,869	61,336	64,164
Segment profit	247,444	304,023	281,804
Amortization	(12,697)	(18,536)	(16,433)
Corporate and other	(238,391)	(211,705)	(210,459)
Operating income (loss)	$(3,644)	$73,782	$54,912
The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.
Revenue by major product category consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Orthopedics	$374,640	$369,312	$328,933
Neurosurgery	278,672	277,527	272,538
Instruments	182,902	184,032	178,607
Total Revenues	$836,214	$830,871	$780,078

The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below.
Total revenue, net and long-lived assets (tangible) by major geographic area are summarized below:

	United States*	Europe	Rest of the World	Consolidated
	(In thousands)
Total revenue, net:
2013	$642,694	$93,977	$99,543	$836,214
2012	642,830	90,920	97,121	830,871
2011	589,946	97,184	92,948	780,078
Total long-lived assets:
2013	$187,608	$20,010	$1,030	$208,648
2012	166,508	20,242	1,507	188,257

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

* Includes long-lived assets in Puerto Rico.
15. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2013	$196,652	$205,547	$213,246	$220,769
2012	196,185	210,170	210,084	214,432
Gross margin:
2013	$116,384	$122,479	$129,145	$134,121
2012	121,510	131,896	130,536	132,502
Net income (loss):
2013 (1)	$(4,050)	$3,440	$(28,550)	$12,183
2012	6,693	8,514	13,211	12,786
Basic net income (loss) per common share (2):
2013	$(0.15)	$0.12	$(1.02)	$0.40
2012	0.24	0.30	0.46	0.46
Diluted net income (loss) per common share (2):
2013	$(0.15)	$0.12	$(1.02)	$0.40
2012	0.23	0.30	0.46	0.46

(1) The first quarter of 2013 was negatively impacted by a voluntary recall of certain products manufactured in the Company's Añasco, Puerto Rico facility.
On July 31, 2013, the Company performed the annual goodwill impairment test which resulted in a non-cash goodwill impairment charge of $46.7 million for its U.S. Spine reporting unit, which is a part of the U.S. Spine and Other reportable segment.
The Company incurred incremental costs related to the implementation of its global enterprise resource planning system in the first, second, third, and fourth quarters of 2013 of $6.1 million, $7.6 million, $5.0 million and $5.6 million, respectively.

The Company incurred costs related to the remediation of the FDA warning letters at its manufacturing facilities of $2.1 million, $3.0 million, $2.8 million and $0.4 million in the first, second, third and fourth quarters of 2013, respectively.
(2) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.
16. SUBSEQUENT EVENTS
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $231.0 million. The Company paid Covidien an initial cash payment of $231.0 million upon the closing of the transaction and at that time made a separate prepayment of $4.0 million under a transitional supply agreement with an affiliate of Covidien. In addition, the Company may pay Covidien up to $30.0 million following the closing, contingent upon obtaining certain U.S. and European governmental approvals related to the completion of the transition of the Confluent Surgical business and the timely supply of products under the transitional supply agreement. The Company also entered into a transition services agreement with an affiliate of Covidien at the closing. This acquisition complements Integra's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head. Since the acquisition occurred subsequent to December 31, 2013 the acquisition is not included in the results of operations for any of the periods presented.

The Company borrowed $235.0 million under its Senior Credit Facility in January 2014 in order to fund this acquisition.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns and allowances	$7,221	$601	$—	$(1,628)	$6,194
Deferred tax asset valuation allowance	14,243	(4,497)	—	(714)	9,032
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns and allowances	$6,978	$1,315	$—	$(1,072)	$7,221
Deferred tax asset valuation allowance	32,304	(16,979)	477	(1,559)	14,243
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns and allowances	$7,322	$1,118	$—	$(1,462)	$6,978
Deferred tax asset valuation allowance	36,634	127	(4,238)	(219)	32,304
(1) In 2012, $0.5 million of deferred tax liability was reclassified to the valuation allowance with no impact to the consolidated statement of operations. In 2011, $4.2 million of the valuation allowance was reclassified to long-term taxes payable with no impact to the consolidated statements of operations. There were no such reclassification adjustments made during 2013.

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

3.1(a)
Amended and Restated Certificate of Incorporation of the Company dated February 16, 1993 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 22, 1998 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.1(c)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 17, 1999 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

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
Amended and Restated Credit Agreement, dated as of August 10, 2010, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and HSBC Bank USA, NA, RBC Capital Markets, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2010)

4.3(g)
Second Amended and Restated Credit Agreement, dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank N.A. as Syndication Agent, and, HSBC Bank USA, NA, Royal Bank of Canada, Wells Fargo Bank, N.A., Fifth Third Bank, DNB NOR Bank ASA, and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011)

4.3(h)
First Amendment, dated as of May 11, 2012, to Second Amended and Restated Credit Agreement dated as of June 8, 2011, among Integra LifeSciences Holdings Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank, NA, Royal Bank of Canada, Wells Fargo Bank, NA, Fifth Third Bank, DNB Nor Bank ASA and TD Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2012)

4.3(i)
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

10.8(c)
Amendment to 2000 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.8(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.9(a)
2001 Equity Incentive Plan (amended and restated as of July 26, 2005) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.9(b)	Amendment to 2001 Equity Incentive Plan (effective as of May 17, 2012) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.9(c)
Amendment to 2001 Equity Incentive Plan (effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.9(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.10(a)	Second Amended and Restated 2003 Equity Incentive Plan effective May 19, 2010 (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2010)*

10.10(b)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective May 17, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2012)*

10.10(c)
Amendment to the Second Amended and Restated 2003 Equity Incentive Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.11(a)
Second Amended and Restated Employment Agreement dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.11(b)
Amendment 2006-1, dated as of December 19, 2006, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)*

10.11(c)
Amendment 2008-1, dated as of March 6, 2008, to the Second Amended and Restated Employment Agreement, between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.11(d)
Amendment 2008-2, dated as of August 6, 2008, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.11(e)
Amendment 2009-1, dated as of April 13, 2009, to the Second Amended and Restated Employment Agreement between Stuart M. Essig and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

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

10.15
Consulting Agreement, dated October 12, 2010, between the Company and Inception Surgical (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.16
Severance Agreement between Richard D. Gorelick and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.17(a)
Severance Agreement between Judith O’Grady and the Company dated as of January 4, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)*

10.17(b)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2011 (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.17(c)
Severance Agreement between Judith O’Grady and the Company dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.16(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.18(a)
Employment Agreement, dated as of October 12, 2010, between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010)*

10.18 (b)
Amended and Restated Employment Agreement dated December 20, 2011 between Peter J. Arduini and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23,
2011)*

10.19	Form of Notice of Stock Option Grant with Eight-Year Term for Peter J. Arduini (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2011)*
10.20
Letter Agreement dated February 19, 2013 between Peter J. Arduini and Integra LifeSciences Holdings Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2013)*

10.21(a)
Lease Contract, dated April 1, 2005, between the Puerto Rico Industrial Development Company and Integra CI, Inc. (executed on September 15, 2006) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.21(b)
Amendment to Lease Contract dated as of November 2, 2011, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2011)

10.21(c)
Termination of Amendment to Lease Contract, dated as of April 2, 2012, between Integra CI, Inc. and Puerto Rico Industrial Development Company (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.22
Restricted Units Agreement dated December 27, 1997 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 1998)*

10.23
Stock Option Grant and Agreement pursuant to 1999 Stock Option Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.24
Stock Option Grant and Agreement pursuant to 2000 Equity Incentive Plan dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.25(a)
Restricted Units Agreement dated December 22, 2000 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 8, 2001)*

10.25(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Restricted Units Agreement dated as of December 22, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.26
Stock Option Grant and Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27(a)
Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan dated July 27, 2004 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.27(b)
Amendment 2006-1, dated as of October 30, 2006, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2006)*

10.27(c)
Amendment 2008-1, dated as of March 6, 2008, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 27, 2004 (Incorporated by reference to Exhibit 10.25(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.27(d)
Amendment 2011-1, dated as of May 17, 2011, to the Stuart M. Essig Contract Stock/Restricted Units Agreement dated as of July 24, 2004 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.28
Contract Stock/Units Agreement dated as of May 17, 2011 between the Company and Stuart M. Essig (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on
May 23, 2011)*

10.29
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

10.31(a)	Form of Contract Stock/Restricted Units Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.31(b)
New Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Stuart M. Essig (Incorporated by reference to Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.31(c)
Form of Amendment 2011-1 to Contract Stock/Restricted Units Agreement between the Company and Mr. Essig (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.32	Form of Performance Stock Agreement for Stuart M. Essig (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.33	Form of Restricted Stock Agreement for Stuart M. Essig for 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 13, 2009)*
10.34	Form of Performance Stock Agreement (Executive Officers) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2013)*
10.35	Performance Incentive Compensation Plan effective January 1, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)*

10.36
New Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan (for 2011) Annual Equity Award for Stuart M. Essig) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.37	Form of Notice of Grant of Stock Option and Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005)*

10.38	Form of Non-Qualified Stock Option Agreement (Non-Directors) (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.39	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.40	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.41(a)	Compensation of Directors of the Company effective May 17, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2010)*

10.41(b)	Compensation of Non-Employee Directors of the Company effective May 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012)*

10.41(c)	Compensation of Non-Employee Directors of the Company effective May 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012)*

10.41(d)	Compensation of Non-Employee Directors of the Company effective July 24, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*
10.42(a)
Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(b)
New Form of Restricted Stock Agreement for Non-Employee Directors under the 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.38(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(c)	Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009)*

10.42(d)
Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(e)
New Form of Restricted Stock Agreement for Executive Officers - Annual Vesting (Incorporated by reference to Exhibit 10.38(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(f)	Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.8 to the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2009)*

10.42(g)
Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)*

10.42(h)
New Form of Restricted Stock Agreement for Executive Officers - Cliff Vesting (Incorporated by reference to Exhibit 10.38(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.42(i)	Form of Restricted Stock Agreement for Mr. Henneman for 2008 and 2009 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 13, 2009)*

10.42(j)
Form of Contract Stock/Restricted Units Agreement pursuant to 2003 Equity Incentive Plan for Mr. Henneman (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.42(k)	Form of Option Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008)*

10.42(l)	Form of Performance Stock Agreement for John B. Henneman, III (Incorporated by reference to Exhibit 10.37(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.42(m)	Form of Contract Stock/Restricted Units Agreement (for Signing Grant) for Mr. Arduini (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(n)
Form of Contract Stock/Restricted Units Agreement (for Annual Equity Awards) for Mr. Arduini (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(o)	Form of Non-Qualified Stock Option Agreement for Mr. Arduini (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(p)	Form of Restricted Stock Agreement for Mr. Henneman (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 12, 2010)*

10.42(q)	Form of Restricted Stock Agreement (Annual Vesting) for Mr. Henneman (Incorporated by reference to Exhibit 10.39(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) *

10.43	Annual Executive Physical Medical Exam Arrangement (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2013)*
10.44	Reimbursement of Legal Fees Arrangement for CFO (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2013) *

10.45
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

10.65
Letter Agreement, dated June 14, 2011, between Wells Fargo Bank, National Association and Integra LifeSciences Holdings Corporation, regarding the Additional Warrant Transaction (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on June 15, 2011)

10.66
Unit Purchase Agreement, dated as of July 23, 2008, by and among Integra LifeSciences Holdings Corporation, Theken Spine LLC, Randall R. Theken and the other members of Theken Spine, LLC party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2008)

10.67	Form of Indemnification Agreement for Non-Employee Directors and Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)*

10.68
Piggyback Registration Rights Agreement dated December 22, 2008 between Integra LifeSciences Holdings Corporation and George Heenan, Thomas Gilliam and Michael Evers, as trustees of The Bruce A. LeVahn 2008 Trust and Steven M. LeVahn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008)

10.69(a)
Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated May 15, 2008 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.69(b)
First Amendment to Lease Agreement between 109 Morgan Lane, LLC and Integra LifeSciences Corporation, dated March 9, 2009 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.69(c)
Lease Agreement dated as of July 1, 2013, between 109 Morgan Lane, LLC and Integra LifeSciences Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2013)

12.1
Statement Regarding the Computation of Ratio of Earnings to Fixed Charges and Preferred Share Dividends for the Years Ended 2008, 2009, 2010, 2011 and 2012, and the Nine Months Ended September 30, 2013 (Incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 ASR filed November 4, 2013)

18
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

99.1
Letter, dated December 21, 2011, from the United States Food and Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012)

99.2
Food and Drug Administration Form FDA-483, dated July 30, 2012, relating to inspection of Plainsboro, NJ manufacturing facility (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

99.3
Letter, dated November 1, 2012, from the United States Food and Drug Administration to Integra NeuroSciences Ltd. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2012)

99.4
Letter, dated February 13, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013)

99.5
Letter, dated September 24, 2013, from the United States Federal Drug Administration to Integra LifeSciences Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013)

99.6
Food and Drug Administration Form FDA-483, dated November 26, 2013, relating to the inspection of the Añasco Facility (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

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

#
The financial information of Integra LifeSciences Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

The Company’s Commission File Number for Reports on Form 10-K, Form 10-Q and Form 8-K is 0-26224.