Form 10-Q
period 2014-03-31
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2014-05-01
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 28, 2014 was 32,567,024.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Mine Safety Disclosures	34

Item 6. Exhibits	34

SIGNATURES	36

Exhibit 2.1
Exhibit 18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
		(As adjusted)
Total revenue, net	$215,059	$196,652
Costs and Expenses:
Cost of goods sold	82,383	79,612
Research and development	12,567	12,716
Selling, general and administrative	108,338	102,963
Intangible asset amortization	3,033	3,551
Total costs and expenses	206,321	198,842
Operating income (loss)	8,738	(2,190)
Interest income	62	63
Interest expense	(5,142)	(4,800)
Other income (expense), net	317	(974)
Income (loss) before income taxes	3,975	(7,901)
Income tax expense (benefit)	1,769	(1,873)
Net income (loss)	$2,206	$(6,028)
Basic net income (loss) per common share	$0.07	$(0.22)
Diluted net income (loss) per common share	$0.07	$(0.22)
Weighted average common shares outstanding (See Note 11):
Basic	32,275	27,796
Diluted	32,768	27,796
Comprehensive income (loss) (See Note 12)	$3,206	$(12,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2014	December 31, 2013
		(As adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$129,038	$120,614
Trade accounts receivable, net of allowances of $6,287 and $6,194	112,521	118,145
Inventories, net	215,232	206,919
Deferred tax assets	48,459	48,616
Prepaid expenses and other current assets	34,496	26,858
Total current assets	539,746	521,152
Property, plant and equipment, net	205,667	200,310
Intangible assets, net	429,446	197,163
Goodwill	367,649	249,764
Deferred tax assets	5,645	15,412
Other assets	7,770	8,338
Total assets	$1,555,923	$1,192,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$46,428	$50,752
Deferred revenue	4,220	4,197
Accrued compensation	28,487	28,079
Accrued expenses and other current liabilities	37,696	36,354
Total current liabilities	116,831	119,382
Long-term borrowings under senior credit facility	421,875	186,875
Long-term convertible securities	207,125	205,182
Deferred tax liabilities	94,612	2,083
Other liabilities	36,280	12,527
Total liabilities	876,723	526,049
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 41,449 and 41,042 issued at March 31, 2014 and December 31, 2013, respectively	415	410
Additional paid-in capital	760,817	750,918
Treasury stock, at cost; 8,903 shares at March 31, 2014 and December 31, 2013	(367,121)	(367,121)
Accumulated other comprehensive income (loss)	1,927	927
Retained earnings	283,162	280,956
Total stockholders’ equity	679,200	666,090
Total liabilities and stockholders’ equity	$1,555,923	$1,192,139

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
		(As adjusted)
OPERATING ACTIVITIES:
Net income (loss)	$2,206	$(6,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,961	11,389
Non-cash impairment charges	600	—
Deferred income tax provision (benefit)	1,563	(1,055)
Amortization of debt issuance costs	608	545
Non-cash interest expense	1,666	1,610
Loss on disposal of property and equipment	—	1,865
Share-based compensation	2,471	2,072
Excess tax benefits from stock-based compensation arrangements	(541)	(23)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	5,671	2,109
Inventories	(8,516)	(6,739)
Prepaid expenses and other current assets	(1,582)	2,704
Other non-current assets	(127)	(115)
Accounts payable, accrued expenses and other current liabilities	(4,438)	(515)
Deferred revenue	21	391
Other non-current liabilities	(2,309)	(364)
Net cash provided by operating activities	11,254	7,846
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,335)	(10,853)
Sales of property and equipment	—	532
Cash used in business acquisition, net of cash acquired	(235,000)	(2,766)
Net cash used in investing activities	(246,335)	(13,087)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	235,000	—
Principal payments under capital lease obligations	(122)	—
Proceeds from exercised stock options	7,755	234
Excess tax benefits from stock-based compensation arrangements	541	23
Net cash provided by financing activities	243,174	257
Effect of exchange rate changes on cash and cash equivalents	331	(2,263)
Net change in cash and cash equivalents	8,424	(7,247)
Cash and cash equivalents at beginning of period	120,614	96,938
Cash and cash equivalents at end of period	$129,038	$89,691
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
In the opinion of management, the March 31, 2014 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.
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

Change in accounting principle

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale occurs, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's industry peers, the majority of which expense the MDET at the time of the first sale.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, only 2013 financial results were affected by this change. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three months ended March 31, 2013 has been revised to reflect the retrospective application of the change in accounting principle had the new method been in effect for all periods, as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands, except per share amounts)
Cost of goods sold	$80,268	$(656)	$79,612
Selling, general and administrative	100,161	2,802	102,963
Income tax expense (benefit)	(1,705)	(168)	(1,873)
Net income (loss)	(4,050)	(1,978)	(6,028)
Basic net income (loss) per common share	$(0.15)		$(0.22)
Diluted net income (loss) per common share	(0.15)		(0.22)
Comprehensive income (loss)	$(10,534)	$(1,978)	$(12,512)

Condensed Consolidated Balance Sheets:

	December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Inventories	$213,431	$(6,512)	$206,919
Deferred tax assets - current	46,300	2,316	48,616
Prepaid expenses and other current assets	26,752	106	26,858
Retained earnings	285,046	(4,090)	280,956

Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Net income (loss)	$(4,050)	$(1,978)	$(6,028)
Inventories	(8,885)	2,146	(6,739)
Prepaid and other current assets	2,872	(168)	2,704

Recently Issued Accounting Standards

On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption does not have a material impact on the Company's financial statements.
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years,

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

2. BUSINESS ACQUISITIONS
Confluent Surgical, Inc.
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price is comprised of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of: $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business.
The transitional supply agreement secures the supply of the acquired products from an affiliate of Covidien until the earlier of (i) the time that the transition of the Confluent Surgical business as discussed above is compete, or (ii) the fifth anniversary of the effective date of the agreement; the agreement also contains an option to extend for another two years by providing written notice at least 180 days prior to the end of the initial five-year period. This agreement contains financial incentives to the affiliate of Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement are essentially flat through the third anniversary of the agreement, and then increase significantly each of the following three years. The Company also entered into a transition services agreement with an affiliate of Covidien at the closing for services such as: customer service, accounting and information technology management; clinical and regulatory affairs; manufacturing transition services; and other functions.
This acquisition complements the Company's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head.
The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed, the allocation of goodwill to the Company's reporting units has not yet been completed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory deposit	$4,000
Fixed assets	438
Intangible assets:		Wtd. Avg. Life
Technology product rights	239,800	20 years
Other	400	Less than 1 year
Deferred tax asset - long term	14
Goodwill	117,715
Total assets acquired	362,367
Contingent supply liability	5,891
Other	731
Deferred tax liability - long term	99,850
Net assets acquired	$255,895
Subsequent to the acquisition date, a regulatory event occurred that resulted in the full-impairment of one of the acquired technology product rights for $0.6 million. This event was not known, or knowable, at the time of the acquisition and therefore the impairment has been included in the Company's March 31, 2014 cost of sales.
The Company accounted for the contingent supply liability by recording its fair value as a liability on the date of the acquisition based on a discounted cash-flow model. This contingent supply liability relates to contractual quarterly incentive payments that will be made to an affiliate of Covidien if certain supply minimums under the transitional supply agreement are met.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounted for the contingent consideration by recording its fair value as a liability on the date of the acquisition. The contingent consideration relates to the Company obtaining certain U.S. and European regulatory approvals. At the date of the acquisition, both of these milestones were valued using a discount rate of 2.2%, which is equivalent to the cost of debt for the estimated time horizon, and an overall probability of occurring of 95%. Accordingly, on January 15, 2014 the Company recorded a $20.9 million liability representing the initial fair value estimate of the probability weighted contingent consideration that management believes will be paid between early 2017 and late 2018. Depending on the expected timing of the estimated payments, the acquisition date fair value of the probability adjusted payments could have been $0.3 million higher or $0.4 million lower. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings.
The goodwill recorded in connection with this acquisition is based on (i) expected cost savings, operating synergies and other benefits expected to result from the combined operations, (ii) the value of the going-concern element of Confluent Surgical's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately), and (iii) intangible assets that do not qualify for separate recognition such as Confluent Surgical's assembled workforce. The goodwill acquired will not be deductible for tax purposes.

Contingent consideration
The carrying value of contingent consideration was increased during the three-months ended March 31, 2014 to reflect current period acquisitions and the change in the time value of money during the period. A reconciliation of the opening balances to the closing balances of these Level 3 measurements are as follows (dollars in thousands):

		Location in Statement of Operations
Balance as of January 1, 2014	$1,227
Contingent consideration from Confluent Surgical acquisition	20,895
Loss from increase in fair value of contingent consideration liability	128	Selling, general and administrative
Fair value at March 31, 2014	$22,250

Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2013 as if the Confluent Surgical acquisition completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1, 2013 that will not be recurring in the post-acquisition periods, (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate, and (iv) the earnings per share impact of the increase in the number of weighted average shares outstanding from the sale of registered common shares during November 2013 in anticipation of the Confluent Surgical acquisition. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.
The pro forma impact of the Confluent Surgical acquisition was not material to the 2014 consolidated operating results of the Company; therefore the pro forma impact on that period has not been included below. The pro forma results below also incorporate the impact of the change in accounting for the MDET on the 2013 results which is discussed in Note 1.

Three Months Ended March 31, 2013
(Dollars in thousands)
Total revenue	$213,051
Net income (loss)	$(5,469)
Net income (loss) per share:
Basic	$(0.17)
Diluted	$(0.17)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INVENTORIES
Inventories, net consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
		(As adjusted)
Finished goods	$131,791	$123,786
Work in process	47,836	47,403
Raw materials	35,605	35,730
	$215,232	$206,919

The December 31, 2013 amounts above have been revised to correct an immaterial reclassification of certain items between work in process and raw materials.

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
Changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$95,165	$58,033	$61,079	$56,325	$25,900	$296,502
Accumulated impairment losses				(46,738)		(46,738)
Goodwill at December 31, 2013	95,165	58,033	61,079	9,587	25,900	249,764
Confluent Surgical acquisition - preliminary allocation	94,315	—	—	—	23,400	117,715
Foreign currency translation	88	27	28	4	23	170
Goodwill at March 31, 2014	$189,568	$58,060	$61,107	$9,591	$49,323	$367,649

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$320,460	$(49,607)	$270,853
Customer relationships	12 years	146,701	(81,926)	64,775
Trademarks/brand names	31 years	33,601	(15,726)	17,875
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(9,677)	25,044
All other (1)	4 years	4,652	(2,237)	2,415
		$588,619	$(159,173)	$429,446

	December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$81,238	$(45,343)	$35,895
Customer relationships	12 years	146,627	(79,624)	67,003
Trademarks/brand names	31 years	33,703	(15,648)	18,055
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(9,305)	25,416
All other (1)	5 years	4,251	(1,941)	2,310
		$349,024	$(151,861)	$197,163

(1)	At March 31, 2014 and December 31, 2013, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.
During the three months ended March 31, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold due to a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired IPR&D) is expected to approximate $30.9 million in 2014, $28.8 million in 2015, $26.5 million in 2016, $24.4 million in 2017 and $24.1 million in 2018. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

5. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Company amended the Senior Credit Facility on June 8, 2011, May 11, 2012 and June 21, 2013.
The June 8, 2011 amendment:

i.	increased the revolving credit component from $450 million to $600 million and eliminated the $150 million term loan component that existed under the original amended and restated credit agreement;

ii.	allows the Company to further increase the size of the revolving credit component by an aggregate of $200 million with additional commitments;

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

iii.	provides the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants; and

iv.	extended the maturity date from August 10, 2015 to June 8, 2016.
On May 11, 2012, the Company entered into an amendment to the Senior Credit Facility (the “2012 Amendment”). The 2012 Amendment modified certain financial and negative covenants. The 2012 Amendment provides that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012). In addition, when calculating consolidated EBITDA for any period, the 2012 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income.
On June 21, 2013, the Company entered into an amendment to the Senior Credit Facility (the “2013 Amendment”). The 2013 Amendment modified certain financial and negative covenants and increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter. In addition, when calculating consolidated EBITDA for any period, the 2013 Amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income. The effect of the 2013 Amendment is to increase the ability of the Company to borrow under the Senior Credit Facility during the affected periods. The Company capitalized $1.1 million of incremental financing costs in connection with the 2013 Amendment, which will be amortized through the maturity date of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2014, the Company was in compliance with all such covenants.
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
At March 31, 2014 and December 31, 2013, there was $421.9 million and $186.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. At March 31, 2014, there was approximately $178.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at March 31, 2014 was approximately $425.7 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At March 31, 2014, the carrying amount of the liability component was $207.1 million, the remaining unamortized discount was $22.9 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at March 31, 2014 was approximately $248.6 million. At December 31, 2013, the carrying amount of the liability component was $205.2 million, the remaining unamortized discount was $24.8 million and the principal amount outstanding was $230.0 million. The fair value of

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of March 31, 2014, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,666	$1,610
Cash interest related to the contractual interest coupon	801	818
Total	$2,467	$2,428

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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value as of
Location on Balance Sheet (1):	March 31, 2014	December 31, 2013
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,653	$1,676
Interest rate swap — Other liabilities (2)	444	763
Total Derivatives designated as hedges — Liabilities	$2,097	$2,439

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At March 31, 2014 and December 31, 2013, the notional amount related to the Company’s sole interest rate swap was $108.8 million and $112.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three months ended March 31, 2014 and 2013:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended March 31, 2014
Interest rate swap	$(2,439)	$(109)	$(451)	$(2,097)	Interest (expense)
	$(2,439)	$(109)	$(451)	$(2,097)
Three Months Ended March 31, 2013
Forward currency forward contracts	$(34)	$—	$(34)	$—	Cost of goods sold
Interest rate swap	(4,125)	(9)	(490)	(3,644)	Interest (expense)
	$(4,159)	$(9)	$(524)	$(3,644)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the three months ended March 31, 2014 and 2013.

7. STOCK-BASED COMPENSATION
As of March 31, 2014, the Company had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors, and employees, and generally expire six years from the grant date for employees, and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three years after the date of grant. The vesting of performance stock, issued under the Plans, is subject to service and performance conditions.

Stock Options

As of March 31, 2014, there were approximately $2.0 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 56,727 stock options granted during the three months ended March 31, 2014.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock awards are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of March 31, 2014, there were approximately $21.5 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 204,397 restricted stock awards/stock units and 74,424 performance shares during the three months ended March 31, 2014.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the three month periods ended March 31, 2014 and 2013.
As of March 31, 2014, there remained $75.0 million available for repurchases under this authorization.

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
Net periodic benefit costs for the Company’s defined benefit pension plans included the following amounts:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest cost	$163	$137
Return on plan assets	(134)	(100)
Net period benefit cost	$29	$37

The Company made $0.3 million and $0.2 million of contributions to its defined benefit pension plans during the three months ended March 31, 2014 and 2013, respectively.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended March 31,
	2014	2013
		(As adjusted)
Reported tax rate	44.5%	23.7%

The Company’s effective income tax rates for the three months ended March 31, 2014 and 2013 were 44.5% and 23.7%, respectively.

For the three months ended March 31, 2014, the increase in the income tax rate compared to the same period in 2013 was primarily the result of discrete state income tax audit settlements of $0.6 million, as well as higher income within U.S.-based operations relative to foreign operations, which created an unfavorable effect on the effective tax rate.  Additionally, the effective rate for the three months ended March 31, 2013 included an income tax benefit in France which is no longer available in 2014 because of a change in French tax law change that occurred on December 30, 2013.

For the three months ended March 31, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of year-to-date worldwide pretax income and a reinstatement of the Federal research and development credit. The Company recorded a benefit of $0.9 million in the first quarter of 2013 due to the extension of the Federal research credit by the American Taxpayer Relief Act which was signed into law at that time. The Company recorded a benefit of $0.4 million in the first quarter of 2013 for the release of tax contingency reserves. This amount is offset by an expense of $0.4 million due to a change in the German local tax rate, which was also effective that quarter.

The Company expects its effective income tax rate for the full year to be approximately 23% to 24%, resulting largely from the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. The Company may revise this estimate in the future as additional information becomes available.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
		(as adjusted)
Basic net income (loss) per share:
Net income (loss)	$2,206	$(6,028)
Weighted average common shares outstanding	32,275	27,796
Basic net income (loss) per common share	$0.07	$(0.22)

Diluted net income (loss) per share:
Net income (loss)	$2,206	$(6,028)

Weighted average common shares outstanding — Basic	32,275	27,796
Effect of dilutive securities:
Stock options and restricted stock	493	—
Weighted average common shares for diluted earnings per share	32,768	27,796
Diluted net income (loss) per common share	$0.07	$(0.22)

At March 31, 2014 and 2013, the Company had 1.4 million and 1.7 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at March 31, 2014 and 2013. Stock options, restricted stock and warrants are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2014, 0.2 million of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended March 31, 2013 all stock options, restricted stock and warrants were excluded from the diluted earnings per share calculation using the treasury stock method because of their anti-dilutive effect.

12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
		(as adjusted)
Net income (loss)	$2,206	$(6,028)
Foreign currency translation adjustment	819	(6,780)
Change in unrealized gain on derivatives, net of tax	195	296
Pension liability adjustment, net of tax	(14)	—
Comprehensive income (loss)	$3,206	$(12,512)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Accumulated Other Comprehensive Income (Loss) by component between December 31, 2013 and March 31, 2014 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(1,390)	$(2,287)	$4,604	$927
Other comprehensive income (loss) before reclassifications	(62)	(14)	819	743
Amounts reclassified from accumulated other comprehensive income	257	—	—	257
Net current-period other comprehensive income (loss)	195	(14)	819	1,000
Ending balance	$(1,195)	$(2,301)	$5,423	$1,927

The reclassification adjustments out of Accumulated Other Comprehensive Income (Loss) during the three months ended March 31, 2014 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(451)	Interest (expense)
	(451)	Total before tax
	194	Tax (expense) or benefit
	$(257)	Net of tax

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

The Corporate and other category includes (i) various legal, finance, information systems, executive, and human resource functions, (ii) brand management, (iii) share-based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization.

The operating results of the various reportable segments as presented are not comparable to one another because (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results.

Net sales and profit by reportable segment for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
		(as adjusted)
Segment Net Sales
U.S. Neurosurgery	$54,383	$38,996
U.S. Instruments	36,720	36,948
U.S. Extremities	31,912	31,361
U.S. Spine and Other	41,067	43,548
International	50,977	45,799
Total revenues	$215,059	$196,652
Segment Profit
U.S. Neurosurgery	$27,788	$17,768
U.S. Instruments	10,481	10,084
U.S. Extremities	11,753	10,791
U.S. Spine and Other	11,977	13,213
International	17,212	12,878
Segment profit	79,211	64,734
Amortization	(3,033)	(3,551)
Corporate and other	(67,440)	(63,373)
Operating income (loss)	$8,738	$(2,190)
Revenue by major product category consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Orthopedics	$87,239	$90,260
Neurosurgery	84,370	63,185
Instruments	43,450	43,207
Total Revenues	$215,059	$196,652

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
United States	$163,382	$150,019
Europe	25,324	23,617
Rest of World	26,353	23,016
Total Revenues	$215,059	$196,652

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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office is investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertain to alleged improper billing of products for extremities indications. The Company has been cooperating with the U.S. Attorney's Office on a voluntary basis and is not a subject or target of an investigation at this time.  In cooperating with the U.S. Attorney’s Office, the Company has responded to multiple government requests for documents and information; and in the fall of 2013 it responded to what the government currently indicated is its final request.  Representatives of the Company met with the Assistant United States Attorney in charge of the matter and an agent from the Federal Bureau of Investigation on April 11, 2014, to discuss the matter, the behavior of the sales representatives in question, and the disposition of the matter as to the Company.  The Company awaits word from the U.S. Attorney’s Office as to the disposition of the matter as to the Company.
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

15. SUBSEQUENT EVENT

On April 29, 2014, the Board of Directors (the "Board") of the Company appointed Glenn G. Coleman as Corporate Vice President of the Company effective as of May 2, 2014. In addition, on April 29, 2014, the Board of the Company appointed Mr. Coleman as Corporate Vice President, Chief Financial Officer and Principal Accounting Officer effective one business day after the Company files its Form 10-Q for the quarter ended March 31, 2014 with the Securities and Exchange Commission (the “SEC”), as early as May 2, 2014 and no later than May 13, 2014. At such time that Mr. Coleman commences as Chief Financial Officer, John B. Henneman, III will cease to serve as the Company’s Chief Financial Officer and will then serve as Corporate Vice President, Chief Administrative Officer. At such time that Mr. Coleman commences as Principal Accounting Officer, Jerry Corbin will cease to serve as the Company’s Principal Accounting Officer, but Mr. Corbin will still serve as Corporate Vice President, Corporate Controller. The Company expects to incur severance obligations pursuant to Mr. Henneman’s employment agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.
We have made statements in this report which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and under the heading "Risk Factors" in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We present revenues in the following three product categories: Orthopedics, Neurosurgery and Instruments. Our orthopedics product group includes specialty metal implants for surgery of the extremities, shoulder and spine, orthobiologics products for repair and grafting of bone, dermal regeneration products and tissue-engineered wound dressings and nerve and tendon repair products. Our neurosurgery product group includes, among other things, dural grafts and dural sealants which are indicated for the repair of the dura mater, ultrasonic surgery systems for tissue ablation, cranial stabilization and brain retraction systems, systems for measurement of various brain parameters and devices used to gain access to the cranial cavity and to drain excess cerebrospinal fluid from the ventricles of the brain. Our instruments product group includes a wide range of specialty and general surgical and dental instruments and surgical lighting for sale to hospitals, outpatient surgery centers, and physician, veterinarian and dental practices.
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
Acquisition of Confluent Surgical, Inc.
On January 15, 2014, we acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price is comprised of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The purchase agreement includes a potential maximum undiscounted contingent consideration of $30.0 million which consists of: $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business.
The transitional supply agreement secures the supply of the acquired products from an affiliate of Covidien until the earlier of (i) the time that the transition of the Confluent Surgical business as discussed above is compete, or (ii) the fifth anniversary of the effective date of the agreement; the agreement also contains an option to extend for another two years by providing written notice at least 180 days prior to the end of the initial five-year period. This agreement contains financial incentives to the affiliate of Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement are essentially flat through the third anniversary of the agreement, and then increase significantly each of the following three years. We also entered into a transition services agreement with an affiliate of Covidien at the closing for services such as: customer service, accounting and information technology management; clinical and regulatory affairs; manufacturing transition services; and other functions.
This acquisition complements our global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head.

Change in Accounting Treatment for the Medical Device Excise Tax

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale occurs, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's industry peers, the majority of which expense the MDET at the time of the first sale.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, only 2013 financial results were affected by this change. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three months ended March 31, 2013. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-Q and the impact on the first quarter of 2013 is discussed in detail in Note 1 to the condensed consolidated financial statements. For a full reconciliation of the impact on the 2013 historical quarterly financial results, see the investor presentations on the Investor Relations homepage of Integra's website at investor.integralife.com.

Management Changes

On April 29, 2014, the Board of Directors (the "Board") of the Company appointed Glenn G. Coleman as Corporate Vice President of the Company effective as of May 2, 2014. In addition, on April 29, 2014, the Board of the Company appointed Mr. Coleman as Corporate Vice President, Chief Financial Officer and Principal Accounting Officer effective one business day after the Company files its Form 10-Q for the quarter ended March 31, 2014 with the Securities and Exchange Commission (the “SEC”), as early as May 2, 2014 and no later than May 13, 2014. At such time that Mr. Coleman commences as Chief Financial Officer, John B. Henneman, III will cease to serve as the Company’s Chief Financial Officer and will then serve as Corporate Vice President, Chief Administrative Officer. At such time that Mr. Coleman commences as Principal Accounting Officer, Jerry Corbin will cease to serve as the Company’s Principal Accounting Officer, but Mr. Corbin will still serve as Corporate Vice President, Corporate Controller. The Company expects to incur severance obligations pursuant to Mr. Henneman’s employment agreement.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended March 31, 2014, was $2.2 million, or $0.07 per diluted share as compared with a net loss of $6.0 million or $0.22 per diluted share for the three months ended March 31, 2013.
The results of operations for the three months ended March 31, 2013 were adversely affected by a voluntary recall of certain collagen-based products manufactured in our Añasco, Puerto Rico facility. This recall resulted in lost revenues, increased sales reserves, inventory scrap, and costs of remediation at the facility which continued throughout 2013. We resolved the issues relating to the recall by the beginning of the first quarter of 2014, and saw improved margins from DuraSeal revenues; however, the costs associated with closing the Confluent Surgical acquisition and the related integration effort impacted our 2014 financial results.

Income before taxes includes the following special charges:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Global ERP implementation charges	$6,100	$6,149
Structural optimization charges	2,960	3,408
Manufacturing facility remediation costs	143	2,125
Certain expenses associated with product recalls	—	1,279
Certain employee termination charges	681	—
Acquisition-related charges	3,753	388
Impairment charges	600	—
Convertible debt non-cash interest	1,667	1,610
Total	$15,904	$14,959

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of goods sold	$2,877	$4,501
Selling, general and administrative	11,360	8,848
Interest expense	1,667	1,610
Total	$15,904	$14,959

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
On October 24, 2013, the United States Food and Drug Administration began an inspection of the Añasco facility. At the end of the inspection on November 26, 2013, the FDA issued a new Form 483 with six additional observations relating to Corrective and Preventative Action (“CAPA”), quality system procedures and instructions, procedures pertaining to complaints, procedures pertaining to checking and maintaining equipment, procedures for finished device acceptance and procedures to prevent contamination of equipment or products. These observations did not impact our ability to manufacture and sell product. On March 4, 2014 we met with the FDA Office of Compliance, San Juan, Puerto Rico District to discuss the Corrective Action and remediation plan at the Añasco, Puerto Rico facility. We had committed to several corporate-wide corrections and additional site corrections and will continue to complete these within the timeframes provided to the FDA in order to remediate the observations that the FDA has made.
Over the past several years we have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. During the three months ended March 31, 2014 and 2013, we incurred $0.1 million and $2.1 million in remediation activities expenses, respectively, consisting of consulting expenses and other work activities required to complete our remediation activities, and we expect to incur similar types of expenses during 2014, albeit at lower spending levels compared to 2013. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended March 31,
	2014	2013
Segment Net Sales	(In thousands)
U.S. Neurosurgery	$54,383	$38,996
U.S. Instruments	36,720	36,948
U.S. Extremities	31,912	31,361
U.S. Spine and Other	41,067	43,548
International *	50,977	45,799
Total revenue	215,059	196,652
Cost of goods sold	82,383	79,612
Gross margin on total revenues	$132,676	$117,040
Gross margin as a percentage of total revenues	61.7%	59.5%
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues.

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Revenues and Gross Margin
For the three months ended March 31, 2014 total revenues increased by $18.4 million to $215.1 million from $196.7 million for the same period in 2013.
U.S. Neurosurgery revenues were $54.4 million, an increase of 39% from the prior-year period. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition, which were $10.6 million during the quarter. We also saw increases from our dural repair franchise, which was up against a soft comparable as a result of the recall in 2013, and neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment in the quarter.

U.S. Instruments revenues were $36.7 million, a decrease of 1% from the prior-year period. The decrease resulted primarily from product discontinuances. The decline was offset in part by increases in alternate site, acute care, and lighting revenues.
U.S. Extremities revenues were $31.9 million, an increase of 2% from the prior-year period. This increase resulted primarily from dermal and wound care products, and from our shoulder business due to the launch of new shoulder lines in the latter-half of 2013. We saw some softness in our lower extremity and nerve franchises during the quarter.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $41.1 million, a 6% decrease from the prior-year period. Our spine hardware product sales continued to decline compared to the prior year, but we expect positive comparisons in this category for the remainder of the year. Orthobiologics sales were up low-single digits for the quarter. Sales of our private label products were down from the prior-year period primarily due to the loss of business to certain customers because of the prolonged recall-related supply disruptions last year.
International segment revenues were $51.0 million, an increase of 11% from the prior-year period. These increases primarily resulted from the incremental impact of DuraSeal product sales of $3.6 million during the quarter, Duragen sales as we recover from the recall in 2013, and skin and wound sales in both regions. Foreign currency had a negligible impact on our sales in the current quarter.
Gross margin increased to $132.7 million for the three-month period ended March 31, 2014 from $117.0 million for the same period last year. Gross margin as a percentage of total revenue increased to 61.7% for the first quarter of 2014 from 59.5% for the same period last year. The increase in gross margin percentage resulted primarily from decreased remediation costs at our manufacturing facilities. Throughout 2013 we invested in improvements to quality systems across our organization as a result of prior FDA findings. In 2014, we are seeing our spending return to a more normal level since those initial remediation efforts are largely complete. Our 2014 gross margin also saw improvement from product recall expenses in 2013 that did not recur, improved margins from the sales of Duragen products no longer subject to the recall, and margins on the sales of DuraSeal products.
We expect our consolidated gross margin percentage for the full year 2014 to be between 61% and 62%, up compared to 2013. We expect our gross margin will see increases from improved product mix - with more sales in the orthopedics and DuraSeal lines - and improvements in yield as we resolve FDA inspection issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended March 31,
	2014	2013
Research and development	5.8%	6.5%
Selling, general and administrative	50.4%	52.4%
Intangible asset amortization	1.4%	1.8%
Total operating expenses	57.6%	60.7%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $4.7 million, or 4%, to $123.9 million in the three months ended March 31, 2014, compared to $119.2 million in the same period last year.

Research and development expenses in the first quarter of 2014 decreased $0.1 million compared to the same period last year, resulting from lower product development spending, which, in turn, was driven by headcount reductions, and lower overall project costs. We target full-year 2014 spending on research and development to be approximately 6% of total revenues.

Selling, general and administrative expenses in the first quarter of 2014 increased by $5.4 million to $108.3 million compared to $103.0 million in the same period last year. Selling and marketing expenses increased by $1.1 million, primarily resulting from higher commissions related to the DuraSeal sales, and overall sales increases in general. General and administrative costs were up $4.2 million as a result of bank fees paid in connection with the Confluent Surgical acquisition, fees for the related transitional services agreement, and higher licensing fees related to our ERP implementation.

Amortization expense in the first quarter of 2014 was $3.0 million compared to $3.6 million in the same period last year. The decrease resulted primarily from certain non-technology intangible assets becoming fully amortized in 2013.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest income	$62	$63
Interest expense	(5,142)	(4,800)
Other income (expense)	317	(974)

Interest Income and Interest Expense
Interest expense in the three months ended March 31, 2014 increased by $0.3 million primarily as a result of additional borrowings under our credit facility to fund the Confluent Surgical acquisition, partially offset by capitalization of interest expense in connection with our construction-in-progress. Our reported interest expense for the three-month periods ended March 31, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $1.7 million and $1.6 million, respectively. Interest income was negligible for the three months ended March 31, 2014.
Other Income (Expense)
Other income for the first quarter of 2014 was primarily attributable to an employment assistance grant received from Ireland. Other expense for the first quarter of 2013 was primarily attributable to a write off of $1.5 million for a capital expenditure project not placed into service offset by foreign exchange gains on intercompany balances.
Income Taxes

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$3,975	$(7,901)
Income tax expense (benefit)	1,769	(1,873)
Effective tax rate	44.5%	23.7%

Our effective income tax rates for the three months ended March 31, 2014 and 2013 were 44.5% and 23.7%, respectively. For the three months ended March 31, 2014, the increase in the income tax rate compared to the same period in 2013 resulted from discrete state income tax audit settlements of $0.6 million, as well as higher income within U.S.-based operations relative to foreign operations, which created an unfavorable effect on the effective tax rate.  Additionally, the effective rate for the three months ended March 31, 2013 included an income tax benefit in France which is no longer available in 2014 because of a change in French tax law that occurred on December 30, 2013.

For the three months ended March 31, 2013, the reduction in the income tax rate compared to the same period in 2012 was primarily the result of a change in the jurisdictional mix of year-to-date worldwide pretax income and a reinstatement of the Federal research and development credit. The Company recorded a benefit of $0.9 million in the first quarter of 2013 due to the extension of the Federal research credit by the American Taxpayer Relief Act which was signed into law at that time. The Company recorded a benefit of $0.4 million in the first quarter of 2013 for the release of tax contingency reserves. This amount is offset by an expense of $0.4 million due to a change in the German local tax rate, which was also effective that quarter.

We expect that our effective income tax rate for the full year to be approximately 23% to 24% resulting largely from the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. We may revise this estimate in the future as additional information becomes available.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets on a quarterly basis.
While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, state and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies.

Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which would be classified as current income taxes payable.

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
United States	$163,382	$150,019
Europe	25,324	23,617
Rest of World	26,353	23,016
Total Revenues	$215,059	$196,652
Domestic revenues increased to $163.4 million, or 76% of total revenues, for the three months ended March 31, 2014 from $150.0 million, or 76% of total revenues, for the three months ended March 31, 2013. International revenues increased to $51.7 million from $46.6 million in the prior-year period, an increase of 11%. Foreign exchange rate fluctuations had a negligible impact on our sales in the current quarter.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $129.0 million and $120.6 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, our non-U.S. subsidiaries held approximately $102.3 million of cash and cash equivalents that are available for use by our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$11,254	$7,846
Net cash used in investing activities	(246,335)	(13,087)
Net cash provided by financing activities	243,174	257
Effect of exchange rate fluctuations on cash	331	(2,263)
Net increase (decrease) in cash and cash equivalents	$8,424	$(7,247)

In 2014, we anticipate that our principal uses of cash will include between $45.0 million and $55.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. Additionally, we will continue to build inventories in preparation for our facilities consolidations expected to occur in the latter half of 2014.

Cash Flows Provided by Operating Activities
We generated operating cash flows of $11.3 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively.
Operating cash flows for the three months ended March 31, 2014 benefited from an increase in net income of $8.2 million compared to the same period in 2013. Changes in working capital decreased cash flows for the three months ended March 31, 2014 by approximately $8.8 million. Among the changes in working capital, accounts receivable provided $5.7 million of cash, inventory used $8.5 million of cash, prepaid expenses and other current assets used $1.6 million of cash, and accounts payable, accrued expenses and other current liabilities used $4.4 million of cash.
Operating cash flow for the three months ended March 31, 2013 was negatively impacted by the net income decrease of $12.7 million compared to the same period in 2012. Changes in working capital decreased cash flows by approximately $2.1 million. Among the changes in working capital, accounts receivable provided $2.1 million of cash, inventory used $6.7 million of cash, prepaid expenses and other current assets provided $2.7 million of cash, and accounts payable, accrued expenses and other current liabilities used $0.4 million of cash.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, and $11.3 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the three months ended March 31, 2013, we paid $10.9 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation, and $2.8 million for the acquisition of Tarsus Medical, Inc.
Cash Flows Provided by Financing Activities
Our principal sources of cash for financing activities in the three months ended March 31, 2014 were $235.0 million of borrowings under our Senior Credit Facility to fund the Confluent Surgical acquisition, and stock option exercises of $7.8 million.
Our principal sources of cash for financing activities in the three months ended March 31, 2013 were $0.2 million from stock option exercises.
Working Capital
At March 31, 2014 and December 31, 2013, working capital was $422.9 million and $401.8 million, respectively.
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
The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at March 31, 2014, the Company was in compliance with all such covenants.
On May 11, 2012, the Company entered into an amendment to the Senior Credit Facility. The amendment modified certain financial and negative covenants as disclosed in Note 5 to the Financial Statements, the effect of which was to increase the Company’s capacity to borrow.

On June 21, 2013, the Company entered into an amendment to the Senior Credit Facility. The amendment provides for an increase to the Company's Maximum Consolidated Total Leverage Ratio and permits the addition of certain costs and expenses in the calculation of the consolidated EBIDTA as disclosed in Note 5 to the Financial Statements. There were no other changes as a result of the second amendment. In connection with the June 21, 2013 amendment, the Company capitalized $1.1 million in incremental financing costs.
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
We plan to utilize the Senior Credit Facility for working capital, capital expenditures, share repurchases, acquisitions, debt repayments and other general corporate purposes. At March 31, 2014 and December 31, 2013, there was $421.9 million and $186.9 million, respectively, outstanding under the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At March 31, 2014, there was approximately $178.1 million available, subject to certain limitations, for borrowing under the Senior Credit Facility.
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
Share Repurchase Plan

On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first three months of 2014 and $75.0 million remains available under the authorization.
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

Contractual Obligations and Commitments
As of March 31, 2014, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Securities (1)	$230.0	$—	$230.0	$—	$—
Revolving Credit Facility (2)	421.9	—	421.9	—	—
Interest (3)	11.2	3.7	7.5	—	—
Employment Agreements (4)	1.0	1.0	—	—	—
Operating Leases	65.8	11.5	17.1	9.6	27.6
Purchase Obligations	18.7	6.8	5.6	6.3	—
Other	8.4	3.1	3.1	1.0	1.2
Total	$757.0	$26.1	$685.2	$16.9	$28.8

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 5 "Debt" of our condensed consolidated financial statements for additional information.

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
Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling $3.0 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed, except as noted below.
Inventory

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale occurs, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's industry peers, the majority of which expense the MDET at the time of the first sale.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, only 2013 financial results were affected by this change. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three months ended March 31, 2013. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-Q and the impact on the first quarter of 2013 is discussed in detail in Note 1 to the condensed consolidated financial statements. For a full reconciliation of the impact on the 2013 historical quarterly financial results, see the investor presentations on the Investor Relations homepage of Integra's website at investor.integralife.com.

Recently Issued Accounting Standards

On July 18, 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities. Early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption does not have a material impact on the Company's financial statements.
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2014 would increase interest income by approximately $1.3 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 24 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $108.8 million outstanding as of March 31, 2014. We recognized $0.5 million of additional interest expense related to this derivative during the three months ended March 31, 2014. The fair value of our interest rate derivative instrument was a net liability of $2.1 million at March 31, 2014.
Based on our outstanding borrowings at March 31, 2014, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $3.1 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide such reasonable assurance.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office is investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertain to alleged improper billing of products for extremities indications. The Company has been cooperating with the U.S. Attorney's Office on a voluntary basis and is not a subject or target of an investigation at this time.  In cooperating with the U.S. Attorney’s Office, the Company has responded to multiple government requests for documents and information; and in the fall of 2013 it responded to what the government currently indicated is its final request.  Representatives of the Company met with the Assistant United States Attorney in charge of the matter and an agent from the Federal Bureau of Investigation on April 11, 2014, to discuss the matter, the behavior of the sales representatives in question, and the disposition of the matter as to the Company.  The Company awaits word from the U.S. Attorney’s Office as to the disposition of the matter as to the Company.
The Company manufactures and sells certain extremities products internationally pursuant to a license agreement that the licensor has indicated it will terminate effective October 20, 2014 after the parties were unable to resolve disagreements under the license agreement. Revenues for products sold under that license agreement approximated $5.5 million in 2013. Subject to certain conditions described in the license agreement, Integra may sell the remaining inventory of covered products after the expiration of the license agreement. In the first quarter of 2014, the parties resumed their discussions to resolve their disagreements under the license agreement. At this time, we cannot predict whether the licensor will bring any claims against the Company or whether those claims, if successful, would have a material, adverse effect on the financial results of the Company. Should the licensor bring any claims against the Company, the Company might assert counterclaims against the licensor.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended March 31, 2014 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

*18	Preferability letter of Independent Public Accounting Firm dated May 1, 2014

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 1, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	May 1, 2014	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	May 1, 2014	/s/ John B. Henneman, III
John B. Henneman, III
Corporate Vice President, Finance and Administration, and Chief Financial Officer

Exhibits

2.1
Stock Purchase Agreement, dated as of October 25, 2013, by and between Covidien Group S.A.R.L. and Integra LifeSciences Corporation (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014)

*18	Preferability letter of Independent Public Accounting Firm dated May 1, 2014

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†
The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 1, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.