Form 10-Q
period 2014-06-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2014-08-05
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 30, 2014 was 32,598,682.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As adjusted)*		(As adjusted)*
Total revenue, net	$231,351	$205,547	$446,410	$402,199
Costs and Expenses:
Cost of goods sold	86,976	81,829	169,359	161,441
Research and development	13,745	11,809	26,312	24,525
Selling, general and administrative	115,253	103,280	223,591	206,243
Intangible asset amortization	2,985	3,073	6,018	6,624
Total costs and expenses	218,959	199,991	425,280	398,833
Operating income	12,392	5,556	21,130	3,366
Interest income	58	289	120	352
Interest expense	(5,382)	(4,965)	(10,524)	(9,765)
Other income (expense), net	118	(307)	435	(1,281)
Income (loss) before income taxes	7,186	573	11,161	(7,328)
Income tax expense (benefit)	2,361	(947)	4,130	(2,820)
Net income (loss)	$4,825	$1,520	$7,031	$(4,508)
Basic net income (loss) per common share	$0.15	$0.05	$0.22	$(0.16)
Diluted net income (loss) per common share	$0.15	$0.05	$0.21	$(0.16)
Weighted average common shares outstanding (See Note 10):
Basic	32,398	27,873	32,336	27,834
Diluted	32,804	28,118	32,796	27,834
Comprehensive income (loss) (See Note 11)	$4,752	$3,397	$7,957	$(9,115)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2014	December 31, 2013
		(As adjusted)*

ASSETS
Current Assets:
Cash and cash equivalents	$137,160	$120,614
Trade accounts receivable, net of allowances of $5,223 and $6,194	118,262	118,145
Inventories, net	223,632	206,919
Deferred tax assets	48,349	48,616
Prepaid expenses and other current assets	36,758	26,858
Total current assets	564,161	521,152
Property, plant and equipment, net	206,668	200,310
Intangible assets, net	422,009	197,163
Goodwill	354,977	249,764
Deferred tax assets	6,422	15,412
Other assets	8,786	8,338
Total assets	$1,563,023	$1,192,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$47,004	$50,752
Deferred revenue	4,411	4,197
Accrued compensation	36,595	28,079
Accrued expenses and other current liabilities	38,892	36,354
Total current liabilities	126,902	119,382
Long-term borrowings under senior credit facility	421,875	186,875
Long-term convertible securities	209,096	205,182
Deferred tax liabilities	81,540	2,083
Other liabilities	34,380	12,527
Total liabilities	873,793	526,049
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 41,474 and 41,042 issued at June 30, 2014 and December 31, 2013, respectively	415	410
Additional paid-in capital	766,096	750,918
Treasury stock, at cost; 8,903 shares at June 30, 2014 and December 31, 2013	(367,121)	(367,121)
Accumulated other comprehensive income (loss)	1,853	927
Retained earnings	287,987	280,956
Total stockholders’ equity	689,230	666,090
Total liabilities and stockholders’ equity	$1,563,023	$1,192,139

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2014	2013
		(As adjusted)*

OPERATING ACTIVITIES:
Net income (loss)	$7,031	$(4,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,164	24,025
Non-cash impairment charges	600	—
Deferred income tax provision (benefit)	(503)	(400)
Amortization of debt issuance costs	1,243	1,094
Non-cash interest expense	3,433	3,232
Loss on disposal of property and equipment	378	1,831
(Gain) from change in fair value of contingent consideration	(998)	—
Share-based compensation	8,302	4,764
Excess tax benefits from stock-based compensation arrangements	(1,164)	(102)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	106	(745)
Inventories	(17,367)	(19,398)
Prepaid expenses and other current assets	(2,832)	(1,294)
Other non-current assets	(1,846)	(368)
Accounts payable, accrued expenses and other current liabilities	4,848	2,893
Deferred revenue	188	278
Other non-current liabilities	(2,952)	(538)
Net cash provided by operating activities	27,631	10,764
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,691)	(24,475)
Sales of property and equipment	—	530
Cash used for business acquisition, net of cash acquired	(235,000)	(2,830)
Net cash used in investing activities	(255,691)	(26,775)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	235,000	20,000
Payment of debt issuance costs	—	(1,013)
Principal payments under capital lease obligations	(245)	—
Proceeds from exercised stock options	8,317	234
Excess tax benefits from stock-based compensation arrangements	1,164	102
Net cash provided by financing activities	244,236	19,323
Effect of exchange rate changes on cash and cash equivalents	370	(1,614)
Net change in cash and cash equivalents	16,546	1,698
Cash and cash equivalents at beginning of period	120,614	96,938
Cash and cash equivalents at end of period	$137,160	$98,636
* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
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
In the opinion of management, the June 30, 2014 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013 included in the Company’s Current Report on Form 8-K dated June 16, 2014, which was filed with the Securities and Exchange Commission on June 20, 2014. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
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

Change in Accounting Principle

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale in the United States and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale occurs in the United States, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's peers, the majority of which expense the MDET at the time of the first sale in the United States.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior year is included in retained earnings as of December 31, 2013. We have revised the comparative periods for the three- and six-month periods ended June 30, 2013 to reflect the retrospective application of the change in accounting principle had the new method been in effect for all periods, as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Originally		As	Originally		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	(In thousands, except per share amounts)
Cost of goods sold	$83,068	$(1,239)	$81,829	$163,336	$(1,895)	$161,441
Selling, general and administrative	99,619	3,661	103,280	199,780	6,463	206,243
Income tax expense (benefit)	(445)	(502)	(947)	(2,150)	(670)	(2,820)
Net income (loss)	3,440	(1,920)	1,520	(610)	(3,898)	(4,508)
Basic net income (loss) per common share	$0.12		$0.05	$(0.02)		$(0.16)
Diluted net income (loss) per common share	0.12		0.05	(0.02)		(0.16)
Comprehensive income (loss)	$5,317	$(1,920)	$3,397	$(5,217)	$(3,898)	$(9,115)

Condensed Consolidated Balance Sheets:

	December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Inventories	$213,431	$(6,512)	$206,919
Deferred tax assets - current	46,300	2,316	48,616
Prepaid expenses and other current assets	26,752	106	26,858
Retained earnings	285,046	(4,090)	280,956

Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Net income (loss)	$(610)	$(3,898)	$(4,508)
Inventories	(23,966)	4,568	(19,398)
Prepaid and other current assets	(624)	(670)	(1,294)

Realignment of Segment Revenues
In the first quarter of 2014 the Company realigned certain products between operating segments. The Company did not change its management structure and has determined that the Company still has the same five reportable segments. The impact of this immaterial change on all periods presented is that (i) the revenues and segment profit of the U.S. Extremities segment is lower, and U.S. Instruments and U.S. Spine and Other segments are higher, and (ii) the global revenues of the Orthopedics product category is lower and the Instruments product category is higher. These changes have been reflected in all periods presented. There has been no change in the Company's net revenues reported.
Recently Issued Accounting Standards
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This ASU is effective for fiscal years and interim periods within those

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

years beginning after December 15, 2013 for public entities and early adoption is permitted. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption does not have a material impact on the Company's financial statements.
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

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

2. BUSINESS ACQUISITIONS
Confluent Surgical, Inc.
On January 15, 2014, the Company acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price is comprised of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The potential maximum undiscounted contingent consideration of $30.0 million consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business.
The transitional supply agreement secures the supply of the acquired products from an affiliate of Covidien until the earlier of (i) the time that the transition of the Confluent Surgical business as discussed above is complete, or (ii) the fifth anniversary of the effective date of the agreement (the agreement also contains an option to extend for another two years by providing written notice at least 180 days prior to the end of the initial five-year period). This agreement contains financial incentives to the affiliate of Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement are essentially flat through the third anniversary of the agreement, and then increase significantly each of the following three years. The Company also entered into a transition services agreement with an affiliate of Covidien at the closing for services such as customer service, accounting and information technology management, clinical and regulatory affairs, manufacturing transition services, and other functions.
This acquisition complements the Company's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The purchase price allocation is preliminary because the Company has not yet completed the final analysis of the tax accounts. The following summarizes the preliminary allocation of the purchase price as of June 30, 2014 based on the fair value of the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation
	(Dollars in thousands)
Inventory deposit	$4,000
Fixed assets	438
Intangible assets:		Wtd. Avg. Life
Technology product rights	239,800	20 years
Other	400	Less than 1 year
Deferred tax assets - long term	12
Goodwill	105,331
Total assets acquired	349,981
Contingent supply liability	5,891
Other	731
Deferred tax liabilities - long term	87,464
Net assets acquired	$255,895
Subsequent to the acquisition date, a regulatory event occurred that resulted in the full-impairment of one of the acquired technology product rights of $0.6 million. This event was not known, or knowable, at the time of the acquisition and therefore the impairment has been included in the Company's cost of sales.
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

Contingent consideration
The fair value of contingent consideration during the six-months ended June 30, 2014 was (i) increased to reflect current period acquisitions, and the change in the time value of money during the period, and (ii) decreased because the Company believes that it is no longer probable that it will reach certain sales-based milestone targets. A reconciliation of the opening balances to the closing balances of these Level 3 measurements are as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Location in Statement of Operations
Balance as of January 1, 2014	$1,227
Contingent consideration from Confluent Surgical acquisition	20,895
Loss/(gain) from increase/(decrease) in fair value of contingent consideration liabilities	(998)	Selling, general and administrative
Fair value at June 30, 2014	$21,124

Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2013 as if the Confluent Surgical acquisition completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1, 2013 that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.
The pro forma impact of the Confluent Surgical pre-acquisition results were not material to the 2014 consolidated operating results of the Company; therefore the pro forma impact on the 2014 results of the Company has not been presented below. The pro forma results below also incorporate the impact of the change in accounting for the MDET on the 2013 results which is discussed in Note 1.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Total revenue	$221,946	$434,997
Net income (loss)	$3,438	$(2,032)

3. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
		(As adjusted)*
Finished goods	$139,427	$123,786
Work in process	48,221	47,403
Raw materials	35,984	35,730
	$223,632	$206,919

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$95,165	$58,033	$61,079	$56,325	$25,900	$296,502
Accumulated impairment losses	—	—	—	(46,738)	—	(46,738)
Goodwill at December 31, 2013	95,165	58,033	61,079	9,587	25,900	249,764
Confluent Surgical acquisition	95,373	—	—	—	9,958	105,331
Foreign currency translation	(63)	(19)	(20)	(3)	(13)	(118)
Goodwill at June 30, 2014	$190,475	$58,014	$61,059	$9,584	$35,845	$354,977
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$320,833	$(54,339)	$266,494
Customer relationships	12 years	146,988	(84,400)	62,588
Trademarks/brand names	31 years	33,686	(15,973)	17,713
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,049)	24,672
All other (1)	4 years	4,620	(2,562)	2,058
		$589,332	$(167,323)	$422,009

	December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$81,238	$(45,343)	$35,895
Customer relationships	12 years	146,627	(79,624)	67,003
Trademarks/brand names	31 years	33,703	(15,648)	18,055
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(9,305)	25,416
All other (1)	5 years	4,251	(1,941)	2,310
		$349,024	$(151,861)	$197,163

(1)	At June 30, 2014 and December 31, 2013, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.
During the six months ended June 30, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold resulting from a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $31.1 million in 2014, $28.8 million in 2015, $26.6 million in 2016, $24.5 million in 2017 and $24.1 million in 2018. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT
Amended and Restated Senior Credit Agreement
On August 10, 2010, the Company entered into an amended and restated credit agreement with a syndicate of lending banks (the “Senior Credit Facility”). The Company amended the Senior Credit Facility on June 8, 2011, May 11, 2012, June 21, 2013, and subsequently amended and restated the facility on July 2, 2014 (see Note 14).
The June 8, 2011 amendment:

i.	increased the revolving credit component from $450 million to $600 million and eliminated the $150 million term loan component that existed under the original amended and restated credit agreement,

ii.	allowed the Company to further increase the size of the revolving credit component by an aggregate of $200 million with additional commitments,

iii.	provided the Company with decreased borrowing rates and annual commitment fees, and provides more favorable financial covenants, and

iv.	extended the maturity date from August 10, 2015 to June 8, 2016.
The May 11, 2012 amendment:

i.	modified certain financial and negative covenants,

ii.
provided that the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) during any consecutive four quarter period should not be greater than 3.75 to 1.00 during any such period ending on December 31, 2013 (instead of March 31, 2012), and

iii.
when calculating consolidated EBITDA for any period, the amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income.

The June 21, 2013 amendment:

i.	modified certain financial and negative covenants,

ii.
increased the Company’s Maximum Consolidated Total Leverage Ratio (a measure of net debt to consolidated EBITDA, in each case as defined in the Senior Credit Facility, as amended) to 4.25 through June 30, 2014, with a step-down to 4.00 through March 31, 2015, and then with another step-down to 3.75 thereafter, and

iii.
when calculating consolidated EBITDA for any period, the amendment permits the addition of certain costs and expenses in the calculation of consolidated net income for such period, to the extent deducted in the calculation of consolidated net income.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at June 30, 2014 the Company was in compliance with all such covenants.
Borrowings under the Senior Credit Facility currently bear interest, at the Company’s option, at a rate equal to:

i.	the Eurodollar Rate (as defined in the Senior Credit Facility, which definition has not changed) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or

2.	the prime lending rate of Bank of America, N.A. or

3.	the one-month Eurodollar Rate plus 1.0%.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2014 and December 31, 2013, there was $421.9 million and $186.9 million outstanding under the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. At June 30, 2014, there was approximately $178.1 million available for borrowing under the Senior Credit Facility. The fair value of outstanding borrowings under the Senior Credit Facility at June 30, 2014 was approximately $421.7 million. The fair value of the Senior Credit Facility was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
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
At June 30, 2014, the carrying amount of the liability component was $209.1 million, the remaining unamortized discount was $20.9 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at June 30, 2014 was approximately $246.0 million. At December 31, 2013, the carrying amount of the liability component was $205.2 million, the remaining unamortized discount was $24.8 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of June 30, 2014, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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
Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,766	$1,622	$3,433	$3,232
Cash interest related to the contractual interest coupon	837	813	1,639	1,631
Total	$2,603	$2,435	$5,072	$4,863

6. DERIVATIVE INSTRUMENTS
Interest Rate Hedging

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
The Company expects that approximately $1.6 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Fair Value as of
Location on Balance Sheet (1):	June 30, 2014	December 31, 2013
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,582	$1,676
Interest rate swap — Other liabilities (2)	131	763
Total Derivatives designated as hedges — Liabilities	$1,713	$2,439

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
At June 30, 2014 and December 31, 2013, the notional amount related to the Company’s sole interest rate swap was $105.0 million and $112.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by $15.0 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2014 and 2013:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended June 30, 2014
Interest rate swap	$(2,097)	$(60)	$(444)	$(1,713)	Interest (expense)
Three Months Ended June 30, 2013
Forward currency forward contracts	$—	$162	$—	$162	Cost of goods sold
Interest rate swap	(3,644)	108	(506)	(3,030)	Interest (expense)
	$(3,644)	$270	$(506)	$(2,868)

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Six Months Ended June 30, 2014
Interest rate swap	(2,439)	(169)	(895)	(1,713)	Interest (expense)
Six Months Ended June 30, 2013
Forward currency forward contracts	(34)	162	(34)	$162	Cost of goods sold
Interest rate swap	(4,125)	99	(996)	(3,030)	Interest (expense)
	$(4,159)	$261	$(1,030)	$(2,868)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the six months ended June 30, 2014 and 2013.

7. STOCK-BASED COMPENSATION
As of June 30, 2014, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
Stock options issued under the Plans become exercisable over specified periods, generally within four years from the date of grant for officers, directors, and employees, and generally expire six years from the grant date for employees, and from six to ten years for directors and certain executive officers. Restricted stock issued under the Plans vests over specified periods, generally three

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

years after the date of grant. The vesting of performance stock, issued under the Plans, is subject to service and performance conditions.

Stock Options

As of June 30, 2014, there were approximately $2.1 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were 80,991 stock options granted during the six months ended June 30, 2014.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2014, there were approximately $18.3 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 253,642 restricted stock awards/stock units and 90,025 performance shares during the six months ended June 30, 2014.

During the three months ended June 30, 2014, the Company recorded an incremental stock compensation expense of $3.0 million in connection with the accelerated vesting of grants due to the amendment of an executive employment contract. The expense, which was comprised of both restricted shares and performance shares, was measured based on the difference between (i) the fair value of the awards on the date of modification and (ii) previously recognized compensation expense for such awards. The expense related to the acceleration of performance stock, included in the compensation expense amount above, was recorded in its entirety on the date of modification as the Company believes the performance obligation will be satisfied.
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

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the six month periods ended June 30, 2014 and 2013.
As of June 30, 2014, there remained $75.0 million available for repurchases under this authorization.

9. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(As adjusted)*		(As adjusted)*

Reported tax rate	32.9%	(165.3)%	37.0%	38.5%

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The Company’s effective income tax rates for the three months ended June 30, 2014 and 2013 were 32.9% and (165.3)%, respectively. For the three months ended June 30, 2014, discrete foreign income tax audit settlements of $0.3 million, and a change in state filing positions of $0.3 million primarily drove the tax rate.  The overall rate for the three months ended June 30, 2013 was driven primarily by the impact of discrete items on an unusually low pre-tax income level. During the three months ended June 30, 2013; the Company recorded a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and a benefit of $0.8 million for the release of uncertain tax positions due to the expiration of the statute of limitation in certain state jurisdictions.

The Company's effective income tax rates for the six months ended June 30, 2014 and 2013 were 37.0% and 38.5%, respectively. For the six months ended June 30, 2014, the change in the income tax rate compared to the same period in 2013 primarily resulted from an expense of $0.4 million for a foreign income tax audit settlement, an expense of $0.3 million from a change in state filing positions, and an expense of $0.7 million relating to state income tax audit settlements. For the six months ended June 30, 2013; the Company recorded a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012, a benefit of $1.2 million for the release of uncertain tax positions due to the expiration of the statute of limitation in certain state jurisdictions, and a benefit of $0.9 million because of the extension of the Federal research credit, enacted through the American Taxpayer Relief Act. These benefits in 2013 were recorded against a book loss; accordingly, they had the effect of increasing the effective tax rate in that period.

The Company expects its effective income tax rate for the full year to be approximately 23% to 24%, resulting largely from the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. The Company may revise this estimate in the future as additional information becomes available.

10. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
		(As adjusted)*		(As adjusted)*
Basic net income (loss) per share:
Net income (loss)	$4,825	$1,520	$7,031	$(4,508)
Weighted average common shares outstanding	32,398	27,873	32,336	27,834
Basic net income (loss) per common share	$0.15	$0.05	$0.22	$(0.16)

Diluted net income (loss) per share:
Net income (loss)	$4,825	$1,520	$7,031	$(4,508)

Weighted average common shares outstanding — Basic	32,398	27,873	32,336	27,834
Effect of dilutive securities:
Stock options and restricted stock	406	245	460	—
Weighted average common shares for diluted earnings per share	32,804	28,118	32,796	27,834
Diluted net income (loss) per common share	$0.15	$0.05	$0.21	$(0.16)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

At June 30, 2014 and 2013, the Company had 1.4 million and 1.7 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at June 30, 2014 and 2013 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 5). Stock options, restricted stock, warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the such items would be anti-dilutive.

For the three months ended June 30, 2014 and 2013, 0.2 million, and 1.0 million, respectively, of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2014, 0.2 million of anti-dilutive stock options were excluded, and for the six months ended June 30, 2013, all stock options, and all restricted stock were excluded from the diluted earnings per share calculation using the treasury stock method because of their anti-dilutive effect. The effect of outstanding warrants were anti-dilutive because the strike price of the warrants exceeded the Company’s average stock price for the periods, and the potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company's stock price; therefore, these amounts have been excluded from the diluted earnings per share calculation in all periods presented.

11. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
		(As adjusted)*		(As adjusted)*
Net income (loss)	$4,825	$1,520	$7,031	$(4,508)
Foreign currency translation adjustment	(234)	1,357	585	(5,423)
Change in unrealized gain on derivatives, net of tax	219	451	414	747
Pension liability adjustment, net of tax	(58)	69	(73)	69
Comprehensive income (loss)	$4,752	$3,397	$7,957	$(9,115)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

Changes in Accumulated Other Comprehensive Income (Loss) by component between December 31, 2013 and June 30, 2014 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(1,390)	$(2,287)	$4,604	$927
Other comprehensive income (loss) before reclassifications	(96)	(73)	585	416
Amounts reclassified from accumulated other comprehensive income	510	—	—	510
Net current-period other comprehensive income (loss)	414	(73)	585	926
Ending balance	$(976)	$(2,360)	$5,189	$1,853

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reclassification adjustments out of Accumulated Other Comprehensive Income (Loss) during the three and six months ended June 30, 2014 were as follows:

Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(444)	Interest (expense)
	191	Tax (expense) or benefit
	$(253)	Net of tax

Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(895)	Interest (expense)
	385	Tax (expense) or benefit
	$(510)	Net of tax

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Corporate and other category includes: (i) various legal, finance, information systems, executive, and human resource functions, (ii) brand management, (iii) share-based compensation costs, and (iv) costs related to procurement, manufacturing operations and logistics for the Company’s entire organization.

The operating results of the various reportable segments as presented are not comparable to one another because: (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and six months ended June 30, 2014 and 2013 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
		(As adjusted)*		(As adjusted)*
Segment Net Sales
U.S. Neurosurgery	$60,559	$41,767	$114,942	$80,763
U.S. Instruments	39,505	41,048	76,225	78,896
U.S. Extremities	34,424	32,009	66,337	61,971
U.S. Spine and Other	45,087	43,434	86,153	87,481
International	51,776	47,289	102,753	93,088
Total revenues	$231,351	$205,547	$446,410	$402,199
Segment Profit
U.S. Neurosurgery	$30,569	$19,786	$58,357	$36,690
U.S. Instruments	11,832	12,136	22,313	22,250
U.S. Extremities	14,171	11,943	25,924	21,495
U.S. Spine and Other	14,716	12,636	26,693	26,199
International	17,167	14,350	34,379	27,004
Segment profit	88,455	70,851	167,666	133,638
Amortization	(2,985)	(3,073)	(6,018)	(6,624)
Corporate and other	(73,078)	(62,222)	(140,518)	(123,648)
Operating income (loss)	$12,392	$5,556	$21,130	$3,366
* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
Certain 2013 segment revenues and the related impact on segment profit above have been reclassified in order to conform with the current year's presentation.
Revenue by major product category consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Orthopedics	$93,069	$90,377	$180,308	$179,737
Neurosurgery	93,258	68,459	177,628	131,644
Instruments	45,024	46,711	88,474	90,818
Total Revenues	$231,351	$205,547	$446,410	$402,199

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
United States	$178,806	$157,166	$342,187	$307,185
Europe	25,851	23,776	51,176	47,393
Rest of World	26,694	24,605	53,047	47,621
Total Revenues	$231,351	$205,547	$446,410	$402,199

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14. SUBSEQUENT EVENTS
On July 2, 2014, the Company entered into an amendment and restatement of the Senior Credit Facility with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (the “2014 Amendment”).
The 2014 Amendment creates an aggregate principal amount of up to $900.0 million available to the Company through the following facilities:

i.
a $750.0 million revolving credit facility (increased from $600.0 million), which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $150.0 million term loan facility.
The 2014 Amendment allows the Company to further increase the size of either the revolving credit facility or the term loan facility, or a combination thereof, by an aggregate of $200.0 million with additional commitments. The 2014 Amendment extends the Senior Credit Facility's maturity date from June 8, 2016 to July 2, 2019.
Borrowings under the 2014 Amendment bear interest, at the Company’s option, at a rate equal to:

i.	the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, or

2.	the prime lending rate of Bank of America, N.A., or

3.	the one-month Eurodollar Rate plus 1.00%.
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company will also pay an annual commitment fee (ranging from 0.15% to 0.30%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

On July 2, 2014, the Company borrowed $422.0 million under the 2014 Amendment consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. As a result of this borrowing, the Company has $422.0 million of outstanding borrowings under its Senior Credit Facility on July 2, 2014. The Company used the funds to repay the balance of its prior outstanding senior secured revolving credit facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods. The weighted average interest rate of the outstanding borrowings is approximately 1.68%.

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

GENERAL
Integra is a world leader in medical technology focused on limiting uncertainty for surgeons so that they can concentrate on providing the best patient care. Integra offers innovative solutions in orthopedic extremity surgery, neurosurgery, spine surgery, and reconstructive and general surgery.
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
In the United States, we have several sales channels. We sell orthopedics products through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Most Neurosurgery products are sold through directly employed sales representatives; products acquired in the Confluent Surgical acquisition were largely sold through distributors and we are now transitioning those products to our direct sales force. Instruments products are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point. We sell in the international markets through a combination of a direct sales organization and distributors.
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
Acquisition of Confluent Surgical, Inc.
On January 15, 2014, we acquired all outstanding shares of Confluent Surgical, Inc., ("Confluent Surgical") - including its surgical sealant and adhesion barrier product lines - from Covidien Group S.a.r.l, ("Covidien") for an aggregate purchase price of $255.9 million. The purchase price is comprised of an initial cash payment to Covidien of $231.0 million upon the closing of the transaction, a separate prepayment of $4.0 million made under a transitional supply agreement with an affiliate of Covidien, and contingent consideration with an acquisition date fair value of $20.9 million. The purchase agreement includes a potential maximum undiscounted contingent consideration of $30.0 million which consists of $25.0 million upon obtaining certain U.S. governmental approvals and $5.0 million upon obtaining certain European governmental approvals, both related to the completion of the transition of the Confluent Surgical business.
The transitional supply agreement secures the supply of the acquired products from an affiliate of Covidien until the earlier of (i) the time that the transition of the Confluent Surgical business as discussed above is complete, or (ii) the fifth anniversary of the effective date of the agreement (the agreement also contains an option to extend for another two years by providing written notice at least 180 days prior to the end of the initial five-year period). This agreement contains financial incentives to the affiliate of Covidien for the timely supply of products each fiscal quarter through the third anniversary of the agreement. The prices paid under the supply agreement are essentially flat through the third anniversary of the agreement, and then increase significantly each of the following three years. We also entered into a transition services agreement with an affiliate of Covidien at the closing for services such as: customer service, accounting and information technology management, clinical and regulatory affairs, manufacturing transition services, and other functions.
This acquisition complements our global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head.
Change in Accounting Treatment for the Medical Device Excise Tax

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale in the United States and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET is recorded in selling, general and administrative expenses in the period the first sale in the United States occurs, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's industry peers, the majority of which expense the MDET at the time of the first sale in the United States.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three- and six-month periods ended June 30, 2013. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-Q and the impact on the three and six months ended June 30, 2013 is discussed in detail in Note 1 to the condensed consolidated financial statements. For a full reconciliation of the impact on the 2013 historical quarterly financial results, please refer to the investor presentations on the Investor Relations homepage of Integra's website at investor.integralife.com.

Management Changes

On April 29, 2014, the Board of Directors (the "Board") of the Company appointed Glenn G. Coleman as Corporate Vice President of the Company effective as of May 2, 2014. In addition, on April 29, 2014, the Board of the Company appointed Mr. Coleman as Corporate Vice President, Chief Financial Officer and Principal Accounting Officer, which became effective on May 2, 2014. When Mr. Coleman commenced as Chief Financial Officer, John B. Henneman, III ceased to serve as the Company’s Chief Financial Officer and continues to serve as Corporate Vice President, Chief Administrative Officer. Jerry Corbin ceased to serve as the Company’s Principal Accounting Officer effective May 2, 2014, and continues to serve as Corporate Vice President, Corporate Controller.

Diabetic Foot Ulcer Clinical Trial

During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“the DFU study”) and we are in the process of evaluating all of the data. We are currently preparing submissions in advance of our clinical publication, reimbursement and regulatory strategies. We expect to submit the data from this clinical trial to the Food and Drug Administration (FDA) by the end of 2014. In parallel, we will pursue publishing the data in a peer-reviewed journal. An FDA approval, coupled with published data, is the key to securing reimbursement. We anticipate commercializing the resulting DFU product mid-2016.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended June 30, 2014, was $4.8 million, or $0.15 per diluted share as compared with $1.5 million or $0.05 per diluted share for the three months ended June 30, 2013.
Net income for the six months ended June 30, 2014 was $7.0 million, or $0.21 per diluted share as compared with net loss of $4.5 million or $0.16 per diluted share for the six months ended June 30, 2013.
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
Income before taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Global ERP implementation charges	$6,916	$7,616	$13,016	$13,765
Structural optimization charges	2,753	2,262	5,713	5,670
Manufacturing facility remediation costs	224	2,963	367	5,088
Certain expenses associated with product recalls	—	165	—	1,444
Certain employee severance charges	3,929	—	4,610	—
Discontinued product lines charges	713	—	713	—
Acquisition-related charges	1,253	286	5,006	674
Impairment charges	—	—	600	—
Convertible debt non-cash interest	1,767	1,622	3,434	3,232
Total	$17,555	$14,914	$33,459	$29,873

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of goods sold	$4,192	$4,371	$7,069	$8,872
Research and development	500	—	500	—
Selling, general and administrative	11,096	8,921	22,456	17,769
Interest expense	1,767	1,622	3,434	3,232
Total	$17,555	$14,914	$33,459	$29,873

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2014.
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

Update on Remediation Activities
The FDA inspected our neurosurgery manufacturing facility in Andover, England in June 2012. On November 5, 2012, we received a warning letter dated November 1, 2012 related to quality systems issues at that facility. The warning letter identified violations related to corrective and preventative actions, process validations, internal quality audits, and internal review of the suitability and effectiveness of the quality system at defined intervals. Since the conclusion of the FDA inspection in June 2012, we have remediated the observations that the FDA has made and continue to make further improvements in the quality system.
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
On October 24, 2013, the United States Food and Drug Administration began an inspection of the Añasco facility. At the end of the inspection on November 26, 2013, the FDA issued a new Form 483 with six additional observations relating to Corrective and Preventative Action (“CAPA”), quality system procedures and instructions, procedures pertaining to complaints, procedures pertaining to checking and maintaining equipment, procedures for finished device acceptance and procedures to prevent contamination of equipment or products. These observations did not impact our ability to manufacture and sell product. On March 4, 2014 we met with the FDA Office of Compliance, San Juan, Puerto Rico District to discuss the Corrective Action and remediation plan at the Añasco, Puerto Rico facility. We committed to several corporate-wide corrections and additional site corrections and will continue to complete these within the timeframes provided to the FDA in order to remediate the observations that the FDA has made.
Over the past several years we have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. Our remediation activity expenses during the three and six months ended June 30, 2014 were $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2013, were $3.0 million and $5.1 million, respectively. These costs consist of consulting expenses and other work activities required to complete our remediation activities, and we expect to incur similar types of expenses during 2014, albeit at lower spending levels compared to 2013. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.

Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Net Sales	(Dollars in thousands)		(Dollars in thousands)
U.S. Neurosurgery	$60,559	$41,767	$114,942	$80,763
U.S. Instruments	39,505	41,048	76,225	78,896
U.S. Extremities	34,424	32,009	66,337	61,971
U.S. Spine and Other	45,087	43,434	86,153	87,481
International *	51,776	47,289	102,753	93,088
Total revenue	231,351	205,547	446,410	402,199
Cost of goods sold	86,976	81,829	169,359	161,441
Gross margin on total revenues	$144,375	$123,718	$277,051	$240,758
Gross margin as a percentage of total revenues	62.4%	60.2%	62.1%	59.9%
* The Company attributes revenue to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments above that are generated from non-U.S. customers and therefore included in Europe and Rest of World revenues disclosed in the "Geographic Product Revenues and Operations" section of this document.
Certain 2013 segment revenues above have been reclassified in order to conform with the current year's presentation.

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
Revenues and Gross Margin
For the three months ended June 30, 2014 total revenues increased by $25.8 million to $231.4 million from $205.5 million for the same period in 2013.
U.S. Neurosurgery revenues were $60.6 million, an increase of 45% from the prior-year period. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition. We also saw increases from neuro critical care which benefited from strong sales of capital equipment in the quarter, and our dural repair franchise, which was up against a soft comparable as a result of the recall in 2013.
U.S. Instruments revenues were $39.5 million, a decrease of 4% from the prior-year period. The decrease resulted primarily from lower sales in our acute-care business as hospital spending is still cautious, and product discontinuances. However, these decreases were partially offset by increases in our alternate-site business, and lighting product sales.
U.S. Extremities revenues were $34.4 million, an increase of 8% from the prior-year period. This increase resulted primarily from dermal and wound care franchise, as a result of adding new salespeople and the launch of the ThinSkin product, and from our shoulder business as a result of the launch of new shoulder lines. These increases were partially offset by some softness in our lower extremity and nerve franchises during the quarter.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $45.1 million, a 4% increase from the prior-year period. Our overall spine business was relatively flat as increases in orthobiologics revenues were largely muted by decreases in spine hardware revenues. Sales of our private label products were up from the prior-year period primarily due to the soft comparable as a result of the recall in 2013.
International segment revenues were $51.8 million, an increase of 9% from the prior-year period. This increase primarily resulted from the incremental impact of DuraSeal product sales, higher Duragen sales as we recover from the recall in 2013, increased skin and wound sales, and capital sales - all of which have been areas of focus for our International segment. Foreign currency also added $1.0 million to our sales when compared to the same quarter last year primarily due to a stronger euro. These contributions to increasing sales were largely offset by weak orthopedic sales, product discontinuances, and delayed tenders in a few large markets.
Gross margin increased to $144.4 million for the three-month period ended June 30, 2014 from $123.7 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.4% for the second quarter of 2014 from 60.2% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, skin and wound products, and Duragen products which were subject to the recall in 2013, and improved manufacturing capacity utilization for our regenerative products. We also saw decreased remediation costs at our manufacturing facilities because throughout 2013 we invested in improvements to quality systems across our organization as a result of prior FDA findings. In 2014, we are seeing our spending return to a more normal level since those initial remediation efforts are largely complete. Finally we also saw gross margin improvement from product recall expenses in 2013 that did not recur in the current period.
We expect our consolidated gross margin percentage for the full year 2014 to be between 61% and 62%, up compared to 2013. We expect our gross margin will see increases from improved product mix - with more sales in the skin, wound and DuraSeal lines - and improvements in yield as we resolve FDA inspection issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended June 30,
	2014	2013
Research and development	5.9%	5.7%
Selling, general and administrative	49.8%	50.2%
Intangible asset amortization	1.3%	1.5%
Total operating expenses	57.0%	57.4%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $13.8 million, or 12%, to $132.0 million in the three months ended June 30, 2014, compared to $118.2 million in the same period last year.

Research and development expenses in the second quarter of 2014 increased $1.9 million compared to the same period last year, resulting from higher product development spending in extremities and neurosurgery. We expect full-year 2014 spending on research and development to be approximately 6% of total revenues.

Selling, general and administrative expenses in the second quarter of 2014 increased by $12.0 million to $115.3 million compared to $103.3 million in the same period last year. Selling and marketing expenses increased by $5.1 million, primarily resulting from higher commissions and distributor fees related to the DuraSeal sales, and overall sales increases in general. General and administrative costs were up $6.9 million as a result of integration costs for DuraSeal, additional depreciation as we put our ERP system in service in certain locations during May, and higher severance costs. These general and administrative increases were partially offset by $1.2 million to reflect a decrease in the fair value of the contingent consideration liability because during the second quarter of 2014 management concluded that the sales threshold for a contingent consideration payment from a prior acquisition was no longer probable of being achieved.

Amortization expense in the second quarter of 2014 was $3.0 million compared to $3.1 million in the same period last year. The decrease resulted primarily from certain non-technology intangible assets becoming fully amortized in 2013.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Interest income	$58	$289
Interest expense	(5,382)	(4,965)
Other income (expense)	118	(307)

Interest Income and Interest Expense
Interest expense in the three months ended June 30, 2014 increased by $0.4 million primarily because we have increased borrowings on our Senior Credit facility compared to the prior year. Additionally, we placed our ERP system in service in May 2014 and therefore no longer capitalize interest related to that project. Our reported interest expense for the three-month periods ended June 30, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $1.8 million and $1.6 million, respectively.
Interest income was negligible for the three months ended June 30, 2014.
Other Income (Expense)
Other income (expense) for both the second quarter of 2014 and 2013 was primarily attributable to the foreign exchange impact on intercompany balances.
Income Taxes

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$7,186	$573
Income tax expense (benefit)	2,361	(947)
Effective tax rate	32.9%	(165.3)%

The Company’s effective income tax rates for the three months ended June 30, 2014 and 2013 were 32.9% and (165.3)%, respectively. For the three months ended June 30, 2014, discrete foreign income tax audit settlements of $0.3 million, and a change in state filing positions of $0.3 million primarily drove the tax rate.  The overall rate for the three months ended June 30, 2013 was driven primarily by the impact of discrete items on an unusually low pre-tax income level. During the three months ended June 30, 2013; the Company recorded a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012 and a benefit of $0.8 million for the release of uncertain tax positions due to the expiration of the statute of limitation in certain state jurisdictions.

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
Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Revenues and Gross Margin
For the six months ended June 30, 2014, total revenues increased by $44.2 million to $446.4 million from $402.2 million during the prior-year period.
U.S. Neurosurgery revenues were $114.9 million, an increase of 42%. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition. We also saw increases from our dural repair franchise, which was up against a soft comparable as a result of the recall in 2013, and neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment in the period.

U.S. Instruments revenues were $76.2 million, a decrease of 3% from the prior year. The decrease resulted primarily from lower sales in our acute-care business and product discontinuances. Increases in our alternate site business, and lighting product line partially offset this decline.
U.S. Extremities revenues were $66.3 million, an increase of 7% from the prior year. This increase resulted primarily from dermal and wound care products, and from our shoulder business as a result of the launch of new shoulder lines in the latter-half of 2013. We also saw some softness in our lower extremity and nerve franchises during the period.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $86.2 million, a decrease of 2% from the prior year. Our overall spine business was down slightly as decreases in spine hardware revenues were partially offset by increases in orthobiologics. Sales of our private label products were up slightly from the prior-year period.
International segment revenues were $102.8 million, an increase of 10% from prior year. These increases primarily resulted from the incremental impact of DuraSeal product sales, Duragen sales as we recover from the recall in 2013, and skin and wound sales - all of which have been an area of focus for the International division. Foreign currency also added $1.1 million to our sales in the period primarily due to a stronger euro. These contributions to increasing sales were largely offset by weak orthopedic sales and delayed tenders in a few large markets.
Gross margin increased to $277.1 million for the six-month period ended June 30, 2014 from $240.8 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.1% for the first-half of 2013 from 59.9% for the same period last year. The increase in gross margin percentage resulted primarily from increases sales of higher margin products such as DuraSeal, skin and wound products, and Duragen products that were subject to the recall in 2013. Our 2014 gross margin also saw improvement from product recall expenses in 2013 that did not recur. Additionally, we had lower remediation costs at our manufacturing facilities because throughout 2013, we invested in improvements to quality systems across our organization as a result of prior FDA findings. In 2014, we are seeing our spending return to a more normal level since those initial remediation efforts are largely complete.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Six Months Ended June 30,
	2014	2013
Research and development	5.9%	6.1%
Selling, general and administrative	50.1%	51.3%
Intangible asset amortization	1.3%	1.6%
Total operating expenses	57.3%	59.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, increased $18.5 million, or 8%, to $255.9 million in the first six months of 2014, compared to $237.4 million in the same period last year.
Research and development expenses in the first six months of 2014 increased $1.8 million compared to the same period last year primarily resulting from higher product development spending in extremities and neurosurgery. These increases were partially offset by lower expenses earlier in the year due to headcount reductions, and lower overall project costs in other areas.
Selling, general and administrative expenses in the first six months of 2014 increased by $17.3 million to $223.6 million compared to $206.2 million in the same period last year. Selling and marketing expenses increased by $6.2 million primarily resulting from higher headcount, the impact of DuraSeal, and U.S. Extremities' commission costs which were higher as a result of increases in revenue.  General and administrative costs were up $11.2 million primarily because of higher headcount, additional depreciation as we put our ERP system in service in certain locations during May, consulting costs to support various strategic projects, and higher severance costs.  These general and administrative increases were partially offset by $1.2 million to reflect a decrease in the fair value of the contingent consideration liability because during the second quarter of 2014 management concluded that the sales threshold for a contingent consideration payment from a prior acquisition was no longer probable of being achieved.
Amortization expense in the first six months of 2014 decreased by $0.6 million to $6.0 million, compared to $6.6 million in the same period last year. The decrease is primarily due to certain intangible assets becoming fully amortized in the first quarter of 2013.

Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Interest income	$120	$352
Interest expense	(10,524)	(9,765)
Other income (expense)	435	(1,281)

Interest Income and Interest Expense
Interest expense in the six-month period ended June 30, 2014 increased by $0.8 million primarily because we have increased borrowings on our Senior Credit facility compared to the prior year. Additionally, we placed our ERP system in service in May 2014 and therefore no longer capitalize interest related to that project. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.2 million as expected when using the effective interest method for its amortization in the six-month period ended June 30, 2013. Our reported interest expense for the six-month periods ended June 30, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $3.4 million and $3.2 million, respectively.
Interest income was negligible for the six months ended June 30, 2013.
Other Income (Expense)
Other income of $0.4 million in 2014 was primarily attributable to foreign exchange gains on intercompany balances. Other expenses of $1.3 million in 2013 were primarily related to a write off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
Income Taxes

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$11,161	$(7,328)
Income tax expense (benefit)	4,130	(2,820)
Effective tax rate	37.0%	38.5%

The Company's effective income tax rates for the six months ended June 30, 2014 and 2013 were 37.0% and 38.5%, respectively. For the six months ended June 30, 2014, the change in the income tax rate compared to the same period in 2013 primarily resulted from an expense of $0.4 million for a foreign income tax audit settlement, an expense of $0.3 million from a change in state filing positions, and an expense of $0.7 million relating to state income tax audit settlements. For the six months ended June 30, 2013; the Company recorded a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012, a benefit of $1.2 million for the release of uncertain tax positions due to the expiration of the statute of limitation in certain state jurisdictions, and a benefit of $0.9 million because of the extension of the Federal research credit, enacted through the American Taxpayer Relief Act. These benefits in 2013 were recorded against a book loss; accordingly, they had the effect of increasing the effective tax rate in that period.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
United States	$178,806	$157,166	$342,187	$307,185
Europe	25,851	23,776	51,176	47,393
Rest of World	26,694	24,605	53,047	47,621
Total Revenues	$231,351	$205,547	$446,410	$402,199
Domestic revenues increased to $178.8 million, or 77% of total revenues, for the three months ended June 30, 2014 from $157.2 million, or 76% of total revenues, for the three months ended June 30, 2013. International revenues increased to $52.5 million from $48.4 million in the prior-year period, an increase of 9%. Foreign exchange rate fluctuations increased our sales by $1.0 million during the current quarter, primarily due to a stronger euro.
Domestic revenues increased to $342.2 million, or 77% of total revenues, for the six months ended June 30, 2014 from $307.2 million, or 76% of total revenues, for the six months ended June 30, 2013. International revenues increased to $104.2 million from $95.0 million in the prior-year period, an increase of 10%. Foreign exchange rate fluctuations increased our sales by $1.1 million in the six-month period, primarily due to a stronger euro.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $137.2 million and $120.6 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, our non-U.S. subsidiaries held approximately $104.6 million of cash and cash equivalents that are available for use by our operations outside of the United States. If these funds were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$27,631	$10,764
Net cash used in investing activities	(255,691)	(26,775)
Net cash provided by financing activities	244,236	19,323
Effect of exchange rate fluctuations on cash	370	(1,614)
Net increase in cash and cash equivalents	$16,546	$1,698

In 2014, we anticipate that our principal uses of cash will include between $45.0 million and $50.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. Additionally, we will continue to build inventories in preparation for our facilities consolidations expected to occur at the end of 2014.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $27.6 million and $10.8 million for the six months ended June 30, 2014 and 2013, respectively.
Operating cash flows for the six months ended June 30, 2014 benefited from an increase in net income of $11.5 million compared to the same period in 2013. Changes in working capital decreased cash flows for the six months ended June 30, 2014 by approximately $15.1 million. Among the changes in working capital, accounts receivable provided $0.1 million of cash, inventory used $17.4 million of cash, prepaid expenses and other current assets used $2.8 million of cash, and accounts payable, accrued expenses and other current liabilities provided $4.8 million of cash.
Operating cash flow for the six months ended June 30, 2013 was negatively impacted by the net loss for the period. Changes in working capital decreased cash flows by approximately $18.3 million. Among the changes in working capital, accounts receivable used $0.7 million of cash, inventory used $19.4 million of cash, prepaid expenses and other current assets used $1.3 million of cash, and accounts payable, accrued expenses and other current liabilities provided $2.9 million of cash.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, and $20.7 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the six months ended June 30, 2013, we paid $24.5 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation, and $2.8 million for the acquisition of Tarsus Medical, Inc.
Cash Flows Provided by Financing Activities
Our principal sources of cash for financing activities in the six months ended June 30, 2014 were $235.0 million of borrowings under our Senior Credit Facility to fund the Confluent Surgical acquisition, and stock option exercises of $8.3 million.
Our principal sources of cash for financing activities in the six months ended June 30, 2013 were $20.0 million of borrowings under our senior credit facility, and our primary uses of cash for financing activities were $1.0 million in debt issuance costs.
Working Capital
At June 30, 2014 and December 31, 2013, working capital was $437.3 million and $401.8 million, respectively.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
For a discussion of our Amended and Restated Senior Credit Agreement, see Note 5 - Debt and Note 14 - Subsequent Events to the current period’s condensed consolidated financial statements.
For a discussion of our convertible debt and related hedging activities, see Note 5. Debt to the current period’s condensed consolidated financial statements.

Share Repurchase Plan
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first six months of 2014 and $75.0 million remains available under the authorization.
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

Contractual Obligations and Commitments
As of June 30, 2014, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2014	2015-2016	2017-2018	Thereafter
	(In millions)
Convertible Securities (1)	$230.0	$—	$230.0	$—	$—
Revolving Credit Facility (2)	421.9	—	421.9	—	—
Interest (3)	9.4	1.9	7.5	—	—
Employment Agreements (4)	2.8	0.9	1.5	0.4	—
Operating Leases	62.5	5.8	18.2	9.9	28.6
Purchase Obligations	21.4	6.8	6.1	7.6	0.9
Other	8.1	2.7	3.2	1.0	1.2
Total	$756.1	$18.1	$688.4	$18.9	$30.7

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

This table does not reflect the impact of the amendment to the Senior Credit Facility entered into on July 2, 2014, nor the subsequent borrowings.

(3)
Interest is calculated on the convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.

The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; this liability had a fair value of $21.1 million at June 30, 2014. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $3.1 million at June 30, 2014. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed, except as noted below.
Inventory

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale in the United States and then recognized the tax in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale in the United States occurs, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's industry peers, the majority of which expense the MDET at the time of the first sale in the United States.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, only 2013 financial results were affected by this change. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three and six months ended June 30, 2013. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-Q and the impact on the three and six months ended June 30, 2013 is discussed in detail in Note 1 to the condensed consolidated financial statements. For a full reconciliation of the impact on the 2013 historical quarterly financial results, see the investor presentations on the Investor Relations homepage of Integra's website at investor.integralife.com.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1 to the current period’s condensed consolidated financial statements.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2014 would increase interest income by approximately $1.4 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 25 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.
Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $105.0 million outstanding as of June 30, 2014. We recognized $0.4 million of additional interest expense related to this derivative during the three months ended June 30, 2014. The fair value of our interest rate derivative instrument was a net liability of $1.7 million at June 30, 2014.
Based on our outstanding borrowings at June 30, 2014, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $3.2 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide such reasonable assurance.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2014 the Company implemented a new ERP system in certain locations in the United States and Germany. Management has performed testing of the ERP system development life-cycle controls throughout the project design and build stage. This testing had a particular emphasis on project management, cut-over, data conversions, reporting and enhancements, interfaces, system and user testing, user participation and training, and process designs and controls. Management believes that the ERP system has been designed and is functioning in a manner which ensures that financial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported both timely and accurately.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company manufactures and sells certain extremities products internationally pursuant to a license agreement that the licensor has indicated it will terminate effective October 20, 2014 after the parties were unable to resolve disagreements under the license agreement. Revenues for products sold under that license agreement approximated $5.5 million in 2013. Subject to certain conditions described in the license agreement, Integra may sell the remaining inventory of covered products after the expiration of the license agreement. In the first quarter of 2014, the parties resumed their discussions to resolve their disagreements under the license agreement and continue to have those discussions. At this time, we cannot predict whether the licensor will bring any claims against the Company or whether those claims, if successful, would have a material, adverse effect on the financial results of the Company. Should the licensor bring any claims against the Company, the Company might assert counterclaims against the licensor.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have not materially changed except as noted below.

Disruptions in the financial markets may adversely affect the availability and cost of credit to us.

The Company’s 2016 Notes (hereinafter defined) mature in 2016. On July 2, 2014, the Company entered into an amendment and restatement of the Senior Credit Facility (hereinafter defined as the “2014 Amendment”).  As of July 2, 2014, we had approximately $651.9 million of outstanding borrowings under these two financing arrangements. The Company may attempt to refinance or extend, either or both of these obligations, depending on prevailing market conditions. Our ability to refinance or extend these obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Any disruptions in our operations, the financial markets, or overall economy may adversely affect the availability and cost of credit to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions.

There were no repurchases of our common stock during the three months ended June 30, 2014 under this program.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On July 2, 2014, the Company entered into an amendment and restatement of the Senior Credit Facility with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents (the “2014 Amendment”).
The 2014 Amendment creates an aggregate principal amount of up to $900.0 million available to the Company through the following facilities:

i.
a $750.0 million revolving credit facility (increased from $600.0 million), which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $150.0 million term loan facility.
The 2014 Amendment allows the Company to further increase the size of either the revolving credit facility or the term loan facility, or a combination thereof, by an aggregate of $200.0 million with additional commitments. The 2014 Amendment extends the Senior Credit Facility's maturity date from June 8, 2016 to July 2, 2019.
Borrowings under the 2014 Amendment bear interest, at the Company’s option, at a rate equal to:

i.	the Eurodollar Rate (as defined in the amendment and restatement) in effect from time to time plus the applicable rate (ranging from 1.00% to 1.75%), or

ii.	the highest of:

1.	the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, or

2.	the prime lending rate of Bank of America, N.A., or

3.	the one-month Eurodollar Rate plus 1.00%.
The applicable rates are based on the Company’s consolidated total leverage ratio (defined as the ratio of (a) consolidated funded indebtedness less cash in excess of $40.0 million that is not subject to any restriction of the use or investment thereof to (b) consolidated EBITDA) at the time of the applicable borrowing.

The Company will also pay an annual commitment fee (ranging from 0.15% to 0.30%, based on the Company’s consolidated total leverage ratio) on the daily amount by which the revolving credit facility exceeds the outstanding loans and letters of credit under the credit facility.

ITEM 6. EXHIBITS

4.1
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. (Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014)

4.2
Ratification Agreement, dated as of July 2, 2014, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent. (Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form
8-K filed on July 9, 2014)

10.1	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2014)

10.2	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014)

10.3
Second Amended and Restated 2005 Employment Agreement between the Company and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014)

10.4	Second Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2014)

18.1	Preferability letter of independent registered public accounting firm (Incorporated by Reference to Exhibit 18 to the Company’s Form 10-Q for the quarter ended March 31, 2014)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	August 5, 2014	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	August 5, 2014	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

4.1
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. (Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014)

4.2
Ratification Agreement, dated as of July 2, 2014, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent. (Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form
8-K filed on July 9, 2014)

10.1	Offer Letter between Glenn Coleman and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2014)

10.2	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014)

10.3
Second Amended and Restated 2005 Employment Agreement between the Company and John B. Henneman, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014)

10.4	Second Amended and Restated Employment Agreement between the Company and Peter J. Arduini (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2014)

18.1	Preferability letter of independent registered public accounting firm (Incorporated by Reference to Exhibit 18 to the Company’s Form 10-Q for the quarter ended March 31, 2014)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.