Form 10-Q
period 2014-09-30
INTEGRA LIFESCIENCES HOLDINGS CORP
filed 2014-11-07
CIK 917520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 5, 2014 was 32,788,086.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As adjusted)*		(As adjusted)*
Total revenue, net	$229,719	$213,246	$676,129	$615,445
Costs and expenses:
Cost of goods sold	85,974	81,767	255,333	243,208
Research and development	13,127	13,052	39,439	37,577
Selling, general and administrative	109,896	99,794	333,487	306,037
Intangible asset amortization	2,995	3,036	9,013	9,660
Goodwill impairment charge	—	46,738	—	46,738
Total costs and expenses	211,992	244,387	637,272	643,220
Operating income (loss)	17,727	(31,141)	38,857	(27,775)
Interest income	25	38	145	390
Interest expense	(5,916)	(5,316)	(16,440)	(15,081)
Other income (expense), net	(293)	(263)	142	(1,544)
Income (loss) before income taxes	11,543	(36,682)	22,704	(44,010)
Income tax expense (benefit)	1,736	(6,352)	5,866	(9,172)
Net income (loss)	$9,807	$(30,330)	$16,838	$(34,838)
Basic net income (loss) per common share	$0.30	$(1.09)	$0.52	$(1.25)
Diluted net income (loss) per common share	$0.30	$(1.09)	$0.51	$(1.25)
Weighted average common shares outstanding (See Note 10):
Basic	32,450	27,896	32,374	27,855
Diluted	32,906	27,896	32,844	27,855
Comprehensive income (loss) (See Note 11)	$(6,364)	$(21,640)	$1,593	$(30,754)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2014	December 31, 2013
		(As adjusted)*

ASSETS
Current assets:
Cash and cash equivalents	$140,231	$120,614
Trade accounts receivable, net of allowances of $5,161 and $6,194	120,741	118,145
Inventories, net	230,455	206,919
Deferred tax assets	44,276	48,616
Prepaid expenses and other current assets	26,886	26,858
Total current assets	562,589	521,152
Property, plant and equipment, net	203,882	200,310
Intangible assets, net	413,906	197,163
Goodwill	349,574	249,764
Deferred tax assets	6,259	15,412
Other assets	9,524	8,338
Total assets	$1,545,734	$1,192,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$45,935	$50,752
Deferred revenue	5,183	4,197
Accrued compensation	36,957	28,079
Accrued expenses and other current liabilities	40,173	36,354
Borrowings under senior credit facility	1,875	—
Total current liabilities	130,123	119,382
Long-term borrowings under senior credit facility	410,000	186,875
Long-term convertible securities	211,095	205,182
Deferred tax liabilities	76,782	2,083
Other liabilities	31,756	12,527
Total liabilities	859,756	526,049
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value; 15,000 authorized shares; none outstanding	—	—
Common stock; $0.01 par value; 60,000 authorized shares; 41,453 and 41,042 issued at September 30, 2014 and December 31, 2013, respectively	415	410
Additional paid-in capital	769,208	750,918
Treasury stock, at cost; 8,903 shares at September 30, 2014 and December 31, 2013	(367,121)	(367,121)
Accumulated other comprehensive income (loss)	(14,318)	927
Retained earnings	297,794	280,956
Total stockholders’ equity	685,978	666,090
Total liabilities and stockholders’ equity	$1,545,734	$1,192,139

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The accompanying notes are an integral part of these condensed financial statements.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
		(As adjusted)*

OPERATING ACTIVITIES:
Net income (loss)	$16,838	$(34,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,105	35,695
Non-cash impairment charges	600	46,738
Deferred income tax (benefit)	(1,510)	(7,238)
Amortization of debt issuance costs	2,060	1,707
Non-cash interest expense	5,256	4,865
Loss on disposal of property and equipment	505	1,816
(Gain) from change in fair value of contingent consideration	(878)	—
Share-based compensation	11,688	7,594
Excess tax benefits from stock-based compensation arrangements	(1,207)	(140)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(3,847)	1,440
Inventories	(26,648)	(28,765)
Prepaid expenses and other current assets	6,628	(694)
Other non-current assets	(437)	(515)
Accounts payable, accrued expenses and other current liabilities	8,794	14,185
Deferred revenue	1,069	986
Other non-current liabilities	(5,310)	(1,264)
Net cash provided by operating activities	58,706	41,572
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,466)	(37,722)
Sales of property and equipment	—	533
Cash used for business acquisition, net of cash acquired	(235,000)	(2,980)
Net cash used in investing activities	(264,466)	(40,169)
FINANCING ACTIVITIES:
Borrowings under senior credit facility	385,000	30,000
Repayments under senior credit facility	(160,000)	(10,000)
Payment of debt issuance costs	(3,110)	(1,053)
Principal payments under capital lease obligations	(370)	—
Proceeds from exercised stock options	8,317	420
Excess tax benefits from stock-based compensation arrangements	1,207	140
Net cash provided by financing activities	231,044	19,507
Effect of exchange rate changes on cash and cash equivalents	(5,667)	1,020
Net change in cash and cash equivalents	19,617	21,930
Cash and cash equivalents at beginning of period	120,614	96,938
Cash and cash equivalents at end of period	$140,231	$118,868
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
In the opinion of management, the September 30, 2014 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013 included in the Company’s Current Report on Form 8-K dated June 16, 2014, which was filed with the Securities and Exchange Commission on June 20, 2014. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
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

Change in Accounting Principle

In the first quarter of 2014, the Company changed its method of accounting for the medical device excise tax (“MDET”). Prior to the change the Company recorded the MDET in inventory at the time of the first sale in the United States and then recognized the MDET in cost of goods sold when the medical device was sold to the ultimate customer. Under the new method, the MDET will be recorded in selling, general and administrative expenses in the period the first sale occurs in the United States, which could be an intercompany sale.

The Company believes that this change in accounting principle is preferable as the new method provides a better comparison with the Company's peers, the majority of which expense the MDET at the time of the first sale in the United States.

The medical device excise tax applies to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior year is included in retained earnings as of December 31, 2013. We have revised the comparative results for the three- and nine-month periods ended September 30, 2013 to reflect the retrospective application of the change in accounting principle had the new method been in effect for all periods, as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Originally		As	Originally		As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	(In thousands, except per share amounts)
Cost of goods sold	$84,101	$(2,334)	$81,767	$247,437	$(4,229)	$243,208
Selling, general and administrative	95,933	3,861	99,794	295,713	10,324	306,037
Income tax expense (benefit)	(6,605)	253	(6,352)	(8,755)	(417)	(9,172)
Net income (loss)	(28,550)	(1,780)	(30,330)	(29,160)	(5,678)	(34,838)
Basic net income (loss) per common share	$(1.02)		$(1.09)	$(1.05)		$(1.25)
Diluted net income (loss) per common share	(1.02)		(1.09)	(1.05)		(1.25)
Comprehensive income (loss)	$(19,860)	$(1,780)	$(21,640)	$(25,076)	$(5,678)	$(30,754)

Condensed Consolidated Balance Sheets:

	December 31, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Inventories	$213,431	$(6,512)	$206,919
Deferred tax assets - current	46,300	2,316	48,616
Prepaid expenses and other current assets	26,752	106	26,858
Retained earnings	285,046	(4,090)	280,956

Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2013
	Originally		As
	Reported	Adjustments	Adjusted
	(In thousands)
Net income (loss)	$(29,160)	$(5,678)	$(34,838)
Inventories	(34,855)	6,090	(28,765)
Prepaid and other current assets	(282)	(412)	(694)

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
Recently Issued Accounting Standards
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This updated guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities and early adoption is permitted. The amendments are to be applied

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The standard adoption did not have a material impact on the Company's financial statements.
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
There are no other recently issued accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

This acquisition complements the Company's global neurosurgery growth strategy aimed at providing a broader set of solutions for surgical procedures in the head.
The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2014 to reduce deferred tax liabilities by $12.4 million. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in certain jurisdictions. The purchase price allocation is preliminary because the Company has not yet completed the final analysis of the tax accounts. The following summarizes the preliminary allocation of the purchase price as of September 30, 2014 based on the fair value of the assets acquired and liabilities assumed:

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
The Company accounted for the contingent consideration by recording its fair value as a liability on the date of the acquisition. The contingent consideration relates to the Company's obtaining certain U.S. and European regulatory approvals. At the date of the acquisition, both of these milestones were valued using a discount rate of 2.2%, which is equivalent to the cost of debt for the estimated time horizon, and an overall probability of occurring of 95%. Accordingly, on January 15, 2014 the Company recorded a $20.9 million liability representing the initial fair value estimate of the probability weighted contingent consideration that management believes will be paid between early 2017 and late 2018. Depending on the expected timing of the estimated payments, the acquisition date fair value of the probability adjusted payments could have been $0.3 million higher or $0.4 million lower. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings.
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
Contingent consideration
The fair value of contingent consideration during the nine-months ended September 30, 2014 was (i) increased to reflect current period acquisitions, and the change in the time value of money during the period, and (ii) decreased because the Company believes that it is no longer probable that it will reach certain sales-based milestone targets. A reconciliation of the opening balances to the closing balances of these Level 3 measurements is as follows (in thousands):

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Location in Statement of Operations
Balance as of January 1, 2014	$1,227
Contingent consideration from Confluent Surgical acquisition	20,895
Loss/(gain) from increase/(decrease) in fair value of contingent consideration liabilities	(878)	Selling, general and administrative
Fair value at September 30, 2014	$21,244
The entire contingent consideration balance was included in Other liabilities at September 30, 2014 and December 31, 2013.

Pro Forma Results
The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2013 as if the Confluent Surgical acquisition completed by the Company during 2014 had been completed as of January 1, 2013. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisition and adjustments to reflect (i) the change in interest expense, depreciation expense, and intangible asset amortization, (ii) certain external expenses related to the acquisition as if they were incurred on January 1, 2013 that will not be recurring in the post-acquisition periods, and (iii) income taxes on the aforementioned adjustments at the Company’s statutory rate. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.
The pro forma impact of the Confluent Surgical pre-acquisition results were not material to the 2014 consolidated operating results of the Company; therefore the pro forma impact on the 2014 results of the Company has not been presented below. The pro forma results below also incorporate the impact of the change in accounting for the MDET on the 2013 results which is discussed in Note 1.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Total revenue	$229,645	$664,642
Net income (loss)	$(28,324)	$(30,356)

3. INVENTORIES
Inventories, net consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
		(As adjusted)*
Finished goods	$142,342	$123,786
Work in process	50,864	47,403
Raw materials	37,249	35,730
	$230,455	$206,919

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews goodwill for impairment annually as of July 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In reviewing goodwill for impairment, an Company has the option - for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to step one of the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The most recent two-step quantitative impairment test completed for each reporting unit was as of July 31, 2013 (the "Base Valuation"), which resulted in the full impairment of goodwill held by the U.S. Spine reporting unit. At July 31, 2014 the following reporting units carried goodwill: U.S. Neurosurgery, U.S. Instruments, U.S. Extremities, Private Label, EMEA and LAPAC.
At July 31, 2014, management performed a comprehensive analysis of various events and circumstances (i.e. factors) that would likely affect the estimated fair value of all of its reporting units that carried goodwill at that date, and whether those factors would have a positive or negative impact on the fair value of the reporting unit when compared to the Base Valuation. Management considered Company-wide factors such as, but not limited to (i) macroeconomic conditions, (ii) industry conditions, (iii) the Company's overall financial prospects and market capitalization, (iv) the competitive environment, (v) regulatory and political developments, and (vi) any changes in the Company's weighted average cost of capital ("WACC"). Management also considered reporting unit specific factors such as, but not limited to (i) changes in the market for products and services, (ii) strategic business changes, (iii) reporting unit financial performance, (iv) management's most recent prospective revenue estimates, (v) the prospective cost burden of the reporting units, (vi) changes in a reporting unit's management, (vii) how any change in the Company's WACC above might impact the reporting unit specific WACC, and (viii) the suitability of the risk premiums on the reporting unit specific WACC. These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. The Company then performs an assessment of the level of impact that a particular factor would have on the estimated fair value using high, medium, and low weighting. Finally, management considered all of the factors above in the context of the results of the Base Valuation, and whether it is more likely than not that the carrying value of any of the reporting units that have goodwill exceeds their individual fair value.
Management concluded that at July 31, 2014, based on the totality of information available for each reporting unit that carried goodwill, it was more likely than not that the estimated fair values of the U.S. Neurosurgery, U.S. Extremities, Private Label, EMEA and LAPAC reporting units were greater than their carrying values, and as such, no further analysis was required for those reporting units. The Company proceeded to step one of the quantitative goodwill impairment test for the U.S. Instruments reporting unit, primarily as a result of recent declines in that reporting unit's revenues.
To derive the fair value of the U.S. Instruments reporting unit, as required in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. Inputs used to fair value the Company's reporting units are considered inputs of the fair value hierarchy. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. The key assumptions impacting the valuation included:

•
The reporting unit's financial projections, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•
The projected terminal value for the reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis. The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors, including local and macroeconomic variables, market opportunities, and future growth plans.

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

The Company determined, after performing the Step-1 fair value analysis above, that the U.S. Instruments reporting unit's fair value was in excess of its carrying value; therefore, it was not necessary to proceed to Step-2 of the goodwill impairment test for the U.S. Instruments reporting unit.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

	U.S. Neurosurgery	U.S. Instruments	U.S. Extremities	U.S. Spine and Other	International	Total
	(In thousands)
Goodwill, gross	$95,165	$58,033	$61,079	$56,325	$25,900	$296,502
Accumulated impairment losses	—	—	—	(46,738)	—	(46,738)
Goodwill at December 31, 2013	95,165	58,033	61,079	9,587	25,900	249,764
Confluent Surgical acquisition	95,373	—	—	—	9,958	105,331
Foreign currency translation	(2,966)	(901)	(948)	(149)	(557)	(5,521)
Goodwill at September 30, 2014	$187,572	$57,132	$60,131	$9,438	$35,301	$349,574
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	18 years	$320,270	$(58,458)	$261,812
Customer relationships	12 years	145,658	(85,762)	59,896
Trademarks/brand names	31 years	33,316	(15,766)	17,550
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(10,452)	24,269
All other (1)	4 years	4,620	(2,725)	1,895
		$587,069	$(173,163)	$413,906

	December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$81,238	$(45,343)	$35,895
Customer relationships	12 years	146,627	(79,624)	67,003
Trademarks/brand names	31 years	33,703	(15,648)	18,055
Trademarks/brand names	Indefinite	48,484	—	48,484
Supplier relationships	27 years	34,721	(9,305)	25,416
All other (1)	5 years	4,251	(1,941)	2,310
		$349,024	$(151,861)	$197,163

(1)	At September 30, 2014 and December 31, 2013, all other included in-process research and development ("IPR&D") of $1.4 million in both periods, which was indefinite-lived.
During the nine months ended September 30, 2014, the Company recorded an impairment charge of $0.6 million in cost of goods sold related to technology assets acquired from Confluent Surgical that will no longer be sold resulting from a regulatory event that occurred after the acquisition date.
Based on quarter-end exchange rates, annual amortization expense (including amounts reported in cost of product revenues, but excluding any possible future amortization associated with acquired in-process research and development) is expected to approximate $31.2 million in 2014, $28.7 million in 2015, $26.6 million in 2016, $24.5 million in 2017 and $24.1 million in 2018. Identifiable intangible assets are initially recorded at fair market value at the time of acquisition using an income or cost approach.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT
Amended and Restated Senior Credit Agreement
On July 2, 2014, the Company entered into an amended and restated credit agreement (the "Senior Credit Facility") with a syndicate of lending banks, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. The Company's Senior Credit Facility was originally amended and restated on August 10, 2010, and that agreement was then amended on June 8, 2011, May 11, 2012, and June 21, 2013, as previously disclosed.
The 2014 amended and restated Senior Credit Facility created an aggregate principal amount of up to $900.0 million available to the Company through the following facilities:

i.
a $750.0 million revolving credit facility (increased from $600.0 million), which includes a $60.0 million sublimit for the issuance of standby letters of credit and a $60.0 million sublimit for swingline loans, and

ii.	a $150.0 million term loan facility.
The Senior Credit Facility allows the Company to further increase the size of either the revolving credit facility or the term loan facility, or a combination thereof, by an aggregate of $200.0 million with additional commitments. The July 2014 amended and restated Senior Credit Facility extended the maturity date of the prior facility from June 8, 2016 to July 2, 2019.
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at a rate equal to:

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

The Senior Credit Facility is collateralized by substantially all of the assets of the Company’s U.S. subsidiaries, excluding intangible assets. The Senior Credit Facility is subject to various financial and negative covenants and at September 30, 2014 the Company was in compliance with all such covenants. In connection with the modification of the 2014 amendment and restatement of the Senior Credit Facility the Company capitalized $3.1 million of incremental financing costs, and expensed $0.3 million of previously capitalized financing costs.

On July 2, 2014, the Company borrowed $422.0 million under the Senior Credit Facility consisting of a $150.0 million term loan and $272.0 million under its revolving credit facility. The Company used the funds to repay the balance of its previous Senior Credit Facility. The outstanding borrowings have one, two, three, six months, or, if available, twelve months interest periods.
At September 30, 2014 and December 31, 2013, there was $261.9 million and $186.9 million outstanding under the revolving credit component of the Senior Credit Facility at a weighted average interest rate of 1.7% and 2.0%, respectively. At September 30, 2014, there was approximately $488.1 million available for borrowing under the Senior Credit Facility. The Company considers the balance to be long-term in nature based on its current intent and ability to repay the borrowing outside of the next twelve-month period.
At September 30, 2014 there was $150.0 million outstanding under the term loan component of the Senior Credit Facility at a weighted average interest rate of 1.7%. Contractual repayments of the term loan do not begin until September 30, 2015 and are due as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31,	Principal Repayment
(In thousands)
2015	$3,750
2016	9,375
2017	13,125
2018	15,000
2019	108,750
$150,000
The fair value of outstanding borrowings of the Senior Credit Facility's revolving credit facility and term loan components at September 30, 2014 was approximately $241.4 million and $139.1 million, respectively. These fair values were determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair value hierarchy. Level 2 inputs represent inputs that are observable for the asset or liability, either directly or indirectly and are other than active market observable inputs that reflect unadjusted quoted prices for identical assets or liabilities.
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
At September 30, 2014, the carrying amount of the liability component was $211.1 million, the remaining unamortized discount was $18.9 million, and the principal amount outstanding was $230.0 million. The fair value of the 2016 Notes at September 30, 2014 was approximately $247.7 million. At December 31, 2013, the carrying amount of the liability component was $205.2 million, the remaining unamortized discount was $24.8 million and the principal amount outstanding was $230.0 million. The fair value of the liability of the 2016 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2.
The 2016 Notes are senior, unsecured obligations of the Company, and are convertible into cash and, if applicable, shares of its common stock based on an initial conversion rate, subject to adjustment of 17.4092 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $57.44 per share). The Company will satisfy any conversion of the 2016 Notes with cash up to the principal amount of the 2016 Notes pursuant to the net share settlement mechanism set forth in the indenture and, with respect to any excess conversion value, with shares of the Company’s common stock. The 2016 Notes are convertible only in the following circumstances: (1) if the closing sale price of the Company’s common stock exceeds 150% of the conversion price during a period as defined in the indenture; (2) if the average trading price per $1,000 principal amount of the 2016 Notes is less than or equal to 98% of the average conversion value of the 2016 Notes during a period as defined in the indenture; (3) at any time on or after June 15, 2016; or (4) if specified corporate transactions occur. The issue price of the 2016 Notes was equal to their face amount, which is also the amount holders are entitled to receive at maturity if the 2016 Notes are not converted. As of September 30, 2014, none of these conditions existed with respect to the 2016 Notes and as a result, the 2016 Notes are classified as long term.
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

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Note Interest
The interest expense components of the Company’s convertible notes are as follows (net of capitalized interest amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
2016 Notes:
Amortization of the discount on the liability component	$1,822	$1,633	$5,256	$4,865
Cash interest related to the contractual interest coupon	853	807	2,491	2,438
Total	$2,675	$2,440	$7,747	$7,303

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
The Company expects that approximately $1.3 million of pre-tax losses recorded as net in AOCI related to the interest rate hedge could be reclassified to earnings within the next twelve months.
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
The following table summarizes the fair value and presentation for derivatives designated as hedging instruments in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value as of
Location on Balance Sheet (1):	September 30, 2014	December 31, 2013
	(In thousands)
Derivatives designated as hedges — Liabilities:
Interest rate swap — Accrued expenses and other current liabilities (2)	$1,289	$1,676
Interest rate swap — Other liabilities (2)	—	763
Total Derivatives designated as hedges — Liabilities	$1,289	$2,439

(1)	The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

(2)
At September 30, 2014 and December 31, 2013, the notional amount related to the Company’s sole interest rate swap was $101.3 million and $112.5 million, respectively. In the next twelve months, the Company expects to reduce the notional amount by the entire $101.3 million.

The following presents the effect of derivative instruments designated as cash flow hedges on the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2014 and 2013:

	Balance in AOCI Beginning of Quarter	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Three Months Ended September 30, 2014
Interest rate swap	$(1,713)	$(9)	$(433)	$(1,289)	Interest (expense)
Three Months Ended September 30, 2013
Forward currency forward contracts	$162	$(19)	$110	$33	Cost of goods sold
Interest rate swap	(3,030)	(258)	(483)	(2,805)	Interest (expense)
	$(2,868)	$(277)	$(373)	$(2,772)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance in AOCI Beginning of Year	Amount of Gain (Loss) Recognized in AOCI- Effective Portion	Amount of Gain (Loss) Reclassified from AOCI into Earnings-Effective Portion	Balance in AOCI End of Quarter	Location in Statements of Operations
	(In thousands)
Nine Months Ended September 30, 2014
Interest rate swap	(2,439)	(179)	(1,329)	(1,289)	Interest (expense)
Nine Months Ended September 30, 2013
Forward currency forward contracts	(34)	142	75	$33	Cost of goods sold
Interest rate swap	(4,125)	(159)	(1,479)	(2,805)	Interest (expense)
	$(4,159)	$(17)	$(1,404)	$(2,772)

The Company recognized no gains or losses resulting from ineffectiveness of cash flow hedges during the nine months ended September 30, 2014 and 2013.

7. STOCK-BASED COMPENSATION
As of September 30, 2014, the Company had stock options, restricted stock awards, performance stock units, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan,” and collectively, the “Plans”).
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

Stock Options

As of September 30, 2014, there were approximately $1.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately two years. There were approximately 80,991 stock options granted during the nine months ended September 30, 2014.

Awards of Restricted Stock, Performance Stock and Contract Stock

Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of September 30, 2014, there were approximately $14.7 million of total unrecognized compensation costs related to these unvested awards. The Company expects to recognize these costs over a weighted-average period of approximately two years. The Company granted 255,407 restricted stock awards/stock units and 90,025 performance shares during the nine months ended September 30, 2014.

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

8. TREASURY STOCK

On October 23, 2012, the Company's Board of Directors authorized a repurchase plan of up to $75.0 million of its outstanding common stock through December 2014. The Company has not repurchased any of its outstanding shares of common stock during the nine month periods ended September 30, 2014 and 2013. As of September 30, 2014, there remained $75.0 million available for repurchases under this authorization.

See Note 14 - Subsequent Events regarding changes to this share repurchase plan made after September 30, 2014.

9. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(As adjusted)*		(As adjusted)*

Reported tax rate	15.0%	17.3%	25.8%	20.8%

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

The Company’s effective income tax rates for the three months ended September 30, 2014 and 2013 were 15.0% and 17.3%, respectively. The primary drivers of the overall tax rate for the three months ended September 30, 2014 were a tax benefit of $1.6 million that was recognized for the release of uncertain tax positions due to the expiration of statute of limitations, partially offset by an expense of $0.5 million relating to a state income tax audit settlement and an expense of $0.3 million relating to foreign returns filed during the quarter. The primary drivers of the overall tax rate for the three months ended September 30, 2013 were the goodwill impairment charge that was partially deductible for tax purposes, partially offset by a benefit of $2.3 million for the release of uncertain tax positions and related interest due to the expiration of the statute of limitations.

The Company's effective income tax rates for the nine months ended September 30, 2014 and 2013 were 25.8% and 20.8%, respectively. The primary drivers of the income tax rate for the nine months ended September 30, 2014 were an expense of $1.2 million relating to state income tax audit settlements, an expense of $0.4 million for a foreign income tax audit settlement, and an expense of $0.3 million from a change in state filing positions; offset by a benefit of $2.0 million for the release of uncertain tax positions and related interest due to the expiration of statute of limitations. The primary drivers of the income tax rate for the nine months ended September 30, 2013 were a benefit of $3.5 million for the release of uncertain tax positions, a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012, and a benefit of $0.9 million due to the extension of the Federal research credit, enacted through the American Taxpayer Relief Act. These benefits in 2013 were recorded against a book loss, relating primarily to goodwill impairment; accordingly, they had the effect of increasing the effective tax rate in that period.

The Company expects its effective income tax rate for the full year to be approximately 23% to 24%, resulting largely from the release of uncertain tax positions, domestic and foreign audit settlements, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations. This estimate could be revised in the future as additional information is presented to the Company.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
		(As adjusted)*		(As adjusted)*
Basic net income (loss) per share:
Net income (loss)	$9,807	$(30,330)	$16,838	$(34,838)
Weighted average common shares outstanding	32,450	27,896	32,374	27,855
Basic net income (loss) per common share	$0.30	$(1.09)	$0.52	$(1.25)

Diluted net income (loss) per share:
Net income (loss)	$9,807	$(30,330)	$16,838	$(34,838)

Weighted average common shares outstanding — Basic	32,450	27,896	32,374	27,855
Effect of dilutive securities:
Stock options and restricted stock	456	—	470	—
Weighted average common shares for diluted earnings per share	32,906	27,896	32,844	27,855
Diluted net income (loss) per common share	$0.30	$(1.09)	$0.51	$(1.25)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

At September 30, 2014 and 2013, the Company had 1.4 million and 1.7 million of outstanding stock options, respectively. The Company also has warrants outstanding relating to its 2016 Notes at September 30, 2014 and 2013 and the Company's 2016 Notes are convertible to common shares in certain circumstances (see Note 5). Stock options, restricted stock, warrants and the excess conversion value of the 2016 Notes are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including such items would be anti-dilutive.

For the three months ended September 30, 2014 and 2013, 0.2 million of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the nine months ended September 30, 2014, 0.2 million of anti-dilutive stock options were excluded. For the three and nine months ended September 30, 2013, all stock options, and all restricted stock were excluded from the diluted earnings per share calculation using the treasury stock method because of their anti-dilutive effect. The effect of outstanding warrants were anti-dilutive because the strike price of the warrants exceeded the Company’s average stock price for the periods, and the potential excess conversion value of the 2016 Notes were anti-dilutive because the conversion price exceeded the Company's stock price; therefore, these amounts have been excluded from the diluted earnings per share calculation in all periods presented.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
		(As adjusted)*		(As adjusted)*
Net income (loss)	$9,807	$(30,330)	$16,838	$(34,838)
Foreign currency translation adjustment	(16,537)	8,711	(15,952)	3,288
Change in unrealized gain on derivatives, net of tax	241	47	655	794
Pension liability adjustment, net of tax	125	(68)	52	2
Comprehensive income (loss)	$(6,364)	$(21,640)	$1,593	$(30,754)

* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.

Changes in Accumulated Other Comprehensive Income (Loss) by component between December 31, 2013 and September 30, 2014 are presented in the table below, net of tax:

	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(1,390)	$(2,287)	$4,604	$927
Other comprehensive income (loss) before reclassifications	(102)	52	(15,952)	(16,002)
Amounts reclassified from accumulated other comprehensive income	757	—	—	757
Net current-period other comprehensive income (loss)	655	52	(15,952)	(15,245)
Ending balance	$(735)	$(2,235)	$(11,348)	$(14,318)

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reclassification adjustments out of Accumulated Other Comprehensive Income (Loss) during the three and nine months ended September 30, 2014 were as follows:

Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(433)	Interest (expense)
	192	Tax (expense) or benefit
	$(241)	Net of tax

Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement where Net Income (Loss) is Presented
(In thousands)
Gains and losses on cash flow hedges
Interest rate swap	$(1,328)	Interest (expense)
	571	Tax (expense) or benefit
	$(757)	Net of tax

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

The operating results of the various reportable segments as presented are not comparable to one another because: (i) certain operating segments are more dependent than others on corporate functions for unallocated general and administrative and/or operational manufacturing functions, and (ii) the Company does not allocate certain manufacturing costs and general and administrative costs to the operating segment results. Net sales and profit by reportable segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
		(As adjusted)*		(As adjusted)*
Segment Net Sales
U.S. Neurosurgery	$62,323	$45,114	$177,265	$125,877
U.S. Instruments	39,853	43,004	116,078	121,900
U.S. Extremities	36,746	31,831	103,083	93,802
U.S. Spine and Other	42,015	47,408	128,168	134,889
International	48,782	45,889	151,535	138,977
Total revenues	$229,719	$213,246	$676,129	$615,445
Segment Profit
U.S. Neurosurgery	$35,889	$23,080	$94,247	$59,770
U.S. Instruments	12,416	13,713	34,728	35,963
U.S. Extremities	14,983	13,117	40,907	34,613
U.S. Spine and Other	13,108	(31,043)	39,801	(4,844)
International	15,170	14,693	49,549	41,697
Segment profit	91,566	33,560	259,232	167,199
Amortization	(2,995)	(3,036)	(9,013)	(9,660)
Corporate and other	(70,844)	(61,665)	(211,362)	(185,314)
Operating income (loss)	$17,727	$(31,141)	$38,857	$(27,775)
* See Note 1 of these condensed consolidated financial statements for discussion of the impact of the change in accounting for the medical device excise tax.
Certain 2013 segment revenues and the related impact on segment profit above have been reclassified in order to conform with the current year's presentation.
Revenue by major product category consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Orthopedics	$91,650	$92,125	$271,958	$271,862
Neurosurgery	92,089	72,639	269,717	204,283
Instruments	45,980	48,482	134,454	139,300
Total Revenues	$229,719	$213,246	$676,129	$615,445

The Company attributes revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore are included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
United States	$180,101	$166,555	$522,288	$473,740
Europe	23,850	21,543	75,026	68,936
Rest of World	25,768	25,148	78,815	72,769
Total Revenues	$229,719	$213,246	$676,129	$615,445

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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office was investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertained to alleged improper billing of products for extremities indications. On August 12, 2014, the United States Attorney for the District of New Jersey announced that two former Integra sales representatives, one of whom was a supervisor, entered guilty pleas as a result of the investigation. According to the United States Attorney for the District of New Jersey, these individuals acted without the awareness of the Company. The Company cooperated with the U.S. Attorney’s Office on a voluntary basis throughout the investigation and has reimbursed affected customers. The reimbursements were made in historical periods and were not material. The Company was not a subject or target of the investigation, and believes the investigation to now be concluded.
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

14. SUBSEQUENT EVENTS

Acquisition of MicroFrance
On October 27, 2014, the Company completed a stock and asset purchase agreement (the “Purchase Agreement”) with Medtronic, Inc. (“Medtronic”), a Minnesota corporation and Medtronic Xomed Instrumentation, SAS (“MicroFrance”), a French corporation and an indirect wholly-owned subsidiary of Medtronic, for the acquisition by the Company of all of the capital stock of MicroFrance and certain assets of Medtronic and its affiliates related to MicroFrance’s business.
MicroFrance is engaged in the business of developing, manufacturing, marketing and distributing reusable handheld surgical instrument products, which are specialized for ear, nose and throat and laparoscopic procedures and providing related services.
Under the terms of the Purchase Agreement, the Company paid Medtronic a net purchase price of approximately $60.0 million for the stock and assets acquired subject to a purchase price adjustment for certain working capital changes. The Company also entered into a distribution agreement, an independent sales representative agreement, and a supply agreement with an affiliate of Medtronic at the closing. In addition, the Company entered into a transition services agreement with Medtronic at the closing. The Company has not yet performed the purchase price allocation, and will do so during the fourth quarter.

Share Repurchase Authorization
On October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.

Spine Business Spinoff and Organizational Changes

On November 3, 2014, the Company announced its plan for 2015 to spinoff its spine business, and realign the remaining business into two global reporting segments.  The spinoff will create a separate, independent medical technology company focused on developing, marketing and selling spine hardware and orthobiologics.  The realignment of the remaining business will result in two globally managed divisions, with one providing Specialty Surgical Solutions and the other Orthopedics and Tissue Technologies.  These moves to align the portfolio are part of a broader strategy to transform the business that includes optimization and accelerating growth.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Spinoff of the Spine Business

Under the proposed plan, the spine business will spinoff from Integra and operate as an independent, publicly held company. The new spine company will have a comprehensive portfolio of spinal hardware solutions, including unique interbody devices, minimally invasive surgery, and deformity, and a top-three orthobiologics offering, including a full range of osteoconductive and osteoinductive solutions utilizing unique demineralized bone, collagen and synthetic matrices.

The spinoff transaction is expected to take the form of a tax-free distribution to Integra shareholders of publicly traded stock in the new spine company. The transaction is expected to be completed within twelve months, subject to certain customary and other conditions, including final approval by the Integra Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the Securities and Exchange Commission, including information about the separation, distribution and related matters. While the Company expects any spinoff transaction to close within twelve months, there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.

The Company expects to incur one-time charges related to the transaction during the reporting periods preceding the separation and does not otherwise expect this to impact the Company's financial results in 2014.

Alignment of Integra Portfolio: Creating the Specialty Surgical Solutions Division

In addition to the above announced separation of the Spine business in a separate publicly traded company, in 2015 the Company plans to realign the remaining business into 2 global reporting segments, Specialty Surgical Solutions and Orthopedics and Tissue Technologies. The new Specialty Surgical Solutions organization will integrate globally what today are the Neurosurgery and Instruments businesses within Integra. Robert T. Davis, Jr., CVP, President, Specialty Surgical Solutions, will lead this newly-created division. The new global Specialty Surgical Solutions division will leverage Integra’s market-leading positions in both neurosurgery and instruments and will open up a larger potential market in which this business can achieve its communicated growth trajectory.

In addition, Mark Augusti, CVP, President, Orthopedics and Tissue Technologies, will also take on global responsibility for that division. Dan Reuvers, CVP, President, International, will continue to run an International region management structure to prioritize and focus Integra’s investments in International markets.

These plans to realign the business have not taken place yet and therefore these proposed changes have not impacted the Company's current segment disclosures. The Company is in the process of determining how this realignment will impact its segment information in 2015.

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
In the United States, we have several sales channels. We sell Orthopedics products through a large direct sales organization and through specialty distributors focused on their respective surgical specialties. Most Neurosurgery products are sold through directly employed sales representatives; products acquired in the Confluent Surgical acquisition were initially sold through distributors, and we transitioned those products to our direct sales force in the third quarter of 2014. Instruments products are sold through two sales channels, both directly and through distributors and wholesalers, depending on the customer call point. We sell in the international markets through a combination of a direct sales organization and distributors.
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

The medical device excise tax applies to sales beginning January 1, 2013; therefore, this change affected only 2013 financial results. The cumulative effect of the change in the prior years is included in retained earnings as of December 31, 2013 and the comparative period for the three- and nine-month periods ended September 30, 2013. The financial impact of this change on 2013 has been incorporated into the amounts presented throughout this Form 10-Q and the impact on the three and nine months ended September 30, 2013 is discussed in detail in Note 1 to the condensed consolidated financial statements. For a full reconciliation of the impact on the 2013 historical quarterly financial results, please refer to the investor presentations on the Investor Relations homepage of Integra's website at investor.integralife.com.

Management Changes

On April 29, 2014, the Board of Directors (the "Board") of the Company appointed Glenn G. Coleman as Corporate Vice President of the Company effective as of May 2, 2014. In addition, on April 29, 2014, the Board of the Company appointed Mr. Coleman as Corporate Vice President, Chief Financial Officer and Principal Accounting Officer, which became effective on May 2, 2014. When Mr. Coleman commenced as Chief Financial Officer, John B. Henneman, III ceased to serve as the Company’s Chief Financial Officer; however, Mr. Henneman continued to serve as Corporate Vice President, Chief Administrative Officer, until his retirement in September 2014. Jerry Corbin ceased to serve as the Company’s Principal Accounting Officer effective May 2, 2014, and continued to serve as Corporate Vice President, Corporate Controller until his retirement in August 2014.

Diabetic Foot Ulcer Clinical Trial

During July 2014, we completed our multicenter clinical trial evaluating the safety and effectiveness of the INTEGRA® Dermal Regeneration Template for the Treatment of Diabetic Foot Ulcers (“the DFU study”), and we are in the process of evaluating all of the data. We are currently preparing submissions in advance of our clinical publication, reimbursement and regulatory strategies. We expect to submit the data from this clinical trial to the Unites States Food and Drug Administration ("FDA") by the end of 2014. In parallel, we will pursue publishing the data in a peer-reviewed journal. An FDA approval, coupled with published data, is the key to securing reimbursement from third-party payors such as the Centers for Medicare and Medicaid Services, and other large private payors. We anticipate commercializing the resulting DFU product mid-2016.

Acquisition of Medtronic’s MicroFrance and Xomed Manual ENT and Laparoscopy Instrumentation Lines
Subsequent to September 30, 2014, on October 27, 2014, the Company completed a stock and asset purchase agreement (the “Purchase Agreement”) with Medtronic, Inc. (“Medtronic”), a Minnesota corporation and Medtronic Xomed Instrumentation, SAS (“Medtronic MicroFrance”), a French corporation and an indirect wholly-owned subsidiary of Medtronic, for the acquisition by the Company of all of the capital stock of Medtronic MicroFrance and certain assets of Medtronic and its affiliates related to Medtronic MicroFrance’s business (collectively the "MicroFrance Acquisition").
Medtronic MicroFrance is engaged in the business of developing, manufacturing, marketing and distributing reusable handheld surgical instrument products, which are specialized for ear, nose and throat ("ENT") and laparoscopic procedures and providing related services.
Under the terms of the Purchase Agreement, the Company paid Medtronic a net purchase price of approximately $60.0 million for the stock and assets acquired subject to a purchase price adjustment for certain working capital changes. The Company also entered into a distribution agreement, an independent sales representative agreement, and a supply agreement with an affiliate of Medtronic at the closing. In addition, the Company entered into a transition services agreement with Medtronic at the closing. The Company has not yet performed the purchase price allocation, and will do so during the fourth quarter.

Spine Business Spinoff and Organizational Changes

Subsequent to September 30, 2014, on November 3, 2014, we announced our plan for 2015 to spinoff our spine business, and realign the remaining business into two global reporting segments.  The spinoff will create a separate, independent medical technology company focused on developing, marketing and selling spine hardware and orthobiologics.  The realignment of our remaining business will result in two globally managed divisions, with one providing Specialty Surgical Solutions and the other Orthopedics and Tissue Technologies.  These moves to align the portfolio are part of a broader strategy to transform the business that includes optimization and accelerating growth.

Spinoff of the Spine Business

Under the proposed plan, the spine business will spinoff from Integra and operate as an independent, publicly held company. The new spine company will have a comprehensive portfolio of spinal hardware solutions, including unique interbody devices, minimally invasive surgery, and deformity, and a top-three orthobiologics offering, including a full range of osteoconductive and osteoinductive solutions utilizing unique demineralized bone, collagen and synthetic matrices.

The spinoff transaction is expected to take the form of a tax-free distribution to Integra shareholders of publicly traded stock in the new spine company. The transaction is expected to be completed within twelve months, subject to certain customary and other conditions, including final approval by the Integra Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the Securities and Exchange Commission, including information about the separation, distribution and related matters. While we expect any spinoff transaction to close within twelve months, there can be no assurances regarding the ultimate timing of the transaction or that the transaction will be completed.

We expect to incur one-time charges related to the transaction during the reporting periods preceding the separation and do not otherwise expect this to impact our financial results in 2014.

Alignment of Integra Portfolio: Creating the Specialty Surgical Solutions Division

In addition to the above announced separation of the Spine business in a separate publicly traded company, in 2015 we plan to realign the remaining business into 2 global reporting segments, Specialty Surgical Solutions and Orthopedics and Tissue Technologies. The new Specialty Surgical Solutions organization will integrate globally what today are the Neurosurgery and Instruments businesses within Integra. Robert T. Davis, Jr., CVP, President, Specialty Surgical Solutions, will lead this newly-created division. The new global Specialty Surgical Solutions division will leverage Integra’s market-leading positions in both neurosurgery and instruments and will open up a larger potential market in which this business can achieve its communicated growth trajectory.

In addition, Mark Augusti, CVP, President, Orthopedics and Tissue Technologies, will also take on global responsibility for that division. Dan Reuvers, CVP, President, International, will continue to run an International region management structure to prioritize and focus Integra’s investments in International markets.

RESULTS OF OPERATIONS
Executive Summary
Net income for the three months ended September 30, 2014, was $9.8 million, or $0.30 per diluted share as compared with a loss of $30.3 million or $1.09 per diluted share for the three months ended September 30, 2013.
Net income for the nine months ended September 30, 2014 was $16.8 million, or $0.51 per diluted share as compared with net loss of $34.8 million or $1.25 per diluted share for the nine months ended September 30, 2013.
The results of operations for the three and nine months ended September 30, 2013 were adversely affected by a voluntary recall of certain collagen-based products manufactured in our Añasco, Puerto Rico facility, and a non-cash goodwill impairment charge of $46.7 million for our U.S. Spine reporting unit recorded in the quarter ended September 30, 2013. This recall resulted in lost revenues, increased sales reserves, inventory scrap, and costs of remediation at the facility which continued throughout 2013. We resolved the issues relating to the recall by the beginning of the first quarter of 2014, and saw improved margins from DuraSeal revenues; however, the costs associated with closing the Confluent Surgical acquisition and the related integration effort impacted our 2014 financial results.

Income before taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Global ERP implementation charges	$4,960	$4,950	$17,976	$18,715
Structural optimization charges	3,490	1,360	9,203	7,030
Manufacturing facility remediation costs	538	2,761	905	7,849
Certain expenses associated with product recalls	—	—	—	1,444
Certain employee severance charges	3,619	30	8,229	30
Discontinued product lines charges	747	—	1,460	—
Acquisition-related charges	2,474	319	7,480	993
Impairment charges	—	46,738	600	46,738
Convertible debt non-cash interest	1,822	1,633	5,256	4,865
Total	$17,650	$57,791	$51,109	$87,664

The items reported above are reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of goods sold	$5,453	$4,050	$12,522	$12,922
Research and development	—	—	500	—
Selling, general and administrative	10,375	5,370	32,831	23,139
Goodwill impairment charge	—	46,738	—	46,738
Interest expense	1,822	1,633	5,256	4,865
Total	$17,650	$57,791	$51,109	$87,664

We typically define special charges as items for which the amounts and/or timing of such expenses may vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or for which the amounts are not expected to recur at the same magnitude. We believe that given our ongoing strategy of seeking acquisitions, our continuing focus on rationalizing our existing manufacturing and distribution infrastructure and our continuing review of various product lines in relation to our current business strategy, certain of the special charges discussed above could recur with similar materiality in the future. In 2010, we began investing significant resources in the global implementation of a single enterprise resource planning ("ERP") system. We began capitalizing certain costs for the project starting in 2011 and continued to do so during 2014. We placed the ERP in service across a number of U.S. sites in May of 2014, and at that time we began depreciating the capitalized costs associated with that part of the implementation.
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

Update on Remediation Activities
The FDA inspected our neurosurgery manufacturing facility in Andover, England in June 2012. On November 5, 2012, we received a warning letter dated November 1, 2012 related to quality systems issues at that facility. The warning letter identified violations related to corrective and preventative actions, process validations, internal quality audits, and internal review of the suitability and effectiveness of the quality system at defined intervals. Since the conclusion of the FDA inspection in June 2012, we have remediated the observations that the FDA has made and continue to make further improvements in the quality system. We have received a letter from the FDA on April 28, 2014 stating that the FDA had accepted the Corrective Action Plan which would be verified at an FDA Inspection.

On February 14, 2013, we received a warning letter from the FDA dated February 13, 2013 relating to quality systems issues at our manufacturing facility located in Añasco, Puerto Rico ("Añasco facility"). The letter resulted from an inspection conducted at that facility during October and November 2012. On February 15, 2013 we stopped distribution of our collagen products manufactured in the Añasco facility in order to confirm that we had successfully validated all such products and engaged a third-party consultant having appropriate quality system regulations expertise to confirm such validations. On February 22, 2013 the third-party consultant certified the completeness of such validations and we resumed distribution of collagen products from the Añasco facility.
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
On October 24, 2013, the FDA began an inspection of the Añasco facility. At the end of the inspection on November 26, 2013, the FDA issued a new Form 483 with six additional observations relating to Corrective and Preventative Action (“CAPA”), quality system procedures and instructions, procedures pertaining to complaints, procedures pertaining to checking and maintaining equipment, procedures for finished device acceptance and procedures to prevent contamination of equipment or products. These observations did not impact our ability to manufacture and sell product. On March 4, 2014 we met with the FDA Office of Compliance, San Juan, Puerto Rico District to discuss the Corrective Action and remediation plan at the Añasco facility. We committed to several corporate-wide corrections and additional site corrections at that meeting.
On September 4, 2014, the FDA began a re-inspection of the Añasco facility. This re-inspection focused primarily on the issues raised in the February 2013 Warning Letter and in previous inspections of the Añasco facility relating to quality systems and compliance issues. The inspection was completed on September 30, 2014, and the FDA found that the Company had addressed the issues raised in the warning letter and previous inspectional observations, and it issued no other inspectional observations. In reaching this conclusion, the FDA determined that the Company’s remediation activities were effective and its quality management system was adequate.
Over the past several years we have undertaken significant efforts to remediate the observations that the FDA has made and have been working on improving and revising our quality systems. Our remediation activity expenses during the three and nine months ended September 30, 2014 were $0.5 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2013, were $2.8 million and $7.8 million, respectively. These costs consist of consulting expenses and other work activities required to complete our remediation activities, and we expect to incur similar types of expenses during the remainder of 2014, albeit at lower spending levels compared to 2013. We will provide periodic status reports to the FDA and work cooperatively with the agency to resolve any outstanding issues.
Revenues and Gross Margin on Product Revenues
Our revenues and gross margin on product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Net Sales	(Dollars in thousands)
U.S. Neurosurgery	$62,323	$45,114	$177,265	$125,877
U.S. Instruments	39,853	43,004	116,078	121,900
U.S. Extremities	36,746	31,831	103,083	93,802
U.S. Spine and Other	42,015	47,408	128,168	134,889
International *	48,782	45,889	151,535	138,977
Total revenue	229,719	213,246	676,129	615,445
Cost of goods sold	85,974	81,767	255,333	243,208
Gross margin on total revenues	$143,745	$131,479	$420,796	$372,237
Gross margin as a percentage of total revenues	62.6%	61.7%	62.2%	60.5%
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

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013
Revenues and Gross Margin
For the three months ended September 30, 2014 total revenues increased by $16.5 million to $229.7 million from $213.2 million for the same period in 2013.
U.S. Neurosurgery revenues were $62.3 million, an increase of 38% from the prior-year period. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition, which added $13.9 million in the quarter. We also saw increases from neuro critical care and tissue ablation product lines, which benefited from strong sales of capital equipment in the quarter.
U.S. Instruments revenues were $39.9 million, a decrease of 7% from the prior-year period. The decrease impacted all instrument franchises as hospital spending is still cautious, and as hospitals are beginning to focus more on repairing old instruments versus replacing them. The decrease also resulted from product discontinuances.
U.S. Extremities revenues were $36.7 million, an increase of 15% from the prior-year period. This increase resulted primarily from dermal and wound care franchise, as a result of adding new salespeople and the launch of the Integra Wound Matrix-Thin product, and from our shoulder business as a result of the launch of new shoulder lines and adding new distributors.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $42.0 million, a 11% decrease from the prior-year period. Our private label business was a large driver of the decrease because the comparable quarter last year was unusually high as we increased capacity once the backorder from the 2013 recall subsided. Our overall spine business was down 3%, resulting from fewer overall spine procedures partially offset by smaller increases in orthobiologics revenues.
International segment revenues were $48.8 million, an increase of 6% from the prior-year period, spread evenly across both the EMEA and LAPAC divisions. This increase primarily resulted from the incremental impact of DuraSeal product sales, and increased skin and would sales. Foreign currency also reduced our sales by $0.1 million when compared to the same quarter last year. These contributions to increasing sales were largely offset by weak spine sales and product discontinuances.
Gross margin increased to $143.7 million for the three-month period ended September 30, 2014 from $131.5 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.6% for the third quarter of 2014 from 61.7% for the same period last year. The increase in gross margin percentage resulted primarily from an increase in sales of higher margin products such as DuraSeal, skin and wound products, and Duragen products which were subject to the recall in 2013, and improved manufacturing capacity utilization for our regenerative products. We also saw decreased remediation costs at our manufacturing facilities because throughout 2013 we invested in improvements to quality systems across our organization as a result of prior FDA findings. In 2014, we are seeing our spending return to a more normal level since those initial remediation efforts are largely complete. Finally, we also saw gross margin improvement from product recall expenses in 2013 that did not recur in the current period.
We expect our consolidated gross margin percentage for the full year 2014 to be approximately 62%, up compared to 2013. We expect our gross margin will see increases from improved product mix - with more sales in the skin, wound and DuraSeal lines - and improvements in yield as we resolve FDA inspection issues.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Three Months Ended September 30,
	2014	2013
Research and development	5.7%	6.1%
Selling, general and administrative	47.8%	46.8%
Intangible asset amortization	1.3%	1.4%
Goodwill impairment charge	—%	21.9%
Total operating expenses	54.8%	76.2%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, decreased $36.6 million, or 23%, to $126.0 million in the three months ended September 30, 2014, compared to $162.6 million in the same period last year.

Research and development expenses in the third quarter of 2014 increased $0.1 million compared to the same period last year. These increases resulted from higher product development spending in extremities and neurosurgery, partially offset by headcount reductions earlier in the year. We expect full-year 2014 spending on research and development to be approximately 6% of total revenues.

Selling, general and administrative expenses in the third quarter of 2014 increased by $10.1 million to $109.9 million compared to $99.8 million in the same period last year. Selling and marketing expenses increased by $3.1 million, primarily resulting from higher commissions and distributor fees related to the DuraSeal sales, increased headcount and overall sales increases in general. General and administrative costs increased $7.0 million as a result of integration costs for DuraSeal, additional depreciation as we implemented our ERP system in certain locations during May, and higher severance costs. We expect full year selling, general and administrative expenses to be approximately 47% to 49% of revenues. Going forward we expect to incur incremental depreciation expense of approximately $6.0 million per year over the life of our ERP system.

Amortization expense in the third quarter of 2014 was flat compared to the same period last year.

Operating expenses for the third quarter of 2013 included a goodwill impairment charge of $46.7 million. The goodwill impairment charge was related to our U.S. Spine reporting unit.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Interest income	$25	$38
Interest expense	(5,916)	(5,316)
Other income (expense)	(293)	(263)

Interest Income and Interest Expense
Interest expense in the three months ended September 30, 2014 increased by $0.6 million primarily because we have increased borrowings on our Senior Credit facility compared to the prior year. Additionally, we placed our ERP system in service in various U.S. locations during May 2014 and therefore no longer capitalize interest related to that portion of the project. Finally, we immediately expensed $0.3 million of previously capitalized financing costs in connection with the refinancing of our Senior Credit Facility in July 2014. Our reported interest expense for the three-month periods ended September 30, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $1.8 million and $1.6 million, respectively.
Interest income was negligible for the three months ended September 30, 2014, and 2013.
Other Income (Expense)
Other income (expense) for both the third quarter of 2014 and 2013 was primarily attributable to the foreign exchange impact on intercompany balances.
Income Taxes

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$11,543	$(36,682)
Income tax expense (benefit)	1,736	(6,352)
Effective tax rate	15.0%	17.3%

The Company’s effective income tax rates for the three months ended September 30, 2014 and 2013 were 15.0% and 17.3%, respectively. The primary drivers of the overall tax rate for the three months ended September 30, 2014 were a tax benefit of $1.6 million that was recognized for the release of uncertain tax positions due to the expiration of statute of limitations, partially offset by an expense of $0.5 million relating to a state income tax audit settlement and an expense of $0.3 million relating to foreign returns filed during the quarter. The primary drivers of the overall tax rate for the three months ended September 30, 2013 were the goodwill impairment charge that was partially deductible for tax purposes, partially offset by a benefit of $2.3 million for the release of uncertain tax positions and related interest due to the expiration of the statute of limitations.

The Company expects its effective income tax rate for the full year to be approximately 23% to 24%, resulting largely from the release of uncertain tax positions, domestic and foreign audit settlements, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.

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

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

Revenues and Gross Margin
For the nine months ended September 30, 2014, total revenues increased by $60.7 million to $676.1 million from $615.4 million during the prior-year period.
U.S. Neurosurgery revenues were $177.3 million, an increase of 41%. The increase largely resulted from the impact of the DuraSeal product sales arising out of the Confluent Surgical acquisition which added $38.2 million in the period. We also saw increases from our dural repair franchise, which was up against a soft comparable as a result of the recall in 2013, and neuro critical care and tissue ablation, both of which benefited from strong sales of capital equipment in the period.
U.S. Instruments revenues were $116.1 million, a decrease of 5% from the prior year. The decrease resulted primarily from lower sales in our acute-care and alternate-site businesses and product discontinuances. Increases in our lighting product line partially offset this decline.
U.S. Extremities revenues were $103.1 million, an increase of 10% from the prior year. This increase resulted primarily from dermal and wound care products, and from our shoulder business as a result of the launch of new shoulder lines in the latter half of 2013 and increases in distributors. We also saw some softness in our lower extremity franchise during the period.
U.S. Spine and Other revenues, which include our spine hardware, orthobiologics and private label products, were $128.2 million, a decrease of 5% from the prior year. Our overall spine business was down approximately 3% as decreases in spine hardware revenues were partially offset by increases in orthobiologics, especially demineralized bone products. Sales of our private label products were down from the prior-year period because we lost some business due to the recall issues in 2013.
International segment revenues were $151.5 million, an increase of 9% from prior year. These increases primarily resulted from the incremental impact of DuraSeal product sales, skin and wound, and strong neuro capital equipment sales. Foreign currency also increased our sales in the period by $0.7 million primarily due to a stronger euro. These contributions to increasing sales were partially offset by weak orthopedic and spine sales.
Gross margin increased to $420.8 million for the nine months ended September 30, 2014 from $372.2 million for the same period last year. Gross margin as a percentage of total revenue increased to 62.2% for the year to date period from 60.5% for the same period last year. The increase in gross margin percentage resulted primarily from increased sales of higher margin products such as DuraSeal, skin and wound products, and Duragen products that were subject to the recall in 2013. Our 2014 gross margin also saw improvement from product recall expenses in 2013 that did not recur. Additionally, we had lower remediation costs at our manufacturing facilities because throughout 2013, we invested in improvements to quality systems across our organization as a result of prior FDA findings. In 2014, we are seeing our spending return to a more normal level since those initial remediation efforts are largely complete.
Operating Expenses
The following is a summary of operating expenses as a percent of total revenues:

	Nine Months Ended September 30,
	2014	2013
Research and development	5.8%	6.1%
Selling, general and administrative	49.3%	49.7%
Intangible asset amortization	1.3%	1.6%
Goodwill impairment charge	—%	7.6%
Total operating expenses	56.4%	65.0%

Total operating expenses, which consist of research and development expenses, selling, general and administrative expenses, and amortization expense, decreased $18.1 million, or 5%, to $381.9 million in the first nine months of 2014, compared to $400.0 million in the same period last year.
Research and development expenses in the first nine months of 2014 increased $1.9 million compared to the same period last year primarily resulting from higher product development spending in extremities and neurosurgery. These increases were partially offset by lower expenses earlier in the year due to headcount reductions, and lower overall project costs in other areas.
Selling, general and administrative expenses in the first nine months of 2014 increased by $27.5 million to $333.5 million compared to $306.0 million in the same period last year. Selling and marketing expenses increased by $9.3 million primarily resulting from higher headcount, the impact of DuraSeal, and U.S. Extremities' commission costs which were higher as a result of increases in revenue.  General and administrative costs were up $18.2 million primarily because of higher headcount, additional depreciation as we implemented our ERP system in certain locations during May, consulting costs to support various strategic projects, and higher severance costs.  These general and administrative increases were partially offset by $1.2 million to reflect a decrease in the fair value of the contingent consideration liability because during the second quarter of 2014 management concluded that the sales threshold for a contingent consideration payment from a prior acquisition was no longer probable of being achieved. We expect full year selling, general and administrative expenses to be approximately 47% to 49%. Going forward we expect to incur incremental depreciation expense of approximately $6.0 million per year over the life of our ERP system.
Amortization expense in the first nine months of 2014 decreased by $0.6 million to $9.0 million, compared to $9.7 million in the same period last year. The decrease primarily resulted from certain intangible assets becoming fully amortized in the first quarter of 2013.

Operating expenses for the third quarter of 2013 included a goodwill impairment charge of $46.7 million. The goodwill impairment charge was related to our U.S. Spine reporting unit.
Non-Operating Income and Expenses
The following is a summary of non-operating income and expenses:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Interest income	$145	$390
Interest expense	(16,440)	(15,081)
Other income (expense)	142	(1,544)

Interest Income and Interest Expense
Interest expense for the nine months ended September 30, 2014 increased by $1.4 million primarily because we increased borrowings on our Senior Credit facility compared to the prior year, and we placed our ERP system in service in various U.S. locations during May 2014; therefore, we no longer capitalize interest related to that portion of the project. Also, in July 2014 we expensed $0.3 million of previously capitalized deferred financing costs in connection with the refinancing of our Senior Credit Facility. Furthermore, the amount of our 2016 Notes discount amortization increased by $0.3 million as expected when using the effective interest method for its amortization in the nine-month period ended September 30, 2013. Our reported interest expense for the nine-month periods ended September 30, 2014 and 2013 includes non-cash interest related to the accounting for convertible securities of $5.3 million and $4.9 million, respectively.
Interest income for the nine months ended September 30, 2014 and 2013 decreased because the Company no longer holds any short-term investments in time deposit accounts outside the United States as it did for a portion of the prior-year period.
Other Income (Expense)
Other income of $0.1 million in 2014 was primarily attributable to foreign exchange gains on intercompany balances. Other expenses of $1.5 million in 2013 were primarily related to a write off of $1.5 million for a capital expenditure project not placed into service and by foreign exchange losses on intercompany balances.
Income Taxes

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$22,704	$(44,010)
Income tax expense (benefit)	5,866	(9,172)
Effective tax rate	25.8%	20.8%

The Company's effective income tax rates for the nine months ended September 30, 2014 and 2013 were 25.8% and 20.8%, respectively. The primary drivers of the income tax rate for the nine months ended September 30, 2014 were an expense of $1.2 million relating to state income tax audit settlements, an expense of $0.4 million for a foreign income tax audit settlement, and an expense of $0.3 million from a change in state filing positions; offset by a benefit of $2.0 million for the release of uncertain tax positions and related interest due to the expiration of statute of limitations. The primary drivers of the income tax rate for the nine months ended September 30, 2013 were a benefit of $3.5 million for the release of uncertain tax positions, a benefit of $0.5 million relating to the granting of Irish research credits for 2011 and 2012, and a benefit of $0.9 million due to the extension of the Federal research credit, enacted through the American Taxpayer Relief Act. These benefits in 2013 were recorded against a book loss, relating primarily to goodwill impairment; accordingly, they had the effect of increasing the effective tax rate in that period.

The Company expects its effective income tax rate for the full year to be approximately 23% to 24%, resulting largely from the release of uncertain tax positions, domestic and foreign audit settlements, as well as the jurisdictional mix of pretax income in U.S.-based operations relative to foreign operations.
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

GEOGRAPHIC PRODUCT REVENUES AND OPERATIONS
We attribute revenues to geographic areas based on the location of the customer. There are certain revenues managed by the various U.S. segments that are generated from non-U.S. customers and therefore included in Europe and the Rest of World revenues below. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
United States	$180,101	$166,555	$522,288	$473,740
Europe	23,850	21,543	75,026	68,936
Rest of World	25,768	25,148	78,815	72,769
Total Revenues	$229,719	$213,246	$676,129	$615,445
Domestic revenues increased to $180.1 million, or 78% of total revenues, for the three months ended September 30, 2014 from $166.6 million, or 78% of total revenues, for the three months ended September 30, 2013. International revenues increased to $49.6 million from $46.7 million in the prior-year period, an increase of 6%. Changes in foreign exchange rates decreased our sales by $0.1 million compared to the three months ended September 30, 2013.
Domestic revenues increased to $522.3 million, or 77% of total revenues, for the nine months ended September 30, 2014 from $473.7 million, or 77% of total revenues, for the nine months ended September 30, 2013. International revenues increased to $153.8 million from $141.7 million in the prior-year period, an increase of 9%. Changes in foreign exchange rates increased our sales by $0.7 million compared to the nine months ended September 30, 2013, primarily due to a stronger euro.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash and Marketable Securities
We had cash and cash equivalents totaling approximately $140.2 million and $120.6 million at September 30, 2014 and December 31, 2013, respectively, which are valued based on Level 1 measurements in the fair value hierarchy. At September 30, 2014, our non-U.S. subsidiaries held approximately $105.8 million of cash and cash equivalents that are available for use by our operations outside of the United States; however, subsequent to September 30, 2014, on October 27, 2014, the Company funded the purchase price for the MicroFrance Acquisition with funds held outside the United States. If cash and cash equivalents held by our non-U.S. subsidiaries were repatriated to the United States, or used for United States operations, certain amounts could be subject to tax in the United States for the incremental amount in excess of the foreign tax paid.
Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$58,706	$41,572
Net cash used in investing activities	(264,466)	(40,169)
Net cash provided by financing activities	231,044	19,507
Effect of exchange rate fluctuations on cash	(5,667)	1,020
Net increase in cash and cash equivalents	$19,617	$21,930

In 2014, we anticipate that our principal uses of cash will include between $40.0 million and $45.0 million on capital expenditures primarily for our continued expansion of regenerative medicine manufacturing capacity, support and maintenance in our existing plants, our enterprise resource planning system implementation, and additions to our instrument kits used in sales of orthopedic products. Additionally, we will continue to build inventories in preparation for our facilities consolidations expected to occur at the end of 2014.
Cash Flows Provided by Operating Activities
We generated operating cash flows of $58.7 million and $41.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Operating cash flows for the nine months ended September 30, 2014 benefited from an increase in net income of $51.7 million compared to the same period in 2013. Changes in working capital decreased cash flows for the nine months ended September 30, 2014 by approximately $14.0 million. Among the changes in working capital, accounts receivable used $3.8 million of cash, inventory used $26.6 million of cash, prepaid expenses and other current assets provided $6.6 million of cash, and accounts payable, accrued expenses and other current liabilities provided $8.8 million of cash.
Operating cash flow for the nine months ended September 30, 2013 was negatively impacted by the net loss for the period. Changes in working capital decreased cash flows by approximately $12.8 million. Among the changes in working capital, accounts receivable provided $1.4 million of cash, inventory used $28.8 million of cash, prepaid expenses and other current assets used $0.7 million of cash, and accounts payable, accrued expenses and other current liabilities provided $14.2 million of cash.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2014, we paid $235.0 million for the acquisition of Confluent Surgical, $29.5 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation.
During the nine months ended September 30, 2013, we paid $37.7 million for capital expenditures, most of which was directed to the expansion of our regenerative medicine production capacity and global enterprise system implementation, and $3.0 million for the acquisition of Tarsus Medical, Inc.
Cash Flows Provided by Financing Activities
Our principal sources of cash for financing activities in the nine months ended September 30, 2014 were $225.0 million of net borrowings under our Senior Credit Facility primarily to fund the Confluent Surgical acquisition. We also borrowed $150.0 million under the term loan portion of our Senior Credit Facility in connection with our July 2014 refinancing, but that had no net impact on our cash position as it was used to repay a portion of our revolving line of credit balance. Additionally, we incurred debt issuance costs of $3.1 million and received proceeds from stock option exercises of $8.3 million.
Our principal sources of cash for financing activities in the nine months ended September 30, 2013 were $30.0 million of borrowings under our senior credit facility, and our primary uses of cash for financing activities were $1.1 million in debt issuance costs.
Working Capital
At September 30, 2014 and December 31, 2013, working capital was $432.5 million and $401.8 million, respectively.
Amended and Restated Senior Credit Agreement, Convertible Debt and Related Hedging Activities
See Note 5 - Debt to the current period’s condensed consolidated financial statements for a discussion of our (i) amended and restated Senior Credit Agreement, and (ii) convertible debt and related hedging activities,.
Share Repurchase Plan
On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions. We repurchased no shares under this program during the first nine months of 2014 and $75.0 million remains available under the authorization.
Subsequent to September 30, 2014, on October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.

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

Contractual Obligations and Commitments
As of September 30, 2014, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2014	2015-2016	2017-2018	Thereafter
	(In millions)
Convertible Securities (1)	$230.0	$—	$230.0	$—	$—
Revolving Credit Facility (2)	261.9	—	—	—	261.9
Term Loan	150.0	—	13.1	28.1	108.8
Interest (3)	20.2	2.6	12.5	4.2	0.9
Employment Agreements (4)	2.7	0.2	1.7	0.8	—
Operating Leases	64.3	2.9	19.6	11.5	30.3
Purchase Obligations	18.2	6.2	5.7	6.3	—
Other	6.6	1.3	3.1	1.0	1.2
Total	$753.9	$13.2	$285.7	$51.9	$403.1

(1)
The estimated debt service obligation of the senior convertible securities includes interest expense representing the amortization of the discount on the liability component of the senior convertible notes in accordance with the authoritative guidance. See Note 5 "Debt" of our condensed consolidated financial statements for additional information.

(2)
The Company may borrow and make payments against the revolver portion of its Senior Credit Facility from time to time and considers all of the outstanding amounts to be long term based on its current intent and ability to repay the borrowing outside of the next twelve-month period.

(3)
Interest is calculated on the term loan portion of the Senior Credit Facility and convertible securities based on current interest rates paid by the Company. As the revolving credit facility can be repaid at any time, no interest has been included in the calculation.

(4)	Amounts shown under Employment Agreements do not include compensation resulting from a change in control.
The Company has excluded contingent consideration obligations related to prior acquisitions from the contractual obligations table above; these liabilities had a fair value of $21.2 million at September 30, 2014. These liabilities have been excluded because the amounts to be paid and the potential payment dates are not fixed.
The Company has also excluded the liability for uncertain tax benefits from the contractual obligations table above, including interest and penalties, totaling $1.5 million at September 30, 2014. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

OTHER MATTERS
Critical Accounting Estimates
The critical accounting estimates included in Company’s Current Report on Form 8-K dated June 16, 2014, which was filed with the Securities and Exchange Commission on June 20, 2014, for the fiscal year ended December 31, 2013, have not materially changed, except as noted below.

Goodwill
See Note 4 - Goodwill and Other Intangible Assets to the current period’s condensed consolidated financial statements for a discussion of the annual goodwill impairment testing that we performed as of July 31, 2014.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 1 - Basis of Presentation to the current period’s condensed consolidated financial statements.

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
Interest Rate Risk
Cash and Cash Equivalents - We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2014 would increase interest income by approximately $1.4 million on an annual basis. No significant decrease in interest income would be expected as our cash balances are earning interest at rates of approximately 14 basis points. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

Senior Credit Facility - Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings. We have used an interest rate derivative instrument to manage our earnings and cash flow exposure to changes in interest rates by utilizing a forward-starting interest rate swap that began to offset a portion of our interest payments in the first quarter of 2011. This interest rate derivative instrument fixed the interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings beginning on December 31, 2010. The interest rate swap had a notional amount of $101.3 million outstanding as of September 30, 2014. We recognized $0.4 million of additional interest expense related to this derivative during the three months ended September 30, 2014. The fair value of our interest rate derivative instrument was a net liability of $1.3 million at September 30, 2014.
Based on our outstanding borrowings at September 30, 2014, a one-percentage point change in interest rates would have impacted interest expense on the unhedged portion of the debt by $3.1 million on an annualized basis.

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
As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide such reasonable assurance.
As previously disclosed in the quarter ended June 30, 2014, the Company is in the process of a multi-year implementation of a global enterprise resource planning (“ERP”) system. In addition, in response to business integration activities, the Company has and will continue to further align and streamline the design and operation of the financial control environment to be responsive to the changing business model.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 6, 2012, the Company was contacted by the United States Attorney's Office for the District of New Jersey regarding the activities of sales representatives in a single region within our Extremities Reconstruction division. The U.S. Attorney's Office was investigating the activities of three sales representatives, one of whom was a supervisor until terminated by the Company for failure to cooperate with this investigation.  The activities at issue pertain to alleged improper billing of products for extremities indications. On August 12, 2014, the United States Attorney for the District of New Jersey announced that two former Integra sales representatives, one of whom was a supervisor, entered guilty pleas as a result of the investigation. According to the United States Attorney for the District of New Jersey, these individuals acted without the awareness of the Company. The Company cooperated with the U.S. Attorney’s Office on a voluntary basis throughout the investigation and has reimbursed affected customers. The reimbursements were made in historical periods and were not material. The Company was not a subject or target of the investigation, and believes the investigation to now be concluded.
The Company manufactures and sells certain extremities products internationally pursuant to a license agreement that the licensor had indicated it would terminate effective October 20, 2014 after the parties were unable to resolve disagreements under the license agreement. Revenues for products sold under that license agreement approximated $5.5 million in 2013.  On October 17, 2014, the parties resolved their disagreements and extended the Company’s right to manufacture and sell these products through December 31, 2015.
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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as modified by the subsequent Quarterly Report on Form 10-Q for the period ended June 30, 2014, have not materially changed except as noted below.
Our plan to separate our Spine business into a separate, independent medical technology company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all.
On November 3, 2014, we announced a plan to separate our Spine business into a separate, independent public company. The separation, which is expected to be completed within 12 months, is subject to board approval of the final terms of the separation and certain other customary conditions, including confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the SEC.
Unanticipated developments, including both the Spine and legacy businesses’ ability to respond to the changes in its end markets that could affect demand for those companies’ products, changes in business relationships with customers or their purchases from each company, possible delays in obtaining necessary tax opinions, regulatory approvals or clearances, uncertainty of the financial markets and executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected. We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.
The proposed separation of the Spine business may not achieve some or all of the anticipated benefits.

Even if the proposed separation of the Spine business is completed, we may not realize any or all of the anticipated strategic, financial, operational, marketing or other benefits from the spin-off, including each company’s ability to benefit from the new focus or to achieve anticipated growth rates, margins and scale and to execute on its strategy generally. As separate, independent, publicly traded companies, each of the two companies will be smaller with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
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
We have outstanding FDA warning letters related to our Andover, England and Añasco, Puerto Rico facilities. We have incurred, and will incur, expenses to remediate issues identified in those warning letters and other observations issued in connection with other inspections at other facilities, and to prepare our manufacturing facilities for anticipated FDA inspections. The FDA has notified us that it will not grant requests for exportation certificates to foreign governments for our Añasco, Puerto Rico facility (the “Añasco Facility”) until the violations identified in the warning letter have been corrected. If such remediation cannot be completed in a timely manner, we may not be able to sell such products in certain markets. There can be no assurance that such remediation and preparation activities will address all such observations to the FDA's satisfaction, or that the FDA will not impose additional regulatory sanctions with respect to such observations. On September 30, 2014, the FDA completed an inspection of the Añasco Facility. The Añasco Facility is operating subject to an FDA warning letter dated February 13, 2013 (the “Warning

Letter”) that relates to quality systems and compliance issues. The inspection began on September 4, 2014 and focused primarily on the issues raised in the Warning Letter and in previous inspections of the Añasco Facility. At the conclusion of the inspection, the FDA found that the Company had addressed the issues raised in the Warning Letter and previous inspectional observations, and it issued no other inspectional observations. In reaching this conclusion, the FDA determined that the Company’s remediation activities were effective and its quality management system was adequate.
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
In addition, some of our orthobiologics products are subject to FDA and certain state regulations regarding human cells, tissues, and cellular or tissue-based products, which include requirements for Establishment Registration and listing, donor eligibility, current good tissue practices, labeling, adverse-event reporting, and inspection and enforcement. Some states have their own tissue banking regulation. We are licensed or have permits as a tissue bank in California, Florida, New York and Maryland. In addition, tissue banks may undergo voluntary accreditation by the American Association of Tissue Banks (the “AATB”). The AATB has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank. Finally, the FDA issued new regulations regarding “Current Good Manufacturing Practice Requirements for Combination Products” on January 22, 2013. These new regulations apply to some of our product lines that have been designated by the FDA as Combination Products. There will be additional costs associated with compliance with these new Good Manufacturing Practice Requirements regulations for Combination Products.
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
Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred, and the EU has requested that our dural replacement products and other products that are used in neurological tissue be sourced from bovine tendon sourced from a country where no cases of BSE have occurred. Currently, we purchase our tendon from the United States and New Zealand. We received approval in the United States, the EU, Japan, Taiwan, China, Argentina as well as other countries for the use of New Zealand-sourced tendon in the manufacturing of our products. If we cannot continue to use or qualify a source of tendon from New Zealand or another country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries.

If any of our manufacturing facilities were damaged and/or our manufacturing or business processes interrupted, we could experience lost revenues and our business could be seriously harmed.
Damage to our manufacturing, development or research facilities because of fire, extreme weather conditions, natural disaster, power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to cease development and manufacturing of some or all of our products. In particular, our San Diego, Vista, and Irvine, California facilities are susceptible to earthquake damage, wildfire damage and power losses from electrical shortages as are other businesses in Southern California. Our Añasco, Puerto Rico plant, where we manufacture collagen, silicone and our private-label products, is vulnerable to hurricane, storm, earthquake and wind damage. Our Plainsboro, New Jersey facility is vulnerable to hurricane damage. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.
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
An experienced third party hosts and maintains the enterprise business system used to support certain of our transaction processing for accounting and financial reporting, supply chain and manufacturing. Currently, we have developed a comprehensive disaster recovery plan for the Company’s infrastructure. As we have not fully tested the plan, we have adopted alternative solutions to mitigate business risk, including backup equipment, power and communications. We also implemented a comprehensive backup and recovery process for our key software applications. Our global production and distribution operations are dependent on the effective management of information flow between facilities. An interruption of the support provided by our enterprise business systems could have a material adverse effect on the business.

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

In addition, third parties may attempt to breach our systems and may obtain data relating to patients, the Company’s proprietary information or other sensitive data. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, suffer backlash from negative public relations, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2012, our Board of Directors authorized a repurchase of up to $75.0 million of outstanding common stock through December 2014. Shares may be repurchased either in the open market or in privately negotiated transactions.
There were no repurchases of our common stock during the three months ended September 30, 2014 under this program.
Subsequent to September 30, 2014, on October 28, 2014, our Board of Directors terminated the previous share repurchase plan dated October 23, 2012, and authorized a new repurchase of up to $75.0 million of outstanding common stock through December 2016. Shares may be repurchased either in the open market or in privately negotiated transactions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1
Stock and Asset Purchase Agreement by and among Medtronic, Inc., Medtronic Xomed Instrumentation, SAS, and Integra LifeSciences Corporation, dated as of September 12, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2014)

4.1
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. (Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014)

4.2
Ratification Agreement, dated as of July 2, 2014, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent. (Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form
8-K filed on July 9, 2014)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 7, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRA LIFESCIENCES HOLDINGS CORPORATION

Date:	November 7, 2014	/s/ Peter J. Arduini
Peter J. Arduini
President and Chief Executive Officer

Date:	November 7, 2014	/s/ Glenn G. Coleman
Glenn G. Coleman
Corporate Vice President and Chief Financial Officer

Exhibits

2.1
Stock and Asset Purchase Agreement by and among Medtronic, Inc., Medtronic Xomed Instrumentation, SAS, and Integra LifeSciences Corporation, dated as of September 12, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 27, 2014)

4.1
Third Amended and Restated Credit Agreement, dated as of July 2, 2014, among Integra LifeSciences Holdings Corporation, the other lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent and HSBC Bank USA, National Association, Royal Bank of Canada, Citizens Bank, National Association, DNB Capital LLC, Credit Agricole-Corporate and Investment Bank and TD Bank, N.A., as Co-Documentation Agents. (Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014)

4.2
Ratification Agreement, dated as of July 2, 2014, between Integra LifeSciences Holdings Corporation, the Subsidiary Guarantors of Integra LifeSciences Holdings Corporation and Bank of America, N.A., as Administrative Agent. (Incorporated by Reference to Exhibit 4.2 to the Company’s Current Report on Form
8-K filed on July 9, 2014)

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

† The financial information of Integra LifeSciences Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 7, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) Parenthetical Data to the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, is furnished electronically herewith.